Form 10KSB
period 2000-04-30
NETWORK USA INC
filed 2000-07-31
CIK 806592

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                                NETWORK USA, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 33-10456

               Nevada                                       76-0192477
               ------                                       ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


     5617 Bissonnet, Suite 215, Houston, Texas                77081
     -----------------------------------------                -----
       (Address of Principal Executive Office)              (Zip Code)


                                  713-669-9018
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:  None


Securities registered pursuant to Section 12(g) of the Exchange Act:  None


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.   [ X ]

Issuer's revenues for the 12 months ended April 30, 2000 were  $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed at par value of $0.01 per share, as no trading market is active and no reference is available as to the price paid for the common equity, on July 24, 2000 was $106,350. As of July 24, 2000, registrant had 10,635,000 shares  of  Common  Stock  outstanding.

                                     PART I

     This annual report contains forward-looking statements. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward- looking statements after the date of this report to conform its prior statements to actual results.

ITEM  1.  DESCRIPTION  OF  BUSINESS

Business

     The Company has had no business operations since approximately 1988. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "shell" company. Because the Company has no assets, conducts no business and has no employees, management anticipates that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition, and the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Michael L. Mead and Richard
J. Church, who are directors and Co-President of the Company, beneficially own approximately eighty-five percent (85%) of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger they deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

Risk  Factors.

     The Company's auditor, Jackson & Rhodes, P.C., has included a "going concern" paragraph in the Company's audited financials for the years ending April 30, 2000 and 1999. The auditor states: "The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is dependent on a merger partner or raising funds in order to provide capital for the Company to become a going concern." See the Index to Financial Statements.

     In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

No  Assets;  No  Source  of  Revenue.

     The Company has no assets and has had no revenue in either of its two most recent calendar years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

Absence  of  Substantive  Disclosure  Relating  to  Prospective  Acquisitions.

     Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified  Industry  and  Acquired  Business;  Unascertainable  Risks.

     To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

Uncertain  Structure  of  Acquisition.

     Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has no resources as of the date of this annual report, management expects that any such acquisition would take the form of an exchange of capital stock, which would have a substantially dilutive effect on the shareholders of the Company.

Management  to  Devote  Insignificant  Time  to  Activities  of  the  Company.

     Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

Future  Sales  of  Common  Stock.

     Michael L. Mead currently beneficially owns 4,500,000 shares of the common stock of the Company or approximately 42.3 percent of its outstanding voting securities. Pursuant to a purchase from Mr. Mead in May 2000, Richard
J. Church currently beneficially owns 4,500,000 shares of the common stock of the Company or approximately 42.3 percent of its outstanding voting securities. Currently, the 4,500,000 shares owned by Mr. Mead have been beneficially owned for greater than one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Mead may commence to sell up to one percent of the outstanding securities of the Company, or currently 106,350, in any three month period. In addition, as of May 2001, the 4,500,000 shares owned by Mr. Church will been beneficially owned for greater than one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Church may commence to sell up to one percent of the outstanding securities of the Company, or currently 106,350, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Mead could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations.

Dilution.

     Depending on the nature and extent of services rendered, the Company may compensate Michael L. Mead, Richard J. Church or any other third party for any financial consulting or other services that they may perform for the Company in the future. Because the Company currently has no resources, and is unlikely to have any resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock. Such issuances would further dilute the holdings of the Company's other stockholders.

Conflicts  of  Interest;  Related  Party  Transactions.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions.

Voting  Control.

     Due to their beneficial ownership of a majority of the shares of the Company's outstanding common stock, Michael L. Mead and Richard J. Church have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

No  Market  for  Common  Stock;  No  Market  for  Shares.

     The Company's common stock is not currently listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), and has not been listed on the aforementioned market for the previous five years. Therefore, there is currently no "established trading market" for such shares, and there can be no assurance that such a market will ever develop or be maintained. Any future market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

Risks  of  "Penny  Stock".

     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock may be subject to the penny stock rules, and accordingly, investors in the Company's common stock may find it difficult to sell their shares in the future, if at all.

Number  of  Employees.

     At the present time, Messrs. Mead and Church are the sole employees of the Company.

ITEM 2.   DESCRIPTION  OF  PROPERTY

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its Co-President, Director, Treasurer, and principal shareholder, Richard J. Church, and are provided at no cost. Because the Company has no business, its activities have been limited to keeping itself in good standing in the State of Nevada and, recently, with preparing this
annual  report  and  the  accompanying  financial   statements.

ITEM 3.   LEGAL  PROCEEDINGS

     The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     The Company's common stock is not currently listed on the OTC Bulletin Board of the NASD or any other recognized securities market. There has been no trading symbol or established trading market for shares of the Company's common stock during 2000 or 1999, and management does not expect any such market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any established trading market for the Company's common stock will develop or be maintained. If such a market ever develops in the future, the sale of unregistered and "restricted" shares of common stock pursuant to Rule 144 of the SEC by Michael L. Mead and Richard J. Church may have a substantial adverse impact on any such public market. The number of record holders of the Company's common stock as of the date of this annual report is approximately 800.

Dividends.

     There have been no cash dividends declared on any class of common equity for the last two fiscal years or in any subsequent period that required financial information. The Company has no plans to issue any dividends for the foreseeable future.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Plan  of  Operation.

     The Company has not engaged in any material operations or had any revenues from operations during the last four calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this annual report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this annual report, the Company has not begun seeking any acquisition.

     Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the SEC under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.

ITEM  7.  CONSOLIDATED  FINANCIAL  STATEMENTS

     The financial statements, commencing on page F-1, have been audited by Jackson & Rhodes, P.C., independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. The Company's relationship with Jackson & Rhodes, P.C. of Dallas, Texas, has not changed. Prior to the engagement of Jackson & Rhodes, P.C., the Company had no independent auditor for approximately 12 years. For the auditor's going-concern opinion, see the Auditor's Opinion letter in the F/S.

                                    PART III

ITEMS 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The  Company's  directors  and  executive  officers  are:

NAME                AGE     POSITION
----                ---     --------
Michael L. Mead     51      Director, Co-President, and Secretary
Richard J. Church   47      Director, Co-President, and Treasurer

     Michael L. Mead has served as the Company's director, co-president, and secretary since May 2000. Mr. Mead graduated form Abilene Christian University in May 1971 with a Bachelor of Science in accounting and economics. He graduated from Texas Tech School of Law in May, 1974 with a Doctor of Jurisprudence. From 1974 until 1980, Mr. Mead provided financial planning and investment services to individuals and small businesses. From 1980 to 1992, Mr. Mead owned and operated M.L. Mead & Company, a business development and investment banking firm. In 1992, Mr. Mead founded Entrepreneurs Online, an online community for small business owners, which he sold in 1995. In 1996, Mr. Mead founded Enterprise Technologies, a business development consulting firm and "virtual" business incubator.

     Richard J. Church has served as the Company's director, co-president, and secretary since May 2000. Mr. Church graduated from the University of Texas at Austin, Texas in 1976 with a Bachelor of Science in Electrical Engineering. From 1977 through 1983, Mr. Church worked for Southwestern Manufacturing Co., Inc. first in sales and than as general manager of their valve actuator division, Pantex Valve Actuators, in Houston, Texas. Since 1986, Mr. Church co-founded Church Realty, a commercial and investment real estate company. In addition, Mr. Church is a licensed real estate agent, a consultant in sales and real estate, and sits on the Board of Directors of Southwestern Manufacturing Co., Inc.

     The  Company  does  not  have  a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended, and is not subject to reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM  10.  EXECUTIVE  COMPENSATION.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management, Messrs. Mead and Church, during the calendar years ended April 30, 1998 or April 30, 1999. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this item.

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth, as of July 24, 2000 the number and percentage of outstanding shares of Company common stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                                  NUMBER OF SHARES OF        PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER        COMMON STOCK BENEFICIALLY OWNED    OWNERSHIP
------------------------------------------  -------------------------------  --------------
Michael L. Mead
2997 Chen Way
Soquel, CA 95073                                                  4,500,000           42.3%
Richard J. Church
5617 Bissonnet, Suite 215
Houston, TX 77081                                                 4,500,000           42.3%
All executive officers and directors as a
group (2 persons)                                                 9,000,000           84.6%

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits are to be filed as part of the annual report:

          EXHIBIT  NO.          IDENTIFICATION  OF  EXHIBIT

          Exhibit  3.1      Articles of Incorporation of Network USA, Inc.
          Exhibit  3.2      Bylaws  of  Network  USA,  Inc.
          Exhibit  4.1      Common  Stock  Certificate of Network USA, Inc.
          Exhibit  27.1     Financial  Data  Schedule

     (b) There were no reports filed on Form 8-K during the last quarter of the fiscal year ended April 30, 2000.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Network  USA,  Inc.


                                    By:  /s/  Michael  L.  Mead
                                    ----------------------
                                    Michael L. Mead, Co-President, Director, and
                                    Secretary


                        ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                                    Date
---------                    -----                                    ----

/s/  Michael L. Mead      Co-President, Director, and Secretary   July 30, 2000
--------------------
MICHAEL  L.  MEAD


/s/  Richard  J.  Church  Co-President,  Director, and Treasurer  July 30, 2000
------------------------
RICHARD  J.  CHURCH

                                NETWORK USA, INC.

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . .  F-2

Balance Sheets as of
April 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Operations for the Years Ended
April 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Statements of Changes in Shareholder's Deficit
for the Years Ended April 30, 2000 and 1999. . . . . . . . . . . . . . . .  F-5

Statements of Cash Flows for the Years Ended
April 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  F-7-8

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
Network  USA,  Inc.

We have audited the accompanying balance sheets of Network USA, Inc. as of April 30, 2000 and 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position as of April 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependant on a merger partner or raising funds in order to provide capital for the Company to become a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    Jackson  &  Rhodes  P.C.


Dallas,  Texas
June  14,  2000

                                NETWORK USA, INC.
                                  BALANCE SHEETS
                             APRIL 30, 2000 AND 1999


                                     ASSETS

                                                             2000          1999
                                                           ----------  ---------
                                                           $       -   $      -
                                                           ==========  =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current  liabilities:
  Accrued liabilities                                      $   1,830   $   1,730

Commitments and contingencies                                      -           -

Shareholders' deficit (Note 4):
  Preferred stock, $.01 par, 1,000,000 shares authorized,
    none issued and outstanding                                    -           -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 10,635,000 issued and outstanding            106,350     106,350
  Accumulated deficit                                       (108,180)   (108,080)
                                                           ----------  ----------
      Total shareholders' deficit                             (1,830)     (1,730)
                                                           ----------  ----------
                                                           $       -   $       -
                                                           ==========  ==========

                 See accompanying notes to financial statements.
                                        F - 3

                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED APRIL 30, 2000 AND 1999


                                         2000          1999
                                     ------------  ------------
Expenses:
  Filing fees                        $       100   $       100
                                     ------------  ------------
Net loss                             $      (100)  $      (100)
                                     ============  ============


Basic loss per common share          $     (0.00)  $     (0.00)
                                     ============  ============

Weighted average shares outstanding   10,635,000    10,635,000
                                     ============  ============

                 See accompanying notes to financial statements.
                                        F - 4

                                NETWORK USA, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                       YEARS ENDED APRIL 30, 2000 AND 1999


                                  Preferred Stock             Common Stock                         Total
                         ------------------------------  ---------------------------  Accumulated Shareholders'
                             Shares          Amount        Shares         Amount       Deficit     Deficit
                         ---------------  -------------  -----------  --------------  ----------  -------------


Balance, April 30, 1998                -  $           -   10,635,000  $      106,350  $(107,980)  $     (1,630)

Net loss                               -              -            -               -       (100)          (100)
                         ---------------  -------------  -----------  --------------  ----------  -------------

Balance, April 30, 1999                -              -   10,635,000         106,350   (108,080)        (1,730)

Net loss                               -              -            -               -       (100)          (100)
                         ---------------  -------------  -----------  --------------  ----------  -------------

Balance, April 30, 2000                -  $           -   10,635,000  $      106,350  $(108,180)  $     (1,830)
                         ===============  =============  ===========  ==============  ==========  =============

                 See accompanying notes to financial statements.
                                        F - 5

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2000 AND 1999


                                                     2000    1999
                                                     ----    ----
Cash  flows  from  operating  activities:
  Net loss                                           $(100)  $(100)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
      Changes in assets and liabilities:
        Accounts payable and accrued liabilities       100     100
                                                     ------  ------
          Net cash provided by operating activities      -       -
                                                     ------  ------


Net change in cash                                       -       -

Cash at beginning of year                                -       -
                                                     ------  ------

Cash at end of year                                  $   -   $   -
                                                     ======  ======

                 See accompanying notes to financial statements.
                                        F - 6

                                NETWORK USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2000 AND 1999

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Description  of  Business

     Network USA, Inc. was incorporated in Nevada on August 27, 1987. The Company is currently considered a "public shell" corporation with no business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger."

     Basis  of  Presentation

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company is dependent on a merger partner or raising funds in order to provide capital for the Company to become a going concern.

     Net  Loss  Per  Common  Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company has no potential dilutive securities, the accompanying presentation is only of basic loss per share.

     Statement  of  Cash  Flows

     For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

                                NETWORK USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Income  Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

2.   INCOME  TAXES

     At April 30, 2000, most of the Company's net operating loss carryforwards for tax purposes have expired or are limited on an annual basis, rendering any available carryforwards virtually valueless.