Form 10QSB
period 2000-07-31
NETWORK USA INC
filed 2000-09-14
CIK 806592

UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For  the  quarterly  period  ended:  July  31,  2000

[ ] Transition  report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange  Act  of  1934  For the transition period from _______ to _________

                                            Commission  file  number:  33-10456

                                NETWORK USA, INC.

        (Exact name of small business issuer as specified in its charter)

                   Nevada                                  76-0192477
       --------------------------------                  ---------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization                   identification No.)

         5617 Bissonnet, Suite 215, Houston, Texas                   77081
------------------------------------------------------              -------
        (Address of principal executive officer)                  (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      No  X
                                             ---     ---

The number of shares of common stock, $0.01 par value, outstanding as of July 31, 2000: 10,635,000 shares

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                                NETWORK USA, INC.
                           QUARTER ENDED July 31, 2000

PART  1.

Item  1.   Financial  Statements


                                NETWORK  USA,  INC.
                                 BALANCE  SHEETS
                                 July  31,  2000

                                                               7/31/00
                                                           ---------------
                                                             [Unaudited]

ASSETS

      Total  Current  Assets                               $            0

                                                           ---------------
TOTAL  ASSETS                                              $            0
                                                           ===============

                   LIABILITIES  &  STOCKHOLDERS  EQUITY

LIABILITIES

      Current  Liabilities                                              0

      Loans  from  Stockholders                            $        5,335
                                                           ---------------

      Total  Current  Liabilities                                   5,335
                                                           ---------------

TOTAL  LIABILITIES                                                  5,335

STOCKHOLDERS'  DEFECIT

  Preferred stock, $.01 par, 1,000,000 shares authorized,
      none  issued  and  outstanding                                   --
  Common  stock,  $.01  par value, 50,000,000 shares
      authorized,  10,635,000 issued and outstanding
      Paid-in  Capital                                            106,350
      Accumulated  Deficit                                       (111,685)
                                                           ---------------
TOTAL  STOCKHOLDERS'  DEFECIT                                      (5,335)

                                                           ---------------
TOTAL  LIABILITIES  &  STOCKHOLDERS  DEFECIT               $            0
                                                           ===============

                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended July 31, 2000 and 1999

                                           Three Months    Three Months
                                              Ended           Ended
                                             7/31/00         7/31/99
                                          --------------  --------------
                                           [Unaudited]     [Unaudited]

REVENUE
      Income                              $           0   $           0
                                          --------------  --------------
NET REVENUE                                           0               0

OPERATING EXPENSES
      Office Expenses                               340               0
      Professional Fees                            3165               0
                                          --------------  --------------
TOTAL OPERATING EXPENSES                          3,505               0

                                          --------------  --------------
NET INCOME/(LOSS)                         $      (3,505)  $           0
                                          ==============  ==============
NET LOSS PER SHARE                        $       (0.00)           (0.0)
                                          ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                10,635,000      10,635,000
                                          ==============  ==============

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended July 31, 2000 and 1999

                                                             Three Months  Three Months
                                                                 Ended        Ended
                                                                7/31/00      7/31/99
                                                             ------------  ------------
                                                              [Unaudited]   [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------------
  Net Loss                                                   $    (3,505)   $        0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Increase/(Decrease) in loans from shareholder                        0             0
  Increase/(Decrease) in current liabilities                      (1,830)
                                                             ------------  ------------
      Net Cash Used For Operating Activities                           0             0
                                                             ============  ============

Cash Flows Provided by Financing Activities                        5,335             0
---------------------------------------------------------    ------------  ------------
     Net Increase In Cash                                              0             0

     Beginning Cash Balance                                            0             0

     Ending Cash Balance                                               0             0
                                                             ============  ============

                                NETWORK USA, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Network USA, Inc., a Nevada corporation, have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in Form 10-KSB, have been omitted.


Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of July 31, 2000 and for the three-month period ended July 31, 2000 and 1999 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended; including, without limitation, statements concerning the Company's commencement of a new business plan, and its ability to raise funds in connection with such plan. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects,"
"intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in the Company's other SEC filings, including those in the annual report on Form 10-KSB for the year ended April 30, 2000. These forward-looking statements speak only as of the date hereof. The Company expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     The Company has not engaged in any material operations since approximately 1988. During the quarterly period covered by this quarterly report, the Company received no revenue and had minimal expenses.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan  of  Operations.

     Management is presently reviewing business opportunities and is advertising the Company in its new business consulting capacity. The Company is generally directed toward the financial, industrial and Internet technology industries.

     As the Company is in the early stages of developing and implementing its new business plan, and it does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future. During the quarter ended July 31, 2000, the Company borrowed $5,335 from an officer and shareholder of the Company. It should not be assumed that such loans will be available in the future.

     The Company's level of new business operations will be dependent on the amount of funds it is able to raise. Due to the lack of monthly operating expenditure currently incurred, the Company believes it can continue to operate the Company for an indefinite period of time at its present level. However, as the Company begins to pursue increased business activity, it expects its monthly operating expenses to substantially increase.


PART  II  -  OTHER  INFORMATION

In accordance with the instructions for filing Form 10-QSB, Items 1, 2, 3, 4, and 5 are omitted.

(a)  The  following  exhibits  are  filed  as  part  of  the  quarterly  report:

EXHIBIT  NO.    IDENTIFICATION  OF  EXHIBIT

Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)
Exhibit 3.2 Bylaws of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)
Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)
Exhibit  27.1    Financial  Data  Schedule

(b) There were no reports filed on Form 8-K during the quarter ended July 31, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Network  USA,  Inc.



Date:  9-14-00                    By  /s/  Michael  L.  Mead
                                    Michael L. Mead, Director and Co-President



Date:  9-14-00                    By  /s/  Richard  J.  Church
                                    Richard J. Church, Director and Co-President