Form 10QSB
period 2000-10-31
NETWORK USA INC
filed 2000-12-15
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.


              For the quarterly period ended: October 31, 2000


[ ] Transition  report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934 For the transition period from ________ to _________

                                            Commission file number: 33-10456

                                NETWORK USA, INC.

        (Exact name of small business issuer as specified in its charter)

                   Nevada                                76-0192477
       --------------------------------               ---------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                identification No.)


   5617 Bissonnet, Suite 215, Houston, Texas               77081
  ------------------------------------------              -------
   (Address of principal executive officer)              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      No  X
                                             ---     ---


The number of shares of common stock, $0.01 par value, outstanding as of October 31, 2000: 10,635,000 shares


Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                                   NETWORK USA, INC.
                          QUARTER ENDED October 31, 2000

PART 1.

Item 1.   Financial Statements

                                        NETWORK USA, INC.
                                         BALANCE SHEETS
                                      As of October 31, 2000
                                         & April 30, 2000

                                                                      10/31/00            4/30/00
                                                                  -----------------   ----------------
                                                                    [Unaudited]           [Audited]
ASSETS

      Total Current Assets                                        $              0    $             0

                                                                  -----------------   ----------------
TOTAL ASSETS                                                      $              0    $             0
                                                                  =================   ================

                        LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities                                                        0    $             0

      Loans from Stockholders                                     $           8823    $          1830
                                                                  -----------------   ----------------

      Total Current Liabilities                                               8823               1830
                                                                  -----------------   ----------------

TOTAL LIABILITIES                                                             8823               1830

STOCKHOLDERS' DEFECIT

  Preferred stock, $.01 par, 1,000,000 shares authorized,
      none issued and outstanding                                                -                  -
  Common stock, $.01 par value, 50,000,000 shares
      authorized, 10,635,000 issued and outstanding
      Paid-in Capital                                                      106,350            106,350
      Accumulated Deficit                                                 (115,173)           108,180
                                                                  ----------------    ----------------
TOTAL STOCKHOLDERS' DEFECIT                                                  (8823)             (1830)

                                                                  -----------------   ----------------
TOTAL LIABILITIES & STOCKHOLDERS DEFECIT                          $              0    $             0
                                                                  =================   ================

                                       NETWORK USA, INC.
                                    STATEMENTS OF OPERATIONS

                For the Three and Six Month Periods Ended October 31, 2000 and 1999

                                    Three Months      Three Months       Six Months        Six Months
                                       Ended             Ended              Ended             Ended
                                      10/31/00         10/31/99           10/31/00          10/31/99
                                   -------------     -------------      -------------     -------------
                                    [Unaudited]       [Unaudited]
REVENUE
      Income                                    0                 0                                  0
                                   --------------    ---------------    --------------   --------------
NET REVENUE                                     0                 0                                  0

OPERATING EXPENSES
      Office Expenses                         904                 0              1244                0
      Professional Fees                      2584                 0              5749                0
                                   --------------    ---------------    --------------   --------------
TOTAL OPERATING EXPENSES                    3,488                 0              6993                0

                                   --------------    ---------------    --------------   --------------
NET INCOME/(LOSS)                  $       (3,488)                0             (6993)               0
                                   ==============    ==============    ==============    ==============
NET LOSS PER SHARE                 $        (0.00)             (0.0)            (0.00)           (0.00)
                                   ==============    ==============    ==============    ==============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          10,635,000        10,635,000        10,635,000       10,635,000
                                   ==============    ==============    ==============    ==============

                                       NETWORK USA, INC.
                                    STATEMENTS OF CASH FLOWS
                   For the Six Month Periods Ended October 31, 2000 and 1999


                                                                Six Months           Six Months
                                                                  Ended                Ended
                                                                 10/31/00             10/31/99
                                                             ----------------     ----------------
                                                               [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                   $        (6,993)     $             0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Increase/(Decrease) in loans from shareholder                            0                    0
  Increase/(Decrease) in current liabilities                          (1,830)
                                                             ----------------     ----------------
      Net Cash Used For Operating Activities                               0                    0
                                                             ================     ================

Cash Flows Provided by Financing Activities                            8,823                    0
-------------------------------------------                  ----------------     ----------------
     Net Increase In Cash                                                  0                    0

     Beginning Cash Balance                                                0                    0

     Ending Cash Balance                                                   0                    0
                                                             ================     ================

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


Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of October 31, 2000 and for the three-month period ended October 31, 2000 and 1999 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended; including, without limitation, statements concerning the Company's commencement of a new business plan, and its ability to raise funds in connection with such plan. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects,"
"intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in the Company's other SEC filings, including those in the annual report on Form 10-KSB for the year ended April 30, 2000. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Plan  of  Operation.

     Management is presently reviewing business opportunities and is advertising the Company in its new business consulting capacity. The Company is generally directed toward the financial, industrial and Internet technology industries.

     As the Company is in the early stages of developing and implementing its new business plan, and it does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future. During the quarter ended October 31, 2000, the Company borrowed $3,488 from an officer and shareholder of the Company. It should not be assumed that such loans will be available in the future.

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

Item  6.     Exhibits  and  Reports  on  Form  8-K.

(a)  The  following  exhibits  are  filed  as  part  of  the  quarterly  report:


EXHIBIT  NO.     IDENTIFICATION  OF  EXHIBIT

Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 3.2 Bylaws of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 27.1    Financial  Data  Schedule




(b) There were no reports filed on Form 8-K during the quarter ended October 31, 2000.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Network  USA,  Inc.



Date:  12-14-00                   By/S/ Michael L. Mead
       --------                   --------------------------------------------
                                  Michael L. Mead, Director and Co-President



Date:  12-14-00                   By/S/  Richard J. Church
       --------                   --------------------------------------------
                                  Richard J. Church, Director and Co-President