Form 10QSB
period 2001-01-31
NETWORK USA INC
filed 2001-03-19
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.


              For the quarterly period ended: January 31, 2001


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


The number of shares of common stock, $0.01 par value, outstanding as of January 31, 2001: 10,635,000 shares


Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                                   NETWORK USA, INC.
                          QUARTER ENDED January 31, 2001

PART 1.

Item 1.   Financial Statements

                                        NETWORK USA, INC.
                                         BALANCE SHEETS
                                      As of January 31, 2001
                                         & April 30, 2000

                                                                      01/31/01            4/30/00
                                                                  -----------------   ----------------
                                                                    [Unaudited]           [Audited]
ASSETS

      Total Current Assets                                        $              0    $             0

                                                                  -----------------   ----------------
TOTAL ASSETS                                                      $              0    $             0
                                                                  =================   ================

                        LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities                                                        0    $             0

      Loans from Stockholders                                     $         11,708    $          1830
                                                                  -----------------   ----------------

      Total Current Liabilities                                             11,708               1830
                                                                  -----------------   ----------------

TOTAL LIABILITIES                                                           11,708               1830

STOCKHOLDERS' DEFECIT

  Preferred stock, $.01 par, 1,000,000 shares authorized,
      none issued and outstanding                                                -                  -
  Common stock, $.01 par value, 50,000,000 shares
      authorized, 10,635,000 issued and outstanding
      Paid-in Capital                                                      106,350            106,350
      Accumulated Deficit                                                 (118,058)          (108,180)
                                                                  ----------------    ----------------
TOTAL STOCKHOLDERS' DEFECIT                                                (11,708)             (1830)

                                                                  -----------------   ----------------
TOTAL LIABILITIES & STOCKHOLDERS DEFECIT                          $              0    $             0
                                                                  =================   ================

                                       NETWORK USA, INC.
                                    STATEMENTS OF OPERATIONS

                For the Three and Nine Month Periods Ended January 31, 2001 and 2000

                                    Three Months      Nine Months       Nine Months        Nine Months
                                       Ended             Ended              Ended             Ended
                                      01/31/01         01/31/00           01/31/01          01/31/00
                                   -------------     -------------      -------------     -------------
                                    [Unaudited]       [Unaudited]

REVENUE
      Income                                    0                 0                                  0
                                   --------------    ---------------    --------------   --------------
NET REVENUE                                     0                 0                                  0

OPERATING EXPENSES
      Office Expenses                         346                 0              1590                0
      Professional Fees                      2539                 0              8288                0
                                   --------------    ---------------    --------------   --------------
TOTAL OPERATING EXPENSES                     2885                 0              9878                0

                                   --------------    ---------------    --------------   --------------
NET INCOME/(LOSS)                  $       (2,885)                0             (9878)               0
                                   ==============    ==============    ==============    ==============
NET LOSS PER SHARE                 $        (0.00)             (0.0)            (0.00)           (0.00)
                                   ==============    ==============    ==============    ==============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          10,635,000        10,635,000        10,635,000       10,635,000
                                   ==============    ==============    ==============    ==============

                                       NETWORK USA, INC.
                                    STATEMENTS OF CASH FLOWS
                   For the nine Month Periods Ended January 31, 2001 and 2000


                                                                Nine Months          Six  Months
                                                                  Ended                 Ended
                                                                 01/31/01             01/31/00
                                                             ----------------     ----------------
                                                               [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                   $        (9.878)     $             0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Increase/(Decrease) in loans from shareholder                            0                    0
  Increase/(Decrease) in current liabilities                          (1,830)
                                                             ----------------     ----------------
      Net Cash Used For Operating Activities                         (11,708)                   0
                                                             ================     ================

Cash Flows Provided by Financing Activities                           11,708                    0
-------------------------------------------                  ----------------     ----------------
     Net Increase In Cash                                                  0                    0

     Beginning Cash Balance                                                0                    0

     Ending Cash Balance                                                   0                    0
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


Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of January 31, 2001 and for the three-month period ended January 31, 2001 and 1999 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

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

     As the Company is in the early stages of developing and implementing its new business plan, and it does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future. During the quarter ended January 31, 2001, the Company borrowed $2,885 from an officer and shareholder of the Company. It should not be assumed that such loans will be available in the future.

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


                                  Network  USA,  Inc.



Date:  03-15-01                   By: /S/ Michael L. Mead
       --------                   --------------------------------------------
                                  Michael L. Mead, Director and Co-President



Date:  03-15-01                   By: /S/ Richard J. Church
       --------                   --------------------------------------------
                                  Richard J. Church, Director and Co-President