Form 10KSB
period 2001-04-30
NETWORK USA INC
filed 2001-07-24
CIK 806592

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2001

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.   [ X ]

Issuer's revenues for the 12 months ended April 30, 2001 were  $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed at par value of $0.01 per share, as no trading market is active and no reference is available as to the price paid for the common equity, on July 16, 2001 was $16,350. As of July 16, 2001, registrant had 10,635,000 shares  of  Common  Stock  outstanding.

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



Risk  Factors.

     The Company's auditor, Jackson & Rhodes, P.C., has included a "going concern" paragraph in the Company's audited financials for the years ending April 30, 2001 and 2000. The auditor states: "The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is dependent on a merger partner or raising funds in order to provide capital for the Company to become a going concern." See the Index to Financial Statements.

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

Future  Sales  of  Common  Stock.

     Michael L. Mead currently beneficially owns 4,500,000 shares of the common stock of the Company or approximately 42.3 percent of its outstanding voting securities. Pursuant to a purchase from Mr. Mead in May 2000, Richard
J. Church currently beneficially owns 4,500,000 shares of the common stock of the Company or approximately 42.3 percent of its outstanding voting securities. Currently, the 4,500,000 shares owned by Mr. Mead have been beneficially owned for greater than one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Mead may commence to sell up to one percent of the outstanding securities of the Company, or currently 106,350, in any three month period. In addition, as of May 2001, the 4,500,000 shares owned by Mr. Church have been beneficially owned for greater than one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Church may commence to sell up to one percent of the outstanding securities of the Company, or currently 106,350, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Mead could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations.

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

Number  of  Employees.

     At the present time, Messrs. Mead and Church are the sole employees of the Company. However, Messrs. Mead and Church are presently performing these duties without compensation.

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

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     The Company's common stock is not currently listed on the OTC Bulletin Board of the NASD or any other recognized securities market. There has been no trading symbol or established trading market for shares of the Company's common stock during 2001 or 2000, and management does not expect any such market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any established trading market for the Company's common stock will develop or be maintained. If such a market ever develops in the future, the sale of unregistered and "restricted" shares of common stock pursuant to Rule 144 of the SEC by Michael L. Mead and Richard J. Church may have a substantial adverse impact on any such public market. The number of record holders of the Company's common stock as of the date of this annual report is approximately 800.

Dividends.

     There have been no cash dividends declared on any class of common equity for the last two fiscal years or in any subsequent period that required financial information. The Company has no plans to issue any dividends for the foreseeable future.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Plan  of  Operation.

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. The Company's relationship with Jackson & Rhodes, P.C. of Dallas, Texas, has not changed. Prior to the engagement of Jackson & Rhodes, P.C., the Company had no independent auditor for approximately 12 years. For the auditor's going-concern opinion, see the Auditor's Opinion letter in the financial statements.

                                    PART III

ITEMS 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The  Company's  directors  and  executive  officers  are:

NAME                AGE     POSITION
----                ---     --------
Michael L. Mead     52      Director, Co-President, and Secretary
Richard J. Church   48      Director, Co-President, and Treasurer

     Michael L. Mead has served as the Company's director, co-president, and secretary since May 2000. Mr. Mead graduated form Abilene Christian University in May 1971 with a Bachelor of Science in accounting and economics. He graduated from Texas Tech School of Law in May, 1974 with a Doctor of Jurisprudence. From 1974 until 1980, Mr. Mead provided financial planning and investment services to individuals and small businesses. From 1980 to 1992, Mr. Mead owned and operated M.L. Mead & Company, a business development and investment banking firm. In 1992, Mr. Mead founded Entrepreneurs Online, an online community for small business owners, which he sold in 1995 to an NASDAQ-traded public company. In 1996, Mr. Mead founded Enterprise Technologies, a business development consulting firm. Mr. Mead holds a securities license and serves as Director of Corporate Finance for Harrison Douglas, Inc., an NASD-member broker-dealer.

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

ITEM  10.  EXECUTIVE  COMPENSATION.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management, Messrs. Mead and Church, during the calendar years ended April 30, 2001 or April 30, 2000. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this item.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth, as of July 16, 2001 the number and percentage of outstanding shares of Company common stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                                  NUMBER OF SHARES OF        PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER        COMMON STOCK BENEFICIALLY OWNED    OWNERSHIP
------------------------------------------  -------------------------------  --------------
Michael L. Mead
115 Calcita Drive
Santa Cruz, CA 95060                                              4,500,000           42.3%
Richard J. Church
5617 Bissonnet, Suite 215
Houston, TX 77081                                                 4,500,000           42.3%
All executive officers and directors as a
group (2 persons)                                                 9,000,000           84.6%

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits are to be filed as part of the annual report:

          EXHIBIT  NO.          IDENTIFICATION  OF  EXHIBIT

          Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (incorporated by reference from Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000)

          Exhibit 3.2 Bylaws of Network USA, Inc. (incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000)

          Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (incorporated by reference from Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000)

     (b) There were no reports filed on Form 8-K during the last quarter of the fiscal year ended April 30, 2001.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Network  USA,  Inc.


                                    By:  /s/  Michael L. Mead
                                    ----------------------------
                                    Michael L. Mead, Co-President, Director, and
                                    Secretary


                        ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                                    Date
---------                    -----                                    ----

/s/  Michael L. Mead      Co-President, Director, and Secretary    July 23, 2001
---------------------
MICHAEL  L.  MEAD


/s/ Richard J. Church     Co-President,  Director, and Treasurer   July 23, 2001
---------------------
RICHARD  J.  CHURCH

                                NETWORK USA, INC.

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .     F-2

Balance Sheets as of
     April 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . .     F-3

Statements of Operations for the Years Ended
     April 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . .     F-4

Statements of Changes in Shareholders' Deficit
     for the Years Ended April 30, 2001 and 2000 . . . . . . . . . .     F-5

Statements of Cash Flows for the Years Ended
     April 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . .     F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .   F-7-8

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
Network  USA,  Inc.

We have audited the accompanying balance sheets of Network USA, Inc. as of April 30, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position as of April 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



                                                      Jackson & Rhodes P.C.


Dallas,  Texas
July  3,  2001

                                NETWORK USA, INC.
                                  BALANCE SHEETS
                             April 30, 2001 and 2000


                                      Assets


                                                              2001        2000
                                                           ----------  ----------
Current assets:
  Prepaid expenses                                         $   1,951   $       -
                                                           ==========  ==========


                       Liabilities and Shareholders' Deficit



Current liabilities:
  Payable to stockholder                                   $  13,823   $   1,830

Commitments and contingencies                                      -           -

Shareholders' deficit:
  Preferred stock, $.01 par, 1,000,000 shares authorized,
    none issued and outstanding                                    -           -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 10,635,000 issued and outstanding            106,350     106,350

  Accumulated deficit                                       (118,222)   (108,180)
                                                           ----------  ----------

      Total shareholders' deficit                            (11,872)     (1,830)
                                                           ----------  ----------

                                                           $   1,951   $       -
                                                           ==========  ==========


                See accompanying notes to financial statements.

                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS
                       Years Ended April 30, 2001 and 2000


                                         2001          2000
                                     ------------  ------------

Expenses:

  General and administrative         $     9,932   $         -
  Filing fees                                110           100
                                     ------------  ------------
Net loss                             $   (10,042)  $      (100)
                                     ============  ============


Basic loss per common share          $     (0.00)  $     (0.00)
                                     ============  ============

Weighted average shares outstanding   10,635,000    10,635,000
                                     ============  ============


                See accompanying notes to financial statements.

                                  NETWORK USA, INC.
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                         Years Ended April 30, 2001 and 2000


                         Preferred Stock      Common Stock                    Total
                         ------------------------------------- Accumulated  Shareholders'
                         Shares  Amount     Shares     Amount    Deficit      Deficit
                         ------  -------  ----------  --------  ----------  ---------
Balance, April 30, 1999       -  $     -  10,635,000  $106,350  $(108,080)  $ (1,730)

Net loss                      -        -           -         -       (100)      (100)
                         ------  -------  ----------  --------  ----------  ---------

Balance, April 30, 2000       -        -  10,635,000   106,350   (108,180)    (1,830)

Net loss                      -        -           -         -    (10,042)   (10,042)
                         ------  -------  ----------  --------  ----------  ---------

Balance, April 30, 2001       -  $     -  10,635,000  $106,350  $(118,222)  $(11,872)
                         ======  =======  ==========  ========  ==========  =========


                See accompanying notes to financial statements.

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS
                       Years Ended April 30, 2001 and 2000


                                                       2001      2000
                                                     ---------  -------
Cash flows from operating activities:
  Net loss                                           $(10,042)  $ (100)

    Adjustments to reconcile net loss to
       net cash provided by operating activities:

      Changes in assets and liabilities:

        Prepaid expenses                               (1,951)       -

        Payable to shareholder                         11,993      100
                                                     ---------  -------

          Net cash provided by operating activities         -        -
                                                     ---------  -------


Net change in cash                                          -        -

Cash at beginning of year                                   -        -
                                                     ---------  -------

Cash at end of year                                  $      -   $    -
                                                     =========  =======


                 See accompanying notes to financial statements.

1.   Summary  of  Significant  Accounting  Policies

     Description  of  Business

     Network USA, Inc. was incorporated in Nevada on August 27, 1987. The Company is currently considered a "public shell" corporation with no business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger."

     Basis  of  Presentation

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and, at April 30, 2001, has excess liabilities over assets. These factors raise substantial doubts about the Company's ability to become a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company is dependent on a merger partner or raising funds in order to provide capital for the Company to become a going concern.

     Use  of  Estimates  and  Assumptions

     Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Net  Loss  Per  Common  Share

     The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company has no potential dilutive securities, the accompanying presentation is only of basic loss per share.

1.   Summary  of  Significant  Accounting  Policies  (Continued)

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

2.   Income  Taxes

     At April 30, 2001, most of the Company's net operating loss carryforwards for tax purposes have expired or are limited on an annual basis, rendering any available carryforwards virtually valueless.

3.   Related  Party  Transactions

     A Company stockholder has funded the Company's operations during the past year, resulting in a payable to the stockholder at April 30, 2001 of $13,823. INSERT: Audited financial statement-draft attached


                 See accompanying notes to financial statements.