Form 10QSB
period 2001-07-31
NETWORK USA INC
filed 2001-09-19
CIK 806592

UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For  the  quarterly  period  ended:  July 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                                            Commission  file  number:  33-10456

                                NETWORK USA, INC.

        (Exact name of small business issuer as specified in its charter)

                   Nevada                                  76-0192477
       --------------------------------                  ---------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization                   identification No.)

         5617 Bissonnet, Suite 215, Houston, Texas                   77081
------------------------------------------------------              -------
        (Address of principal executive officer)                  (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X    No
                                             ---      ---

The number of shares of common stock, $0.01 par value, outstanding as of July 31, 2001: 10,635,000 shares

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                                NETWORK USA, INC.
                           QUARTER ENDED July 31, 2001

PART  1.

Item  1.   Financial  Statements


                                NETWORK USA, INC.
                                 BALANCE  SHEETS
                                 July  31,  2001

                                                               7/31/01
                                                           ---------------
                                                             [Unaudited]

                                   ASSETS

ASSETS

      Total  Current  Assets:
                Prepaid Expenses                           $        1,636

                                                           ---------------
TOTAL  ASSETS                                              $        1,636
                                                           ===============

                   LIABILITIES  &  STOCKHOLDERS  DEFICIT

LIABILITIES

      Current  Liabilities

      Loans  from  Stockholders                            $       14,839
                                                           ---------------

      Total  Current  Liabilities                                  14,839
                                                           ---------------

TOTAL  LIABILITIES                                                 14,839

STOCKHOLDERS'  DEFICIT

  Preferred stock, $.01 par, 1,000,000 shares authorized,
      none  issued  and  outstanding                                   --
  Common  stock,  $.01  par value, 50,000,000 shares
      authorized,  10,635,000 issued and outstanding
      Paid-in  Capital                                            106,350
      Accumulated  Deficit                                       (121,189)
                                                           ---------------
TOTAL  STOCKHOLDERS'  DEFICIT                                     (13,203)

                                                           ---------------
TOTAL  LIABILITIES  &  STOCKHOLDERS  DEFICIT               $        1,636
                                                           ===============

                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended July 31, 2001 and 2000

                                           Three Months    Three Months
                                              Ended           Ended
                                             7/31/01         7/31/00
                                          --------------  --------------
                                           [Unaudited]     [Unaudited]

REVENUE
      Income                              $           0   $           0
                                          --------------  --------------
NET REVENUE                                           0               0

OPERATING EXPENSES
      Office Expenses                                31             340
      Professional Fees                           1,300           3,165
                                          --------------  --------------
TOTAL OPERATING EXPENSES                          1,331           3,505

                                          --------------  --------------
NET INCOME/(LOSS)                         $      (1,331)  $      (3,505)
                                          ==============  ==============
NET LOSS PER SHARE                        $       (0.00)          (0.00)
                                          ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                10,635,000      10,635,000
                                          ==============  ==============

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended July 31, 2001 and 2000

                                                             Three Months  Three Months
                                                                 Ended        Ended
                                                                7/31/01      7/31/00
                                                             ------------  ------------
                                                              [Unaudited]   [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------

  Net Loss                                                   $    (1,331)   $   (3,505)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Increase/(Decrease) in current liabilities                           0        (1,830)
  Increase/(Decrease) in prepaid expenses                            315              0
                                                             ------------  ------------
      Net Cash Used For Operating Activities                      (1,016)       (5,335)
                                                             ============  ============

Cash Flows Provided by Financing Activities                        1,016         5,335
---------------------------------------------------------    ------------  ------------
     Net Increase In Cash                                              0             0

     Beginning Cash Balance                                            0             0
                                                             ------------  ------------

     Ending Cash Balance                                     $         0   $         0
                                                             ============  ============

                                NETWORK USA, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Network USA, Inc., a Nevada corporation, have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in Form 10-KSB, have been omitted.


Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of July 31, 2001 and for the three-month period ended July 31, 2001 and 2000 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended; including, without limitation, statements concerning the Company's commencement of a new business plan, and its ability to raise funds in connection with such plan. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects,"
"intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in the Company's other SEC filings, including those in the annual report on Form 10-KSB for the year ended April 30, 2001. These forward-looking statements speak only as of the date hereof. The Company expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     As the Company is in the early stages of developing and implementing its new business plan, and it does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future. During the quarter ended July 31, 2001, the Company borrowed $1,016 from an officer and shareholder of the Company. It should not be assumed that such loans will be available in the future.

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

(b) There were no reports filed on Form 8-K during the quarter ended July 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Network  USA,  Inc.



Date:  9-19-01                    By  /s/  Michael  L.  Mead
                                    Michael L. Mead, Director and Co-President



Date:  9-19-01                    By  /s/  Richard  J.  Church
                                    Richard J. Church, Director and Co-President