Form 10QSB
period 2001-10-31
NETWORK USA INC
filed 2001-12-17
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                For the quarterly period ended: October 31, 2001


[ ]  Transition  report  pursuant  to  Section 13  or  15(d)  of  the Securities
     Exchange Act of 1934 For the transition period from           to
                                                         ---------    ----------

                                            Commission file number: 33-10456

                                NETWORK USA, INC.

        (Exact name of small business issuer as specified in its charter)

                   Nevada                                76-0192477
       -----------------------------                  ---------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                identification No.)


   5617 Bissonnet, Suite 215, Houston, Texas               77081
   -----------------------------------------              --------
   (Address of principal executive officer)              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      No  X
                                             ---     ---


The number of shares of common stock, $0.01 par value, outstanding as of October 31, 2001: 10,635,000 shares


Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                                NETWORK USA, INC.
                         QUARTER ENDED October 31, 2001

PART 1.

Item 1.   Financial Statements

                                NETWORK USA, INC.
                                 BALANCE SHEETS
                             As of October 31, 2001
                                & April 30, 2001

                                                                      10/31/01            4/30/01
                                                                  -----------------   ----------------
                                                                     [Unaudited]        [Audited]

ASSETS

     Prepaid expenses                                             $            836   $          1,951

                                                                  -----------------   ----------------
TOTAL ASSETS                                                      $            836   $          1,951
                                                                  =================   ================

                        LIABILITIES & STOCKHOLDERS DEFICIT

CURRENT LIABILITIES

     Loans from Stockholders                                      $         16,240   $         13,823
                                                                  -----------------   ----------------

     Total Current Liabilities                                              16,240             13,823
                                                                  -----------------   ----------------

TOTAL LIABILITIES                                                           16,240             13,823
                                                                  -----------------   ----------------

STOCKHOLDERS' DEFECIT

  Preferred stock, $.01 par, 1,000,000 shares authorized,
     none issued and outstanding                                                 -                  -
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 10,635,000 issued and outstanding
     Paid-in Capital                                                       106,350            106,350
Accumulated Deficit                                                       (121,754)          (118,222)
TOTAL STOCKHOLDERS' DEFECIT                                                (15,404)           (11,872)

                                                                  -----------------   ----------------
TOTAL LIABILITIES & STOCKHOLDERS DEFECIT                          $            836    $         1,951
                                                                  =================   ================

                                       NETWORK USA, INC.
                                    STATEMENTS OF OPERATIONS

                For the Three and Six Month Periods Ended October 31, 2001 and 2000

                                     Three Months    Three Months    Six Months    Six Months
                                        Ended           Ended          Ended         Ended
                                       10/31/01        10/31/00       10/31/01      10/31/00
                                    --------------  --------------  ------------  ------------
                                     [Unaudited]     [Unaudited]
REVENUE
     Income                         $           0   $           0   $         0   $         0
                                    --------------  --------------  ------------  ------------
NET REVENUE                                     0               0                           0

OPERATING EXPENSES
     Office Expenses                          544             904           575         1,244
     Professional Fees                      1,657           2,584         2,957         5,749
                                    --------------  --------------  ------------  ------------
TOTAL OPERATING EXPENSES                    2,201           3,488         3,532         6,993

                                    --------------  --------------  ------------  ------------
NET INCOME/(LOSS)                   $      (2,201)  $      (3,488)  $    (3,532)  $    (6,993)
                                    ==============  ==============  ============  ============

NET LOSS PER SHARE                  $       (0.00)  $        (0.0)  $     (0.00)  $     (0.00)
                                    ==============  ==============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          10,635,000      10,635,000    10,635,000    10,635,000
                                    ==============  ==============  ============  ============

                                       NETWORK USA, INC.
                                    STATEMENTS OF CASH FLOWS
                   For the Six Month Periods Ended October 31, 2001 and 2000


                                                  Six Months     Six Months
                                                     Ended          Ended
                                                   10/31/01       10/31/00
                                                 -------------  -------------
                                                  [Unaudited]    [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                       $     (3,532)  $     (6,993)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Prepaid expenses                                    1,115         (1,830)
                                                 -------------  -------------
      Net Cash Used For Operating Activities           (2,417)        (8,823)
                                                 =============  =============

Cash Flows Provided by Financing Activities             2,417          8,823
                                                 -------------  -------------
      Net Increase In Cash                                  0              0

      Beginning Cash Balance                                0              0
                                                 -------------  -------------

      Ending Cash Balance                        $          0   $          0
                                                 =============  =============

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


Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of October 31, 2001 and for the three-month period ended October 31, 2001 and 2000 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

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

Plan  of  Operation.

     Management is presently reviewing business opportunities and is advertising the Company in its new business consulting capacity. The Company is generally directed toward the financial, industrial, Internet technology and oil & gas industries.

     As the Company is in the early stages of developing and implementing its new business plan, and it does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future. During the quarter ended October 31, 2001, the Company borrowed $2,417 from an officer and shareholder of the Company. It should not be assumed that such loans will be available in the future.

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

Item  6.     Exhibits  and  Reports  on  Form  8-K.

(a)  The  following  exhibits  are  filed  as  part  of  the  quarterly  report:


EXHIBIT NO.     IDENTIFICATION  OF  EXHIBIT

Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2001)

Exhibit 3.2 Bylaws of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2001)

Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2001)



(b) There were no reports filed on Form 8-K during the quarter ended October 31, 2001.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Network  USA,  Inc.



Date:  12-14-01                   By  /S/  Michael L. Mead
       --------                   --------------------------------------------
                                  Michael L. Mead, Director and Co-President



Date:  12-14-01                   By  /S/  Richard J. Church
       --------                   --------------------------------------------
                                  Richard J. Church, Director and Co-President