Form 10QSB
period 2002-01-31
NETWORK USA INC
filed 2002-03-20
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.


              For the quarterly period ended: January 31, 2002


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

                                   NETWORK USA, INC.
                          QUARTER ENDED January 31, 2002

PART 1.

Item 1.   Financial Statements


                                        NETWORK USA, INC.
                                         BALANCE SHEETS
                                      As of January 31, 2002
                                         & April 30, 2001

                                                                      01/31/02            4/30/01
                                                                  -----------------   ----------------
                                                                    [Unaudited]           [Audited]
ASSETS

      Prepaid Expenses                                            $            791    $         1,981

                                                                  -----------------   ----------------
TOTAL ASSETS                                                      $            791    $         1,981
                                                                  =================   ================

                        LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES


      Loans from Stockholders                                     $         17,353    $        13,823
                                                                  -----------------   ----------------

      Total Current Liabilities                                             17,353             13,823
                                                                  -----------------   ----------------

TOTAL LIABILITIES                                                           17,353             13,823

STOCKHOLDERS' DEFECIT

  Preferred stock, $.01 par, 1,000,000 shares authorized,
      none issued and outstanding                                                -                  -
  Common stock, $.01 par value, 50,000,000 shares
      authorized, 10,635,000 issued and outstanding
      Paid-in Capital                                                      106,350            106,350
      Accumulated Deficit                                                 (122,912)          (118,222)
                                                                  ----------------    ----------------
TOTAL STOCKHOLDERS' DEFECIT                                                (16,562)           (11,872)

                                                                  -----------------   ----------------
TOTAL LIABILITIES & STOCKHOLDERS DEFECIT                          $            791    $         1,951
                                                                  =================   ================

                                       NETWORK USA, INC.
                                    STATEMENTS OF OPERATIONS

                For the Three and Nine Month Periods Ended January 31, 2001 and 2002

                                    Three Months      Three Months       Nine Months      Nine Months
                                       Ended             Ended              Ended            Ended
                                      01/31/02         01/31/01           01/31/02         01/31/01
                                   --------------    ---------------    --------------   -------------
                                    [Unaudited]       [Unaudited]       [Unaudited]       [Unaudited]

REVENUE
      Income                       $            0    $            0     $           0    $           0
                                   --------------    ---------------    --------------   --------------
NET REVENUE                                     0                 0                 0                0

OPERATING EXPENSES
      Office Expenses                         169               436               744            1,590
      Professional Fees                       989             2,539             3,946            8,288
                                   --------------    ---------------    --------------   --------------
TOTAL OPERATING EXPENSES                    1,158             2,885             4,690            9,878

                                   --------------    ---------------   ---------------   --------------
NET INCOME/(LOSS)                  $       (1,158)   $       (2,885)   $       (4,690)   $      (9,878)
                                   ==============    ==============    ==============    ==============
NET LOSS PER SHARE                 $        (0.00)   $         (0.0)   $        (0.00)   $       (0.00)
                                   ==============    ==============    ==============    ==============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          10,635,000        10,635,000        10,635,000       10,635,000
                                   ==============    ==============    ==============    ==============

                                       NETWORK USA, INC.
                                    STATEMENTS OF CASH FLOWS
                   For the Nine Month Periods Ended January 31, 2002 and 2001


                                                                Nine Months        Nine Months
                                                                  Ended              Ended
                                                                 01/31/02           01/31/01
                                                             ----------------    ----------------
                                                               [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                   $       (4,690)     $        (9,878)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Prepaid expenses                                                    1,160                    0

                                                             ---------------     ----------------
      Net Cash Used For Operating Activities                         (3,530)              (9,878)
                                                             ===============     ================

Cash Flows Provided by Financing Activities                           3,530                9,878
-------------------------------------------                  ---------------     ----------------
     Net Increase In Cash                                                 0                    0

     Beginning Cash Balance                                               0                    0
                                                             ---------------     ----------------
     Ending Cash Balance                                     $            0      $             0
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


Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of January 31, 2002 and for the three-month period ended January 31, 2002 and 2001 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

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

Plan  of  Operation.

     Management is presently reviewing a plan to structure the Company into a real estate investment and development Company. This direction would combine the real estate, finance and security, knowledge and experience of the Company's two
(2) directors and primary shareholders. The Company would continue operation in Houston, Texas where each director has 20+ years of business experience and where Rick Church has been a partner in a real estate brokerage firm since 1986. The combined disciplines and licenses (Mr. Church-real estate and Mr. Mead-securities) would offer the Company a symmetry that may facilitate the ability to acquire and develop attractive properties for investment.

     The Company is also reviewing steps to bring new capital into the Company to pursue this new real estate direction. New capital would be acquired by the Company issuing Company stock for shares in One Genesis, Inc., a Texas corporation. One Genesis, Inc. owns income producing real property in Houston, Texas which is owned twenty percent (20%) by Rick Church, a director and significant shareholder in the Company. As the Company is in the early stages of negotiation, the specifics of any trade, or if any exchange will be completed, is not known.

     As the Company is in the early stages of developing and implementing its new business plan, and it does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future. During the quarter ended January 31, 2002, the Company borrowed $1,158 from an officer and shareholder of the Company. It should not be assumed that such loans will be available in the future.

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


                                  Network  USA,  Inc.



Date:  03-15-02                   By: /S/ Michael L. Mead
       --------                   --------------------------------------------
                                  Michael L. Mead, Director and Co-President



Date:  03-15-02                   By: /S/ Richard J. Church
       --------                   --------------------------------------------
                                  Richard J. Church, Director and Co-President