Form 10KSB
period 2002-04-30
NETWORK USA INC
filed 2002-08-16
CIK 806592

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2002

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

Yes [  ]  No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the 12 months ended April 30, 2002 were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed at par value of $0.01 per share, as no trading market is active and the only available reference is the result of trading 6,500,000 Company common shares for stock in another private corporation that was sold for $120,000.00 U.S. Dollars. The shareholder equity, on April 30, 2002 was $102,170.

As of April 30, 2002, registrant had 17,135,000 shares of Common Stock outstanding.

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

ITEM 1.  DESCRIPTION  OF  BUSINESS

Business

     In April 30, 2002 the Company initiated operation as a real estate investment and development company through the exchange of Company Stock for shares in a private real estate corporation, One Genesis, Inc., and the subsequent sale of the acquired private corporate shares, the Company received $120,000.00 U.S. Dollars. The Company is now directing its efforts towards the investment and development of real estate, initially in the Houston, Texas market. Because the Company has limited resources, management anticipates that to acquire major acquisitions, the Company will be required to issue shares of its common stock as significant consideration for such acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition, and the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Michael L. Mead and Richard J. Church, who are directors, Vice President and President of the Company, respectively, beneficially own approximately ninety percent (90%) of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger they deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity except the (1) development of relationships with investors, architects, contractors, lenders and real estate brokers and (2) is seeking suitable real estate property for investment. In its present form, the Company is capable of acquiring or developing small commercial properties. The Company may also be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of real estate, high technology, manufacturing, natural resources, service, research and development, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its limited resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.


Risk  Factors.

     The Company's auditors, Whitley Penn (formerly Jackson & Rhodes, P.C.), has included a "going concern" paragraph in the Company's audited financials for the years ending April 30, 2002, 2001 and 2000. This opinion contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is dependent on raising funds or procuring a merger partner in order to provide capital for the Company to substantially grow its business. See the Independent Auditors' Report.

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until regular income is generated, or a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Real property investment risks in general.

     All real property investments are subject to some degree of risk. The Company's real estate investments will be subject to risks such as adverse changes in general economic conditions or local conditions, such as excessive building resulting in an oversupply of existing space or a decrease in employment reducing the demand for real estate in the locations in which the properties are situated. The Company's real estate investments will also be subject to other factors affecting real estate values, including the attractiveness of the properties and the neighborhood to purchasers and tenants.

Identifying suitable real estate acquisitions.

     The Company may not be successful in identifying suitable real estate properties or other assets that meet the Company's acquisition criteria or consummating acquisitions or investments on satisfactory terms. Failures in identifying or consummating acquisitions would impair the pursuit of the Company's business plan. Shareholders ultimately may not like the location, lease terms or other relevant economic and financial data of any real properties, other assets or other companies that the Company may acquire in the future. If the Company acquires any businesses, it will be required to assimilate the operations and personnel of the acquired business and train, retain and motivate any key personnel from the acquired business.

No assurance of real estate appreciation or company profits.

     There is no assurance that the Company's real estate investments will appreciate in value or will ever by sold at a profit. The marketability and value of the properties will depend upon many factors beyond the control of the Company's management. There is no assurance that there will be a ready market for the properties, since investments in real property are generally non-liquid. This illiquidity may impair the Company's ability to promptly properties hereafter in the Company's portfolio in response to changing economic, financial and investment conditions. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond the Company's control. The Company cannot predict whether it will be able to sell any property for the price or on the terms set by it, or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Moreover, the Company may be required to expend funds to correct defects or to make improvements before a property can be sold. The Company cannot assure any person that it will have funds available to correct those defects or to make those improvements. In acquiring a property, the Company may agree to lock-out provisions that materially restrict it from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These lock-out provisions would restrict the Company's ability to sell a property. These factors and any others that would impede the Company's ability to respond to adverse changes in the performance of the Company's properties could significantly harm our financial condition and operating results.


Competition for the acquisition of real estate properties.

     The Company competes with many other entities engaged in real estate investment activities for acquisitions of desirable properties. These competitors may drive up the price the Company must pay for real estate properties, other assets or other companies that the Company seeks to acquire or may succeed in acquiring those companies or assets themselves. In addition, the Company's potential acquisition targets may find the Company's competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In particular, REIT's may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This will result in increased demand for these assets and therefore increased prices paid for them. If the Company pays higher prices for properties, its profitability will be reduced, and shareholders may experience a lower return on their investment.

Disruptions in business and stockholder dilution.

     Acquisitions may cause disruptions in the Company's operations and divert management's attention away from day-to-day operations. The issuance of equity securities for any acquisitions could be substantially dilutive to the Company's shareholders. In addition, the Company's profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

Uninsured  losses.

     The Company may purchase comprehensive insurance, including liability and extended coverage. There are certain types of losses which may be either uninsurable or not economically insurable. Such excluded risks generally include war, earthquakes, floods and punitive damages. Should an uninsured loss occur, the Company might suffer a loss of invested capital and any profits which might be anticipated from its real estate investment and might also be unable to meet its obligations.

Not a real estate investment trust or investment company.

     The Company is not a real estate investment trust and enjoys a broader range of permissible activities. The Company is also not, and it is intended that it will operate in such manner as not to be classified as, an "investment company" within the meaning of the Investment Company Act of 1940. The management and the investment practices and policies of the Company are not supervised or regulated by any federal or state authority.

Foreclosure.

     If, after the Company's purchase of any real estate property is concluded, the Company cannot meet the periodic payments required by the Company's outside financing, the Company may be required to sell or refinance the property to meet its obligations. If refinancing is not obtained or a sale is not consummated, the Company could default in its obligations. The remedy of the outside financier would be, among other things, to institute foreclosure proceedings against the related property, which could result in the partial or total loss of any equity in such property.

Limited Assets;  No  Source  of  Revenue.

     The Company has limited assets and has had no revenue in either of its two most recent fiscal years or to the date hereof. Nor will the Company receive any revenues until it acquires, leases and/or sells a real estate property, or completes a business acquisition, reorganization or merges with another company. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

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

Unspecified Industry and Acquired Business; Unascertainable Risks.

     To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire real estate or businesses in a highly risky market or industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable property or business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

Uncertain  Structure  of  Acquisition.

     Management has had no preliminary contact or discussions and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has limited resources as of the date of this annual report, management expects that any such acquisition would take the form of an exchange of capital stock, which would have a substantially dilutive effect on the shareholders of the Company.

Management to Devote Insignificant Time to Activities of the Company.

     Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has limited business operations, the members of management anticipate that they may devote a limited amount of time to the activities of the Company, at least until such time as the Company has identified a suitable property for development or acquisition.

Future  Sales  of  Common  Stock.

     Michael L. Mead currently beneficially owns 4,500,000 shares of the common stock of the Company or approximately 27.1 percent of its outstanding voting securities. Pursuant to a purchase from Mr. Mead in May 2000 and a trade of personal shares in a private real estate corporation in April 2002, Richard J. Church currently beneficially owns 11,000,000 shares of the common stock of the Company or approximately 64.2 percent of its outstanding voting securities. Currently, the 4,500,000 shares owned by Mr. Mead have been beneficially owned for greater than one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Mead may commence to sell up to one percent of the outstanding securities of the Company, or currently 106,350, in any three month period. In addition, as of May 2001, 4,500,000 shares owned by Mr. Church have been beneficially owned for greater than one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Church may commence to sell up to one percent of the outstanding securities of the Company, or currently 106,350, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Mead or Mr. Church could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. The 6,500,000 shares acquired by Mr. Church in April 2002 have been held for less than two years and are currently restricted from sale by Rule 144.

Dilution.

     Depending on the nature and extent of services rendered, the Company may compensate Michael L. Mead, Richard J. Church or any other third party for any financial consulting or other services that they may perform for the Company in the future. Because the Company currently has limited resources, and is unlikely to generate income until it has acquired real estate or completed a merger or acquisition, management expects that any significant compensation would take theform of an issuance of the Company's stock. Such issuances would further dilute the holdings of the Company's other stockholders.

Conflicts of Interest; Related Party Transactions.


     In April, 2002, the Company exchanged 6,500,000 shares of its common stock to a stockholder, for 200 shares in One Genesis, Inc a private Texas corporation. Since there is no market for the Company's common stock, there is no assurance that this exchange was at fair market value.


     Although the Company has not identified any potential real estate property or acquisition target, the possibility exists that the Company may acquire such real estate property in the near future or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions.

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

Number  of  Employees.

     At the present time, Messrs. Mead and Church are the only employees of the Company.

ITEM 2.  DESCRIPTION  OF  PROPERTY

     The Company currently owns no property and has not yet conducted business which would lead to the generation of income. Its principal executive office address and telephone number are the business office address and telephone number of its President, Director, Treasurer, and principal shareholder, Richard
J. Church, and are provided at no cost. Because the Company has no business, its activities have been limited to (1)negotiating the exchange of Company stock for cash (as given above), (2) pursuing trading authorization through a 15c 211 with the NASD (3) keeping itself in good standing in the State of Nevada , (4)
preparing this annual report and the accompanying financial statements, (5) reviewing possible real estate properties for acquisition or development and (6) establishing relationships in the real estate community.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     The Company's common stock is not currently listed on the OTC Bulletin Board of the NASD or any other recognized securities market. There has been no trading symbol or established trading market for shares of the Company's common stock during 2001 or 2000, and management does not expect any such market to develop unless and until the Company receives trading authorization from the NASD. In any event, no assurance can be given that any established trading market for the Company's common stock will develop or be maintained. If such a market ever develops in the future, the sale of unregistered and "restricted" shares of common stock pursuant to Rule 144 of the SEC by Michael L. Mead and Richard J. Church may have a substantial adverse impact on any such public market. The number of record holders of the Company's common stock as of the date of this annual report is approximately 800.

Dividends.

     There have been no cash dividends declared on any class of common equity for the last two fiscal years or in any subsequent period that required financial information. The Company has no plans to issue any dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended; including, without limitation, statements concerning the Company's commencement of a new business plan, and its ability to raise funds in connection with such plan. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects,"
"intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in the Company's other SEC filings. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     The Company has not engaged in any material operations since approximately 1988. During the quarterly period covered by this quarterly report, the Company received no revenue and had minimal expenses.

     In April 2002, the Company traded 6,500,000 Network USA, Inc. shares to a stockholder for 200 Shares of One Genesis, Inc. On July 31, 2002, Network USA, Inc. entered into an agreement with Saga Land, Inc. to sell the acquired 200 shares in One Genesis, Inc. to Saga Land, Inc. for a total of $120,000.00 U.S. Dollars. On August 7, 2002 the transaction was effected and Network USA, Inc. received $120,000.00 U.S. Dollars for its 200 acquired shares of One Genesis, Inc. The purpose of the trade and sale was to provide working capital to the Company, repay outstanding debt and to provide investment capital for opportunities in the Houston, Texas real estate market.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan  of  Operation.

     The Company's plan of operation for the next 12 months is to seek the acquisition of real estate, property or businesses that may benefit the Company and its stockholders. Because the Company has limited resources, management anticipates that to achieve acquisitions greater than $300,000 in value, the Company will be required to issue shares of its common stock as significant consideration for such acquisitions.


     During the next 12 months, the Company's operating cash requirements will relate to (1)reviewing and acquiring real estate for investment or development
(2) maintaining the Company in good standing (3) pursuing trading authorization (4) expenses associated with reviewing or investigating any potential business venture, (5) repayment of Company liability; and it is believed that there should be adequate cash available to meet these requirements. Additionally, . Because the Company has not identified any properties for acquisition, as of the date of this annual report, it is impossible to predict the amount of any cash or Company issuance of stock sale that may be required in an acquisition.

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

Real estate acquisition and market selection

     We seek to acquire or develop primarily neighborhood and community shopping centers in neighborhood trade areas with attractive demographics. When specific markets are selected, we seek a convenient and easily accessible location with abundant parking facilities, preferably occupying the dominant corner, close to residential communities, with excellent visibility for our tenants and easy access for neighborhood shoppers. In particular, we emphasize the following factors:

Real  estate  geographic  focus

     Our acquisition activities are focused primarily in Houston, Texas. In general, our strategy is to target higher income geographic areas. We also consider opportunities to expand into other geographic markets where the opportunity to acquire attractive properties at below market prices is available. We will continue to evaluate all potential acquisitions on a property-by-property and market-by-marketbasis.

     We  evaluate  each  market  based  on  different  criteria,  including:

          -    stable  or  growing  population  base;

          -    positive  job  growth;

          -    diverse  economy;  and

          -    other  competitive  factors.

Property  focus

     We target, open-air neighborhood and community shopping centers containing approximately 5,000 to 50,000 square feet of gross leasable area. In particular, we focus on those shopping centers with excellent locations or those smaller operators who have dominant positions in their trade areas. In addition, we focus on the presence of anchor centers, in close proximity to the shopping centers we would acquire that cause good customer flow in and around the center, including off-price retailers, office superstores, and fabric and clothing retailers, all of whom we believe to be generally beneficial to the value of the center.

     In addition on the 5,000 square feet to 50,000 square feet centers, we also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, video stores, restaurants, apparel and specialty shops. The dominant characteristic we seek is the ability of the center to generate a steady, repetitive flow of traffic by providing staple goods to the community and offering a high level of convenience with ease of access and abundant parking.


ITEM 7.  FINANCIAL  STATEMENTS

     The financial statements, commencing on page F-1, have been audited by Whitley Penn, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. The Company's relationship with Jackson & Rhodes, P.C. of Dallas, Texas, has continued with their merger with Whitley Penn . Prior to the engagement of Jackson & Rhodes, P.C., the Company had no independent auditor for approximately 12 years. For the auditor's going-concern opinion, see the Independent Auditor's report on page F-2.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The  Company's  directors  and  executive  officers  are:

NAME                  AGE     POSITION
----                  ---     --------
Richard J. Church     49      Director, President, and Treasurer
Michael L. Mead       53      Director, Vice-President, and Secretary


     Richard J. Church has served as the Company's director, treasurer and co-president since May 2000, and President since April 2002. Mr. Church graduated from the University of Texas at Austin, Texas in 1976 with a Bachelor of Science in Electrical Engineering. From 1977 through 1983, Mr. Church worked for Southwestern Manufacturing Co., Inc. first in sales and than as general manager of their valve actuator division, Pantex Valve Actuators, in Houston, Texas. In 1986, Mr. Church co-founded Church Realty, a commercial and investment real estate company. Mr. Church is a licensed real estate agent and sits on the Board of Directors of Southwestern Manufacturing Co., Inc.

     Michael L. Mead has served as the Company's director, secretary and co-president since May 2000, and vice-president, since April 2002. Mr. Mead graduated form Abilene Christian University in May 1971 with a Bachelor of Science in accounting and economics. He graduated from Texas Tech School of Law in May, 1974 with a Doctor of Jurisprudence. From 1974 until 1980, Mr. Mead provided financial planning and investment services to individuals and small businesses. From 1980 to 1992, Mr.Mead owned and operated M.L. Mead & Company, a business development and investment banking firm. In 1992, Mr. Mead founded Entrepreneurs Online, an online community for small business owners, which he sold in 1995. In 1996, Mr. Mead founded Enterprise Technologies, a business development consulting firm and "virtual" business incubator.

     The  Company  does  not  have  a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended, and is not subject to reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE  COMPENSATION.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management, Messrs. Mead and Church, during the fiscal years ended April 30, 1999, April 30, 2000 or April 30, 2001. Further, no member of the Company's management has been granted any option or stock appreciation right except as set forth herein. Because such limited information about executive compensation is required to be disclosed, the tables generally required have not been included within this item.

     During fiscal 2002, the Company granted to Michael L. Mead (a director and co-president of the Company during most of fiscal 2002) options to purchase 6,500,000 shares of the Company's common stock, effective on the date the Company's common stock becomes eligible for trading on the NASD OTC Bulletin Board. The options will be exercisable at $0.02 per share and within three (3) years from the date the Company's common stock becomes so eligible.

     During fiscal 2002, the Company granted to Richard J. Church (a director and co-president of the Company during most of fiscal 2002) options to purchase 6,500,000 shares of the Company's common stock, at $0.02 per share, effective if the Company's common stock does not become eligible for trading on the NASD OTC Bulletin Board by December 31, 2002. The options will be exercisable from December 31, 2002 through December 31, 2005. In lieu of an exercise of these options, Mr. Church was entitled to elect to exchange certain of his outstanding shares of the Company's common stock for certain shares of stock in a private company that Mr. Church conveyed to the Company. Because the Company has sold these shares of stock in the private company, the Company believes that this exchange right is no longer available to Mr. Church.

     During fiscal 2002, the Company granted to Mr. Church options to purchase 6,500,000 shares of the Company's common stock, at $0.02 per share, effective if the Company achieves eligibility for trading on the NASD OTC Bulletin Board and then loses such eligibility between April 1, 2002 and December 31, 2003. The options will be exercisable from December 31, 2002 through December 31, 2005. Mr. Church was also entitled to the exchange rights described above (which the Company believes are no longer available to Mr. Church) with respect to this option.

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

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 30, 2002 the number and percentage of outstanding shares of Company common stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                                    NUMBER OF SHARES OF          PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER         COMMON STOCK BENEFICIALLY OWNED      OWNERSHIP
------------------------------------------  ----------------------------------  --------------
Michael L. Mead
1015 S. Birch St. A
Denver, CO 80246                                          4,500,000                   26.3%
Richard J. Church
5617 Bissonnet, Suite 215
Houston, TX 77081                                        11,000,000                   64.2%
All executive officers and directors as a
group (2 persons)                                        15,500,000                   90.5%

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, except (1) as given above under ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS and (2) and included in notes to financial statements.
..

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits are to be filed as part of the annual report:
          (i)  EXHIBIT  A  -  SARBANES-OXLEY  ACT  OF  2002

     (b)  No  Form  8-K  was  issued  from  May  1, 2001 through April 30, 2002.

                                NETWORK USA, INC.

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent  Auditors'  Report                                               F-2

Balance  Sheets  as  of
     April  30,  2002  and  2001                                             F-3

Statements  of  Operations  for  the  Years  Ended
     April  30,  2002  and  2001                                             F-4

Statements  of  Changes  in  Shareholders'  Equity  (Deficit)
     for  the  Years  Ended  April  30,  2002  and  2001                     F-5

Statements  of  Cash  Flows  for  the  Years  Ended
     April  30,  2002  and  2001                                             F-6

Notes  to  Financial  Statements                                           F-7-9

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
Network  USA,  Inc.

We have audited the accompanying balance sheets of Network USA, Inc. as of April 30, 2002 and 2001 and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network USA, Inc. as of April 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent on a merger partner or raising funds in order to provide capital for the Company to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern at April 30, 2002. Management's plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   Whitley  Penn


Dallas,  Texas
August  13,  2002

                                NETWORK USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            April 30, 2002 and 2001


                                 NETWORK USA, INC.
                                   BALANCE SHEETS
                              April 30, 2002 and 2001


                                     Assets


                                                               2002        2001
                                                            ----------  ----------
Current assets:
  Prepaid expenses                                          $       -   $   1,951
  Investment, at cost (Note 2)                                120,000           -
                                                            ----------  ----------
                                                            $ 120,000   $   1,951
                                                            ==========  ==========


               Liabilities and Shareholders' Equity (Deficit)



Current liabilities:
  Payable to stockholder                                    $  17,810   $  13,823
  Accounts payable                                                 20           -
                                                            ----------  ----------
                                                               17,830      13,823
                                                            ----------  ----------

Commitments and contingencies                                       -           -

Shareholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares authorized,
    none issued and outstanding                                     -           -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 17,135,000 and 10,635,000 issued
    and outstanding, respectively                             171,350     106,350
  Additional paid-in capital                                   55,000           -
  Accumulated deficit                                        (124,180)   (118,222)
                                                            ----------  ----------
      Total shareholders' equity (deficit)                    102,170     (11,872)
                                                            ----------  ----------
                                                            $ 120,000   $   1,951
                                                            ==========  ==========


                See accompanying notes to financial statements.

                                NETWORK USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            April 30, 2002 and 2001


                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS
                       Years Ended April 30, 2002 and 2001



                                         2002          2001
                                     ------------  ------------

Expenses:
  General and administrative         $     5,260   $     9,932
  Filing fees                                698           110
                                     ------------  ------------
Net loss                             $    (5,958)  $   (10,042)
                                     ============  ============

Basic loss per common share          $     (0.00)  $     (0.00)
                                     ============  ============

Weighted average shares outstanding   10,905,833    10,635,000
                                     ============  ============


                See accompanying notes to financial statements.

                                           NETWORK USA, INC.
                       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 Years Ended April 30, 2002 and 2001


                                 Common Stock         Additional                         Total
                            ----------------------     Paid-in       Accumulated      Shareholders'
                               Shares      Amount      Capital         Deficit      Equity (Deficit)
                            ------------  --------  -------------  ---------------  -----------------
Balance, April 30, 2000       10,635,000  $106,350  $          -   $     (108,180)  $         (1,830)

Net loss                               -         -             -          (10,042)           (10,042)
                            ------------  --------  -------------  ---------------  -----------------

Balance, April 30, 2001       10,635,000   106,350             -         (118,222)           (11,872)

Shares issued for purchase
  of investment                6,500,000    65,000        55,000                -            120,000

Net loss                               -         -                         (5,958)            (5,958)
                            ------------  --------  -------------  ---------------  -----------------

Balance, April 30, 2002       17,135,000  $171,350  $     55,000   $     (124,180)  $        102,170
                            ============  ========  =============  ===============  =================


                See accompanying notes to financial statements.

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS
                      Years Ended April 30, 2002 and 2001

                                                        2002      2001
                                                      --------  ---------
Cash flows from operating activities:
  Net loss                                            $(5,958)  $(10,042)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Changes in assets and liabilities:
        Prepaid expenses                                1,951     (1,951)
        Accounts payable                                   20          -
                                                      --------  ---------
           Net cash used by operating activities       (3,987)   (11,993)
                                                      --------  ---------

Cash flows from financing activities:
  Payable to shareholder                                3,987     11,993
                                                      --------  ---------

Net change in cash                                          -          -

Cash at beginning of year                                   -          -
                                                      --------  ---------

Cash at end of year                                   $     -   $      -
                                                      ========  =========


Non-cash transactions:
     During the year ended April 30, 2002, the Company acquired an investment from a principal shareholder through the issuance of common stock. (See Note 2.)


                See accompanying notes to financial statements.

                                NETWORK USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            April 30, 2002 and 2001

1.   Summary  of  Significant  Accounting  Policies

     Description  of  Business

     Network USA, Inc. was incorporated in Nevada on August 27, 1987. The Company is currently considered a "public shell" corporation with no business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger."

     Basis  of  Presentation

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses, presently has no business operations, and is in the process of searching for an operating business with which to negotiate a "reverse merger." The Company is dependent on a merger partner or raising funds in order to provide capital for the Company to continue as a going concern. These factors raise substantial doubts about the Company's ability to become a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Use  of  Estimates  and  Assumptions

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

     Net  Loss  Per  Common  Share

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company's outstanding options are antidilutive, the accompanying presentation is only of basic loss per share.

1.   Summary  of  Significant  Accounting  Policies  (Continued)

     Statement  of  Cash  Flows

     The Company considers short-term investments with original maturities of three months or less to be cash equivalents.

     Income  Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock-Based  Compensation

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost for options issued to employees under Opinion 25. Options issued to nonemployees are measured in accordance with SFAS 123.

2.   Investment

     On April 9, 2002, the Company acquired 200 shares (20%) of One Genesis, Inc. (a private Texas real estate corporation) from one of the Company's principle shareholders through the issuance of 6,500,000 shares of common stock. The shares of One Genesis, Inc. were sold on July 31, 2002 for $120,000 in cash. Due to the lack of trading in the Company's common stock from which to value the purchase, the investment was valued at $120,000, the amount of the subsequent sale.

3.   Income  Taxes

     At April 30, 2002, most of the Company's net operating loss carryforwards for tax purposes have expired or are limited on an annual basis, rendering any available carryforwards virtually valueless.

4.   Related  Party  Transactions

     A Company shareholder has funded the Company's operations during the past year, resulting in a payable to the shareholder at April 30, 2002 of $17,810.

     As mentioned above, the Company issued 6,500,000 common shares to a principal shareholder for an investment in One Genesis, Inc. (See Note 2. above).

5.   Common  Stock  and  Options

     Because the Company has limited resources, management anticipates that to acquire major acquisitions, the Company will be required to issue shares of its common stock as significant consideration for such acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition, and the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Michael L. Mead and Richard J. Church, who are directors, Vice President and President of the Company, beneficially own approximately ninety percent (90%) of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger they deemed acceptable.

     In April 2002, the Company issued certain common stock options to two officers/directors. The options, exercisable at $.02 per share, are contingent on future events as follows:

          - Options to purchase 6,500,000 shares to Michael L. Mead. The options are exercisable effective on the day the Company's common stock becomes eligible for trading on the NASD OTC Bulletin Board and are exercisable for three years from the date the common stock becomes so eligible.

5.   Common  Stock  and  Options  (Continued)

          - Options to purchase 6,500,000 shares to Richard J. Church. The options are exercisable in the case that the Company's common stock does not become eligible
          - for trading on the NASD OTC Bulletin Board by December 31, 2002 and are exercisable for three years from December 31, 2002.
          - Options to purchase 6,500,000 shares to Richard J. Church. The options are exercisable if the Company's common stock becomes eligible for trading on the NASD OTC Bulletin Board and then loses such eligibility between April 1, 2002 and December 31, 2003. The options are exercisable for three years from December 31, 2002.

     Due to the contingent nature of the issues, no compensation expense is appropriate for the year ended April 30, 2002.

                                   SIGNATURES
                                   ----------

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Network  USA,  Inc.


                                    By:  /s/  Richard J. Church
                                       --------------------------------
                                    Richard J. Church- President, Director, and
                                    Treasurer


                              --------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                                  Date
---------                      -----                                  ----

/s/ Richard J. Church    President, Director, and Treasurer       April 30, 2002
---------------------
RICHARD J. CHURCH


/s/ Michael L. Mead      Vice President, Director, and Secretary  April 30, 2002
---------------------
MICHAEL L. MEAD