Form 10QSB
period 2002-07-31
NETWORK USA INC
filed 2002-09-16
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For  the  quarterly  period  ended:  July  31,  2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                                            Commission  file  number:  33-10456

                                NETWORK USA, INC.

        (Exact name of small business issuer as specified in its charter)

            Nevada                                               76-0192477
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                identification No.)

     5617 Bissonnet, Suite 215, Houston, Texas                      77081
------------------------------------------------------             -------
     (Address of principal executive officer)                     (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X    No
                                             ---     ---

The number of shares of common stock, $0.01 par value, outstanding as of July 31, 2002: 17,135,000 shares

Transitional  Small  Business  Disclosure  Format  (check one):   Yes     No  X
                                                                     ---     ---

                                NETWORK  USA,  INC.
                            QUARTER ENDED July 31, 2002
PART  1.

Item  1.   Financial  Statements

                                NETWORK USA, INC.
                                 BALANCE  SHEET
                                  July 31, 2002

                                                               7/31/02
                                                           ---------------
                                                             [Unaudited]
                                  ASSETS


Current  Assets:
        Cash                                               $          500
        Investment,  at  cost                                     120,000
                                                           ---------------
TOTAL  ASSETS                                              $      120,500
                                                           ===============

                    LIABILITIES & SHAREHOLDERS' EQUITY

Current  Liabilities:
        Accounts  payable                                  $           20
        Loans  from  Shareholder                                   18,355
                                                           ---------------

     Total  Current  Liabilities                                   18,375
                                                           ---------------

TOTAL  LIABILITIES                                                 18,375

SHAREHOLDERS'  EQUITY:
  Preferred  stock, $.01 par, 1,000,000 shares authorized,
      none  issued  and  outstanding                                   --
  Common  stock,  $.01  par  value,  50,000,000 shares
      authorized,  17,135,000  issued  and  outstanding           171,350
  Additional  paid-in  capital                                     55,000
  Accumulated  Deficit                                           (124,225)
                                                           ---------------
TOTAL  SHAREHOLDERS'  EQUITY                                      102,125

                                                           ---------------
TOTAL  LIABILITIES  &  SHAREHOLDERS  EQUITY                $      120,500
                                                           ===============

                                NETWORK  USA,  INC.
                            STATEMENTS  OF  OPERATIONS
            For the Three Month Periods Ended July 31, 2002 and 2001


                                           Three Months    Three Months
                                              Ended           Ended
                                             7/31/02         7/31/01
                                          --------------  --------------
                                           [Unaudited]     [Unaudited]
REVENUE
      Income                              $           0   $           0
                                          --------------  --------------
NET  REVENUE                                          0               0

OPERATING  EXPENSES
      Office  Expenses                               45              31
      Professional  Fees                              -           1,300
                                          --------------  --------------
TOTAL  OPERATING  EXPENSES                           45           1,331

                                          --------------  --------------
NET  LOSS                                 $         (45)  $      (1,331)
                                          ==============  ==============
NET  LOSS  PER  SHARE                     $       (0.00)          (0.00)
                                          ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                17,135,000      10,635,000
                                          ==============  ==============

                                NETWORK  USA,  INC.
                            STATEMENTS  OF  CASH  FLOWS
            For the Three Month Periods Ended July 31, 2002 and 2001


                                                  Three Months    Three Months
                                                     Ended           Ended
                                                    7/31/02         7/31/01
                                                 --------------  --------------
                                                   [Unaudited]     [Unaudited]

Cash Flows Used For Operating Activities
-----------------------------------------------
  Net Loss                                       $         (45)  $      (1,331)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Increase/(Decrease) in prepaid expenses                    0             315
                                                 --------------  --------------
      Net Cash Used For Operating Activities               (45)         (1,016)
                                                 ==============  ==============

Cash Flows Provided by Financing Activities                 45           1,016
-----------------------------------------------  --------------  --------------
     Net Increase In Cash                                    0               0

     Beginning Cash Balance                                  0               0
                                                 --------------  --------------

     Ending Cash Balance                                     0               0
                                                 ==============  ==============

                                NETWORK USA, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A - BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Network USA, Inc., a Nevada corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2002, as reported in Form 10-KSB, have been omitted.


Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of July 31, 2002 and for the three-month period ended July 31, 2002 and 2001 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended; including, without limitation, statements concerning the Company's commencement of a new business plan, and its ability to raise funds in connection with such plan. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects,"
"intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in the Company's other SEC filings, including those in the annual report on Form 10-KSB for the year ended April 30, 2002. These forward-looking statements speak only as of the date hereof. The Company expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Plan  of  Operations.

     Management is presently operating the Company in its capacity as a real estate investment and development Company. In this regard it is reviewing primarily developed and un-developed retail opportunities for investment, acquisition and development.

     The Company is in the early stages of developing and implementing its new business plan, and it does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future.  Over  a  period  of  years,  the  Company  has  borrowed  $18,355 from an officer and shareholder of the Company. It should not be assumed that such loans will be available in the future.

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

(a)  The following exhibits are filed as part of the quarterly report:

EXHIBIT  NO.    IDENTIFICATION  OF  EXHIBIT

Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2002)
Exhibit 3.2 Bylaws of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2002)
Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2002)

(b) There were no reports filed on Form 8-K during the quarter ended July 31, 2002.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Network  USA,  Inc.



Date:  9-16-02                    By  /s/  Richard J. Church
                                    Richard J. Church, Director and President



Date:  9-16-02                    By  /s/  Michael L. Mead
                                    Michael L. Mead, Director and Vice President

                                 CERTIFICATIONS


Pursuant to the requirements of the Section 302 of the Sarbanes-Oxley Act of 2002,

I,  Richard  J.  Church,  certify  that:

      1. I have reviewed this quarterly report on Form 10-Q of Network USA, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information inclued in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;


/s/Richard  J.  Church
----------------------
Richard  J.  Church
Chief  Executive  Officer
September  16,  2002



I,  Michael  L.  Mead,  certify  that:

      4. I have reviewed this quarterly report on Form 10-Q of Network USA, Inc.;

      5. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      6. Based on my knowledge, the financial statements, and other financial information inclued in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;



/s/ Michael  L.  Mead
---------------------
Michael  L.  Mead
Chief  Financial  Officer
September  16,  2002