Form 10QSB
period 2002-10-31
NETWORK USA INC
filed 2002-12-16
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                For the quarterly period ended: October 31, 2002


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

                                              Commission file number:  33-10456

                                NETWORK USA, INC.

        (Exact name of small business issuer as specified in its charter)

                   Nevada                                76-0192477
       --------------------------------                ---------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization                identification No.)


   5617 Bissonnet, Suite 215, Houston, Texas               77081
  ------------------------------------------             ---------
   (Address of principal executive officer)              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      No  X
                                             ---     ---


The number of shares of common stock, $0.01 par value, outstanding as of October 31, 2002: 17,235,000 shares


Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                                NETWORK USA, INC.
                         QUARTER ENDED October 31, 2002

PART  1.

Item  1.   Financial  Statements


                                  NETWORK USA, INC.
                                    BALANCE SHEETS

                                        Assets

                                                             10/31/02       4/30/02
                                                           -------------  -----------
                                                            [Unaudited]    [Audited]
Current Assets:
     Cash                                                  $      3,608   $        -
     Investment in marketable securities                   $     95,000            -
     Investment, at cost                                              -      120,000
                                                           -------------  -----------
Total Assets                                               $     98,608   $  120,000
                                                           =============  ===========

                        LIABILITIES & STOCKHOLDERS EQUITY


Current Liabilities:
   Payable to shareholders                                 $        500   $   17,810
   Accounts payable                                               4,720           20
                                                           -------------  -----------
      Total Current Liabilities                                   5,220       17,830
                                                           -------------  -----------


Stockholers' Equity:
  Preferred stock, $.01 par, 1,000,000 shares authorized,
      none issued and outstanding                                     -            -
  Common stock, $.01 par value, 50,000,000 shares
      authorized, 17,235,000 and 17,135,000 shares
      issued and outstanding, respectively                      172,350      171,350
  Additional paid-in capital                                     55,000       55,000
  Accumulated deficit                                          (133,962)    (124,180)
                                                           -------------  -----------
Total Stockholders' Equity                                       93,388      102,170
                                                           -------------  -----------
Total Liabilities and Stockholders' Equity                 $     98,608   $  120,000
                                                           =============  ===========

                                               NETWORK USA, INC.
                                            STATEMENTS OF OPERATIONS



                                                         Three Months  Three Months   Six Months    Six Months
                                                         Ended         Ended          Ended         Ended
                                                         10/31/02     10/31/01       10/31/02      10/31/01
                                                         ------------  ------------  ------------  ------------
                                                         [Unaudited]   [Unaudited]    [Unaudited]   [Unaudited]
REVENUE
      Income                                             $         0   $         0   $         0   $         0
                                                         ------------  ------------  ------------  ------------

OPERATING EXPENSES
      General & Administrative                                 3,237           544         3,282           575
      Professional Fees                                        6,500         1,657         6,500         2,957
                                                         ------------  ------------  ------------  ------------

TOTAL OPERATING EXPENSES                                       9,737         2,201         9,782         3,532
                                                         ------------  ------------  ------------  ------------

NET INCOME/(LOSS)                                        $    (9,737)  $    (2,201)  $    (9,782)  $    (3,532)
                                                         ============  ============  ============  ============

NET LOSS PER SHARE                                       $     (0.00)  $      (0.0)  $     (0.00)  $     (0.00)
                                                         ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                             17,144,783    10,635,000    17,139,891    10,635,000
                                                         ============  ============  ============  ============


                                       NETWORK  USA,  INC.
                                    STATEMENTS  OF  CASH  FLOWS



                                                    Six Months     Six Months
                                                       Ended          Ended
                                                     10/31/02       10/31/01
                                                   -------------  -------------
                                                    [Unaudited]    [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                         $     (9,782)  $     (3,532)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Stock issued for services                               1,000              -
  Changes in assets and liabilities:
     Prepaid expenses                                         -          1,115
     Accounts Payable                                     4,700              -
                                                   -------------  -------------
      Net Cash Used For Operating Activities             (4,082)        (2,417)


Cash Flows from investing activities
------------------------------------
     Proceeds from sale of real estate investment       120,000              -

     Investment in marketable securities                (95,000)             -
                                                   -------------  -------------
     Net cash provided by investing activities           25,000              -


Cash flows from financing activities:
     Payable to shareholder                             (17,310)         2,417
                                                   -------------  -------------

Net increase in cash                                      3,608              -

Cash at beginning of period                                   -              -
                                                   -------------  -------------

Cash at end of period                              $      3,608   $          -
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


Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of October 31, 2002 and for the three-month periods ended October 31, 2002 and 2001 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

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

PART  II  -  OTHER  INFORMATION

In accordance with the instructions for filing Form 10-QSB, Items 1, 2, 3, and 5 are omitted.

Item  4.  CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  Disclosure  Controls  and  Procedures.

     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 13, 2002, (the Evaluation Date) , which is within ninety days prior to the filing and the officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to our company required to be filed in this quarterly report has been made know to them in a timely manner.

     (b)  Changes  in  Internal  Controls.

     There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.


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


EXHIBIT  NO.     IDENTIFICATION  OF  EXHIBIT

Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2002)

Exhibit 3.2 Bylaws of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2002)

Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2002)

Exhibit 27.1    Financial  Data  Schedule



(b) There were no reports filed on Form 8-K during the quarter ended October 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Network  USA,  Inc.



Date:  12-13-02                        By/S/  Michael  L.  Mead
       --------                        ---------------------------------------
                                       Michael L. Mead, Director, Co-President
                                       and Chief Financial Officer



Date:  12-13-02                        By/S/  Richard  J.  Church
       --------                        -----------------------------------------
                                       Richard J. Church, Director, Co-President
                                       and Chief Executive Officer