Form 10QSB
period 2003-01-31
NETWORK USA INC
filed 2003-03-03
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                For the quarterly period ended: January 31, 2003


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

                        Commission file number: 33-10456

                                NETWORK USA, INC.

        (Exact name of small business issuer as specified in its charter)

                   Nevada                                76-0192477
       --------------------------------              -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization                 identification No.)


   5617 Bissonnet, Suite 215, Houston, Texas                77081
  ------------------------------------------              ----------
   (Address of principal executive officer)               (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      No  X
                                             ---     ---


The number of shares of common stock, $0.01 par value, outstanding as of January 31, 2003: 17,235,000 shares


Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               ---      ---

                                NETWORK USA, INC.
                         QUARTER ENDED January 31, 2003

PART 1.

Item 1.   Financial Statements

                                NETWORK USA, INC.
                                 BALANCE SHEETS
                             As of January 31, 2003
                                & April 30, 2002


                                                             01/31/03       4/30/02
                                                           -------------  -----------
                                                            [Unaudited]    [Audited]
ASSETS
Current assets:
  Cash                                                     $      4,827   $        -
  Investment in marketable securities                            69,700            -
  Investment, at cost                                                 -      120,000
                                                           -------------  -----------
Total current assets                                             74,527      120,000

Other assets:
  Investment in art                                               2,244            -
                                                           -------------  -----------

Total assets                                               $     76,771   $  120,000
                                                           =============  ===========

Liabilities and shareholders' equity
Current liabilities:
  Loans from Shareholder                                   $        500   $   17,810
  Accounts payable                                                1,142           20
                                                           -------------  -----------
Total current liabilities                                         1,162       17,830

Shareholders equity:
  Preferred stock, $.01 par, 1,000,000 shares authorized,
      none issued and outstanding                                     -            -
  Common stock, $.01 par value, 50,000,000 shares
      authorized, 17,235,000 and 17,135,000 issued
      and outstanding, respectively                             172,350      171,350
  Additional paid-in capital                                     55,000       55,000
  Accumulated deficit                                          (152,221)    (124,180)
                                                           -------------  -----------
Total Shareholders' equity                                       75,129      102,170
                                                           -------------  -----------

Total liabilities and shareholders' equity                 $     76,771   $  120,000
                                                           =============  ===========

                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS

      For the Three and Nine Month Periods Ended January 31, 2003 and 2002


                                    Three Months    Three Months    Nine Months    Nine Months
                                       Ended           Ended           Ended          Ended
                                      01/31/03        01/31/02       01/31/03       01/31/02
                                   --------------  --------------  -------------  -------------
                                    [Unaudited]     [Unaudited]     [Unaudited]    [Unaudited]
Revenue:
  Income                           $           0   $           0   $          0   $          0

Operating expenses:
  Office Expenses                          6,259             169          9,541            744
  Professional Fees                        2,700             989          9,200          3,946
                                   --------------  --------------  -------------  -------------
Total operating expenses                   8,959           1,158         18,741          4,690

Other income (expense):
  Dividend income                            600               -            600              -
  Unrealized loss in value of
    Marketable securities                 (9,900)              -         (9,900)             -
                                   --------------  --------------  -------------  -------------
Total other expense                       (9,300)              -         (9,300)             -
                                   --------------  --------------  -------------  -------------
Net loss                           $     (18,259)  $      (1,158)  $    (28,041)  $     (4,690)
                                   ==============  ==============  =============  =============
Net loss per share                 $       (0.00)  $        (0.0)  $      (0.00)  $      (0.00)
                                   ==============  ==============  =============  =============
Weighted average number of shares
  Outstanding                         17,235,000      10,635,000     17,171,594     10,635,000
                                   ==============  ==============  =============  =============

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS


                                                        For the Nine Months Ended
                                                               January 31,
                                                           2003           2002
                                                       -------------  -------------
                                                        [Unaudited]    [Unaudited]
Operating Activities
  Net Loss                                             $    (28,041)  $     (4,690)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
    Stock issued for services                                 1,000              -
    Unrealized loss in value of marketable securities         9,900              -
    Changes in assets and liabilities:
      Prepaid expenses                                            -          1,160
      Accounts payable                                        1,121              -
                                                       -------------  -------------
Net cash used in operating activities                       (16,020)        (3,530)
                                                       -------------  -------------

Investing Activities
    Proceeds from sale of real estate investment            120,000              -
    Investment in fine art                                   (2,243)             -
    Investment in marketable securities                     (95,600)             -
    Proceeds from sale of marketable securities              16,000              -
                                                       -------------  -------------
Net cash provided by investing activities                    38,157              -
                                                       -------------  -------------

Financing Activities
    Payable to shareholder                                  (17,310)         3,530
                                                       -------------  -------------
Net cash provided by (used in) financing activities         (17,310)         3,530
                                                       -------------  -------------
     Net increase in cash                                     4,827              -

     Cash at beginning or period                                  -              -
                                                       -------------  -------------
     Cash at end of period                             $      4,827   $          -
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

     The Company is in the early stages of developing and implementing its new business plan, and it does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future. During the quarter ended January 31, 2003, the Company did not borrow any funds for operation of the Company. Should the Company require loans in the future, it should not be assumed that any loans would be made available.

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

Item 4. CONTROLS AND PROCEDURES

     (a)  Evaluation  of  Disclosure  Controls  and  Procedures.

     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of February 27, 2003, (the Evaluation Date), which is within ninety days prior to the filing and the officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to our company required to be filed in this quarterly report has been made known to them in a timely manner.

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


EXHIBIT NO.    IDENTIFICATION OF EXHIBIT

Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 3.2 Bylaws of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 27.1   Financial Data Schedule



(b) There were no reports filed on Form 8-K during the quarter ended January 31, 2003.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Network USA, Inc.

Date:  02-27-03                     By:  /s/ Richard J. Church
       --------                     --------------------------------------------
                                    Richard J. Church, Director and President





Date:  02-27-03                     By:  /s/  Michael  L.  Mead
       --------                     --------------------------------------------
                                    Michael L. Mead, Director and Vice President

CERTIFICATIONS

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I,  Richard  J.  Church,  certify  that:

1.  I have reviewed this quarterly report on Form 10-QSB of Network USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 27, 2003

/s/ Richard J. Church
----------------------------
Richard J. Church
Chief Executive Officer

I, Michael L. Mead, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Network USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 27, 2003

/s/Michael L. Mead
-------------------
Michael L. Mead
Chief Financial Officer