Form 10KSB
period 2003-04-30
NETWORK USA INC
filed 2003-07-29
CIK 806592

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

-------------------------------------------------------------------------------


[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2003

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934


                               NETWORK USA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       COMMISSION FILE NUMBER: 33-10456

                     NEVADA                                     76-0192477
                     ------                                     ----------
      (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)


         6720 SANDSPOINT, SUITE 204, HOUSTON, TEXAS                77074
         -----------------------------------------                -----
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

ISSUER'S REVENUES FOR THE 12 MONTHS ENDED APRIL 30, 2003 WERE $0.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON JULY 21, 2003 WAS APPROXIMATELY $213,336, BASED ON THE LAST CLOSING PRICE OF $1.20 OF SUCH STOCK PRECEDING JULY 21, 2003.



AS OF APRIL 30, 2003, REGISTRANT HAD 1,915,378 SHARES (POST SPLIT) OF COMMON STOCK OUTSTANDING.

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

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS

     FOR A NUMBER OF YEARS, THE COMPANY HAD BEEN DORMANT FROM AN OPERATIONAL STANDPOINT, AND HAD EXISTED AS A PUBLIC "SHELL" CORPORATION PLANNING ON MERGER WITH A PRIVATELY HELD BUSINESS. THE COMPANY CONTINUES TO HAVE MINIMAL ASSETS AND OPERATIONS.

     ON APRIL 30, 2002 THE COMPANY INITIATED OPERATION AS A REAL ESTATE INVESTMENT AND DEVELOPMENT COMPANY THROUGH THE EXCHANGE OF COMPANY STOCK FOR SHARES IN A PRIVATE REAL ESTATE CORPORATION, ONE GENESIS, INC., AND THE SUBSEQUENT SALE OF THE ACQUIRED PRIVATE CORPORATE SHARES, THE COMPANY RECEIVED $120,000.00 U.S. DOLLARS. THE COMPANY IS NOW DIRECTING ITS EFFORTS TOWARDS THE INVESTMENT AND DEVELOPMENT OF REAL ESTATE, INITIALLY IN THE HOUSTON, TEXAS MARKET. HOWEVER, THE COMPANY CONTINUES TO CONSIDER POSSIBLE TRANSACTIONS IN WHICH A PRIVATELY HELD BUSINESS WOULD MERGE INTO THE COMPANY IN A TRANSACTION IN WHICH CONTROL OF THE COMPANY WOULD CHANGE HANDS. DURING FISCAL 2003, THE COMPANY ENTERED INTO A LETTER OF INTENT WITH AEROSPACE TECHNOLOGIES LTD. WITH REGARD TO SUCH A TRANSACTION. HOWEVER, THE COMPANY AND AEROSPACE TECHNOLOGIES LTD. EVENTUALLY TERMINATED THIS LETTER OF INTENT. BECAUSE THE COMPANY HAS LIMITED RESOURCES, MANAGEMENT ANTICIPATES THAT TO ACQUIRE MAJOR ACQUISITIONS, THE COMPANY WILL BE REQUIRED TO ISSUE SHARES OF ITS COMMON STOCK AS SIGNIFICANT ITS COMMON STOCK AS SIGNIFICANT CONSIDERATION FOR SUCH ACQUISITION. THIS MAY RESULT IN SUBSTANTIAL DILUTION OF THE SHARES OF CURRENT STOCKHOLDERS. THE COMPANY'S BOARD OF DIRECTORS SHALL MAKE THE FINAL DETERMINATION WHETHER TO COMPLETE ANY SUCH ACQUISITION, AND THE APPROVAL OF STOCKHOLDERS WILL NOT BE SOUGHT UNLESS REQUIRED BY APPLICABLE LAWS, RULES AND REGULATIONS, THE COMPANY'S ARTICLES OF INCORPORATION OR BYLAWS, OR CONTRACT. EVEN IF STOCKHOLDER APPROVAL IS SOUGHT, MICHAEL L. MEAD AND RICHARD J. CHURCH, WHO ARE DIRECTORS, VICE PRESIDENT AND PRESIDENT OF THE COMPANY, RESPECTIVELY, BENEFICIALLY OWN APPROXIMATELY NINETY PERCENT (90%) OF THE OUTSTANDING SHARES OF COMMON STOCK OF THE COMPANY, AND COULD APPROVE ANY ACQUISITION, REORGANIZATION OR MERGER THEY DEEMED ACCEPTABLE. THE COMPANY MAKES NO ASSURANCE THAT ANY FUTURE ENTERPRISE WILL BE PROFITABLE OR SUCCESSFUL.

    THE COMPANY IS NOT CURRENTLY ENGAGING IN ANY SUBSTANTIVE BUSINESS ACTIVITY EXCEPT THE (1) DEVELOPMENT OF RELATIONSHIPS WITH INVESTORS, ARCHITECTS, CONTRACTORS, LENDERS AND REAL ESTATE BROKERS AND (2) IS SEEKING SUITABLE REAL ESTATE PROPERTY FOR INVESTMENT. IN ITS PRESENT FORM, THE COMPANY IS CAPABLE OF ACQUIRING OR DEVELOPING SMALL COMMERCIAL PROPERTIES. THE COMPANY MAY ALSO BE DEEMED TO BE A VEHICLE TO ACQUIRE OR MERGE WITH A BUSINESS OR COMPANY, AND THE COMPANY WILL CONSIDER ENGAGING IN A ACQUISITION OR MERGER IF THE RIGHT OPPORTUNITY PRESENTED ITSELF. THE COMPANY DOES NOT INTEND TO RESTRICT ITS CONSIDERATION OF MERGER CANDIDATES TO ANY PARTICULAR BUSINESS OR INDUSTRY, AND THE AREAS IN WHICH IT WILL CONSIDER ACQUISITIONS, REORGANIZATIONS OR MERGERS MAY INCLUDE, BUT WILL NOT E LIMITED TO, THE FIELDS OF REAL ESTATE, HIGH TECHNOLOGY, MANUFACTURING, NATURAL RESOURCES, SERVICE, RESEARCH AND DEVELOPMENT, TRANSPORTATION, INSURANCE, BROKERAGE, FINANCE AND ALL MEDICALLY RELATED FIELDS, AMONG OTHERS. THE COMPANY RECOGNIZES THAT BECAUSE OF ITS LIMITED RESOURCES, THE NUMBER OF SUITABLE POTENTIAL BUSINESS VENTURES WHICH MAY BE AVAILABLE TO IT WILL BE EXTREMELY LIMITED, AND MAY BE RESTRICTED TO ENTITIES WHO DESIRE TO AVOID WHAT THESE ENTITIES MAY DEEM TO BE THE ADVERSE FACTORS RELATED TO AN INITIAL PUBLIC OFFERING ("IPO"). THE MOST PREVALENT OF THESE FACTORS INCLUDE SUBSTANTIAL TIME REQUIREMENTS, LEGAL COSTS, THE INABILITY TO OBTAIN AN UNDERWRITER WHO IS WILLING TO PUBLICLY OFFER AND SELL SHARES, LIMITATIONS ON THE AMOUNT OF DILUTION PUBLIC INVESTORS WILL SUFFER TO HE BENEFIT OF THE STOCKHOLDERS OF ANY SUCH ENTITIES, ALONG WITH OTHER CONDITIONS OR REQUIREMENTS IMPOSED BY VARIOUS FEDERAL AND STATE SECURITIES LAWS, RULES AND REGULATIONS. ANY OF THESE TYPES OF ENTITIES, REGARDLESS OF THEIR PROSPECTS, WOULD REQUIRE THE COMPANY TO ISSUE A SUBSTANTIAL NUMBER OF SHARES OF ITS COMMON STOCK TO COMPLETE ANY SUCH ACQUISITION, REORGANIZATION OR MERGER, USUALLY AMOUNTING TO BETWEEN 80 AND 95 PERCENT OF THE OUTSTANDING SHARES OF THE COMPANY FOLLOWING THE COMPLETION OF ANY SUCH TRANSACTION; ACCORDINGLY, INVESTMENTS IN ANY SUCH PRIVATE
ENTITY, IF AVAILABLE, WOULD BE MUCH MORE FAVORABLE THAN ANY INVESTMENT IN THE COMPANY.


RISK FACTORS.


SPECULATIVE INVESTMENT.

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

IDENTIFYING SUITABLE REAL ESTATE ACQUISITIONS.

      THE COMPANY MAY NOT BE SUCCESSFUL IN IDENTIFYING SUITABLE REAL ESTATE PROPERTIES OR OTHER ASSETS THAT MEET THE COMPANY'S ACQUISITION CRITERIA OR CONSUMMATING ACQUISITIONS OR INVESTMENTS ON SATISFACTORY TERMS. FAILURES IN IDENTIFYING OR CONSUMMATING ACQUISITIONS WOULD IMPAIR THE PURSUIT OF THE COMPANY'S BUSINESS PLAN. SHAREHOLDERS ULTIMATELY MAY NOT LIKE THE LOCATION LEASE TERMS OR OTHER RELEVANT ECONOMIC AND FINANCIAL DATA OF ANY REAL PROPERTIES, OTHER ASSETS OR OTHER COMPANIES THAT THE COMPANY MAY ACQUIRE IN THE FUTURE. IF THE COMPANY ACQUIRES ANY BUSINESSES, IT WILL BE REQUIRED TO ASSIMILATE THE OPERATIONS AND PERSONNEL OF THE ACQUIRED BUSINESS AND TRAIN, RETAIN AND MOTIVATE ANY KEY PERSONNEL FROM THE ACQUIRED BUSINESS.

NO ASSURANCE OF REAL ESTATE APPRECIATION OR COMPANY PROFITS.

     THERE IS NO ASSURANCE THAT THE COMPANY'S REAL ESTATE INVESTMENTS WILL APPRECIATE IN VALUE OR WILL EVER BY SOLD AT A PROFIT. THE MARKETABILITY AND VALUE OF THE PROPERTIES WILL DEPEND UPON MANY FACTORS BEYOND THE CONTROL OF THE COMPANY'S MANAGEMENT. THERE IS NO ASSURANCE THAT THERE WILL BE A READY MARKET FOR THE PROPERTIES, SINCE INVESTMENTS IN REAL PROPERTY ARE GENERALLY NON-LIQUID. THIS ILLIQUIDITY MAY IMPAIR THE COMPANY'S ABILITY TO SELL PROMPTLY PROPERTIES HEREAFTER IN THE COMPANY'S PORTFOLIO IN RESPONSE TO CHANGING ECONOMIC,
FINANCIAL AND INVESTMENT CONDITIONS. THE REAL ESTATE MARKET IS AFFECTED BY MANY FACTORS, SUCH AS GENERAL ECONOMIC CONDITIONS, AVAILABILITY OF FINANCING, INTEREST RATES AND OTHER FACTORS INCLUDING SUPPLY AND DEMAND, THAT ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY CANNOT PREDICT WHETHER IT WILL BE ABLE TO SELL ANY PROPERTY FOR THE PRICE OR ON THE TERMS SET BY IT, OR WHETHER ANY PRICE OR OTHER TERMS OFFERED BY A PROSPECTIVE PURCHASER WOULD BE ACCEPTABLE TO THE COMPANY. WE ALSO CANNOT PREDICT THE LENGTH OF TIME NEEDED TO FIND A WILLING PURCHASER AND TO CLOSE THE SALE OF A PROPERTY. MOREOVER, THE COMPANY MAY BE REQUIRED TO EXPEND FUNDS TO CORRECT DEFECTS OR TO MAKE IMPROVEMENTS BEFORE A PROPERTY CAN BE SOLD. THE COMPANY CANNOT ASSURE ANY PERSON THAT IT WILL HAVE FUNDS AVAILABLE TO CORRECT THOSE DEFECTS OR TO MAKE THOSE IMPROVEMENTS. IN ACQUIRING A PROPERTY, THE COMPANY MAY AGREE TO LOCKOUT PROVISIONS THAT MATERIALLY RESTRICT IT FROM SELLING THAT PROPERTY FOR A PERIOD OF TIME OR IMPOSE OTHER RESTRICTIONS, SUCH AS A LIMITATION ON THE AMOUNT OF DEBT THAT CAN BE PLACED OR REPAID ON THAT PROPERTY. THESE LOCKOUT PROVISIONS WOULD RESTRICT THE COMPANY'S ABILITY TO SELL A PROPERTY. THESE FACTORS AND ANY OTHERS THAT WOULD IMPEDE THE COMPANY'S ABILITY TO RESPOND TO ADVERSE CHANGES IN THE PERFORMANCE OF THE COMPANY'S PROPERTIES COULD SIGNIFICANTLY HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.


COMPETITION FOR THE ACQUISITION OF REAL ESTATE PROPERTIES.

     THE COMPANY COMPETES WITH MANY OTHER ENTITIES ENGAGED IN REAL ESTATE INVESTMENT ACTIVITIES FOR ACQUISITIONS OF DESIRABLE PROPERTIES. THESE COMPETITORS MAY DRIVE UP THE PRICE THE COMPANY MUST PAY FOR REAL ESTATE PROPERTIES; OTHER ASSETS OR OTHER COMPANIES THAT THE COMPANY SEEKS TO ACQUIRE OR MAY SUCCEED IN ACQUIRING THOSE COMPANIES OR ASSETS THEMSELVES. IN ADDITION, THE COMPANY'S POTENTIAL ACQUISITION TARGETS MAY FIND THE COMPANY'S COMPETITORS TO BE MORE ATTRACTIVE SUITORS BECAUSE THEY MAY HAVE GREATER RESOURCES, MAY BE WILLING TO PAY MORE, OR MAY HAVE A MORE COMPATIBLE OPERATING PHILOSOPHY. IN PARTICULAR, REIT'S MAY ENJOY SIGNIFICANT COMPETITIVE ADVANTAGES THAT RESULT FROM, AMONG OTHER THINGS; A LOWER COST OF CAPITAL AND ENHANCED OPERATING EFFICIENCIES. IN ADDITION, THE NUMBER OF ENTITIES AND THE AMOUNT OF FUNDS COMPETING FOR SUITABLE INVESTMENT PROPERTIES MAY INCREASE. THIS WILL RESULT IN INCREASED DEMAND FOR THESE ASSETS AND THEREFORE INCREASED PRICES PAID FOR THEM. IF THE COMPANY PAYS HIGHER PRICES FOR PROPERTIES, ITS PROFITABILITY WILL BE REDUCED, AND SHAREHOLDERS MAY EXPERIENCE A LOWER RETURN ON THEIR INVESTMENT.

DISRUPTIONS IN BUSINESS AND STOCKHOLDER DILUTION.

     ACQUISITIONS MAY CAUSE DISRUPTIONS IN THE COMPANY'S OPERATIONS AND DIVERT MANAGEMENT'S ATTENTION AWAY FROM DAY-TO-DAY OPERATIONS. THE ISSUANCE OF EQUITY SECURITIES FOR ANY ACQUISITIONS COULD BE SUBSTANTIALLY DILUTIVE TO THE COMPANY'S SHAREHOLDERS. IN ADDITION, THE COMPANY'S PROFITABILITY MAY SUFFER BECAUSE OF ACQUISITION-RELATED COSTS AND OTHER INTANGIBLE ASSETS.

UNINSURED  LOSSES.

     THE COMPANY MAY PURCHASE COMPREHENSIVE INSURANCE, INCLUDING LIABILITY AND EXTENDED COVERAGE. THERE ARE CERTAIN TYPES OF LOSSES, WHICH MAY BE EITHER UNINSURABLE OR NOT ECONOMICALLY INSURABLE. SUCH EXCLUDED RISKS GENERALLY INCLUDE WAR, EARTHQUAKES, FLOODS AND PUNITIVE DAMAGES. SHOULD AN UNINSURED LOSS OCCUR, THE COMPANY MIGHT SUFFER A LOSS OF INVESTED CAPITAL AND ANY PROFITS WHICH MIGHT BE ANTICIPATED FROM ITS REAL ESTATE INVESTMENT AND MIGHT ALSO BE UNABLE TO MEET ITS OBLIGATIONS.

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

UNSPECIFIED INDUSTRY AND ACQUIRED BUSINESS; UNASCERTAINABLE RISKS.

     TO DATE, THE COMPANY HAS NOT IDENTIFIED ANY PARTICULAR INDUSTRY OR BUSINESS IN WHICH IT MIGHT CONSIDER A MERGER OR AN ACQUISITION. ACCORDINGLY, PROSPECTIVE INVESTORS CURRENTLY HAVE NO BASIS TO EVALUATE THE COMPARATIVE RISKS AND MERITS OF INVESTING IN THE INDUSTRY OR BUSINESS IN WHICH THE COMPANY MAY INVEST. TO THE EXTENT THAT THE COMPANY MAY ACQUIRE REAL ESTATE OR BUSINESSES IN A HIGHLY RISKY MARKET OR INDUSTRY, THE COMPANY WILL BECOME SUBJECT TO THOSE RISKS. SIMILARLY, IF THE COMPANY ACQUIRES A FINANCIALLY UNSTABLE PROPERTY OR BUSINESS OR A BUSINESS THAT IS IN THE EARLY STAGES OF DEVELOPMENT, THE COMPANY WILL BECOME SUBJECT TO THE NUMEROUS RISKS TO WHICH SUCH BUSINESSES ARE SUBJECT. ALTHOUGH MANAGEMENT INTENDS TO CONSIDER THE RISKS INHERENT IN ANY INDUSTRY AND BUSINESS IN WHICH IT MAY BECOME INVOLVED, THERE CAN BE NO ASSURANCE THAT IT WILL CORRECTLY ASSESS SUCH RISKS.

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

FUTURE SALES OF COMMON STOCK.

     MICHAEL L. MEAD CURRENTLY BENEFICIALLY OWNS 500,000 SHARES OF THE COMMON STOCK OF THE COMPANY OR APPROXIMATELY 26.1% PERCENT OF ITS OUTSTANDING VOTING SECURITIES. PURSUANT TO A PURCHASE FROM MR. MEAD IN MAY 2000 AND A TRADE OF PERSONAL SHARES IN A PRIVATE REAL ESTATE CORPORATION IN APRIL 2002, RICHARD J. CHURCH CURRENTLY BENEFICIALLY OWNS 1,222,222 SHARES OF THE COMMON STOCK OF THE COMPANY OR APPROXIMATELY 63.82% PERCENT OF ITS OUTSTANDING VOTING SECURITIES. CURRENTLY, THE 500,000 SHARES OWNED BY MR. MEAD HAVE BEEN BENEFICIALLY OWNED FOR GREATER THAN ONE YEAR, AND SUBJECT TO COMPLIANCE WITH THE APPLICABLE PROVISIONS OF RULE 144 OF THE SECURITIES AND EXCHANGE COMMISSION, MR. MEAD MAY COMMENCE TO SELL UP TO ONE PERCENT OF THE OUTSTANDING SECURITIES OF THE COMPANY, OR CURRENTLY 5,000 IN ANY THREE-MONTH PERIOD. IN ADDITION, AS OF APRIL 2003, 1,222,222 SHARES OWNED BY MR. CHURCH HAVE BEEN BENEFICIALLY OWNED FOR GREATER THAN ONE YEAR, AND SUBJECT TO COMPLIANCE WITH THE APPLICABLE PROVISIONS OF RULE 144 OF THE SECURITIES AND EXCHANGE COMMISSION, MR. CHURCH MAY COMMENCE TO SELL UP TO ONE PERCENT OF THE OUTSTANDING SECURITIES OF THE COMPANY, OR CURRENTLY 12,222 IN ANY THREE MONTH PERIOD. SUCH SALES COULD HAVE A SUBSTANTIAL ADVERSE EFFECT ON ANY PUBLIC MARKET THAT MAY THEN EXIST IN THE COMPANY'S COMMON STOCK. SALES OF ANY OF THESE SHARES BY MR. MEAD OR MR. CHURCH COULD SEVERELY AFFECT THE ABILITY OF THE COMPANY TO SECURE THE NECESSARY DEBT OR EQUITY FUNDING FOR THE COMPANY'S PROPOSED BUSINESS OPERATIONS.

DILUTION.

     DEPENDING ON THE NATURE AND EXTENT OF SERVICES RENDERED, THE COMPANY MAY COMPENSATE MICHAEL L. MEAD, RICHARD J. CHURCH OR ANY OTHER THIRD PARTY FOR ANY FINANCIAL CONSULTING OR OTHER SERVICES THAT THEY MAY PERFORM FOR THE COMPANY IN THE FUTURE. BECAUSE THE COMPANY CURRENTLY HAS LIMITED RESOURCES, AND IS UNLIKELY TO GENERATE INCOME UNTIL IT HAS ACQUIRED REAL ESTATE OR COMPLETED A MERGER OR ACQUISITION, MANAGEMENT EXPECTS THAT ANY SIGNIFICANT COMPENSATION WOULD TAKE STOCK. SUCH ISSUANCES WOULD FURTHER DILUTE THE HOLDINGS OF THE COMPANY'S OTHER STOCKHOLDERS.

CONFLICTS OF INTEREST; RELATED PARTY TRANSACTIONS.


     IN APRIL 2002, THE COMPANY EXCHANGED 722,222 SHARES OF ITS COMMON STOCK WITH RICHARD J. CHURCH, THE PRESIDENT AND A DIRECTOR AND MAJOR STOCKHOLDER OF THE COMPANY, FOR 200 SHARES IN ONE GENESIS, INC A PRIVATE TEXAS CORPORATION. SINCE THERE IS NO MARKET FOR THE COMPANY'S COMMON STOCK, THERE IS NO ASSURANCE THAT THIS EXCHANGE WAS AT FAIR MARKET VALUE. ALTHOUGH THE COMPANY HAS NOT
IDENTIFIED ANY POTENTIAL REAL ESTATE PROPERTY OR ACQUISITION TARGET, THE POSSIBILITY EXISTS THAT THE COMPANY MAY ACQUIRE SUCH REAL ESTATE PROPERTY IN THE NEAR FUTURE OR MERGE WITH A BUSINESS OR COMPANY IN WHICH THE COMPANY'S EXECUTIVE OFFICERS, DIRECTORS, BENEFICIAL OWNERS OR THEIR AFFILIATES MAY HAVE AN OWNERSHIP INTEREST. SUCH A TRANSACTION MAY OCCUR IF MANAGEMENT DEEMS IT TO BE IN THE BEST INTERESTS OF THE COMPANY AND ITS STOCKHOLDERS, AFTER CONSIDERATION OF THE ABOVE REFERENCED FACTORS. A TRANSACTION OF THIS NATURE WOULD PRESENT A CONFLICT OF INTEREST TO THOSE PARTIES WITH A MANAGERIAL POSITION AND/OR AN OWNERSHIP INTEREST IN BOTH THE COMPANY AND THE ACQUIRED ENTITY, AND MAY COMPROMISE MANAGEMENT'S FIDUCIARY DUTIES TO THE COMPANY'S STOCKHOLDERS. AN INDEPENDENT APPRAISAL OF THE ACQUIRED COMPANY MAY OR MAY NOT BE OBTAINED IN THE EVENT A RELATED PARTY TRANSACTION IS CONTEMPLATED.
FURTHERMORE, BECAUSE MANAGEMENT AND/OR BENEFICIAL OWNERS OF THE COMPANY'S COMMON STOCK MAY BE ELIGIBLE FOR FINDER'S FEES OR OTHER COMPENSATION RELATED TO POTENTIAL ACQUISITIONS BY THE COMPANY, SUCH COMPENSATION MAY BECOME A FACTOR IN NEGOTIATIONS REGARDING SUCH POTENTIAL ACQUISITIONS.

VOTING CONTROL.

     DUE TO THEIR BENEFICIAL OWNERSHIP OF A MAJORITY OF THE SHARES OF THE COMPANY'S OUTSTANDING COMMON STOCK, MICHAEL L. MEAD AND RICHARD J. CHURCH HAVE THE ABILITY TO ELECT ALL OF THE COMPANY'S DIRECTORS, WHO IN TURN ELECT ALL EXECUTIVE OFFICERS, WITHOUT REGARD TO THE VOTES OF OTHER STOCKHOLDERS.

MARKET FOR COMMON STOCK.

     THE COMPANY'S COMMON STOCK IS CURRENTLY LISTED ON THE OTC BULLETIN BOARD OF THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. (THE "NASD"). HOWEVER, THE VOLUME OF SHARES TRADED HAS BEEN MINIMAL AND VERY VOLATILE AND THEREFORE CANNOT BE CONSIDERED AS A RELIABLE VALUATION FOR THE TOTAL NUMBER OF SHARES OUTSTANDING. ANY FUTURE MARKET PRICE FOR SHARES OF COMMON STOCK OF THE COMPANY IS LIKELY TO CONTINUE TO BE VERY VOLATILE, AND NUMEROUS FACTORS BEYOND THE CONTROL OF THE COMPANY MAY HAVE A SIGNIFICANT EFFECT. IN ADDITION, THE STOCK MARKETS GENERALLY HAVE EXPERIENCED, AND CONTINUE TO EXPERIENCE, EXTREME PRICE AND VOLUME FLUCTUATIONS WHICH HAVE AFFECTED THE MARKET PRICE OF MANY SMALL CAPITAL COMPANIES AND WHICH HAVE BEEN UNRELATED TO THE OPERATING PERFORMANCE OF THESE COMPANIES. THESE BROAD MARKET FLUCTUATIONS, AS WELL AS GENERAL ECONOMIC AND POLITICAL CONDITIONS, MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK IN ANY MARKET THAT MAY DEVELOP.

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

NUMBER OF EMPLOYEES.

     AT THE PRESENT TIME, MESSRS. MEAD AND CHURCH ARE THE ONLY EMPLOYEES OF THE COMPANY.

ITEM 2.  DESCRIPTION OF PROPERTY

     THE COMPANY CURRENTLY OWNS NO PROPERTY AND HAS NOT YET CONDUCTED BUSINESS, WHICH WOULD LEAD TO THE GENERATION OF INCOME. ITS PRINCIPAL EXECUTIVE OFFICE ADDRESS AND TELEPHONE NUMBER ARE THE BUSINESS OFFICE ADDRESS AND TELEPHONE NUMBER OF ITS PRESIDENT, DIRECTOR, TREASURER, AND PRINCIPAL SHAREHOLDER, RICHARD J. CHURCH, AND ARE PROVIDED FOR GENERAL OFFICE EXPENSES. BECAUSE THE COMPANY HAS NO SIGNIFICANT BUSINESS AT THIS TIME, ITS ACTIVITIES HAVE BEEN LIMITED TO (1) NEGOTIATING THE EXCHANGE OF COMPANY STOCK FOR CASH (AS GIVEN ABOVE), (2) TRADING MARKETABLE SECURITIES (3) KEEPING ITSELF IN GOOD STANDING IN THE STATE OF NEVADA, (4) PREPARING THIS ANNUAL REPORT AND THE ACCOMPANYING FINANCIAL STATEMENTS, (5) REVIEWING POSSIBLE REAL ESTATE PROPERTIES FOR ACQUISITION OR DEVELOPMENT (6) ESTABLISHING RELATIONSHIPS IN THE REAL ESTATE COMMUNITY, AND (7) REVIEWING AND NEGOTIATING POSSIBLE MERGER CANDIDATES.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     THE COMPANY'S COMMON STOCK IS CURRENTLY LISTED ON THE OTC BULLETIN BOARD OF THE NASD. THE TRADING SYMBOL FOR THE COMPANY IS NUSA. NO ASSURANCE CAN BE GIVEN THAT ANY ESTABLISHED TRADING MARKET FOR THE COMPANY'S COMMON STOCK WILL BE MAINTAINED. ALSO, THE SALE OF UNREGISTERED AND "RESTRICTED" SHARES OF COMMON STOCK PURSUANT TO RULE 144 OF THE SEC BY MICHAEL L. MEAD AND RICHARD J. CHURCH MAY HAVE A SUBSTANTIAL ADVERSE IMPACT ON ANY SUCH PUBLIC MARKET. THE NUMBER OF RECORD HOLDERS OF THE COMPANY'S COMMON STOCK AS OF THE DATE OF THIS ANNUAL REPORT IS APPROXIMATELY 762.

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

THE   COMPANY  HAS  NOT  ENGAGED IN ANY MATERIAL OPERATIONS SINCE APPROXIMATELY
1988. DURING THE FISCAL YEAR COVERED BY THIS ANNUAL REPORT, THE COMPANY RECEIVED NO REVENUE AND HAD MINIMAL EXPENSES.

     IN APRIL 2002, THE COMPANY TRADED 722,222 NETWORK USA, INC. SHARES WITH RICHARD J. CHURCH, THE PRESIDENT AND A DIRECTOR AND MAJOR STOCKHOLDER OF THE COMPANY, FOR 200 SHARES OF ONE GENESIS, INC. ON JULY 31, 2002, NETWORK USA, INC. ENTERED INTO AN AGREEMENT WITH SAGA LAND, INC. TO SELL THE ACQUIRED 200 SHARES IN ONE GENESIS, INC. TO SAGA LAND, INC. FOR A TOTAL OF $120,000.00 U.S. DOLLARS. ON AUGUST 7, 2002 THE TRANSACTION
WAS EFFECTED AND NETWORK USA, INC. RECEIVED $120,000.00 U.S. DOLLARS FOR ITS 200 ACQUIRED SHARES OF ONE GENESIS, INC. THE PURPOSE OF THE TRADE AND SALE WAS TO PROVIDE WORKING CAPITAL TO THE COMPANY, REPAY OUTSTANDING DEBT AND TO PROVIDE INVESTMENT CAPITAL FOR OPPORTUNITIES IN THE HOUSTON, TEXAS REAL ESTATE MARKET.

      DURING FISCAL 2002, THE COMPANY GRANTED TO MR. CHURCH OPTIONS TO PUT 722,222 SHARES OF THE COMPANY'S COMMON STOCK, AT $0.18 PER SHARE, EFFECTIVE IF THE COMPANY ACHIEVES ELIGIBILITY FOR TRADING ON THE NASD OTC BULLETIN BOARD AND THEN LOSES SUCH ELIGIBILITY BETWEEN APRIL 1, 2002 AND DECEMBER 31, 2003. THE OPTIONS WILL BE EXERCISABLE FROM DECEMBER 31, 2002 THROUGH DECEMBER 31, 2005.


PLAN  OF  OPERATION.

      THE COMPANY'S PLAN OF OPERATION FOR THE NEXT 12 MONTHS IS TO SEEK THE ACQUISITION OF REAL ESTATE, PROPERTY OR BUSINESSES THAT MAY BENEFIT THE COMPANY AND ITS STOCKHOLDERS AND TO CONSIDER POSSIBLE TRANSACTIONS IN WHICH A PRIVATELY HELD BUSINESS WOULD MERGE INTO THE COMPANY IN A TRANSACTION IN WHICH CONTROL OF THE COMPANY WOULD CHANGE HANDS. BECAUSE THE COMPANY HAS LIMITED RESOURCES, MANAGEMENT ANTICIPATES THAT TO ACHIEVE ACQUISITIONS GREATER THAN $300,000 IN VALUE, THE COMPANY WILL BE REQUIRED TO ISSUE SHARES OF ITS COMMON STOCK AS SIGNIFICANT CONSIDERATION FOR SUCH ACQUISITIONS.

     DURING THE NEXT 12 MONTHS, THE COMPANY'S OPERATING CASH REQUIREMENTS WILL RELATE TO (1) REVIEWING AND ACQUIRING REAL ESTATE FOR INVESTMENT OR
DEVELOPMENT (2) MAINTAINING THE COMPANY IN GOOD STANDING (3) TRADING MARKETABLE SECURITIES EXPENSES ASSOCIATED WITH REVIEWING OR INVESTIGATING IN ANY POTENTIAL BUSINESS VENTURE; AND IT IS BELIEVED THAT THERE SHOULD BE ADEQUATE CASH AVAILABLE TO MEET THESE REQUIREMENTS. ADDITIONALLY, .
BECAUSE THE COMPANY HAS NOT IDENTIFIED ANY PROPERTIES FOR ACQUISITION, AS OF THE DATE OF THIS ANNUAL REPORT, IT IS IMPOSSIBLE TO PREDICT THE AMOUNT OF ANY CASH OR COMPANY ISSUANCE OF STOCK SALE THAT MAY BE REQUIRED IN AN ACQUISITION.

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

REAL ESTATE ACQUISITION AND MARKET SELECTION

     WE ARE SEEKING TO ACQUIRE ATTRACTIVE REAL ESTATE PROPERTIES IN SOLID MARKETS. WHEN SPECIFIC MARKETS ARE SELECTED, WE SEEK A CONVENIENT AND EASILY ACCESSIBLE LOCATION WITH ABUNDANT PARKING FACILITIES, PREFERABLY OCCUPYING THE DOMINANT CORNER, CLOSE TO RESIDENTIAL COMMUNITIES, WITH EXCELLENT VISIBILITY FOR OUR TENANTS AND EASY ACCESS FOR NEIGHBORHOOD SHOPPERS.

REAL  ESTATE  GEOGRAPHIC  FOCUS

     OUR ACQUISITION ACTIVITIES ARE FOCUSED PRIMARILY IN HOUSTON, TEXAS. IN GENERAL, OUR STRATEGY IS TO TARGET HIGHER INCOME GEOGRAPHIC AREAS. WE
ALSO CONSIDER OPPORTUNITIES TO EXPAND INTO OTHER GEOGRAPHIC MARKETS WHERE THE OPPORTUNITY TO ACQUIRE ATTRACTIVE PROPERTIES AT BELOW MARKET PRICES IS
AVAILABLE. WE WILL CONTINUE TO EVALUATE ALL POTENTIAL ACQUISITIONS ON A PROPERTY-BY-PROPERTY AND MARKET-BY-MARKET BASIS.

      WE  WILL  EVALUATE   EACH   MARKET    BASED    ON   DIFFERENT   CRITERIA,
INCLUDING:

          -    STABLE  OR  GROWING  POPULATION  BASE;

          -    POSITIVE  JOB  GROWTH;

          -    DIVERSE  ECONOMY;  AND

          -    OTHER  COMPETITIVE  FACTORS.




ITEM 7.  FINANCIAL  STATEMENTS

     THE  FINANCIAL  STATEMENTS,  COMMENCING  ON  PAGE  F-1,  HAVE BEEN AUDITED
BY MALONE & BAILEY, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, TO THE EXTENT AND FOR THE PERIODS SET FORTH IN THEIR REPORTS APPEARING ELSEWHERE HEREIN AND ARE INCLUDED IN RELIANCE UPON SUCH REPORTS GIVEN UPON THE AUTHORITY OF SAID FIRM.

ITEM 8.  CHANGES  IN   AND   DISAGREEMENTS   WITH   ACCOUNTANTS  ON  ACCOUNTING
AND FINANCIAL  DISCLOSURE

      WHITLEY PENN (FORMERLY JACKSON & RHODES, P.C.) AUDITED THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE YEARS ENDED APRIL 30, 2002 AND 2001. THE BOARD OF DIRECTORS OF THE COMPANY DETERMINED THAT IT WOULD BE IN THE BEST INTERESTS OF THE COMPANY TO ENGAGE A NEW AUDITOR. WHITLEY PENN (REFERRED TO HEREINAFTER AS THE "PRIOR AUDITOR") WAS DISMISSED ON JUNE 17, 2003. SIMULTANEOUSLY THE COMPANY ENGAGED MALONE & BAILEY, PLLC AS THE NEW INDEPENDENT AUDITOR.

      DURING THE COMPANY'S TWO MOST RECENT FISCAL YEARS AND BETWEEN MAY 1, 2003 THROUGH JUNE 17, 2003, THERE WERE NO DISAGREEMENTS BETWEEN THE COMPANY AND THE PRIOR AUDITOR WHETHER RESOLVED OR NOT RESOLVED, ON ANY MATTER OF ACCOUNTING PRINCIPLES OR PRACTICES, FINANCIAL STATEMENT DISCLOSURE OR AUDITING SCOPE OR PROCEDURE, WHICH, IF NOT RESOLVED, WOULD HAVE CAUSED IT TO MAKE REFERENCE TO THE SUBJECT MATTER OF THE DISAGREEMENT IN CONNECTION WITH ITS REPORT. THE COMPANY HAS AUTHORIZED THE PRIOR AUDITOR TO RESPOND FULLY TO INQUIRIES FROM MALONE & BAILEY, PLLC REGARDING THE PRECEDING DISCLOSURE

      THE REPORT OF THE PRIOR AUDITOR FOR THE TWO MOST RECENT FISCAL YEARS DID NOT CONTAIN ANY ADVERSE OPINION OR DISCLAIMER OF OPINION AND WAS NOT QUALIFIED OR MODIFIED AS TO UNCERTAINTY, AUDIT SCOPE OR ACCOUNTING PRINCIPLES.

      THE DECISION TO CHANGE PRINCIPAL ACCOUNTANTS WAS RECOMMENDED AND APPROVED BY THE COMPANY'S BOARD OF DIRECTORS AND MADE AT ITS REQUEST.

      DURING THE COMPANY'S TWO MOST RECENT FISCAL YEARS AND BETWEEN MAY 1, 2003 THROUGH JUNE 17, 2003, THE PRIOR AUDITOR HAS NOT ADVISED THE COMPANY THAT ANY OF THE FOLLOWING EXIST OR ARE APPLICABLE:

      (1) THAT THE INTERNAL CONTROLS NECESSARY FOR THE COMPANY TO DEVELOP RELIABLE FINANCIAL STATEMENTS DO NOT EXIST;

      (2) THAT INFORMATION HAS COME TO ITS ATTENTION THAT HAS LEAD IT TO NO LONGER BE ABLE TO RELY ON MANAGEMENT'S REPRESENTATIONS, OR THAT HAS MADE THEM UNWILLING TO BE ASSOCIATED WITH THE FINANCIAL STATEMENTS PREPARED BY MANAGEMENT; OR

      (3)   THAT THE COMPANY NEEDS TO EXPAND SIGNIFICANTLY THE SCOPE OF ITS
            AUDIT,
            OR THAT INFORMATION HAS COME TO ITS ATTENTION THAT IF FURTHER INVESTIGATED MAY MATERIALLY IMPACT THE FAIRNESS OR RELIABILITY OF A PREVIOUSLY ISSUED AUDIT REPORT OR THE UNDERLYING FINANCIAL STATEMENTS OR ANY OTHER FINANCIAL PRESENTATION, OR THE FINANCIAL STATEMENTS ISSUED OR TO BE ISSUED COVERING THE FISCAL PERIOD(S) SUBSEQUENT TO THE DATE OF THE MOST RECENT AUDITED FINANCIAL STATEMENTS (INCLUDING INFORMATION THAT MIGHT PRECLUDE THE ISSUANCE OF AN UNQUALIFIED AUDIT REPORT).

            THE PRIOR AUDITOR HAS PROVIDED A LETTER ADDRESSED TO THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION S-B ITEM 304 AS TO WHETHER THE PRIOR AUDITOR AGREES WITH THE PRECEDING DISCLOSURE.

      NEITHER THE COMPANY NOR ANYONE ACTING ON ITS BEHALF CONSULTED MALONE & BAILEY, PLLC REGARDING THE APPLICATION OF ACCOUNTING PRINCIPLES TO A SPECIFIC COMPLETED OR CONTEMPLATED TRANSACTION, OR THE TYPE OF AUDIT OPINION THAT MIGHT BE RENDERED ON THE COMPANY'S FINANCIAL STATEMENTS.

      THE COMPANY HAS PROVIDED THE PRECEDING DISCLOSURE TO MALONE & BAILEY, PLLC AND HAS GIVEN MALONE & BAILEY, PLLC AN OPPORTUNITY TO PROVIDE A LETTER ADDRESSED TO THE SECURITIES AND EXCHANGE COMMISSION IF DESIRED.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND   CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     THE  COMPANY'S  DIRECTORS  AND  EXECUTIVE  OFFICERS  ARE:

NAME                  AGE     POSITION
----                  ---     --------
RICHARD J. CHURCH     50      DIRECTOR, PRESIDENT, AND TREASURER
MICHAEL L. MEAD       54      DIRECTOR, VICE-PRESIDENT, AND SECRETARY


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

ITEM 10.  EXECUTIVE  COMPENSATION.

     CASH COMPENSATION OF $6,000 WAS PROVIDED TO MR. CHURCH FROM MAY 1, 2002 THROUGH APRIL 30, 2003. NO DEFERRED COMPENSATION OR LONG-TERM INCENTIVE PLAN AWARDS WERE ISSUED OR GRANTED TO THE COMPANY'S MANAGEMENT, MESSRS. MEAD AND CHURCH, DURING THE FISCAL YEARS ENDED APRIL 30, 1999, APRIL 30, 2000, APRIL 30, 2001 OR APRIL 30, 2002. FURTHER, NO MEMBER OF THE COMPANY'S MANAGEMENT HAS BEEN GRANTED ANY OPTION OR STOCK APPRECIATION RIGHT EXCEPT AS SET FORTH HEREIN. BECAUSE SUCH LIMITED INFORMATION ABOUT EXECUTIVE COMPENSATION IS REQUIRED TO BE DISCLOSED, THE TABLES GENERALLY REQUIRED HAVE NOT BEEN INCLUDED WITHIN THIS ITEM.

     DURING FISCAL 2002, THE COMPANY GRANTED TO MICHAEL L. MEAD (A DIRECTOR AND CO-PRESIDENT OF THE COMPANY DURING MOST OF FISCAL 2002) OPTIONS TO PURCHASE 722,222 SHARES OF THE COMPANY'S COMMON STOCK, EFFECTIVE ON THE DATE THE COMPANY'S COMMON STOCK BECOMES ELIGIBLE FOR TRADING ON THE NASD OTC BULLETIN BOARD. IN JUNE 2003 MR. MEAD RELINQUISHED THESE OPTION RIGHTS.

      DURING FISCAL 2002, THE COMPANY GRANTED TO RICHARD J. CHURCH (A DIRECTOR AND CO-PRESIDENT OF THE COMPANY DURING MOST OF FISCAL 2002) OPTIONS TO PURCHASE 722,222 SHARES OF THE COMPANY'S COMMON STOCK, AT $0.18 PER SHARE, EFFECTIVE IF THE COMPANY'S COMMON STOCK DOES NOT BECOME ELIGIBLE FOR TRADING ON THE NASD OTC BULLETIN BOARD BY DECEMBER 31, 2002. SINCE THE COMPANY'S STOCK WAS RELEASED FOR TRADING IN OCTOBER 2002 THE OPTIONS WERE RELINQUISHED BY MR. CHURCH.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     THE FOLLOWING TABLE SETS FORTH, AS OF APRIL 30, 2003 THE NUMBER AND PERCENTAGE OF OUTSTANDING SHARES OF COMPANY COMMON STOCK OWNED BY (I) EACH PERSON KNOWN TO THE COMPANY TO BENEFICIALLY OWN MORE THAN 5% OF ITS OUTSTANDING COMMON STOCK, (II) EACH DIRECTOR, (III) EACH NAMED EXECUTIVE
OFFICER, AND (IV) ALL  EXECUTIVE  OFFICERS  AND  DIRECTORS  AS  A  GROUP.

                                                      NUMBER   OF   SHARES   OF
PERCENTAGE OF
NAME  AND  ADDRESS OF BENEFICIAL OWNER         COMMON STOCK BENEFICIALLY  OWNED
OWNERSHIP
------------------------------------------   ----------------------------------
--------------
MICHAEL L. MEAD
5644 WESTHEIMER, SUITE 123
HOUSTON,     TX.     77056                         500,000     26.3%

RICHARD J. CHURCH
5617 BISSONNET, SUITE 215
HOUSTON,     TX     77081                        1,222,222     64.2%
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
GROUP     (2     PERSONS)                        1,722,222     90.5%

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

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

      (A) THE FOLLOWING EXHIBITS ARE TO BE FILED AS PART OF THE ANNUAL  REPORT:
          (I)  EXHIBIT  A  -  SARBANES-OXLEY  ACT  OF  2002

      (B) ON MARCH 12, 2003, THE COMPANY FILED A CURRENT REPORT ON FORM 8-K WITH THE SEC disclosing the Company signed a letter of intent to merge with International Aerospace Technologies Ltd. However, the letter of intent expired and the merger did not occur.

                         INDEX TO FINANCIAL STATEMENTS






                                                                        PAGE

INDEPENDENT AUDITORS' REPORT...........................................  F-1

INDEPENDENT AUDITORS' REPORT...........................................  F-2

BALANCE SHEET..........................................................  F-3

STATEMENTS OF OPERATIONS...............................................  F-4

STATEMENTS OF STOCKHOLDERS' EQUITY.....................................  F-5

STATEMENTS OF CASH FLOWS...............................................  F-6

NOTES TO FINANCIAL STATEMENTS..........................................  F-7

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
  NETWORK USA, INC.
  HOUSTON, TEXAS

WE HAVE AUDITED THE ACCOMPANYING BALANCE SHEET OF NETWORK USA, INC. AS OF APRIL 30, 2003, AND THE RELATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEAR THEN ENDED. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDIT.

WE CONDUCTED OUR AUDIT IN ACCORDANCE WITH AUDITING STANDARDS GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDIT PROVIDES A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF NETWORK USA, INC. AS OF APRIL 30, 2003, AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR THE YEAR THEN ENDED, IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.


MALONE & BAILEY, PLLC
HOUSTON, TEXAS
WWW.MALONE-BAILEY.COM

JUNE 26, 2003
                         INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS
NETWORK USA, INC.


WE HAVE AUDITED THE ACCOMPANYING STATEMENTS OF NETWORK USA'S OPERATIONS, CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), AND CASH FLOWS FOR THE YEAR ENDED APRIL 30, 2002. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDIT.

WE CONDUCTED OUR AUDIT IN ACCORDANCE WITH AUDITING STANDARDS GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDIT PROVIDES A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE RESULTS OF NETWORK USA'S OPERATIONS, STOCKHOLDERS' EQUITY AND ITS CASH FLOWS FOR THE YEAR THEN ENDED IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.



WHITLEY PENN


DALLAS, TEXAS
AUGUST 13, 2002

                              NETWORK USA, INC.
                                BALANCE SHEET
                                April 30, 2003

                        ASSETS

Current assets
  Cash                                                 $   22,596
  Investment in marketable securities                      71,627
							---------
                                                       $   94,223


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $       20
							---------
    Total current liabilities                                  20

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                -
  Common stock, $.01 par value, 5,555,555 shares
    authorized, 1,915,378 shares issued and outstanding
    (722,222 shares are puttable, see note 5)              19,153
  Additional paid in capital                              208,197
  Accumulated deficit                                   (133,147)
							---------
    Total Stockholders' Equity                             94,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   94,223







              See accompanying summary of accounting policies
                     and notes to financial statements.

                              NETWORK USA, INC.
                         STATEMENTS OF OPERATIONS
                     Years Ended April 30, 2003 and 2002


                                                Years ended
                                                  April 30,
                                             2003       2002

General and administrative                $   28,699  $    5,958

Other income (expense):
  Realized gains on marketable securities     22,105           -
  Unrealized loss on marketable securities   (2,373)           -
					  ----------   ----------
Total other income (expense)                  19,732           -

Net loss                                  $  (8,967)  $  (5,958)

Net loss per share:
  Basic and diluted                       $    (0.00) $    (0.00)

Weighted average shares outstanding:
  Basic and diluted                        1,915,378   1,211,759

























              See accompanying summary of accounting policies
                     and notes to financial statements.

                              NETWORK USA, INC.
                    STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended April 30, 2003 and 2002



                                            Additional paid in capital
                            Common stock                              Accumulated Deficit
                                                                                           Total
                          Shares   Amount

Balance,
  April 30, 2001         1,182,045$ 11,820$  94,530                 $(118,222)         $ (11,872)

Shares issued for
  purchase of investment   722,222   7,222  112,778                          -            120,000

Net loss                         -       -        -                    (5,958)            (5,958)

Balance,
  April 30, 2002         1,904,267  19,042  207,308                  (124,180)            102,170

Issuance of common stock
  for services              11,111     111      889                          -              1,000

Net loss                         -       -        -                    (8,967)            (8,967)
			----------  ------ --------		    ----------	       ----------
Balance,
  April 30, 2003         1,915,378$ 19,153$ 208,197                 $(133,147)         $   94,203




              See accompanying summary of accounting policies
                     and notes to financial statements.

                               NETWORK USA, INC.
                           STATEMENTS OF CASH FLOWS
                      Years Ended April 30, 2003 and 2002



                                                 Years ended
                                                  April 30,
                                               2003      2002
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                    $  (8,967) $ (5,958)

Adjustments to reconcile net loss to
  cash used in operating activities:
  Unrealized loss on marketable securities       2,373         -
  Realized gain on marketable securities      (22,105)         -
  Issuance of common stock for services          1,000         -
Changes in current assets and
  liabilities:
    Prepaid expenses                                 -     1,951
    Accounts payable and accrued interest            -        20
					    ----------  --------
  NET CASH USED IN OPERATING ACTIVITIES       (27,699)   (3,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investment   120,000         -
Investment in marketable securities           (95,000)         -
Proceeds from sale of marketable securities     43,105         -
					    ----------  --------
  NET CASH FROM INVESTING ACTIVITIES            68,105         -

CASH FLOWS FROM FINANCING ACTIVITIES:
Payable to stockholder                        (17,810)     3,987
					    ----------  --------
NET INCREASE (DECREASE) IN CASH                 22,596         -
Cash, beg. of period                                 -         -
Cash, end of period                         $   22,596 $       -

Supplemental information:
  Income taxes paid                         $        - $       -
  Interest paid                             $        - $       -











              See accompanying summary of accounting policies
                     and notes to financial statements.

         			NETWORK USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Network USA, Inc. was incorporated in Nevada on August 27, 1987. Network USA is currently considered a "public shell" corporation with no business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger."

Use of Estimates

The   preparation  of  financial  statements  in  conformity  with   accounting
principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Marketable Securities

Network USA's investments in marketable securities consist of stocks traded in the public market, all of which are classified as trading. Trading securities are recorded at fair value with unrealized holding gains and losses included in earnings. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Network USA does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Network USA's results of operations, financial position or cash flow.

NOTE 2 - Investment in Real Estate

On April 9, 2002, Network USA acquired 200 shares (20%) of One Genesis, Inc. (a private Texas real estate Corporation) from one of the Network USA's principal stockholders through the issuance of 6,500,000 (722,222 after the 1 for 9 split discussed in Note 5) shares of common stock. The shares of One Genesis, Inc. were sold on July 31, 2002 for $120,000 in cash. Due to the lack of trading in the Network USA's common stock from which to value the purchase, at April 30, 2002 the investment was valued at $120,000, the amount of the subsequent sale which resulted in no gain or loss on the sale in 2002.


NOTE 3 - Income Taxes

Network USA has not yet realized income as of the date of this report, therefore, no provision for income taxes has been made.
At April 30, 2003, most of the Company's net operating loss carryforwards for tax purposes have expired or are limited on an annual basis, rendering any available carryforwards virtually valueless.


NOTE 4 - Related Party Transactions

A stockholder funded Network USA's operations during the past two fiscal years, which resulted in a payable to the stockholder at April 30, 2002 of $17,810. The entire balance was paid in fiscal 2003.

As mentioned above, Network USA issued 6,500,000(722,222 after the 1 for 9 split discussed in Note 5) common shares to a principal stockholder for an investment in One Genesis, Inc. (See Note 2 above).


NOTE - 5 Common Stock and Options

On March 13, 2003, Network USA's board of directors approved a 1 for 9 reverse stock split. All per share data included in the accompanying financial statement have been adjusted retroactively to reflect the split.

During the year ended April 30, 2003, Network USA issued 100,000 shares (11,111 after the 1 for 9 split discussed in Note 5) of common stock for services valued at $1,000.

In April 2002, Network USA issued certain common stock options to an officer/director. The options were contingent upon future events that never occurred resulting in expiration of the options.

In addition, in April 2002 Network USA issued Richard Church a put option which would require Network USA to repurchase 722,222 of common stock at $.18 per share. The initial put date is if Network USA loses eligibility for trading on the OTC Bulletin Board between April 1, 2002 and December 31, 2003. The final put date is December 31, 2005.





CERTIFICATIONS

      Richard J. Church and Michael L. Mead  certify that:

1.    I   have   reviewed   this  annual  report  on  Form  10-KSB  of  Network
USA, Inc.


2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 29, 2003                  /s/  Richard J. Church
                                      ---------------------
                                      Richard J. Church, President and Treasure



                  		     /s/  Michael L. Mead
                                      ---------------------
                                      Michael L. Mead, CFO and Secretary



              See accompanying summary of accounting policies
                     and notes to financial statements.

                                                               Exhibit A

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT
				OF 2002

                      In connection with the Annual Report of Netowrk USA, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

   Date: July 29, 2003                  /s/  Richard J. Church
                                         ---------------------
                                         Richard J. Church, President and
						            Treasurer

   		                        /s/  Michael L. Mead
                                         -------------------------
		                         Michael L. Mead, CFO and
							  Secretary






              See accompanying summary of accounting policies
                     and notes to financial statements.