Form 10QSB
period 2003-07-31
NETWORK USA INC
filed 2003-09-15
CIK 806592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.


              FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2003


[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

                        COMMISSION FILE NUMBER: 33-10456

                                NETWORK USA, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                76-0192477
       --------------------------------               ---------------
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION                IDENTIFICATION NO.)


   6720 SANDS POINT, SUITE 204, HOUSTON, TEXAS             77074
  ------------------------------------------              -------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICER)              (ZIP CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


THE NUMBER OF SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF JULY 31, 2003: 1,915,378 SHARES


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   YES [ ] NO [X]

                                NETWORK USA, INC
                                  BALANCE SHEET


                                   ASSETS                                          July 31,              April 30,
                                                                                     2003                   2003
                                                                              -------------------    -------------------
                                                                                     (Unaudited)
Current assets
  Cash                                                                        $            2,627     $           22,596
  Advance to stockholder                                                                   3,000                      -
  Investments in marketable securities                                                    98,502                 71,627
                                                                              ------------------     ------------------
    Total current assets                                                      $          104,129     $           94,223
                                                                              ==================     ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                            $               20     $               20

    Total current liabilities                                                                 20                     20
                                                                              ------------------     ------------------


STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                               -                      -
  Common stock, $.01 par value, 5,555,555 shares
    authorized, 1,915,378 shares issued and outstanding
    (722,222 shares are puttable)                                                         19,153                 19,153
  Additional paid-in capital                                                             208,197                208,197
  Accumulated deficit                                                                   (123,241)              (133,147)
                                                                              ------------------     ------------------
    Total Stockholders' Deficit                                                          104,109                 94,203
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $          104,129     $           94,223
                                                                              ==================     ==================

                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS
                    Three Months Ended July 31, 2003 and 2002
                                   (Unaudited)


                                                                                     2003                 2002
                                                                                ---------------     ---------------
General and administrative expense                                              $         9,864     $            45

Other income (expense):
  Realized gains on marketable securities                                                34,022                   -
  Unrealized loss on marketable securities                                              (14,252)                  -
                                                                                ---------------     ---------------
Total other income (expense)                                                             19,770                   -
                                                                                ---------------     ---------------

Net income (loss)                                                               $         9,906     $           (45)
                                                                                ===============     ===============

Net loss per share:
  Basic and diluted                                                             $         0.01      $        (0.00)
                                                                                ==============      ==============

Weighted average shares outstanding:
  Basic and diluted                                                                   1,915,378           1,915,378
                                                                                ===============     ===============

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS
                    Three Months Ended July 31, 2003 and 2002
                                   (Unaudited)



                                                                                     2003                2002
                                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $         9,906     $           (45)

Adjustments to reconcile net loss to cash used in operating activities:
  Unrealized loss on marketable securities                                               14,252                   -
  Realized gain on marketable securities                                                (34,022)                  -
                                                                                ---------------     ---------------
  NET CASH USED IN OPERATING ACTIVITIES                                                  (9,864)                (45)
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities                                                    (123,979)                  -
Proceeds from sale of marketable securities                                             116,874                   -
                                                                                ---------------     ---------------
  NET CASH FROM INVESTING ACTIVITIES                                                     (7,105)                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to stockholder                                                                   (3,000)                  -
Advance from stockholder                                                                      -                  45
                                                                                ---------------     ---------------
  NET CASH FROM FINANCING ACTIVITIES                                                     (3,000)                 45


NET DECREASE IN CASH                                                                    (19,969)                  -
Cash, beg. of period                                                                     22,596                   -
                                                                                ---------------     ---------------
Cash, end of period                                                             $         2,627     $             -
                                                                                ===============     ===============

Supplemental information:
  Income taxes paid                                                             $             -     $             -
  Interest paid                                                                 $             -     $             -

                                NETWORK USA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Network USA, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended April 30, 2003, as reported in the 10-KSB, have been omitted.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     This Management's Discussion and Analysis as of July 31, 2003 and for the three-month period ended July 31, 2003 and 2002 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

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

     The Company has engaged in any minimal operations since approximately 1988. During the quarterly period covered by this quarterly report, the Company received minimal revenue and had minimal expenses.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Events.

The Company entered into a letter of intent with Global TV, Inc. regarding a proposed merger ("Merger") of Global TV with and into a newly-formed subsidiary of the Company in a transaction in which management of the Company would change. The Company's management has been advised that Global TV is engaged in the wireless and broadband video-on-demand business.

The letter of intent provides for the issuance of shares of the Company's common stock in connection with the Merger that will constitute approximately 94.5% of the outstanding the Company shares after the Merger. The letter of intent provides for the resignation of Richard J. Church and Michael L. Mead from the Company's Board of Directors and the election of Antonio Mellone and Carlos
Pichardo as their successors. Messrs. Church and Mead will be retained by the Company to provide consulting services for a limited time after the completion of the Merger. The letter of intent is subject to a number of conditions, including, without limitation, that a definitive agreement regarding the Merger be executed, that the Boards of Directors (and, to the extent required by applicable law, stockholders) of the Company and Global TV approve the Merger, that each party shall be satisfied with its due diligence review of the other party, and that the proposed issuance of the shares of the Company's common stock be exempt from all applicable securities offering registration requirements. There can be no assurance that the Merger will be completed and that the Company will thus acquire the business of Global TV.

Like any acquisition, the acquisition of the business of Global TV could expose the Company to numerous risks. Such risks include potential unknown liabilities of Global TV and additional expenses associated with amortization of acquired intangible assets. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with the acquisition of the business of Global TV. As a result, the acquisition of the business of Global TV may materially and adversely affect the Company. Moreover, there can be no assurance that the business of Global TV will prove profitable or successful for the Company. In addition, the Company's stockholders are not by law required to have an opportunity to approve or disapprove the Merger and the acquisition of the business of Global TV, and management does not expect to make any such opportunity available to the Company's stockholders on its own volition. Accordingly, the Company's stockholders must rely completely on the discretion of the Company's management in all matters pertaining to the Merger and the acquisition of the business of Global TV. Moreover, because of the nature of the Merger and the acquisition of the business of Global TV, there can be no assurance that we would enforce a claim against Global TV or any related person arising out of the Merger and the acquisition of the business of Global TV.

Plan  of  Operation.

     On April 30, 2002, the Company's changed the focus of its business to consider and make real estate investments. If the Merger is not consummated for any reason, the Company intends to continue this activity as its primary business. The Company expects that, if the Merger is consummate, then the business acquired in connection with the Merger will become the Company's primary business, although real estate activities will be continued in some form. The Company's real estate focus combines the real estate, finance and security, knowledge and experience of the Company's two (2) directors and primary shareholders. The Company would continue operation in Houston, Texas where each director has 20+ years of business experience and where Rick Church has been a partner in a real estate brokerage firm since 1986. The combined disciplines and licenses (Mr. Church-real estate and Mr. Mead-securities) would offer the Company a symmetry that may facilitate the ability to acquire and develop attractive properties for investment.

     As the Company is in the early stages of developing and implementing its new business plan and because the usual uncertainties regarding the consummation of any acquisition such as one akin to the Merger, the Company does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive a ny such commitments. The Company will be dependent on best-efforts sources of financing for the near future.

     The Company's level of new business operations will be dependent on the amount of funds it is able to raise or borrow. Due to the low monthly operating expenditure currently incurred, the Company believes it can continue to operate the Company for approximately 2 years at its present level. However, as the Company begins to pursue increased business activity, it expects its monthly operating expenses to substantially increase.

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


EXHIBIT  NO.        IDENTIFICATION  OF  EXHIBIT

Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 3.2 Bylaws of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 10.1        Letter of Intent  between  the  Company  and Global TV, Inc.
                    regarding a proposed merger

Exhibit 27.1        Financial Data Schedule

Exhibit 99.1 Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) There were no reports filed on Form 8-K during the quarter ended July 31, 2003.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Network  USA,  Inc.

Date:  09-12-03                   By: /S/ Richard J. Church
       --------                   --------------------------------------------
                                  Richard J. Church, Director and CEO
                                  (Principal Executive Officer)

Date:  09-12-03                   By: /S/ Michael L. Mead
       --------                   --------------------------------------------
                                  Michael L. Mead, Director and CFO
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

CERTIFICATIONS

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

September 12, 2003

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


September 12, 2003

/s/Michael L. Mead
-------------------
Michael L. Mead
Chief Financial Officer