Form 10QSB
period 2003-10-31
NETWORK USA INC
filed 2003-12-12
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.


              For the quarterly period ended: October 31, 2003


[ ] Transition  report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934 For the transition period from ________ to _________

                        Commission file number: 33-10456

                                NETWORK USA, INC.

        (Exact name of small business issuer as specified in its charter)

                   Nevada                                56-2416925
       --------------------------------               ---------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                identification No.)


   6720 Sands Point, Suite 204, Houston, Texas             77074
  ------------------------------------------              -------
   (Address of principal executive officer)              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock, $0.01 par value, outstanding as of October 31, 2003: 1,915,378 shares


Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                                NETWORK USA, INC
                                  BALANCE SHEET


                                   ASSETS                                        October 31,             April 30,
                                                                                     2003                   2003
                                                                              -------------------    -------------------
                                                                                     (Unaudited)
Current assets
  Cash                                                                        $          119,936     $           22,596
  Advance to stockholder                                                                   3,000                      -
  Investments in marketable securities                                                         -                 71,627
                                                                              ------------------     ------------------
    Total current assets                                                      $          122,936     $           94,223
                                                                              ==================     ==================

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                            $               20     $               20
  Accrued expense                                                                         25,000                      -
                                                                              ------------------     ------------------
    Total current liabilities                                                             25,020                     20
                                                                              ------------------     ------------------


STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                                               -                      -
  Common stock, $.01 par value, 5,555,555 shares
    authorized, 1,915,378 shares issued and outstanding
    (722,222 shares are puttable)                                                         19,153                 19,153
  Additional paid-in capital                                                             208,197                208,197
  Accumulated deficit                                                                   (129,434)              (133,147)
                                                                              ------------------     ------------------
    Total Stockholders' Deficit                                                           97,916                 94,203
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $          122,936     $           94,223
                                                                              ==================     ==================

                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS
              Three and Six Months Ended October 31, 2003 and 2002
                                   (Unaudited)

                                                           Three month Ended                         Six month Ended
                                                              October 31,                              October 31,
                                                 --------------------------------------    ------------------------------------
                                                      2003                 2002                  2003                 2002
                                                 ----------------    ------------------    ------------------    --------------
General and administrative expense               $        18,313     $         2,201       $        28,177       $       3,532

Other income:
  Realized gains on marketable securities                 12,249                   -                31,890                   -
                                                 ---------------     ---------------       ---------------       -------------

Net income (loss)                                $        (6,064)    $        (2,201)      $         3,713       $      (3,532)
                                                 ===============     ===============       ===============       =============

Net loss per share:
  Basic and diluted                              $         0.00      $         0.00        $        (0.00)       $       (0.00)
                                                 ==============      ==============        ==============        ==============

Weighted average shares outstanding:
  Basic and diluted                                    1,915,378           1,181,667             1,915,378           1,181,667
                                                 ===============     ===============       ===============       =============

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS
                  Three Months Ended October 31, 2003 and 2002
                                   (Unaudited)



                                                                                     2003                2002
                                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $         3,713     $        (9,782)

Adjustments to reconcile net loss to cash used in operating activities:
  Stock issued for services                                                                   -               1,000
  Unrealized loss on marketable securities                                                    -                   -
  Realized gain on marketable securities                                                (31,890)                  -
Changes in assets and liabilities:
  Accounts payable                                                                            -               4,700
                                                                                ---------------     ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (28,177)             (4,082)
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate investment                                                -             120,000
  Investment in marketable securities                                                  (139,757)            (95,000)
  Proceeds from sale of marketable securities                                           268,396                   -
                                                                                ---------------     ---------------
NET CASH FROM INVESTING ACTIVITIES                                                      128,639              25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to stockholder                                                                  (3,000)                  -
Advance from stockholder                                                                      -             (17,310)
                                                                                ---------------     ----------------
NET CASH FROM FINANCING ACTIVITIES                                                       (3,000)            (17,310)


NET CHANGE IN CASH                                                                       97,462               3,608
Cash, beg. of period                                                                     22,596                   -
                                                                                ---------------     ---------------
Cash, end of period                                                             $       120,058     $         3,608
                                                                                ===============     ===============

Supplemental information:
  Income taxes paid                                                             $             -     $             -
  Interest paid                                                                 $             -     $             -

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

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This Management's Discussion and Analysis as of October 31, 2003 and for the three-month period ended October 31, 2003 and 2002 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended; including,without limitation, statements concerning the Company's commencement of a new business plan, and its ability to raise funds in connection with such plan. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in the Company's other SEC filings, including those in the annual report on Form 10-KSB for the year ended April 30, 2000. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     The Company has engaged in only minimal operations since approximately 1988. During the quarterly period covered by this quarterly report, the Company received no real estate revenue but generated $12,249 gains on marketable securities.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Events.

On November 24, 2003 the Company ended its negotiations with Global TV, Inc. regarding a proposed merger ("Merger") of Global TV with the Company.

Plan  of  Operation.

     On April 30, 2002, the Company's changed the focus of its business to consider and make real estate investments. The Company intends to continue this activity as its primary business. Management is also presently reviewing business merger opportunities. The Company's real estate focus combines the real estate, finance and security, knowledge and experience of the Company's two (2) directors and primary shareholders. The Company would continue operation in Houston, Texas where each director has 20+ years of business experience and where Rick Church has been a partner in a real estate brokerage firm since The combined disciplines and licenses (Mr. Church-real estate and Mr. Mead-securities) would offer the Company a symmetry that may facilitate the ability to acquire and develop attractive properties for investment.

         As the Company is in the early stages of developing and implementing its new business plan the Company does not know what level of funding will be required to execute such plan. The Company intends to raise additional funding to execute its business plan, although it has no present commitments for capital and there is no assurance that it will receive any such commitments. The Company will be dependent on best-efforts sources of financing for the near future.

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

Item 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

EXHIBIT  NO.      IDENTIFICATION  OF  EXHIBIT

Exhibit 3.1 Articles of Incorporation of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 3.2 Bylaws of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 4.1 Common Stock Certificate of Network USA, Inc. (previously filed on Form 10-KSB for the year ended April 30, 2000)

Exhibit 27.1      Financial  Data  Schedule

31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01 Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) There were no reports filed on Form 8-K during the quarter ended October 31, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Network  USA,  Inc.

Date:  12-10 -03                  By: /S/ Richard J. Church
       ---------                  --------------------------------------------
                                  Richard J. Church, Director , CEO and CFO
                                  (Principal  Executive  Officer,  Principal
                                  Financial Officer and Principal  Accounting
                                  Officer)