Form 10QSB
period 2004-01-31
NETWORK USA INC
filed 2004-03-15
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.


              For the quarterly period ended: January 31, 2004


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No ___

The number of shares of common stock, $0.01 par value, outstanding as of January 31, 2004: 1,915,378 shares

Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_

                                NETWORK USA, INC
                                  BALANCE SHEET

                                   ASSETS                     January 31,     April 30,
                                                                 2004            2003
                                                              ---------       ---------
                                                             (Unaudited)
Current assets
  Cash                                                        $ 103,716       $  22,596
  Advance to stockholder                                          3,000              --
  Investments in marketable securities                               --          71,627
                                                              ---------       ---------
    Total current assets                                      $ 106,716       $  94,223
                                                              =========       =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                            $      --       $      20
  Accrued expense                                                    --              --
                                                              ---------       ---------
    Total current liabilities                                        --              20
                                                              ---------       ---------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                     --              --
  Common stock, $.01 par value, 5,555,555 shares
    authorized, 1,915,378 shares issued and outstanding
    (722,222 shares are puttable)                                19,153          19,153
  Additional paid-in capital                                    208,197         208,197
  Accumulated deficit                                          (125,634)       (133,147)
                                                              ---------       ---------
    Total Stockholders' Deficit                               $ 106,716       $  94,203
                                                              ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 106,716       $  94,223
                                                              =========       =========

                                NETWORK USA, INC.
                            STATEMENTS OF OPERATIONS
              Three and Nine Months Ended January 31, 2004 and 2003
                                   (Unaudited)

                                                            Three month Ended                Nine month Ended
                                                               January 31,                     January 31,
                                                      --------------------------       ---------------------------
                                                         2004            2003             2004             2003
                                                      ----------      ----------       ----------       ----------
General and administrative expense                        16,368           8,959           44,545           18,741

Other income:
  Dividend income                                             --             600               --              600
  Gain on failed transaction                              25,000              --           25,000               --
  Realized gain (loss) on marketable securities               --              --           46,271               --
  Unrealized gains on marketable securities                   --          (9,900)         (14,252)          (9,900)
                                                      ----------      ----------       ----------       ----------

Net income (loss)                                          8,632         (18,259)          12,474          (28,041)
                                                      ==========      ==========       ==========       ==========

Net loss per share:
  Basic and diluted                                   $       --      $    (0.01)      $     0.01       $    (0.01)
                                                      ==========      ==========       ==========       ==========

Weighted average shares outstanding:
  Basic and diluted                                    1,915,378       1,915,000        1,915,378        1,915,000
                                                      ==========      ==========       ==========       ==========

                                NETWORK USA, INC.
                            STATEMENTS OF CASH FLOWS
                   Nine Months Ended January 31, 2004 and 2003
                                   (Unaudited)

                                                       2004            2003
                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      12,474       $ (28,041)

Adjustments to reconcile net loss to
  cash used in operating activities:
  Stock issued for services                                --           1,000
  Unrealized loss on marketable securities                 --           9,900
  Realized gain on marketable securities              (31,890)             --
Changes in assets and liabilities:
  Accounts payable                                        (20)          1,121
                                                    ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                 (19,436)        (16,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate investment        120,000
  Investment in fine art                               (2,243)
  Investment in marketable securities                (139,757)        (95,600)
  Proceeds from sale of marketable securities         243,313          16,000
                                                    ---------       ---------
NET CASH FROM INVESTING ACTIVITIES                    103,556          38,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to stockholder                                 (3,000)
Payable to stockholder                                     --         (17,310)
                                                    ---------       ---------
NET CASH FROM FINANCING ACTIVITIES                     (3,000)        (17,310)


NET CHANGE IN CASH                                     81,120           4,827
Cash, beg. of period                                   22,596              --
                                                    ---------       ---------
Cash, end of period                                   103,716       $   4,827
                                                    =========       =========

Supplemental information:
  Income taxes paid                                 $      --       $      --
  Interest paid                                     $      --       $      --

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

NOTE 2 - FAILED TRANSACTION GAIN

During fiscal 2004, Network USA entered into an agreement and plan of merger with a private company. The private company provided a $25,000 non-refundable deposit. The transaction did not close, therefore, Network USA recorded the gain as other income during the quarter ended January 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     This Management's Discussion and Analysis as of January 31, 2004 and for the three-month period ended Jamuary 31, 2004 and 2003 should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this report.

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

     The Company has engaged in only minimal operations since approximately 1988. During the quarterly period covered by this quarterly report, the Company received no real estate revenue.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operation.

     On April 30, 2002, the Company's changed the focus of its business to consider and make real estate investments. The Company intends to continue this activity as its primary business. Management is also presently reviewing business merger opportunities in other areas as well. The Company's real estate focus combines the real estate, finance and security, knowledge and experience of the Company's two (2) directors and primary shareholders. The Company would continue operation in Houston, Texas where each director has 20+ years of business experience and where Rick Church has been a partner in a real estate brokerage firm since 1986. The combined disciplines and licenses (Mr. Church-real estate and Mr. Mead-securities) would offer the Company a symmetry that may facilitate the ability to acquire and develop attractive properties for investment.

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

(b) There were no reports filed on Form 8-K during the quarter ended January 31, 2004.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Network  USA,  Inc.

Date:  03-11-04                   By: /S/ Richard J. Church
       --------                   --------------------------------------------
                                  Richard J. Church, Director , CEO and CFO
                                  (Principal Executive Officer,
                                  Principal Financial Officer and Principal
                                  Accounting Officer )