Form 10KSB
period 2004-04-30
NETWORK USA INC
filed 2004-09-03
CIK 806592

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 033-10456

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
                          (Formerly Network USA, Inc.)
                 (Name of small business issuer in its charter)



            Nevada                                     56-2416925
--------------------------------        -------------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


6 Youpeng Road, Qufu, Shandong, China                             273100
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number   (86)537-4424999
                          -----------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered

       None                                         Not Applicable
 ------------------------            -----------------------------------------
  (Title of each class)

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                                      None
                           ---------------------------
                                (Title of class)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           State issuer's revenues for its most recent fiscal period. $ 10,887,670 for the fiscal year ended April 30, 2004.

           State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Sunwin's common stock on August 31, 2004 is approximately $7,051,000.

           State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of July 31, 2004, 34,557,276 shares of common stock are issued and outstanding.

Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                              ----     -----

           When used in this annual report, the terms "Sunwin," "we," and "us" refers to Sunwin International Neutraceuticals, Inc. a Nevada corporation, and its subsidiary, Sunwin Tech Group, Inc., a Florida corporation ("Sunwin Tech") and its majority owned subsidiary Qufu Natural Green Engineering Company, Limited ("Qufu").

           All per share information contained in this annual report gives pro forma effect to the one for nine reverse split of our common stock effective March 3, 2003 and the six for one forward stock split of our common stock effective July 27, 2004.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

           Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business solely within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                                     PART I

ITEM 1.               DESCRIPTION OF BUSINESS.

         We are engaged in the areas of essential traditional Chinese medicine, 100% organic herbal medicine, nutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients. We sell herbs, beet sugar and veterinary products in the People's Republic of China (PRC or China). As an industry leader in agricultural processing, we have built an integrated global firm with the sourcing and production capabilities to meet the needs of consumers throughout the world. We believe that our company is a pioneer in the production of essential traditional Chinese medicine, 100% organic herbal medicine, neutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients. We also make such value-added products as specialty veterinary food ingredients and specialty feed ingredients. The Sunwin family works closely with consumers to provide a quality, value, and a hybrid mix of agricultural products and services that meet growing demand.

         In 2002, we were recognized by the China central government as one of the first 2,000 state-level innovative high-tech pioneer businesses. In 2002, we were awarded as one of 2002 state-level biological product manufacturers. In 2003, we were ranked as one of the top 50 companies of China Animal Related Health Care Product Pharmaceutical Industry in terms of sales by the Ministry of Agriculture of China. In 2003, we received the award of Shandong Top Ten Innovative, High-Tech Businesses by the Province Government of Shandong.

         Our products fall within three principal categories, stevioside, a natural sweetener made from beet sugar, Chinese herbs and various veterinary medicines.

Stevioside - a natural sweetener

         We manufacture and sell stevioside, a natural sweetener that is extracted from the leaves of the Stevia rebaudiana plant, as a food additive which is used in various products such as beverages, pastries, dairy products, candies, confections, and medicinal products. Stevioside is estimated to be approximately 200 to 300 times sweeter than general sucrose, but it has only 1/300th of the calories and it is often referred to as the third generation of natural low calorie sweeteners. Stevioside is produced from the leaves of the Stevia rebaudiana plant, which originally grew in Paraguay and Brazil, and was successfully introduced to China in the 1970's. China is presently the largest domestic producer of Stevia rebaudiana, and the primary producer and exporter of stevioside worldwide. The current price of stevioside ranges from $25,000 to $40,000 per ton. In 2002, our stevioside production reached 200 tons, accounting for 16% of the global production. The worldwide demand for healthy sugar is rising, and we estimated that the demand for stevioside in recent years is increasing at a rate of 15% to 20% every year. In 2002, worldwide demand for stevioside exceeded 1,200 tons and China supplied more than 1,000 tons, accounting for 80% of worldwide consumption of stevioside. In 2003, as a result of the overall economic decline in China due in part to the SARS outbreak, our production and sales of stevioside decreased to 176 tons, however, during the first six months of 2004 the production has recovered to the approximate sales levels of 2002.

         Stevioside has a steady PH parameter and a highly heatproof character. Stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives (GB2760). Stevioside is also regarded as a legal food additive in Japan, Korea, Thailand, Malaysia, India and other Southeast Asia countries. The U.S. Food and Drug Administration approved stevioside as a dietary additive in 1995, as did the European Union, referring to the standard of FDA.

         We use the traditional extraction technology to produce stevioside. Our stevioside extract is of the highest quality, and has passed quality inspections from the Canada Agriculture Research Committee and Japan's National Health Joint Committee.

Medicinal Products

         Modern medical science is experiencing a change from biological research to biological-psychological-social research with traditional medical science playing a more important role than ever. Many modern chemical medicines contain high toxicities and present numerous side-effects. Purely chemical medicines are difficult, time consuming and expensive to develop. We believe that natural Chinese traditional medicines represent advantages over chemical medicines and that the process of combining herbal extraction and chemical medicines is becoming a popular alternative, following the current trends of "natural" and "green" products in a variety of industries.

         In international medicine markets, natural medicines occupy 30% of the market share, with sales of USD $27 billion in 2002. According to the Journal of Chinese Traditional Medicines, from 1994 to1997, sales of herbal medicines in the U.S. rose from USD $5 billion to USD $12 billion, increasing at an annual rate of over 30%. In 1994, retail sales of traditional Chinese medicines in the European Union reached USD $6 billion, increasing at an annual rate of 10%. In 1993, retail sales in Japan reached USD $30.2 billion with an annual increase of over 15%. The main raw materials in traditional Chinese medicines preparation are herbal extracts, including but not limited to Chinese Traditional Medicine Extracts, which can be applied to nutrients, supplements and cosmetics. From 1997 to 2003, retail sales of traditional Chinese medicines in the European Union, Japan and the United States reached approximately USD $23 billion, USD $67 billion and USD $45 billion, respectively. Herbal extracts are the key ingredient in the market of natural medicinal tonics, and we believe that they have a strong potential for growth in the foreseeable future.

         In 1999, extract exports from China reached 9,937 tons and grew to 22,304 tons in 2003 with an annual growth rate of over 31%. According to statistics, the annual export revenue of Chinese traditional medicine extracts is around USD $100 million in 1999 which increased to USD $305 million in 2004, with a sharply increasing rate to the percentage of total Chinese traditional medicine exports. In 1998 and 1999, exports for Chinese traditional patent medicines represented 16.3% and 15.4%, respectively, of the total medicinal exports, which was lower than the percentage of Chinese traditional medicine extracts exports. From 2000 to 2003 exports for Chinese traditional medicines represented 18.3% and 19.0%, respectively, of the total medicinal exports. Chinese traditional medicine extracts are exported to the U.S., Asia and the European Union, with the U.S. and Japan representing the principle markets of Chinese traditional medicine extracts.

         There are over 400 different types of Chinese traditional medicine extracts which can be divided into the following three categories:

      *        single Chinese traditional medicine extracts,
      *        compound Chinese traditional medicine extracts, and
      * purified extracts, including active parts and monomer compounds such as soy isoflavone.

The following formula extracts and single extracts are our main products.

Formula Extracts

---------------------------------- ----------------------------------------- ---------------------------------------
Name                               Functions                                 Standard
---------------------------------- ----------------------------------------- ---------------------------------------
Houzhifuxing                       Cure birds chronic respiratory canal      "Shandong  veterinary products quality
(Manhuling)                        diseases caused by  Mycoplasma             standard "  (Edition 2002)
                                   gallisepticum  and  Infectious bronchus
                                   virus
---------------------------------- ----------------------------------------- ---------------------------------------
Jingchongfuxing                    Cure livestock and birds diseases caused   "Shandong  veterinary products quality
(Yuanchongjing)                    by Plasmodium.  Have  special effects to   standard "  (Edition 2002)
                                   coccidiosis in chicken and rabbit, and
                                   Leucocytozoonosis in chickens
---------------------------------- ----------------------------------------- ---------------------------------------
Sihuangchangyanjing                Cure coliform diseases in chicken, or      "Shandong  veterinary products quality
(Dachangganjunjing)                various diarrheas                          standard "  (Edition 2002)
---------------------------------- ----------------------------------------- ---------------------------------------
Mieduwei                           Cure bird flu in chicken,chronic  ND,      "Shandong  veterinary products quality
(Bingduwei)                        bronchitis                                  standard "  (Edition 2002)
---------------------------------- ----------------------------------------- ---------------------------------------
Nangyanjing                        Cure IBD caused by IBDV and Infectious     (The Chinese Veterinary Pharmaceutical
(Qibusan)                          Laryngotracheitis                          Codex) (Edition 2000)
---------------------------------- ----------------------------------------- ---------------------------------------
Shuanghuanglian                    Cure ND, Infectious Bronchitis and         (The Chinese Veterinary Pharmaceutical
                                   Infectious Laryngotracheitis               Codex) (Edition 2000)
---------------------------------- ----------------------------------------- ---------------------------------------
Yujianbao                          Cure fish enteritis, fester branchi and    "Shandong  veterinary products quality
                                   haemorrhagic putrescence                    standard " (Edition 2002)
---------------------------------- ----------------------------------------- ---------------------------------------
Cuyunfuxing                        Cure ovary quiescence and Persistent       (The Chinese Veterinary Pharmaceutical
(Cuyunguanzhuye)                   Corpus Luteum sterility                    Codex) (Edition 2000)
---------------------------------- ----------------------------------------- ---------------------------------------
Qingwenbaiduling                   Cure chicken, duck and goose roup, IBD,    "Shandong  veterinary products quality
                                   various diarrheas, bird cholera, bird flu   standard " (Edition 2002)
---------------------------------- ----------------------------------------- ---------------------------------------
Zhiyuanba                          Cure Infectious Bronchitis and Infectious  "Shandong  veterinary products quality
                                   Laryngotracheitis caused by Mycoplasma      standard "  (Edition 2002)
---------------------------------- ----------------------------------------- ---------------------------------------
Danjibao                           Expend egg-laying fastigium, decrease      "Shandong  veterinary products quality
                                   freakish eggs quantity, improve eggs       standard "  (Edition 2002)
                                   quality
---------------------------------- ----------------------------------------- ---------------------------------------


         Currently several pharmaceutical companies located in Japan, the U.S. and Canada import Radix ophiopogonist as a raw material from China to extract the ophiopogonin and polysaccharide, which are in turn used to produce medicines for the treatment of blood vessel disease and liver disease. The demand for this product in international markets reached approximately 400 tons in 2003, and we anticipate that it will exceed 500 tons in 2004. In 2003, we sold 10 tons of the raw material which presented a market share of approximately 2.5%. Our principal customers were Three-Nine Medicine Company, Ha'erbin Medicine Group, Shantong Green-Leaf Medicine Company, Henan Zhuilin Zhongsheng Medicine Company and Dezhou Tianqi Medicine Company.

Veterinary Medicines

         Veterinary medicines are our traditional business. In recent years, with the increase on the export of meat products and the improvement of our living standards, the production and sale of natural additives and feeds containing no drug-fast medicine has increased year by year. Our principal products include veterinary medicine (Chinese traditional medicine and Western medicine), feed additives, feeds and disinfectors. These products are sold to 28 provinces of China.

         The animal feed industry began in the PRC in the 1970s. According to the Journal of Chinese Veterinary Medicine, until 2002, the production had exceeded 68 million tons. Historically, antibiotics were added to animal feed in an effort to produce healthier animals. However, scientists now believe that this practice can produce some unforeseen and unwanted effects. Some studies indicate that the antibiotics and chemical compound medicines that are contained in feeds will accumulate in the animal body, and can possibly cause harm to human beings. Penicillin, streptomycin and sulfanilamide medicines often emit allergic and abnormal reactions; aureomycin can lead to allergic reactions; chloromycetin can arouse anti-regenerating anemia, hemoblast reducing, and liver damnification; olaquindox can cause abnormal gene development; and furazolidone can create cancerous cells in animal organisms.

         Scientists also believe that incorporating antibiotics into animal feeds could, over a long period of time, convert some bacteria into antibiotic resistant bacteria. Under this assumption, these antibiotic resistant bacteria then spread the antibiotic resistant genes to other sensitive bacteria, generating the resistance to some medicines which then inhibit or prevent the cure of certain diseases that originally could be prevented and cured by such medicines.

         The use and/or abuse of antibiotics has effected countries around the world. For example, in Belgium, France, Germany and Holland, dioxins polluted the feeds and in turn caused damage to the livestock population. The recent outbreak of bovine spongiform encephalopathy (BSE or Mad Cow disease) in Britain not only decimated the British livestock markets but had a worldwide effect on beef production. It was reasoned that a certain population of virus in these cows might have developed a drug-resistant strain. In recent years, many countries have regulated the use of antibiotics additives through legislation. In the middle of the 1970's, the European Economic Council adopted regulations prohibiting the use of penicillin and acheomycin as feed additives. In 1977, U.S. Food and Drug Administration limited using bacteriophage as the feed additive and regulated the zinc-bacitracin as the special feed additive for the livestock and birds. Since olaquindox, furazolidone and chloromycetin were forbidden as applications on edible animals in the European Union , the European Union began to forbid four antibiotics including zinc-bacitracin and tylosin to use in feeds at the end of 1998.

         Animal feed additives based upon Chinese traditional medicine are increasingly being regarded as desirable as they lack the drawbacks of chemical compounds, even though these Chinese traditional medicines may not be as potent as chemical compounds in terms of stimulating growth of livestock. Many Chinese traditional medicines have double functions of nourishment and medicament, which not only accelerate the sucrose metabolism of the organism and synthesis of the protein and enzyme, but also increase the efficiency of the antibody and the growth of the sex gland. The health growth of the sex gland would in turn enhance muscular system development. The Chinese traditional medicines have the effect of sterilizing and resisting the bacteria and adjusting the organism immunity function. As a result of these benefits, many countries are developing and researching the natural Chinese traditional medicine feed additives.

         Compared with antibiotics and chemical compounds feed additives, the natural Chinese traditional medicine feed additives have the following advantages:

  o non-diathesis antibacterial function which can not only sterilize and resist bacteria, but also adjust organism immunity function;
  o  no or little harmful remains;
  o  pathogenic microbe can not generate the anti-medicine character easily; and
  o  the materials are abundant and can be used locally.

         We sell a plant polysaccharid and flavonoid extraction compound feed additive that is all natural with no side effects and that can be substituted for antibiotics and the chemical compounds which are added in animal feeds. We believe our product provides a number of benefits, including resolving the harmful remains problem of meat, eggs and milk that could be toxic to humans, efficiently reducing the content of the fat and cholesterol, improving the taste of livestock and birds and producing safe and healthy animal foods.

         Some of the features of our polysaccharid and flavonoid extraction compound are:

o Substitute the antibiotics and chemical compounds which reduce the levels of medicines which are present in the remains of the livestock and birds products.

o        Improves growth and improve the disease-resistance of the animal.

o Balance the micro-circumstance of the animal intestines which in turn prevents or aids in the resistance to diseases. The plant Oligosaccharide which is contained in our product can greatly promote the multiplication of the lactobacilli and bifidus and adjust the PH parameter in intestines. Large molecules biologic active substances such as plant alkaloid can restrain the growth of the pathogeny in intestines and prevent the occurrence of intestines deceases effectively.

o Increase anti-stimulation response ability. It can relax the anti-stimulation action caused by high temperature and high density in breeding and can stabilize the production capability.

o Reduce feeds cost. The product contains plant active substances such as flavonoid, multi-hydroxybenzene, which can restrain the growth of the mildew effectively, have an obvious function of food-luring. and largely increase the amount of food-taking. So it can reduce the dosage of the mildew-proof dose, acidification dose, anti-oxidizer, food-luring dose in the feeds.

         We also sell our brand of CIO2 food disinfector. ClO2, a chemical employed in both industrial and commercial applications, was developed successfully in 1985 by American Baihexing Company. It was regarded as a food disinfector by the European Environmental Protection Unit and the U.S. Environmental Protection Agency and was sanctioned as a food additive by the U.S. Food and Drug Administration. Japan, Australia, and the European countries followed and regarded it as the fourth generation of safe disinfector and food additive that substituted the chlorine serial disinfectors. Due to its good character, it was regarded as the A-grade safe additive by the World Health Organization and was strongly promoted on a global scale.

         China began to expand the use of the ClO2 disinfector at the beginning of the 1990s. In 1992, it was listed in health standard by the National Food Additive Standard Technology Committee of China. On Feb 19, 2004, we attended the meeting about the prevention of the Bird Flu that was held by the Ministry of Agriculture in Beijing. At the meeting, the Ministry of Agriculture sanctioned our new ClO2 disinfector as the commending product on preventing the Bird Flu.

         Our "Sunwin" brand ClO2 disinfector is a steady ClO2 disinfector and can be used directly without activation and dilution. The traditional ClO2 disinfector requires a stability dose to stabilize it after production and needs to be activated and diluted before use. If it is not used in time after activation, the effective substances will be depleted thoroughly in four to six hours. Our product can restrain the chemical activity of the activated ClO2 and can control the ClO2 to release the effective compounds slowly. The product has a storage life of 18 months after dilution. At present, this steady ClO2 disinfector product has been used in a wide variety of disinfectant and sterilization applications including waste and sewage disposal and sterilization of food utensils.

Our Customers

         The primary customers for our stevioside are located in China, Japan, Korea, the U.S., Canada, and Russia and include the following companies:

Domestic:
                  Hangzhou Wahaha Group
                  Jianlibao Group
                  Robust Group
                  Ha'erbin Medicine-making Plant
                  Liuzhou LMZ Co., Ltd.
                  Shantung Health Care Company
                           ------
                  Jiangsu Health Care Company
                          ------
                  Shanghai Sanming Melon Seeds Plant

Foreign Countries:

--------------------------------    ---------------------------  ---------------
Japan:                                Canada:                         Germany:
-------                               --------                       ---------

Japan Stevioside Co., Ltd.            Interal Trade Company      Hongwan-Hanwide
Japan East-ocean Products Co., Ltd.   Cannall Resources Company     Company
Japan FUJI Chemical Company
Japan  Theoretical   Chemistry  Co.,
Ltd.
Japan NICHIMEN Corporation
Japan SHINYEI Corporation, Korea
Huangjin Company
Huitong Company
Jingren Company;

--------------------------------    ---------------------------  ---------------

         We have also established a research and development center in Qufu, Shandong Province, to assist in our efforts to launch new products. Combining scientific research institutes abroad and domestic research, our goal is to expand product lines and offer technological services in coordination with our sales department. We employ a professional technology staff specializing in each production department to coordinate the efforts of our research and development department.

Sales and Marketing

         During the past five years we have developed a sales and marketing network consisting of 500 sales units, including local distributors, which covers most parts of China. We provide training and samples to the sales units, and the sales units are commission based, earning 5% to 20% of sales made by the unit. Internationally, we sell our products in Japan, South Korea, Singapore, Malaysia, the U.S., Canada, Germany and Russia. We primarily rely on sales to local distributors for our international sales who receive commissions based upon the same 5% to 20% structure as our sales units.

Raw Materials - Production/Growing

         Currently, most raw material purchases are from the country's well-known herbal planting bases in the Shangluo Area of Shanxi Province which is located in Qinlin Area and nicknamed the Chinese Traditional Medicine Treasury, as well as the Haozhou Area of Anhui Province and the Anguo Area of Hebei Province, which are the two largest herbal markets of China. We have established an exclusive supply agreement with farmer's owning an aggregate of 770 acres planting base of stevioside redaubina and other herbs in Qufu, Shandong Province, and we have signed exclusive supply and purchase contracts with the farmers to ensure the steady supply of raw materials to our company. These fixed price contracts generally runs from three to 10 years and require us to meet certain minimum purchase requirements annually.

         In China, Shandong province is the main stevioside planting and production base and, to insure the supply of raw material, we have long-term purchase contracts with several large plantations in China covering approximately 460 acres used to grow stevioside redaubina in order to insure the supply of 1,500 tons of the stevia rebaudiana leaves annually. In 2001, we increased our annual productivity of stevioside from 200 tons to 300 tons by utilizing an advanced technology alteration that improves the purity and production of the stevioside.

         Currently several pharmaceutical companies located in Japan, USA and Canada import the raw material of Radix ophiopogonist from China to extract the ophiopogonin and polysaccharide, and in turn produce medicines related to the treatment of blood vessel disease and liver disease. The demand for this product in international markets reached 400 tons in 2003, and will exceed 500 tons in 2004 by estimate. In 2003, the sale of this product by our company was 10 tons and the market share was 2.5%.

Competition

         Currently, the Chinese traditional medicine extract industry in China includes approximately 200 to 300 corporations that produce Chinese traditional medicines and extracts and refined chemical products. These corporations are generally smaller companies with annual revenues less than USD $10 million. The market in China for traditional medicine extracts is extremely competitive. Competitive factors primarily include price and quality. We believe that we are able to effectively compete in our market segment in China based upon the quality of the exclusive planting bases we have under contract and our reputation in the market place. Globally, as demand for our types of products expand we believe that we will be able to effectively compete against similar companies from other countries as a result of the lower costs of doing business in China, in particular the lower labor rates, and China's soil and growing conditions which enable us to produce high quality products.

         However, because the barriers to entry in the market are relatively low and the potential market is large, we expect continued growth in existing competitors and the entrance of new competitors in the future. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.

Intellectual Property

         Our success depends in part on our ability to protect our intellectual property which includes various technologies used to purify the raw materials used in our product We have registered our Shengwang brand name with the Central Government of the PRC. To protect our proprietary rights, we rely generally on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

Government Regulation

         Our business and operations are located in the People's Republic of China. We are subject to local environmental laws related to certification of water release. We are also licensed by the Shandong Province to manufacture veterinary medicine and beet sugar. We are in substantial compliance with all provisions of those licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Shandong Province. In addition, our operations must conform to general governmental regulations and rules for private companies doing business in China.

         PRC legal system

         Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

         Economic Reform Issues

         Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods.

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the RMB, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions (Washington Post, February 26, 2004). It was recently reported that China's government plans to sell shares in state companies worth $380 billion on domestic stock markets to raise money for a national pension system and improve the management of firms. China has also announced plans to sell shares in the biggest state-owned bank, the Industrial & Commercial Bank of China, in 2006. Taken together, the two reports underscore China's continued implementation of its economic reforms.

         China's Accession into the WTO

         On November 11, 2001, China signed an agreement to become a member of the World Trade Organization (WTO), the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies for our clients. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights.

Employees

           As of July 31, 2004, we had 276 employees including 38 managers, 40 technological employees for scientific research and 198 employees for production. None of our employees are covered by a collective bargaining agreement nor is represented by a labor union and we consider our employee relations to be good.

Our History

            We were incorporated in Nevada on August 27, 1987 under the name Network USA, Inc. for the purposes of completing a merger or other business combination with an operating entity. From our inception through April 2002 we did not conduct business. On April 9, 2002, we acquired 20% of One Genesis, Inc., a privately-held Texas real estate corporation, from one of our then principal stockholders in exchange for approximately 4,333,332 shares of our common stock. The shares of One Genesis, Inc. were sold on July 31, 2002 for $120,000 in cash.

            Following this transaction, we continued to direct our efforts towards the investment and development of real estate, initially in the Houston, Texas market and also considered possible transactions in which a privately held business would merge into our company in a transaction in which control of our company would change hands. During fiscal 2003, we entered into a letter of intent with Aerospace Technologies Limited, however, the letter of intent was eventually terminated prior to the closing of any transaction.

         Effective on April 30, 2004, we acquired 100% of the issued and outstanding shares of Sunwin Tech Group, Inc., a newly-formed Florida corporation, ("Sunwin Tech") from its shareholders, in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. Concurrent with the closing of this transaction, our officers and directors resigned and our current officers and directors were appointed to their positions. In connection with the transaction, Sunwin Tech purchased 4,500,000 shares of our common stock owned by our former principal stockholders for $175,000, and, at the closing, Sunwin Tech distributed the 4,500,000 shares to Messrs. Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin immediately prior to the closing. Following the transactions, the former Sunwin Tech shareholders own approximately 68 % of our issued and outstanding capital stock.

         Sunwin Tech owns 80% of Qufu Natural Green Engineering Company, Limited, a PRC company ("Qufu"). Sunwin Tech was organized in January 2004 and before that date did not have any business and operations. Effective February 1, 2004 Sunwin Tech acquired 80% of the capital stock of Qufu from Shandong Shengwang Pharmaceutical in exchange for 32,500,000 shares of Sunwin Tech's common stock. The minority shareholders of Qufu are Shandong Shengwang Pharmaceutical Co., Ltd (17%) and Shandong Shengwang Group (2.5%), companies controlled by Mr. Laiwang Zhang our President and Chairman, and Qufu Veterinary Medicine Company (0.5%), a company controlled by an otherwise unaffiliated third party.

         In July 2004 following the transaction with Sunwin Tech, we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc.

Risk Factors

           An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

We will need to raise additional capital to expand our operations in future periods. If we cannot raise sufficient capital, our ability to implement our business strategies and continue to expand will be at risk.

         We want to build an additional manufacturing line in order to expand our beet sugar production. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $2 million to $3 million. We do not presently have sufficient working capital to fund this project and we will need to raise additional working capital to complete this project. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. If we raise the necessary capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

The management of our company is located in the PRC and we are materially dependent upon advisory services of a U.S. company.

         None of the current members of our management have any experience in U.S. public companies and these individuals are not fluent in English. Following the acquisition of Sunwin Tech in April 2004, we engaged Genesis Technology Group, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected Genesis Technology Group, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include Chinese-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with Genesis Technology Group, Inc. Our contract with that company expires in April 2005. If for any reason Genesis Technology Group, Inc. should fail to provide the contracted services at the anticipated levels and we have not added members to our board of directors with the requisite experience, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

         We are a Chinese company and all of our business and operations are conducted in China. We are a party to certain material contracts, including the planting agreements with the farmers who supply the stevia rebaudiana used in our products and the lease for our principal offices. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot assure you that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of this hypothetical future events could have on our company.

We are materially reliant on revenues from our operations in the PRC. There are significant risks associated with doing business in the PRC which may cause you to lose your entire investment in our company.

         Currently, all of our revenues are derived from sale of herbs, beet sugar and veterinary products to customers in the Peoples Republic of China
(PRC). While our goal is to both expand our operations to countries outside the PRC, in the foreseeable future our growth and success will remain tied to our existing operations in the PRC. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on our financial condition which could result in a significant loss of revenues and liquidity in future periods.

We cannot assure you that the current Chinese policies of economic reform will continue. Because of this uncertainty, there are significant economic risks associated with doing business in China.

         Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

* the Chinese government will continue its pursuit of economic reform policies;
* the economic policies, even if pursued, will be successful;
* economic policies will not be significantly altered from time to time; and
* business operations in China will not become subject to the risk of nationalization.

Even if the Chinese government continues its policies of economic reform, we may be unable to take advantage of these opportunities in a fashion that will provide financial benefit to our company. Our inability to sustain our operations in China at current levels could result in a significant reduction in our revenues which would result in escalating losses and liquidity concerns

         China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Given our material reliance on our operations in the PRC, any failure on our part to continue to take advance of the growth in the Chinese economy will have a materially adverse effect on our results of operations and liquidity in future periods.

We are subject to risks associated with the conversion of Chinese RMB into U.S. dollars.

           We generate revenue and incur expenses and liabilities in both Chinese renminbi (RMB) and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. Our results of operations and financial condition may be affected by changes in the value of Chinese RMB and other currencies in which are earnings and obligations are denominated.

We may not have sufficient protection of certain of our intellectual property.

         We utilize certain technologies in the purification of raw material which are used in our products which are proprietary in nature. To protect our proprietary rights, we rely generally on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. The unauthorized use of this proprietary information by third parties could adversely affect our business and operations as well as any competitive advantage we may have in our market segment. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

Our common stock is currently quoted on the OTCBB, but trading in our stock is limited.

           The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

           Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

           In addition, our articles of incorporation authorize the issuance of up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which no shares are currently outstanding. Our Board of Directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely affect its liquidity.

           If the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

           SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 2.               DESCRIPTION OF PROPERTY.

         Our executive offices are located at 6 Youpeng Road, Qufu, Shandong, China. We lease approximately 1,500,000 square feet of commercial office and manufacturing space, which includes approximately 65,000 square feet of office space, approximately 160,000 square feet for production and approximately 140,000 square feet devoted to a comprehensive testing building, from an unaffiliated third party under a lease expiring in August 2012. Our annual rent is USD $22,000, with each year payable in advance. We believe that these facilities are sufficient for our current needs.

ITEM 3.               LEGAL PROCEEDINGS.

           We are not a party to any pending legal proceeding.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           Our common stock has been quoted on the OTCBB since November 13, 2002, originally under the symbol NUSA which was changed to SUWN on July 28, 2004 following the name change of our company. The trading in our common stock is extremely limited. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                                                     High                 Low
Fiscal 2003


November 13, 2002 January 31, 2003                 $0.72                $0.03
February 1, 2003 through April 30, 2003            $0.833               $0.022

Fiscal 2004

May 1, 2003 through July 31, 2003                  $0.50                $0.1083
August 1, 2003 through October 31, 2003            $0.25                $0.1083
November 1, 2003 through January 31, 2004          $0.2083              $0.1417
February 1, 2004 through April 30, 2004            $0.2083              $0.10

Fiscal 2004

May 1, 2004 through July 31, 2004                  $0.74                $0.17

           On August 31, 2004, the closing bid price of our common stock as reported on the OTCBB was $0.54. As of July 31, 2004, there were approximately 755 record owners of our common stock.

Dividend Policy

           We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

           In April 2002, we acquired 20% of One Genesis, Inc., a privately-held Texas real estate corporation, from one of our then principal stockholders in exchange for 4,333,332 shares of our common stock.

         Effective on April 30, 2004, we acquired 100% of the issued and outstanding shares of Sunwin Tech from its shareholders, in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. In connection with the transaction, Sunwin Tech purchased 4,500,000 shares of our common stock owned by our former principal shareholders, and, at the closing, Sunwin Tech distributed the 4,500,000 shares to Messrs. Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin Tech immediately prior to the closing.

         On April 30, 2004 we issued 1,000,002 shares of our common stock to an unaffiliated third party in satisfaction of $100,000 due that party by our company. We valued these shares at $0.10 per share.

         On April 30, 2004 we also issued an aggregate of 2,125,002 shares of our common stock to eight individuals and entities as compensation for business development and advisory services under agreements for services rendered or to be rendered for a six month period. We valued these shares at $0.10 per share, resulting in consulting expense of $112,500 for fiscal 2004 and deferred consulting expense of $100,000. These issuances included 709,680 shares issued to Mr. Richard J. Church and 290,322 shares issued to Mr. Michael L. Mead, former officers and directors of our company.

         On May 1, 2004 we issued an aggregate of 1,500,000 shares of our common stock to two companies and one individual as compensation under one year consulting agreements. Included in these issuances were 300,000 shares of our common stock issued to Genesis Technology Group, Inc. as compensation for their services to us. See Item 9. Directors, Executive Officers, Promoters and Other Control Persons; Compliance with Section 16(a) of the Exchange Act - Advisor. We valued these shares at $150,000.

           In July 2004, we sold 2.5 units to three accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption available under Regulation D. Each unit consists of 600,000 shares of our common stock and two year common stock purchase warrants to purchase 600,000 shares of our common stock at an exercise price of $0.167 per share. We received gross proceeds of $120,000.

           In all of the foregoing issuances we did not use a placement agent nor did we pay any commissions. No general solicitation or advertising was used in connection with these transactions, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

Securities Authorized for Issuance under Equity Compensation Plans

           We do not have any equity compensation plans.

ITEM 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           Effective February 1, 2004 Sunwin Tech entered into a stock purchase agreement with Shandong Shengwang Pharmaceutical Group Corporation, a 90% shareholder of Qufu. Under this agreement, Sunwin Tech acquired 80% of the capital stock of Qufu in exchange for 100% of its capital stock which had a fair market value of $95,000. In April 2004 we acquired 100% of Sunwin Tech in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Qufu and we are treated as the continuing entity.

           We are engaged in the areas of essential traditional Chinese medicine, 100% organic herbal medicine, neutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients. We sell herbs, beet sugar and veterinary products in the PRC. We also make such value-added products as specialty veterinary food ingredients and specialty feed ingredients. Our products fall with two principal categories -- stevioside, a natural sweetener made from beet sugar, and various veterinary medicines. During fiscal 2003 our revenue declined from prior year results due to the overall economic decline in China resulting in part from the SARS outbreak. Our revenues for fiscal 2004 have begun to rebound to pre-2003 levels. All of our operations are located in China.

           We operate in a highly competitive environment. We estimated that there are 200 to 300 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. Our research indicates that most of these companies are small, with annual revenues of less than USD $10 million. To increase our competitive position within our market segment, we want to build an additional manufacturing line in order to expand our beet sugar production. We presently anticipate that this project will require USD $2 million to $3 million in additional capital. As described below, we do not currently have sufficient working capital to fund this project so we will be required to raise additional working capital, either through the sale of debt, equity or a combination of debt and equity. Because we do not presently have any commitments for this capital, there are no assurances we will be successful in raising the necessary capital upon terms which are acceptable to us, if at all. While we believe that our revenues for fiscal 2005 will be at least equal to our revenues for fiscal 2004, we are dependent upon the addition of this manufacturing line for any significant increase in revenues in future periods. We are also subject to a variety of risks, many of which we cannot control, which could adversely effect revenues in future periods. These risks include, but are not limited to, weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers, increased competition or market pressure which may result in reduced prices for our products and changes in economic policies in the PRC which may adversely effect private companies such as ours.

           Our operating expenses significantly increased in fiscal 2004 from fiscal 2003 as a result of increased selling expenses, which was attributable to increased shipping costs and local tax costs associated with our increased revenues, as well as increased general and administrative costs which is primarily attributable to approximately $342,000 in repairs and maintenance and retooling expenses associated with an upgrade of our manufacturing facilities. These expenditures for repairs and maintenance and facility upgrades during fiscal 2004 should decrease in future periods as we anticipate that this project will be completed during the second quarter of fiscal 2005. We anticipate further increases in legal and accounting fees during fiscal 2005 which are associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2005 and beyond and fees and costs related to capital raising transactions. These increases could serve to further reduce our net income absent a significant increase in our revenues at the current gross profit margins.

Foreign Exchange Considerations

         Because revenues from our operations in the PRC accounted for 100% of our consolidated net revenues for the fiscal year ended April 30, 2004, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2004 was not material.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included herein for the period ended April 30, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

         We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

         We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Results of Operation

           For the year ended April 30, 2004, our revenues were $10,887,670 as compared to $8,104,074 fore the year ended April 30, 2003, an increase of $2,783,596 or approximately 34.3%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of stevioside which are rebounding from a decline in fiscal 2003 due primarily to the overall economic decline in China as a result of the SARS outbreak. We anticipate that our net revenues will continue to increase in fiscal 2005 from amounts reported in fiscal 2004.

         For the year ended April 30, 2004, cost of sales amounted to $7,749,821 or 71.2% of net revenues as compared to cost of sales of $5,467,886 or 67.5% of net revenues for the year ended April 30, 2003, 2003, an increase of 3.7%. This increase resulted from an increase in the dollar amount of revenue. Additionally, we experienced an increase in raw material costs and overhead costs such as utilities during fiscal 2004.

         Gross profit for the year ended April 30, 2004 was $3,137,849 or 28.8% of revenues, as compared to $2,636,188, or 32.5% of revenues for the year ended April 30, 2003.

           For the year ended April 30, 2004, total operating expenses were $2,164,105 as compared to $1,318,888 for the year ended April 30, 2003, an increase of $845,217, or approximately 64.1%. Included in this increase was:

           * For the year ended April 30, 2004, we recorded non-cash compensation expense of $112,500 as compared to $0 for the year ended April 30, 2003, an increase of $112,500 or 100%. This amount represented the value of shares of our common stock we issued as compensation for consulting services being rendered to us. In addition to this expense recognized in fiscal 2004 related to these consulting agreements, we have deferred consulting expenses of an additional $100,000 which will be recognized over the term of the agreements. While we anticipate that we will enter into similar agreements during fiscal 2005, we cannot predict the amount of expense which will be attributable to such agreements;

           * For the year ended April 30, 2004, selling expenses amounted to $1,007,466 as compared to $857,655 for the year ended April 30, 2003, an increase of $149,811, or approximately 17.5%. This increase is attributable to increased shipping costs and local tax costs associated with our increased revenues. Additionally, in fiscal 2004, we increased our advertising and promotions spending. We expect out selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products.

           * For the year ended April 30, 2004, general and administrative expenses were $1,044,139 as compared to $461,233 for the year ended April 30, 2003, an increase of $582,906, or approximately 126%. The increase is primarily attributable to an increase of approximately $342,000 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry. We expect this expense to decrease in the future since these upgrades will be completed by October 2004. Additionally, we experienced an overall increase in general and administrative expenses associated with an increase in operations.

           For fiscal 2004, other income (expenses) decreased by $89,604 or approximately 89% as compared to fiscal 2003. Included in this decrease was an increase of $44,364, or approximately 1113%, in other income associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit offset by a decrease of $45,240, or approximately 43%, in interest expense. In fiscal 2003, we incurred certain costs associated with our loans which we did not incur in fiscal 2004.

           Our income before minority interest decreased $191,864, or approximately 24%, for fiscal 2004 from fiscal 2003 primarily as a result of an approximate 3.7% decrease in our gross profit margins in fiscal 2004 from fiscal 2003, together with the increase in total operating expense described above.

         For fiscal 2004, we reported a minority interest in income of subsidiary (Qufu) of $144,842, a decrease of $20,831, or approximately 12.6%, from fiscal 2003. The minority interest in income of subsidiary, which represents 24% of our income before minority interest attributable to Qufu which is allocated to its minority stockholders, had the effect of reducing our income before income taxes.

Liquidity and Capital Resources

         At April 30, 2004 we had working capital of $3,494,320 and cash and cash equivalents of $543,078. At April 30, 2004, our cash position by geographic area is as follows:

           United States    $   104,980
           China                438,098
                           -------------
           Total            $   543,078
                           =============

         In May 2004, we repaid our notes payable totaling $100,000

         Net cash provided by operating activities for fiscal 2004 was $953,557 as compared to $403,592 for fiscal 2003. For the year ended April 30, 2004, cash provided by operations consisted of cash received from net income of $465,310 and the add-back of non-cash items such as stock-based compensation of $112,500, depreciation and amortization expense of $510,667, an increase in the allowance for doubtful accounts of $18,700 and minority interest of $144,841 offset by changes in assets and liabilities of $(298,461). For the year ended April 30, 2003, cash provided by operations consisted of cash received from net income of $636,343 and the add-back of non-cash items such as depreciation and amortization expense of $193,924 and minority interest of $165,673 offset by changes in assets and liabilities of $(592,348).

         Net cash used in investing activities for fiscal 2004 was $697,639 as compared to net cash used in investing activities of $481,934 for fiscal 2003, an increase of $215,705. Included in this change is $95,000 of cash used in connection with our merger of Sunwin Tech for the purchase of 4,500,000 shares of our common stock owned by our former principal stockholders for $175,000 offset by cash received in the merger of $80,000. Additionally, we had an increase of $120,705 in capital expenditures in fiscal 2004 from fiscal 2003 related to the acquisition of manufacturing equipment.

         Net cash provided by financing activities for fiscal 2004 was $138,610 as compared to net cash provided by financing activities for fiscal 2003 of $67,730. This change from year to year represents the repayment of certain notes payable.

         We currently have no material commitments for capital expenditures.

         As described elsewhere herein, while we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to build an additional manufacturing line in order to expand our beet sugar production. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $2 million to $3 million. We do not presently have sufficient working capital to fund this project and we will need to raise additional working capital to complete this project. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

ITEM 7.               FINANCIAL STATEMENTS

           The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 30, 2004 we notified Malone Bailey PLLC, our principal independent accountant, that we were terminating their services. The report of Malone Bailey PLLC on our financial statements for the fiscal year ended April 30, 2003 contained an explanatory paragraph as to our ability to continue as a going concern. Other than such going concern modification, such report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between our company and Malone Bailey PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Malone Bailey PLLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         In accordance with the requirements of Item 304 of Regulation S-B of the Securities Act of 1933, we requested that Malone Bailey PLLC furnish us a letter addressed to the SEC stating that such firm agreed with the statements made by us in our Report on Form 8-K which we filed on July 21, 2004 disclosing the change in auditors. A copy of such letter was filed as an exhibit to that Report on Form 8-K.

         On June 1, 2004 we engaged Sherb & Co., LLP to act as our principal independent accountant. Prior to such engagement, during the two most recent fiscal years and any subsequent interim period prior to engaging Sherb & Co., LLP we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. The change in our principal independent accountants was approved by our board of directors.

ITEM 8A.   CONTROLS AND PROCEDURES

           As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

           Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The following individuals are our executive officers and directors:

       Name                          Age               Position

     Laiwang Zhang                   44                President and Chairman
     Baozhong Yuan                   32                CEO and director
     Xianfeng Kong                   31                Treasurer and director
     Fanjun Wu                       34                Chief Financial Officer
     Chengxiang Yan                  31                Director
     Lei Zhang                       36                Secretary

           Laiwang Zhang. Mr. Zhang has served as our President and Chairman since April 30, 2004 and he has served as Chairman and President of Shandong Shengwang Pharmaceutical Company, Limited, a company engaged in the sale and distribution of Chinese herb medicines, since founding that company in 1998. Shandong Shengwang Pharmaceutical Company, Limited is a minority shareholder of Qufu. In 1996 Mr. Zhang founded Shandong Shengwang Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and a minority shareholder of Qufu. From 1993 to 1995 Mr. Zhang served as President of Shangong Qufu Veterinary Medicine Plant, a manufacturer of veterinary products. From 1984 to 1992 Mr. Zhang served a President of Shandong Qufu Amylum Plant, a company that manufactures amylum. Mr. Zhang graduated from Shandong Technical University in 1984 with a Masters Degree in Engineering.

           Bauzhong Yuan. Mr. Yuan has served as our CEO and a member of our Board of Directors since April 30, 2004. Since 2002 Mr. Yuan has served as General Manager of Qufu Natural Green Engineering Co., Ltd.. From 1997 to 2002 he was employed by Shandong Shenwang Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and a minority shareholder of Qufu, first as Assistant to the President and Director and then as Vice General Manager and Director. From 1994 to 1996 Mr. Yuan was Vice Director of Research and Development for Shandong Qufu Veterinary Plant, a manufacturer of veterinary products. Mr. Yuan graduated from Shandong Qufu Normal University in 1994 with a Bachelor's Degree in Chemical Engineering.

           Xianfeng Kong. Ms. Kong has been our Treasurer and a member of our Board of Directors since April 30, 2004. Since 1999 Ms. Kong has been Treasurer and a director of Shandong Shengwang Pharmaceutical Co., Ltd., a company engaged in the sale and distribution of Chinese herb medicines, which is also a minority shareholder of Qufu From 1997 to 1998 Ms. Kong was Director of Finance Department, and from 1995 to 1996 she was Director of Finance Section of Shandong Qufu Veterinary Plant, a manufacturer of veterinary products. From 1992 to 1994 Ms. Kong was employed by Shandong Qufu Veterinary Medicine Plant, a manufacturer of veterinary products, as an accountant. Ms. Kong graduated from Shandong Finance and Economics College with 1994 with a Bachelor's Degree in Accounting.

           Fanjun Wu. Mr. Wu has been our Chief Financial Officer since April 30, 2004. Since 1999 he has been a employed by Qufu Natural Green Engineering Co., Ltd., serving as Director of Finance Section from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996 he was Director of Finance Section for Shandong Qufu Veterinary Medicine Plant, a company which manufactures veterinary medicine.

           Chjengxiang Yan. Mr. Yan has been a member of our Board of Directors since April 30, 2004. Since 2001 he has served as a Director of Shandong Shenwang Pharmaceutical Co., Ltd., a company engaged in the sale and distribution of Chinese herb medicines. Shandong Shengwang Pharmaceutical Company, Limited is a minority shareholder of Qufu. From 1999 to 2004 he was the Director of the Marketing Department for that company. From 1996 to 1998 Mr. Yan was Director of the Marketing Department for Shandong Shengwang Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and a minority shareholder of Qufu, and from 1993 to 1996 he was Director of the Marketing Section for Qufu Veterinary Medicine Plant, a manufacturer of veterinary products. Mr. Yan graduated from Shandong Agriculture University in 1993 with a Bachelor's Degree in Farming.

           Lei Zhang. Mr. Zhang has been Secretary of our company since April 30, 2004. Since 2003 Mr. Zhang as been Assistant to the President of Shandong Shengwang Pharmaceutical Co., Ltd., , a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and a minority shareholder of Qufu. From 2000 until 2002 he was Manager of Investment Banking Department of Xinjiang Jinxin Trust Co., a capital management company, and from 1997 to 1999 he was Director of Teaching Department for Beijing Liyan Crazy Culture Education Development Co., Ltd., a software development firm focused in children's educational software. Mr. Zhang worked for Beijing Pioneer Electronic Technology Company as manger of the computer department. Mr. Zhang graduated from Beijing University in 1992 with a Bachelor's Degree in Computer Alliance.

           There are no family relationships between any of our officers and directors.

           All of our current management are located in the PRC and no member of our board of directors has previously served as an officer or a director of a U.S. public company. As a result of both the cultural differences between doing business in the PRC and doing business as a public company in the U.S. as well as the lack of experience of our board of directors with laws, rules and regulations which apply to public companies in the U.S., we are seeking to expand our board of directors to include qualified individuals who are also residents of the U.S.

Advisor

           In May 2004 we engaged Genesis Technology Group, Inc. a publicly-traded company (OTCBB: GTEC) which provides consulting and advisory services, to assist us in certain areas following our acquisition of Sunwin Tech and the change of control of our company. We selected Genesis Technology Group, Inc. in part because its staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies. The company has been engaged to advise our management in areas related to marketing and operational support in the U.S., media and public relations, financial advisory and SEC disclosure compliance. Under the terms of this one year agreement we issued Genesis Technology Group, Inc. 300,000 shares of our common stock as compensation for their services.

Corporate Governance Matters

         We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. In addition, our board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire Board of Directors. No member of our board of directors is an "audit committee financial expert" within the meaning of the Securities and Exchange Commission's rules and regulations. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining director and officers' liability insurance. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

ITEM 10.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

           The table below sets forth information relating to the compensation paid by us during the past three fiscal years to: (i) the president and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during last three completed fiscal years (the "Named Executive Officers").


                             Annual                                           Long-Term
                           Compensation                                      Compensation
                                                                       Restricted    Securities
Name and                                             Other Annual         Stock      Underlying        All
Principal             Fiscal    Salary     Bonus     Compensation         Awards       Options        Other
Position              Year      ($)        ($)             ($)             ($)          SAR (#)    Compensation

----------------------------------------------------------------------------------------------------------------

Laiwang Zhang         2004      $12,000    $7,269         -0-                  -0-        -0-         -0-
President             2003      $12,000    $7,269         -0-                  -0-        -0-         -0-
                      2002      $12,000    $7,269         -0-                  -0-        -0-         -0-

OPTION / SAR GRANTS IN LAST FISCAL YEAR

           We did not grant any options or SARs during fiscal 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         We did not have any options or SARs exercised during fiscal 2004 and there were no options or SARs outstanding at April 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           As of July 31, 2004 there were 34,557,276 shares of our common stock issued and outstanding. The following table contains information regarding record ownership of our common stock as of July 31, 2004 held by:

 *    persons who own beneficially more than 5% of our outstanding common stock,
 *    our directors,
 *    named executive officers, and
 *    all of our directors and officers as a group.

           A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from July 31, 2004, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 6 Youpeng Road, Qufu, Shandong, China, 273100.


Name of                          Amount and Nature of               Percentage
Beneficial Owner                 Beneficial Ownership                 of Class


Laiwang Zhang                               9,592,302                    27.8%
Baozhong Yuan                               3,969,234                    11.5%
Xianfeng Kong                               3,969,234                    11.5%
Chengxiang Yan                                      0                       -
Fanjun Wu                                           0                       -
Lei Zhang                                   3,969,234                     11.5%

All officers and directors as a
group (five persons)                       21,500,004                     62.2%

Michael L. Mead       (1)                   2,850,000                      8.2%
Richard J. Church     (1)                   2,983,338                      8.6%


(1) Messrs. Mead and Church were served as officers and directors of our company until April 30, 2004.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           From time to time during fiscal 2002 and fiscal 2003 a former officer provided various funds to us for working capital. At April 30, 2002 we owed that individual $17,810. This balance was paid in full during fiscal 2003.

           The minority shareholders of Qufu, which collectively own 20% of that company, are Shandong Shengwang Pharmaceutical Company Limited, Shandong Shengwang Group Corporation and Qufu Veterinary Medicine. Shandong Shengwang Pharmaceutical Company is controlled by Shandong Shengwang Group Corporation, and our President and Chairman, Laiwang Zhang, is the control person, of both Shandong Shengwang Pharmaceutical Company Limited and Shandong Shengwang Group Corporation. In addition, the remaining members of our management have been employed by one of those two companies prior or in conjunction with their duties at Qufu.

           From time to time we purchase product from Shandong Shengwang Pharmaceutical Group Corporation. In addition, from time to time we advance funds to Shandong Shengwang Pharmaceutical Group Corporation and certain of its affiliated entities. At June 30, 2004 Shandong Shengwang Pharmaceutical Group Corporation owed us $513,785 and our payable to that company was $0.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation (1)
         3.2      Certificate of Amendment to Articles of Incorporation (2)
         3.3      By-Laws (1)
         10.1 Share Exchange Agreement dated April 30, 2004 between Network USA, Inc. and the shareholders of Sunwin Tech Group, Inc. (3)
         10.2     Lease for principal offices *
         10.3     Consulting Agreement with Genesis Technology Group, Inc. *
         10.4     Form of Stevia rebaudiana Planting Agreement *
         10.5 Stock Purchase Agreement between Sunwin Tech Group, Inc., Qufu Natural Green Engineering Company, Limited and
                  Shandong Shengwang Pharmaceutical Group Corporation*
         16.1     Letter from Malone Bailey PLLC (4)
         31.1     Section 302 Certificate of President *
         31.2     Section 302 Certificate of Principal Accounting Officer *
         32.1     Section 906 Certificate of President *
         32.2     Section 906 Certificate of Principal Accounting Officer *
----------------------------------
*          filed herewith

  (1) Incorporated by reference to the Form 10-KSB for the fiscal year ended April 30, 2000

  (2) Incorporated by reference to the Form 8-K/A as filed with the SEC on July 30, 2004.

  (3) Incorporated by reference to the Report on Form 8-K as filed with the SEC on May 12, 2004.

  (4) Incorporated by reference to the Report on Form 8-K filed with the SEC on July 12, 2004.

(b) Reports on 8-K

           On May 12, 2004 the small business issued filed a Report on Form 8-K disclosing the transaction with the shareholders of Sunwin Tech Group, Inc.

           On July 12, 2004 the small business issuer filed a Report on Form 8-K disclosing a change of auditors.

           On July 30, 2004 the small business issuer filed a Report on Form 8-K disclosing the name change of the company and the one for six reverse stock split.

           On September 3, 2004 the small business issuer filed a Report on Form 8-K/A containing the financial statements of Sunwin Tech Group, Inc. and the proforma balance sheet of the small business issuer related to the transaction disclosed in the Report on Form 8-K previously filed on May 12, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb & Co. LLP for fiscal 2004 and fiscal 2003. The amounts for fiscal 2004 represent fees for audit and other services for the consolidated entities and the amounts for fiscal 2003 represent fees for audit and other services for Sunwin Tech.

                                           Fiscal 2003            Fiscal 2004

Audit Fees                                   $15,000              $35,000
Audit-Related Fees                                 0                    0
Tax Fees                                           0                    0
All Other Fees                                     0                    0
Total                                        $15,000              $35,000

            Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

            Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

            Tax Fees -- This category consists of professional services rendered by the independent auditor for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

            All Other Fees -- This category consists of fees for other miscellaneous items.

            The board of directors has adopted a procedure for pre-approval of all fees charged by Sherb & Co. LLP. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to Sherb & Co. LLP with respect to fiscal year 2004 were pre-approved by the entire board of directors.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated: September 3, 2004            SUNWIN INTERNATIONAL
                                    NEUTRACEUTICALS, INC.

                                    By: /s/ Baozhong Yuan
                                            Baozhong Yuan,
                                            CEO, Principal Executive Officer

           In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                TITLE                                DATE

/s/ Laiwang Zhang       President and Chairman                September 3, 2004
------------
Laiwang Zhang

/s/ Fanjun Wu           Chief Financial Officer               September 3, 2004
-------------
Fanjun Wu

/s/ Baozhong Yuan      CEO and director                       September 3, 2004
-----------------
Baozhong Yuan

/s/ Xianfeng Kong      Treasurer and director                 September 3, 2004
-----------------
Xianfeng Kong

/s/ Chengxiang Yan     Director                               September 3, 2004
------------------
Chengxiang Yan

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statements of Stockholders' Equity..........................F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunwin International Neutraceuticals, Inc. (Formerly Network USA, Inc.) Shandong, China


          We have audited the accompanying consolidated balance sheet of Sunwin International Neutraceuticals, Inc. (Formerly Network USA, Inc.) as of April 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunwin International Neutraceuticals, Inc. (Formerly Network USA, Inc.) as of April 30, 2004, and the results of their operations and their cash flows for the years ended April 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/Sherb & Co., LLP
                                          Certified Public Accountants

New York, New York
August 31, 2004

            SUNWIN INTERNATIONAL NEUTACEUTICALS, INC. AND SUBSIDIARIES
                           (FORMERLY NETWORK USA, INC.)
                            CONSOLIDATED BALANCE SHEET
                                  April 30, 2004




                                      ASSETS
CURRENT ASSETS:
    Cash                                                                                  $     543,078
    Accounts receivable (net of allowance for doubtful accounts of $1,576,899)                2,623,036
    Inventories (net of allowance for obsolete inventory of $61,366)                          3,877,217
    Due from related parties                                                                    513,785
    Prepaid expenses and other                                                                  580,530
                                                                                          -------------

        Total Current Assets                                                                  8,137,646
                                                                                          -------------

PROPERTY AND EQUIPMENT - Net                                                                  2,071,914
                                                                                          -------------

OTHER ASSETS:
   Other assets                                                                                  12,077
                                                                                          -------------
        Total Other Assets                                                                       12,077
                                                                                          -------------

        Total Assets                                                                      $  10,221,637
                                                                                          =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                         $   1,353,235
    Accounts payable and accrued expenses                                                     2,259,715
    Advances from customers                                                                   1,030,376
                                                                                          -------------

        Total Current Liabilities                                                             4,643,326

OTHER PAYABLES                                                                                  130,290
                                                                                          -------------

        Total Liabilities                                                                     4,773,616
                                                                                          -------------

MINORITY INTEREST                                                                             1,655,066
                                                                                          -------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value;1,000,000 Shares Authorized;
        no shares issued and outstanding)                                                             -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        31,617,276 shares issued and outstanding)                                                31,617
    Additional paid-in capital                                                                  313,383
    Retained earnings                                                                         3,547,955
    Less: Deferred compensation                                                                (100,000)
                                                                                          -------------

        Total Stockholders' Equity                                                            3,792,955
                                                                                          -------------

        Total Liabilities and Stockholders' Equity                                        $  10,221,637
                                                                                          =============

                  See notes to consolidated financial statements



           SUNWIN INTERNATIONAL NEUTACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the Years Ended April 30,
                                                                             -----------------------------------------
                                                                                    2004                  2003
                                                                             -------------------   -------------------
NET REVENUES                                                                       $ 10,887,670           $ 8,104,074

COST OF SALES                                                                         7,749,821             5,467,886
                                                                             -------------------   -------------------

GROSS PROFIT                                                                          3,137,849             2,636,188
                                                                             -------------------   -------------------

OPERATING EXPENSES:
     Non-cash compensation                                                              112,500                     -
     Selling expenses                                                                 1,007,466               857,655
     General and administrative                                                       1,044,139               461,233
                                                                             -------------------   -------------------

        Total Operating Expenses                                                      2,164,105             1,318,888
                                                                             -------------------   -------------------

INCOME FROM OPERATIONS                                                                  973,744             1,317,300

OTHER INCOME (EXPENSE):
     Other income                                                                        48,349                 3,985
     Interest expense, net                                                              (59,228)             (104,468)
                                                                             -------------------   -------------------

        Total Other Income (Expense)                                                    (10,879)             (100,483)
                                                                             -------------------   -------------------

INCOME BEFORE INCOME TAXES                                                              962,865             1,216,817

INCOME TAXES                                                                           (352,713)             (414,801)
                                                                             -------------------   -------------------

INCOME BEFORE MINORITY INTEREST                                                         610,152               802,016

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                              (144,842)             (165,673)
                                                                             -------------------   -------------------

NET INCOME                                                                            $ 465,310             $ 636,343
                                                                             ===================   ===================

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share                                                        $ 0.03                $ 0.04
                                                                             ===================   ===================

     Weighted Common Shares Outstanding - basic and diluted                          17,040,051            17,000,004
                                                                             ===================   ===================



            See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2004 and 2003



                                    Common Stock, $.001 Par Value
                                  -------------------------------     Additional                                          Total
                                       Number of                        Paid-in        Retained          Deferred      Stockholders'
                                       Shares           Amount          Capital        Earnings        Compensation       Equity
                                --------------------------------  --------------  ----------------  ----------------  --------------

Balance, April 30, 2002                17,000,004       $ 17,000       $ 15,500       $ 2,541,302            $ -        $ 2,573,802

Net income for the year                         -              -              -           636,343              -            636,343
                                --------------------------------  --------------   ---------------   ---------------  --------------


Balance, April 30, 2003               17,000,004          17,000         15,500         3,177,645              -          3,210,145

Issuance of common stock pursuant
 to share exchange agreement          11,492,268          11,492        (11,492)          (95,000)             -            (95,000)

Common stock issued for debt           1,000,002           1,000         99,000                 -              -            100,000

Common stock issued for services       2,125,002           2,125        210,375                 -       (100,000)           112,500

Net income for the year                        -               -              -           465,310              -            465,310
                                --------------------------------  --------------   ---------------   ---------------  --------------


Balance, April 30, 2004               31,617,276        $ 31,617      $ 313,383       $ 3,547,955     $ (100,000)       $ 3,792,955
                                ================================  ==============   ==============    ===============  ==============


                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Years Ended April 30,
                                                                                   ----------------------------------------
                                                                                         2004                  2003
                                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                             $ 465,310             $ 636,343
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                         510,667               193,924
       Stock-based compensation                                                              112,500                     -
       Minority interest                                                                     144,841               165,673
       Allowance for doubtful accounts                                                        18,700                18,171
    Changes in assets and liabilities:
       Accounts receivable                                                                  (473,547)             (790,486)
       Inventories                                                                           276,089              (669,777)
       Prepaid and other current assets                                                       29,239                23,790
       Due from related parties                                                             (271,091)             (202,991)
       Other assets                                                                          (12,077)               17,536
       Accounts payable and accrued expenses                                                (154,834)              295,110
       Advances to customers                                                                 307,760               716,299
                                                                                   ------------------    ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    953,557               403,592
                                                                                   ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment related to acquisition                                                        (95,000)                    -
    Capital expenditures                                                                    (602,639)             (481,934)
                                                                                   ------------------    ------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                 (697,639)             (481,934)
                                                                                   ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                            1,184,300               791,063
    Payments on loans payable                                                             (1,045,690)             (723,333)
                                                                                   ------------------    ------------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                              138,610                67,730
                                                                                   ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                              394,528               (10,612)

CASH  - beginning of year                                                                    148,550               159,162
                                                                                   ------------------    ------------------

CASH - end of year                                                                         $ 543,078             $ 148,550
                                                                                   ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
          Common stock issued for debt                                                     $ 100,000                   $ -
                                                                                   ==================    ==================


                 See notes to consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

The Company

Sunwin International Neutraceuticals, Inc. (the "Company") was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. (Network). The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 80%-owned subsidiary, Qufu Natural Green Engineering Company Limited and its subsidiaries ("Qufu").

On April 30, 2004, under a Share Exchange Agreement, the Company issued 17,000,004 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Sunwin Tech Group, Inc., ("Sunwin") a Florida corporation, from its four shareholders: Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Sunwin with the former shareholders of the Company retaining 11,492,268 or approximately 36.3% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

In connection with the transaction, Sunwin purchased 4,500,000 shares of the common stock of Network USA owned by the former principal shareholders of Network for $175,000, and, at the closing, Sunwin distributed the 4,500,000 shares to Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin immediately prior to the closing.

Effective July 27, 2004 Network changed its name to Sunwin International Neutraceuticals, Inc. The Company filed an amendment to its Articles of Incorporation on July 12, 2004 to change its name, and to increase the number of shares of common stock it is authorized to issue to 200,000,000 shares, $.001 par value per share.

Also, effective July 27, 2004, the Company effected a six for one (6:1) forward stock split of its issued and outstanding common stock. Each stockholder of record at the close of business on July 27, 2004 will receive five additional shares of common stock for each share of common stock held. All share and per-shares information has been restated to reflect this forward stock split.

On January 26, 2004, effective February 1, 2004, the Company entered into a Stock Purchase Agreement with Shandong Shengwang Pharmaceutical Group Corporation ("Shandong"), a 90% shareholder of Qufu and its subsidiaries. Qufu is a Chinese limited liability company with principal offices in Qufu City, Shandong, China. Qufu was founded in July 1999 and was re-registered in January 2004 in order to change its capital structure. Under this agreement, Shandong exchanged 80% of the issued and outstanding capital stock of Qufu in exchange for 100% of the issued and outstanding capital stock of Sunwin Tech Group, Inc. ("Sunwin") with a fair market value of $95,000. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Qufu, pursuant to which Sunwin is treated as the continuing entity.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

The Company (Continued)

The Company has an 80% ownership in Qufu Natural Green Engineering Company, Limited ("Qufu"), a company organized under the laws of the Peoples Republic of China. Qufu is engaged in the areas of essential traditional Chinese medicine, 100 percent organic herbal medicine, nutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients.

Basis of presentation

The consolidated statements include the accounts of Sunwin International Neutraceuticals, Inc and its wholly and partially-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Income taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Income (Loss) per Share

Net income (loss) per common share for the years ended April 30, 2004 and 2003 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." As of April 30, 2004 and 2003, there were no outstanding common stock equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2004 and 2003 was not material

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive loss

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Stock based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Research and development

Research and development costs are expensed as incurred.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended April 30, 2004 and 2003 totaled approximately $150,203 and $43,534, respectively.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed.

Shipping and costs

Shipping costs are included in selling and marketing expenses and totaled $194,430 and $50,879 for the years ended April 30, 2004 and 2003, respectively.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

NOTE 2 - INVENTORIES

At April 30, 2004, inventories consisted of the following:


         Raw materials                   $  2,028,547

         Finished goods                     1,848,670
                                         --------------

                                         $  3,877,217
                                        ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003

                        NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2004, property and equipment consisted of the following:

                                        Estimated Life
         Office Furniture                 7 Years        $      1,990
         Computer Equipment               5 Years               8,878
         Auto and Truck                  10 Years               3,805
         Manufacturing Equipment          7 Years           2,908,428
         Building                        20 Years             578,126
         Office Equipment                 5 Years              33,729
                                                         --------------
                                                            3,534,956
         Less: Accumulated Depreciation                    (1,463,042)
                                                         --------------

                                                         $  2,071,914
                                                         ==============

For the years ended April 30, 2004 and 2003, depreciation expense amounted to $510,6672 and $193,924, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. At April 30, 2004, the Company had a receivable from Shengwang and its affiliated entities of $513,785.

NOTE 5 - ACQUISITIONS

On January 26, 2004, effective February 1, 2004, the Company entered into a Stock Purchase Agreement with Shandong Shengwang Pharmaceutical Group Corporation ("Shandong"), a 90% shareholder of Qufu Natural Green Engineering Company Limited and its subsidiaries ("Qufu"). Qufu is a Chinese limited liability company with principal offices in Qufu City, Shandong, China. Under this agreement, Shandong exchanged 80% of the issued and outstanding capital stock of Qufu in exchange for 100% of the issued and outstanding capital stock of Sunwin Tech Group, Inc. with a fair market value of $95,000. The Company accounted for this acquisition using the purchase method of accounting.

The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Qufu, pursuant to which Sunwin is treated as the continuing entity.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003



NOTE 6 - LOANS PAYABLE
Loans payable consisted of the following at April 30, 2004:

Note to Bank of China dated February 8, 2004, due in monthly                              $     246,377
installments through February 8, 2005.  Interest rate at 6.03%. Secured by equipment

Note to Qufu City Credit Union dated May 10, 2003, due in monthly installments on November 9, 2004.  Interest rate at 6.34%. Secured by
equipment                                                                                        12,077

Note to Qufu City Department of Treasury dated December 28, 2003, due
on June 28, 2004.  Interest rate at 5.58%. Secured by equipment                                 103,876

Note to various employees payable on demand through August 2004.
Interest rate at 5.58%. Secured by equipment and inventory. 38,647

Note to CICB dated March 10, 2004, due in monthly installments through March
2005. Interest rate at 5.58%. Secured by equipment and inventory.
                                                                                                 36,578
Note to Bank of China dated July 16, 2003, due on July 15, 2004. Interest rate at 6.675%. Secured by equipment and inventory.
                                                                                                331,380
Note to various individuals payable on demand through December 2004. Interest rate between 9%-10%.
                                                                                                 45,894
Note to Bank of China dated October 16, 2003, due on October 15, 2004. Interest rate at 6.90%. Secured by equipment and inventory.
                                                                                                178,744

Note payable to individual, non-interest bearing, payable on demand, unsecured. 100,000

Note payable to individual, non-interest bearing, payable on demand, unsecured. 259,662
                                                                               ------------------------
   Total                                                                                   $ 1,353,235
                                                                               =========================

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003


NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company's subsidiaries in China are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax).

The Company has a minimal net operating loss carryforward for tax purposes at April 30, 2004 expiring through the year 2024. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for years ended April 30, 2004 and 2003:

                                           2004                       2003
                                     -----------------    ----------------------
  Computed "expected" tax expense         34.0 %                     34.0 %
  State income taxes                       5.0 %                      5.0 %
  Other permanent differences            (35.0)%                    (35.0)%
  Foreign income taxes                     7.0 %                     34.0 %
                                     -----------------    ----------------------
  Effective tax rate                      37.0 %                     34.0 %
                                     =================    ======================

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

On July 27, 2004, the Company's board of directors approved a 6 for 1 forward stock split. All per share data included in the accompanying consolidated financial statement have been adjusted retroactively to reflect the forward split.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

On April 30, 2004, the Company issued 1,000,002 shares of common stock for debt. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. In connection with these shares, the Company reduces a loan payable by $100,000.

On April 30, 2004, the Company granted 2,125,002 shares of common stock to consultants for business development and marketing services. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. In connection with these shares, the Company recorded consulting expense of $112,500 and deferred consulting expense of $100,000, which will be amortized into consulting expense over the term of the contract.

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office and manufacturing space under leases In Shandong, China that expire through xxxx. Future minimum rental payments required under these operating leases are as follows:

              Period Ended April 30, 2005                       $  21,739
              Period Ended April 30, 2006                       $  21,739
              Period Ended April 30, 2007                       $  21,739
              Period Ended April 30, 2007                       $  21,739
              Period Ended April 30, 2007                       $  21,739
              Thereafter                                        $ 108,695

Rent expense for the years ended April 30, 2004 and 2003 amounted to $29,167 and $25,845, respectively.

NOTE 10 - LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the company or has a material interest adverse to the Company in any proceeding.
NOTE 11 - CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION

The Company's subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company's subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003


 NOTE 11 - CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION (continued)

Pursuant to the laws applicable to China's Foreign Investment Enterprises, each of the Company's subsidiaries in China must make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company's discretion. At April 30, 2004, Qufu has made an appropriation of approximately $587,054 to the general reserve fund which, upon certain regulatory approvals, can be used to increase Qufu's PRC GAAP capital.

NOTE 12 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are mainly derived from sale of herbs, beet sugar and veterinary products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                          (FORMERLY NETWORK USA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003

NOTE 12 - OPERATING RISK (continued)

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

The Company's future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Performance of subsidiaries risk

Currently, a majority of the Company's revenues are derived via the operations of the subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that three of the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries

NOTE 13 - SUBSEQUENT EVENTS

On May 1, 2004, the Company entered into three one-year consulting agreements with third party consultants for business development services. In connection with these consulting agreements, the Company granted an aggregate of 1,500,000 shares of common stock. In connection with these shares, the Company recorded deferred consulting expense of $150,000, which will be amortized into consulting expense over the term of the contract.