Form 10QSB
period 2004-07-31
NETWORK USA INC
filed 2004-09-21
CIK 806592

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



    For the fiscal quarter ended:   July 31, 2004
    Commission file number:         033-10456



                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


              Nevada                                      56-2416925
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)



                                 6 Youpeng Road
                          Qufu, Shandong, China 273100
               (Address of principal executive offices)(Zip code)

                                (86) 537-4424999
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 2004 34,617,276 outstanding shares of common stock, $.001 par value per share.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JULY 31, 2004
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
                  July 31, 2004 (Unaudited)....................................3
      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended July 31, 2004 and 2003............4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended July 31, 2004 and 2003............5

      Notes to Consolidated Financial Statements............................6-11

      Item 2 - Management's Discussion and Analysis or Plan of Operation...11-19

      Item 3 - Controls and Procedures........................................19


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................20

      Item 2 - Changes in Securities and Use of Proceeds......................20

      Item 3 - Default upon Senior Securities ................................20

      Item 4 - Submission of Matters to a Vote of Security Holders............20

      Item 5 - Other Information..............................................20

      Item 6 - Exhibits and Reports on Form 8-K...............................21

      Signatures..............................................................21

          SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2004
                                   (Unaudited)



                                       ASSETS
CURRENT ASSETS:
    Cash                                                                                  $      552,362
    Accounts receivable (net of allowance for doubtful accounts of $1,583,704)                 2,509,744
    Inventories (net of allowance for obsolete inventory of $61,366)                           2,987,459
    Due from related parties                                                                     938,402
    Prepaid expenses and other                                                                 1,026,230
                                                                                               ---------

        Total Current Assets                                                                   8,014,197
                                                                                               ---------

PROPERTY AND EQUIPMENT - Net                                                                   2,211,851
                                                                                               ---------

OTHER ASSETS:
   Other assets                                                                                   6,039
                                                                                               ---------

        Total Other Assets                                                                        6,039
                                                                                               ---------

        Total Assets                                                                       $ 10,232,087
                                                                                           ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                           $    877,607
    Accounts payable and accrued expenses                                                      2,227,818
    Income taxes payable                                                                         166,279
    Advances from customers                                                                    1,018,479
                                                                                               ---------

        Total Current Liabilities                                                              4,290,183

OTHER PAYABLES                                                                                   130,290
                                                                                               ---------

        Total Liabilities                                                                      4,420,473
                                                                                               ---------

MINORITY INTEREST                                                                              1,714,800
                                                                                               ---------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value;1,000,000 Shares Authorized;
        no shares issued and outstanding)                                                              -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        34,617,276 shares issued and outstanding)                                                 34,617
    Additional paid-in capital                                                                   580,383
    Retained earnings                                                                          3,644,314
    Less: Deferred compensation                                                                 (162,500)
                                                                                               ---------

        Total Stockholders' Equity                                                             4,096,814
                                                                                               ---------

        Total Liabilities and Stockholders' Equity                                         $  10,232,087
                                                                                            ============

            See notes to unaudited consolidated financial statements
                                       -3-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                 For the Three Months
                                                     Ended July 31,
                                        ----------------------------------------
                                                 2004                  2003
                                       ------------------    ------------------
NET REVENUES                                  $ 3,299,134           $ 2,633,963

COST OF SALES                                   2,249,913             1,786,330
                                       ------------------    ------------------

GROSS PROFIT                                    1,049,221               847,633
                                       ------------------    ------------------

OPERATING EXPENSES:
     Non-cash compensation                         87,500                     -
     Selling expenses                             331,616               252,603
     General and administrative                   316,816               168,505
                                       ------------------    ------------------

        Total Operating Expenses                  735,932               421,108
                                       ------------------    ------------------

INCOME FROM OPERATIONS                            313,289               426,525

OTHER INCOME (EXPENSE):
     Other income (expemse)                        26,606                  (913)
     Interest expense, net                        (19,565)              (23,830)
                                       ------------------    ------------------

        Total Other Income (Expense)                7,041               (24,743)
                                       ------------------    ------------------

INCOME BEFORE INCOME TAXES                        320,330               401,782

INCOME TAXES                                     (164,238)             (132,588)
                                       ------------------    ------------------

INCOME BEFORE MINORITY INTEREST                   156,092               269,194

MINORITY INTEREST IN INCOME OF
SUBSIDIARY                                        (59,733)              (53,839)
                                       ------------------    ------------------

NET INCOME                                       $ 96,359             $ 215,355
                                       ==================    ==================

NET INCOME PER COMMON SHARE -
BASIC AND DILUTED:

  Net income per common share - basic             $ 0.00                $ 0.01
                                       ==================    ==================

  Net income per common share - diluted           $ 0.00                $ 0.01
                                       ==================    ==================


  Weighted Common Shares Outstanding
   - basic                                     33,361,841            17,000,004
                                       ==================    ==================

  Weighted Common Shares Outstanding
  - diluted                                    34,861,841            17,000,004
                                       ==================    ==================


        See notes to unaudited consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   For the Three Months
                                                      Ended July 31,
                                             -----------------------------------
                                                     2004                2003
                                             --------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                     $ 96,359           $ 215,355
    Adjustments to reconcile net income to
       net cash provided by
       operating activities:
       Depreciation and amortization                 89,157              44,654
       Stock-based compensation                      87,500                   -
       Minority interest                             59,734              53,838
       Allowance for doubtful accounts                6,805                   -
    Changes in assets and liabilities:
       Accounts receivable                          106,487              33,368
       Inventories                                  889,758              65,833
       Prepaid and other current assets            (445,700)             50,473
       Due from related parties                    (424,617)           (299,890)
       Other assets                                   6,038                   -
       Accounts payable and accrued expenses        (31,897)           (398,144)
       Income taxes payable                         166,279             268,624
       Advances to customers                        (11,897)              2,415
                                             ---------------    ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES           594,006              36,526
                                             ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                           (229,094)            (44,586)
                                             ---------------     --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES        (229,094)            (44,586)
                                             ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock              120,000                   -
    Proceeds from loans payable                           -              47,019
    Payments on loans payable                     (475,628)                  -
                                             ---------------     --------------

NET CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES                               (355,628)             47,019
                                             ---------------     --------------

NET INCREASE IN CASH                                  9,284              38,959

CASH  - beginning of year                           543,078             148,550
                                             ---------------     --------------

CASH - end of period                              $ 552,362           $ 187,509
                                              ===============     =============


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
   Common stock issued for
   deferred compensation                          $ 150,000           $       -
                                              ===============     =============


            See notes to unaudited consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2004 are not necessarily indicative of the results for the full fiscal year ending April 30, 2005.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income (loss) per share

Net income (loss) per common share for the three months ended July 31, 2004 and 2003 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share."

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at July 31, 2004 was not material

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

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

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

NOTE 2 - INVENTORIES

At July 31, 2004, inventories consisted of the following:


         Raw materials      $      2,031,211

         Work in Process              99,289

         Finished goods              856,959
                              ---------------
                            $      2,987,459
                              ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2004
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. At July 31, 2004, the Company had a receivable from Shengwang and its affiliated entities of $938,402.

NOTE 4 - STOCKHOLDERS EQUITY

Common Stock

On July 27, 2004, the Company's board of directors approved a 6 for 1 forward stock split. All per share data included in the accompanying consolidated financial statement have been adjusted retroactively to reflect the forward split.

On May 1, 2004, the Company entered into three one-year consulting agreements with third party consultants for business development services. In connection with these consulting agreements, the Company granted an aggregate of 1,500,000 shares of common stock. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. In connection with these shares, the Company recorded stock-based consulting expense of $37,500 and deferred consulting expense of $112,500, which will be amortized into stock-based consulting expense over the term of the contract.

In July 2004, the Company sold 2.5 units to three accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption available under Regulation D. Each unit consists of 600,000 shares of our common stock and two-year common stock warrants to purchase 600,000 shares of our common stock at an exercise price of $0.167 per share. As of July 15, 2004, the Company issued 1,500,000 shares of common stock and granted 1,500,000 warrants for net proceeds of $120,000.

NOTE 5 - OPERATING RISK

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2004
                                   (UNAUDITED)

NOTE 5 - OPERATING RISK (continued)

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

(f) Performance of subsidiaries risk

Currently, a majority of the Company's revenues are derived via the operations of the subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that three of the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of Sunwin International Neutraceuticals, Inc. for the year ended April 30, 2004 and notes thereto contained in this Report on Form 10-KSB of Sunwin International Neutraceuticals, Inc.

This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

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

We are engaged in the areas of essential traditional Chinese medicine, 100% organic herbal medicine, neutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients. We sell herbs, beet sugar and veterinary products in the PRC. We also make such value-added products as specialty veterinary food ingredients and specialty feed ingredients. Our products fall within two principal categories -- stevioside, a natural sweetener made from beet sugar, and various veterinary medicines. During fiscal 2003 our revenue declined from prior year results due to the overall economic decline in China resulting in part from the SARS outbreak. Our revenues for fiscal 2005 rebounded to pre-2003 levels. All of our operations are located in China.

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

Our operating expenses significantly increased for the three months ended July 31, 2004 from the three months ended July 31, 2003 as a result of increased selling expenses, which was attributable to increased shipping costs and local tax costs associated with our increased revenues, as well as increased general and administrative costs which is primarily attributable to our increased operations and, increases in repairs and maintenance and retooling expenses associated with an upgrade of our manufacturing facilities, and increases in professional fees associated with our SEC filings. These expenditures for repairs and maintenance and facility upgrades during fiscal 2004 should decrease in future periods as we anticipate that this project will be completed during the second quarter of fiscal 2005. We anticipate further increases in legal and accounting fees during fiscal 2005 which are associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2005 and beyond and fees and costs related to capital raising transactions. These increases could serve to further reduce our net income absent a significant increase in our revenues at the current gross profit margins.

Foreign Exchange Considerations

Because revenues from our operations in the PRC accounted for 100% of our consolidated net revenues for the fiscal year ended April 30, 2004 and for the three months ended July 31, 2004, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at July 31, 2004 was not material.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included Form 10-KSB as filed with the Securities and Exchange Commission for the year ended April 30, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2004 AS COMPARED TO THREE MONTHS ENDED JULY 31, 2003

Revenues

For the three months ended July 31, 2004, our revenues were $3,299,134 as compared to $2,633,963 for the three months ended July 31, 2003, an increase of $665,171 or approximately 25%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of our animal medicine products offset by a decrease in the sale of our natural sweetener, stevioside. We anticipate that our net revenues will continue to increase in fiscal 2005 from amounts reported in fiscal 2004.

Cost of Sales and Gross Profit

For the three months ended July 31, 2004, cost of sales amounted to $2,249,913 or 68.2% of net revenues as compared to cost of sales of $1,786,330 or 67.8% of net revenues for the three months ended July 31, 2003, an increase of 26%. This increase resulted from an increase in the dollar amount of revenue. Additionally, we experienced an increase in raw material costs and overhead costs such as utilities during fiscal 2004.

Gross profit for the three months ended July 31, 2004 was $1,049,221 or 31.8% of revenues, as compared to $847,633, or 32.1% of revenues for the three months ended July 31, 2003.

Operating Expenses

For the three months ended July 31, 2004, total operating expenses were $735,932 as compared to $421,108 for the three months ended July 31, 2003, an increase of $314,824, or approximately 74.8%.

Included in this increase was:

           * For the three months ended July 31, 2004, we recorded non-cash compensation expense of $87,500 as compared to $0 for the three months ended July 31, 2003, an increase of $87,500 or 100%. This amount represented the value of shares of our common stock we issued as compensation for consulting services being rendered to us. In addition to this expense recognized in fiscal 2004 related to these consulting agreements, we have deferred consulting expenses of an additional $162,500 which will be recognized over the term of the agreements. While we anticipate that we will enter into similar agreements during fiscal 2005, we cannot predict the amount of expense which will be attributable to such agreements;

           * For the three months ended July 31, 2004, selling expenses amounted to $331,616 as compared to $252,603 for the three months ended July 31, 2003, an increase of $79,013, or approximately 31.3%. This increase is attributable to increased shipping costs and local tax costs associated with our increased revenues. Additionally, for the three months ended July 31, 2004, we increased our advertising and promotions spending compared to the same period in the prior year. We expect out selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products.

           * For the three months ended July 31, 2004, general and administrative expenses were $316,816 as compared to $168,505 for the three months ended July 31, 2003, an increase of $148,311, or approximately 88%. The increase is primarily attributable to an increase of approximately $22,000 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry. We expect this expense to decrease in the future since these upgrades will be completed by October 2004. Additionally, we experienced an increase in professional fees of $55,000 related to our corporate SEC filings and an overall increase in general and administrative expenses associated with an increase in operations.

           For the three months ended July 31, 2004, other income amounted to $7,041 as compared to other expenses of $(24,743) for the three months ended July 31, 2003. For the three months ended July 31, 2004, other income was $26,606 associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit offset by interest expense of $(19,565). For the three months ended July 31, 2003, other expense was $(913) plus interest expense of $(23,830).

           Our income before minority interest decreased $113,102, or approximately 42%, for the three months ended July 31, 2004 as compared to the three months ended July 31, 2003 primarily as a result of an approximate 0.3% decrease in our gross profit margins for the three months ended July 31, 2004 from 2003 period, together with the increase in total operating expense described above.

         For the three months ended July 31, 2004, we reported a minority interest in income of subsidiary (Qufu) of $59,733 as compared to $53,839 for the three months ended July 31. 2003. The minority interest in income of subsidiary is attributable to Qufu, which we allocate to our minority stockholders, had the effect of reducing our net income.

        As a result of these factors, we reported net income of $96,359 or $.00 per share for the three months ended July 31, 2004 as compared to net income of $215,355 or $.01 per share for the three months ended July 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2004 we had working capital of $3,724,014 and cash and cash equivalents of $552,362. At July 31, 2004, our cash position by geographic area is as follows:

           United States         $     3,900
           China                     548,462
                                    --------
           Total                 $   552,362
                                    =========

         In May 2004, we repaid our notes payable totaling $100,000. Additionally, we raised cash proceeds of $120,000 from the sale our common stock.

         Net cash provided by operating activities for the three months ended July 31, 2004 was $594,006 as compared to $36,526 for the three months ended July 31, 2003. For the three months ended July 31, 2004, cash provided by operations consisted of cash received from net income of $96,359 and the add-back of non-cash items such as stock-based compensation of $87,500, depreciation and amortization expense of $89,157, an increase in the allowance for doubtful accounts of $6,805 and minority interest of $59,734 as well as changes in assets and liabilities of $254,451. For the three months ended July 31, 2003, cash provided by operations consisted of cash received from net income of $215,355 and the add-back of non-cash items such as depreciation and amortization expense of $44,654 and minority interest of $53,838 offset by changes in assets and liabilities of $(277,321).

         Net cash used in investing activities for the three months ended July 31, 2004 was $229,094 as compared to net cash used in investing activities of $44,586 for the three months ended July 31, 2003, an increase of $184,508 related to capital expenditures for the acquisition of manufacturing equipment.

         Net cash used in financing activities for the three months ended July 31, 2004 was $(355,628) as compared to net cash provided by financing activities for the three months ended July 31, 2003 of $47,019. For the three months ended July 31. 2004, we received cash from the sale of common stock of $120,000 offset by the repayment of loans of $(475,628). For the three months ended July 31, 2003, we received proceeds from loans payable of $47,019.

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

(f) Performance of subsidiaries risk

Currently, a majority of the Company's revenues are derived via the operations of the subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that three of the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

             None

Item 2. Changes in Securities and Use of Proceeds

             Common stock

             On May 1, 2004, we entered into three one-year consulting agreements with third party consultants for business development services. In connection with these consulting agreements, the Company granted an aggregate of 1,500,000 shares of common stock.

             In July 2004, we sold 2.5 units to three accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption available under Regulation
             D. Each unit consists of 600,000 shares of our common stock and two-year common stock warrants to purchase 600,000 shares of our common stock at an exercise price of $0.167 per share. As of July 15, 2004, we issued 1,500,000 shares of common stock and granted 1,500,000 warrants for net proceeds of $120,000.

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number        Description
--------       ----------------
31.1          Certification by Chief Executive Officer Pursuant to Section 302
31.2          Certification by Chief Financial Officer Pursuant to Section 302
32.1          Certification by Chief Executive Officer Pursuant to Section 906
32.2          Certification by Chief Financial Officer Pursuant to Section 906

(2) Reports on Form 8-K

              On July 21, 2004, we filed an 8-K reporting a change in our certifying accountants.

              On July 30, 2004, we filed an 8-K reporting that effective July 27, 2004 Network USA, Inc. changed its name to Sunwin International Neutraceuticals, Inc. We reported that we filed an amendment to our Articles of Incorporation on July 12, 2004 to change our name, and to increase the number of shares of common stock we authorized to issue to 200,000,000 shares, $.001 par value per share. Also effective July 27, 2004, we reported that we effected a six for one (6:1) forward stock split of its issued and outstanding common stock. Each stockholder of record at the close of business on July 27, 2004 will receive five additional shares of common stock for each share of common stock held. The common stock commenced trading on the OTCBB, on a post-split basis, on Wednesday July 28, 2004. We reported that the new trading symbol on the OTCBB, giving effect to the name change, is SUWN.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Qufu, Shandong, China on September 21, 2004.


                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                               By: /s/ Baozhong Yuan
                                        Baozhong Yuan,
                               CEO, Principal Executive Officer