Form 10QSB
period 2004-10-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2004-12-22
CIK 806592

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               October 31, 2004
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 12, 2004 34,617,276 outstanding shares of common stock, $.001 par value per share.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED OCTOBER 31, 2004
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements

  Consolidated Balance Sheet
              October 31, 2004 (Unaudited).....................................3
  Consolidated Statements of Operations (Unaudited)
              For the Three and Six Months Ended October 31, 2004 and 2003.....4
  Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended October 31, 2004 and 2003...............5

  Notes to Consolidated Financial Statements................................6-11

  Item 2 - Management's Discussion and Analysis or Plan of Operation.......12-19

  Item 3 - Controls and Procedures............................................19


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings..................................................20

  Item 2 - Changes in Securities and Use of Proceeds..........................20

  Item 3 - Default upon Senior Securities ....................................20

  Item 4 - Submission of Matters to a Vote of Security Holders................20

  Item 5 - Other Information..................................................20

  Item 6 - Exhibits and Reports on Form 8-K...................................20

  Signatures..................................................................21

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2004
                                   (Unaudited)


                                        ASSETS
CURRENT ASSETS:
    Cash                                                                                    $     682,301
    Accounts receivable (net of allowance for doubtful accounts of $1,583,704)                  2,165,043
    Inventories (net of allowance for obsolete inventory of $183,419)                           2,638,188
    Due from related parties                                                                    1,235,917
    Prepaid expenses and other                                                                    486,820
                                                                                               ----------

        Total Current Assets                                                                    7,208,269
                                                                                               ----------

PROPERTY AND EQUIPMENT - Net                                                                    2,655,173
                                                                                               ----------

OTHER ASSETS:
   Other assets                                                                                     2,174
                                                                                               ----------

        Total Other Assets                                                                          2,174
                                                                                               ----------

        Total Assets                                                                         $  9,865,616
                                                                                              ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                               $ 603,876
    Accounts payable and accrued expenses                                                       2,039,169
    Income taxes payable                                                                          301,943
    Advances from customers                                                                       790,560
                                                                                                ----------

        Total Current Liabilities                                                               3,735,548

OTHER PAYABLES                                                                                    130,290
                                                                                               ----------

        Total Liabilities                                                                       3,865,838
                                                                                               ----------

 MINORITY INTEREST                                                                              1,752,434
                                                                                               ----------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value;1,000,000 Shares Authorized;
        no shares issued and outstanding)                                                               -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        34,617,276 shares issued and outstanding)                                                  34,617
    Additional paid-in capital                                                                    580,383
    Retained earnings                                                                           3,707,344
    Less: Deferred compensation                                                                   (75,000)
                                                                                               ----------

        Total Stockholders' Equity                                                              4,247,344
                                                                                               ----------

        Total Liabilities and Stockholders' Equity                                           $  9,865,616
                                                                                              ===========


            See notes to unaudited consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 For the Three Months             For the Six Months
                                                                   Ended October 31,                Ended October 31,
                                                           --------------------------------  ---------------------------------
                                                                2004             2003             2004             2003
                                                           ---------------  ---------------  ---------------  ----------------
NET REVENUES                                                  $ 3,159,151      $ 2,583,680      $ 6,458,285       $ 5,217,643

COST OF SALES                                                   2,257,682        1,723,228        4,507,595         3,509,558
                                                           ---------------  ---------------  ---------------  ----------------

GROSS PROFIT                                                      901,469          860,452        1,950,690         1,708,085
                                                           ---------------  ---------------  ---------------  ----------------

OPERATING EXPENSES:
     Non-cash compensation                                         87,500                -          175,000                 -
     Selling expenses                                             365,996          250,991          697,612           503,594
     General and administrative                                   198,882          112,878          515,698           281,383
                                                           ---------------  ---------------  ---------------  ----------------

        Total Operating Expenses                                  652,378          363,869        1,388,310           784,977
                                                           ---------------  ---------------  ---------------  ----------------

INCOME FROM OPERATIONS                                            249,091          496,583          562,380           923,108

OTHER INCOME (EXPENSE):
     Other income (expense)                                        (1,174)             861           25,432               (52)
     Interest expense, net                                        (11,588)         (22,055)         (31,153)          (45,885)
                                                           ---------------  ---------------  ---------------  ----------------

        Total Other Income (Expense)                              (12,762)         (21,194)          (5,721)          (45,937)
                                                           ---------------  ---------------  ---------------  ----------------

INCOME BEFORE INCOME TAXES                                        236,329          475,389          556,659           877,171

INCOME TAXES                                                     (135,664)        (156,878)        (299,902)         (289,466)
                                                           ---------------  ---------------  ---------------  ----------------

INCOME BEFORE MINORITY INTEREST                                   100,665          318,511          256,757           587,705

MINORITY INTEREST IN INCOME OF SUBSIDIARY                         (37,635)         (63,702)         (97,368)         (117,541)
                                                           ---------------  ---------------  ---------------  ----------------

NET INCOME                                                    $    63,030      $   254,809      $   159,389       $   470,164
                                                           ===============  ===============  ===============  ================

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic                     $      0.00      $      0.01      $      0.00       $      0.03
                                                           ===============  ===============  ===============  ================

      Net income per common share - diluted                   $      0.00      $      0.01      $      0.00       $      0.03
                                                           ===============  ===============  ===============  ================

     Weighted Common Shares Outstanding - basic                33,361,841       17,000,004       33,361,841        17,000,004
                                                           ===============  ===============  ===============  ================

     Weighted Common Shares Outstanding - diluted              34,861,841       17,000,004       34,861,841        17,000,004
                                                           ===============  ===============  ===============  ================



            See notes to unaudited consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Six Months
                                                                                               Ended October 31,
                                                                                     ---------------------------------------
                                                                                            2004                2003
                                                                                     ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                            $     159,389       $     470,164
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                            108,506             128,306
       Stock-based compensation                                                                 175,000                   -
       Minority interest                                                                         97,368             117,540
       Allowance for doubtful accounts                                                          (10,279)                  -
    Changes in assets and liabilities:
       Accounts receivable                                                                      468,272            (106,958)
       Inventories                                                                            1,239,029             (67,419)
       Prepaid and other current assets                                                          93,710              91,801
       Due from related parties                                                                (722,132)           (500,251)
       Other assets                                                                               9,903                (151)
       Accounts payable and accrued expenses                                                   (220,546)            574,964
       Income taxes payable                                                                     301,943             398,713
       Advances to customers                                                                   (239,816)            117,947
                                                                                     ------------------- -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     1,460,347           1,224,656
                                                                                     ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                       (691,765)           (834,826)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                    (691,765)           (834,826)
                                                                                     ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                          120,000                   -
    Payments on loans payable                                                                  (749,359)           (274,759)
                                                                                     ------------------- -------------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (629,359)           (274,759)
                                                                                     ------------------- -------------------

NET INCREASE IN CASH                                                                            139,223             115,071

CASH  - beginning of year                                                                       543,078             148,550
                                                                                     ------------------- -------------------

CASH - end of period                                                                      $     682,301       $     263,621
                                                                                     =================== ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
          Common stock issued for deferred compensation                                   $     150,000       $           -
                                                                                     =================== ===================

            See notes to unaudited consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

Sunwin International Neutraceuticals, Inc. (the "Company") was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. (Network). The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 80%-owned subsidiary, Qufu Natural Green Engineering Company Limited and its subsidiaries ("Qufu"), a company organized under the laws of the Peoples Republic of China. Qufu is engaged in the areas of essential traditional Chinese medicine, 100 percent organic herbal medicine, nutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients.

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

On April 30, 2004, under a Share Exchange Agreement, the Company issued 17,000,004 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Sunwin Tech Group, Inc., ("Sunwin") a Florida corporation, from its four shareholders: Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Sunwin with the former shareholders of the Company retaining 11,492,268 or approximately 36.3% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

In connection with the transaction, Sunwin purchased 4,500,000 shares of the common stock of Network USA owned by the former principal shareholders of Network for $175,000, and, at the closing, Sunwin distributed the 4,500,000 shares to Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin immediately prior to the closing.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)


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

Also, effective July 27, 2004, the Company effected a six for one (6:1) forward stock split of its issued and outstanding common stock. Each stockholder of record at the close of business on July 27, 2004 received five additional shares of common stock for each share of common stock held. All share and per-shares information has been restated to reflect this forward stock split.


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2004 are not necessarily indicative of the results for the full fiscal year ending April 30, 2005.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income (loss) per share

Net income (loss) per common share for the six months ended October 31, 2004 and 2003 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share."

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at October 31, 2004 was not material

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

NOTE 2 - INVENTORIES

At October 31, 2004, inventories consisted of the following:


         Raw materials                 $      2,060,307

         Work in Process                              -

         Finished goods                         577,881
                                          --------------
                                        $     2,638,188
                                           ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. At October 31, 2004, the Company had a receivable from Shengwang and its affiliated entities of $1,235,917.

NOTE 4 - STOCKHOLDERS EQUITY

Common Stock

On May 1, 2004, the Company entered into three one-year consulting agreements with third party consultants for business development services. In connection with these consulting agreements, the Company granted an aggregate of 1,500,000 shares of common stock. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. For the six months ended October 31, 2004, in connection with these shares, the Company recorded stock-based consulting expense of $75,000 and deferred consulting expense of $75,000, which will be amortized into stock-based consulting expense over the term of the contract.

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

          SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2004
                                  (UNAUDITED)

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

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

(f) Performance of subsidiaries' risk

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

Our operating expenses significantly increased for the six months ended October 31, 2004 from the six months ended October 31, 2003 as a result of increased selling expenses, which was attributable to increased shipping costs and local tax costs associated with our increased revenues, as well as increased general and administrative costs which is primarily attributable to our increased operations and, increases in repairs and maintenance and retooling expenses associated with an upgrade of our manufacturing facilities, and increases in professional fees associated with our SEC filings. These expenditures for repairs and maintenance and facility upgrades during fiscal 2004 and in fiscal 2005 should decrease in future periods as we anticipate that this project will be completed during the fourth quarter of fiscal 2005. We anticipate further increases in legal and accounting fees during fiscal 2005 which are associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2005 and beyond and fees and costs related to capital raising transactions. These increases could serve to further reduce our net income absent a significant increase in our revenues at the current gross profit margins.

Foreign Exchange Considerations

Because revenues from our operations in the PRC accounted for 100% of our consolidated net revenues for the fiscal year ended April 30, 2004 and for the six months ended October 31, 2004, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at October 31, 2004 was not material.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31,2004 AS COMPARED TO SIX MONTHS ENDED OCTOBER 31,2003

Revenues

For the six months ended October 31, 2004, our revenues were $6,458,285 as compared to $5,217,643 for the six months ended October 31, 2003, an increase of $1,240,642 or approximately 24%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of our animal medicine and Chinese medicine products offset by a decrease in the sale of our natural sweetener, stevioside. We anticipate that our net revenues will continue to increase in fiscal 2005 from amounts reported in fiscal 2004.

Cost of Sales and Gross Profit

For the six months ended October 31, 2004, cost of sales amounted to $4,507,594 or 70% of net revenues as compared to cost of sales of $3,509,558 or 67.3% of net revenues for the six months ended October 31, 2003, an increase of 29%. This increase resulted from an increase in the dollar amount of revenue. Additionally, we experienced an increase in raw material costs and overhead costs such as utilities during the six months ended October 31, 2004 as compared to the six months ended October 31, 2003. During the six months ended October 31, 2004, we increased our reserve for obsolete inventory by approximately $122,000.

Gross profit for the six months ended October 31, 2004 was $1,950,690 or 30% of revenues, as compared to $1,708,085, or 32.8% of revenues for the six months ended October 31, 2003.

Operating Expenses

For the six months ended October 31, 2004, total operating expenses were $1,388,310 as compared to $784,977 for the six months ended October 31, 2003, an increase of $603,333, or approximately 76.9%.

Included in this increase was:

           * For the six months ended October 31, 2004, we recorded non-cash compensation expense of $175,000 as compared to $0 for the six months ended October 31, 2003, an increase of $175,000 or 100%. This amount represented the value of shares of our common stock we issued as compensation for consulting services being rendered to us. In addition to this expense recognized in fiscal 2004 related to these consulting agreements, we have deferred consulting expenses of an additional $75,000 which will be recognized over the term of the agreements. While we anticipate that we will enter into similar agreements during fiscal 2005, we cannot predict the amount of expense which will be attributable to such agreements;

           * For the six months ended October 31, 2004, selling expenses amounted to $697,612 as compared to $503,594 for the six months ended October 31, 2003, an increase of $194,018, or approximately 38.6%. This increase is attributable to increased shipping costs and local tax costs associated with our increased revenues. Additionally, for the six months ended October 31, 2004, we increased our advertising and promotions spending compared to the same period in the prior year. We expect out selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products.

           * For the six months ended October 31, 2004, general and administrative expenses were $515,698 as compared to $281,383 for the six months ended October 31, 2003, an increase of $234,315, or approximately 83.3%. The increase is primarily attributable to an increase of approximately $150,000 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry. We expect this expense to decrease in the future since these upgrades will be completed by February 2005. Additionally, we experienced an increase in professional fees of $55,000 related to our corporate SEC filings and an overall increase in general and administrative expenses associated with an increase in operations.

           For the six months ended October 31, 2004, other income amounted to $25,432 as compared to other expenses of $(52) for the six months ended October 31, 2003. Other income for the six months ended October 31, 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

         For the six months ended October 31, 2004, interest expense was $31,153 as compared to $45,885 for the six months ended October 31, 2003.

           Our income before minority interest decreased $330,947, or approximately 57%, for the six months ended October 31, 2004 as compared to the six months ended October 31, 2003 primarily as a result of an approximate 2.5% decrease in our gross profit margins for the six months ended October 31, 2004 from 2003 period, together with the increase in total operating expense described above.

         For the six months ended October 31, 2004, we reported a minority interest in income of subsidiary (Qufu) of $97,368 as compared to $117,541 for the six months ended October 31, 2003. The minority interest in income of subsidiary is attributable to Qufu, which we allocate to our minority stockholders, had the effect of reducing our net income.

As a result of these factors, we reported net income of $159,390 or $.00 per share for the six months ended October 31, 2004 as compared to net income of $470,164 or $.03 per share for the six months ended October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2004 we had working capital of $3,594,774 and cash and cash equivalents of $682,301. At October 31, 2004, our cash position by geographic area is as follows:

           United States         $     3,900
           China                     678,401
                                   ---------
           Total                 $   682,301
                                   =========
         In May 2004, we repaid our notes payable totaling $100,000. Additionally, we raised cash proceeds of $120,000 from the sale our common stock.

         Net cash provided by operating activities for the six months ended October 31, 2004 was $1,460,347 as compared to $1,224,656 for the six months ended October 31, 2003. For the six months ended October 31, 2004, cash provided by operations consisted of cash received from net income of $257,032 and the add-back of non-cash items such as stock-based compensation of $175,000, depreciation and amortization expense of $108,506, and minority interest of $121,778 as well as changes in assets and liabilities of $808,310. For the six months ended October 31, 2003, cash provided by operations consisted of cash received from net income of $470,164 and the add-back of non-cash items such as depreciation and amortization expense of $128,306 and minority interest of $117,540 as well as changes in assets and liabilities of $508,646.

         Net cash used in investing activities for the six months ended October 31, 2004 was $691,765 as compared to net cash used in investing activities of $834,826 for the six months ended October 31, 2003, a decrease of $143,061 related to capital expenditures for the acquisition of manufacturing equipment.

         Net cash used in financing activities for the six months ended October 31, 2004 was $629,359 as compared to net cash used in financing activities for the six months ended October 31, 2003 of $274,759. For the six months ended October 31, 2004, we received cash from the sale of common stock of $120,000 offset by the repayment of loans of $749,359. For the six months ended October 31, 2003, we used proceeds to pay loans payable of $274,759.

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

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

             None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5. Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number              Description
-----------       ----------------
31.1          Certification by Chief Executive Officer Pursuant to Section 302
31.2          Certification by Chief Financial Officer Pursuant to Section 302
32.1          Certification by Chief Executive Officer Pursuant to Section 906
32.2           Certification by Chief Financial Officer Pursuant to Section 906

(2) Reports on Form 8-K

                None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Qufu, Shandong, China on December 22, 2004.


                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                               By: /s/ Baozhong Yuan
                                       Baozhong Yuan,
                               CEO, Principal Executive Officer