Form 10QSB
period 2005-01-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2005-03-18
CIK 806592

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



        For the fiscal quarter ended:    January 31, 2005
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 12, 2005 34,617,276 outstanding shares of common stock, $.001 par value per share.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED JANUARY 31, 2005
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet
               January 31, 2005 (Unaudited)....................................3
   Consolidated Statements of Operations (Unaudited)
               For the Three and Nine Months Ended January 31, 2005 and 2004...4

   Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended January 31, 2005 and 2004.............5

   Notes to Consolidated Financial Statements...............................6-11

   Item 2 - Management's Discussion and Analysis or Plan of Operation......12-19

   Item 3 - Controls and Procedures...........................................20


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................20

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.......20

   Item 3 - Default upon Senior Securities ...................................20

   Item 4 - Submission of Matters to a Vote of Security Holders...............20

   Item 5 - Other Information.................................................21

   Item 6 - Exhibits..........................................................21

   Signatures.................................................................21

                  SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                        January 31, 2005
                                          (Unaudited)




                                             ASSETS

CURRENT ASSETS:
    Cash                                                            $    670,506
    Accounts receivable (net of allowance for doubtful
    accounts of $1,583,704)                                            2,236,974
    Inventories (net of allowance for obsolete inventory
    of $183,419)                                                       2,324,669
    Due from related parties                                           1,153,452
    Prepaid expenses and other                                         1,058,022
                                                                    ------------
        Total Current Assets                                           7,443,623

PROPERTY AND EQUIPMENT - Net                                           2,747,961
                                                                    ------------
        Total Assets                                                $ 10,191,584
                                                                    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                  $     593,006
    Accounts payable and accrued expenses                              1,950,927
    Income taxes payable                                                 391,187
    Advances from customers                                              790,560
                                                                    ------------

        Total Current Liabilities                                      3,725,680

OTHER PAYABLES                                                           130,290
                                                                    ------------

        Total Liabilities                                              3,855,970
                                                                    ------------

MINORITY INTEREST                                                      1,813,083
                                                                    ------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value;1,000,000 Shares Authorized;
        no shares issued and outstanding)                                      -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        34,617,276 shares issued and outstanding)                         34,617
    Additional paid-in capital                                           586,872
    Retained earnings                                                  3,901,042
                                                                    ------------

        Total Stockholders' Equity                                     4,522,531
                                                                    ------------


        Total Liabilities and Stockholders' Equity                  $ 10,191,584
                                                                    ============

            See notes to unaudited consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                For the Three Months            For the Nine Months
                                                                  Ended January 31,               Ended January 31,
                                                           --------------------------------  ---------------------------------
                                                                2005             2004             2005             2004
                                                           ---------------  ---------------  ---------------  ----------------
NET REVENUES                                                  $ 2,705,396      $ 2,502,636      $ 9,163,681       $ 7,720,279

COST OF SALES                                                   1,768,743        1,719,781        6,276,338         5,229,339
                                                           ---------------  ---------------  ---------------  ----------------

GROSS PROFIT                                                      936,653          782,855        2,887,343         2,490,940
                                                           ---------------  ---------------  ---------------  ----------------

OPERATING EXPENSES:
     Non-cash compensation                                         45,000                -          220,000                 -
     Selling expenses                                             289,655          209,236          987,267           712,830
     General and administrative                                   233,401          164,284          749,099           445,667
                                                           ---------------  ---------------  ---------------  ----------------

        Total Operating Expenses                                  568,056          373,520        1,956,366         1,158,497
                                                           ---------------  ---------------  ---------------  ----------------

INCOME FROM OPERATIONS                                            368,597          409,335          930,977         1,332,443

OTHER INCOME (EXPENSE):
     Other income (expense)                                          (551)            (169)          24,881              (221)
     Interest expense, net                                        (24,455)          (8,607)         (55,608)          (54,492)
                                                           ---------------  ---------------  ---------------  ----------------

        Total Other Income (Expense)                              (25,006)          (8,776)         (30,727)          (54,713)
                                                           ---------------  ---------------  ---------------  ----------------

INCOME BEFORE INCOME TAXES                                        343,591          400,559          900,250         1,277,730

INCOME TAXES                                                      (89,244)        (132,185)        (389,146)         (421,651)
                                                           ---------------  ---------------  ---------------  ----------------

INCOME BEFORE MINORITY INTEREST                                   254,347          268,374          511,104           856,079

MINORITY INTEREST IN INCOME OF SUBSIDIARY                         (60,649)         (53,675)        (158,017)         (171,216)
                                                           ---------------  ---------------  ---------------  ----------------

NET INCOME                                                    $   193,698      $   214,699      $   353,087       $   684,863
                                                           ===============  ===============  ===============  ================

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic and diluted         $      0.01      $      0.01      $      0.01       $      0.04
                                                           ===============  ===============  ===============  ================

     Weighted Common Shares Outstanding - basic and diluted    34,617,276       17,000,004       34,198,798        17,000,004
                                                           ===============  ===============  ===============  ================



            See notes to unaudited consolidated financial statements
                                       -4-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             For the Nine Months
                                                                                               Ended January 31,
                                                                                     ---------------------------------------
                                                                                            2005                2004
                                                                                     ------------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                           $      353,087       $     684,863
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                            168,895             179,386
       Stock-based compensation                                                                 250,000                   -
       Minority interest                                                                        158,017             171,215
       Allowance for doubtful accounts                                                           (8,782)                  -
    Changes in assets and liabilities:
       Accounts receivable                                                                      394,844            (179,867)
       Inventories                                                                            1,552,548            (121,379)
       Prepaid and other current assets                                                        (477,492)             28,916
       Due from related parties                                                                (639,667)            (69,635)
       Other assets                                                                              12,077                   -
       Accounts payable and accrued expenses                                                   (302,299)            333,939
       Income taxes payable                                                                     391,187              72,956
       Advances to customers                                                                   (239,816)            117,947
                                                                                     ------------------- -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     1,612,599           1,218,341
                                                                                     ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                       (844,942)           (883,553)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                    (844,942)           (883,553)
                                                                                     ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                          120,000                   -
    Payments on loans payable                                                                  (760,229)           (301,329)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                                                    (640,229)           (301,329)
                                                                                     ------------------- -------------------

NET INCREASE IN CASH                                                                            127,428              33,459

CASH  - beginning of year                                                                       543,078             148,550
                                                                                     ------------------- -------------------

CASH - end of period                                                                     $      670,506       $     182,009
                                                                                     =================== ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
          Common stock issued for deferred compensation                                   $     150,000       $           -
                                                                                     =================== ===================



            See notes to unaudited consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

Sunwin International Neutraceuticals, Inc. (the "Company") was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. (Network). The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 80%-owned subsidiary, Qufu Natural Green Engineering Company Limited and its subsidiaries ("Qufu"), a company organized under the laws of the Peoples Republic of China. Qufu is engaged in the areas of traditional Chinese medicine, 100 percent organic herbal medicine, nutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients.

On January 26, 2004, effective February 1, 2004, Sunwin Tech Group, Inc. a Florida corporation that is now a wholly-owned subsidiary of the Company ("Sunwin Tech") entered into a Stock Purchase Agreement with Shandong Shengwang Pharmaceutical Group Corporation ("Shandong"), a 90% shareholder of Qufu and its subsidiaries. Qufu is a Chinese limited liability company with principal offices in Qufu City, Shandong, China. Qufu was founded in July 1999 and was re-registered in January 2004 in order to change its capital structure. Under this agreement, Shandong exchanged 80% of the issued and outstanding capital stock of Qufu in exchange for 100% of the issued and outstanding capital stock of Sunwin Tech with a fair market value of $95,000. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Qufu, pursuant to which Sunwin is treated as the continuing entity.

On April 30, 2004, under a Share Exchange Agreement, the Company issued 17,000,004 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Sunwin Tech from its four shareholders:
Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Sunwin Tech with the former shareholders of the Company retaining 11,492,268 or approximately 36.3% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

In connection with the Share Exchange Agreement, Sunwin Tech purchased 4,500,000 shares of the common stock of Network owned by the former principal shareholders of Network for $175,000, and, at the closing, Sunwin distributed the 4,500,000 shares to Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin Tech immediately prior to the closing.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

The Company (Continued)

The Company filed an amendment to its Articles of Incorporation on July 12, 2004 to change its name, and to increase the number of shares of common stock it is authorized to issue to 200,000,000 shares, $.001 par value per share.

Also, effective July 27, 2004, the Company effected a six for one (6:1) forward stock split of its issued and outstanding common stock. Each stockholder of record at the close of business on July 27, 2004 received five additional shares of common stock for each share of common stock held. All share and per-share information has been restated to reflect this forward stock split.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 2005 are not necessarily indicative of the results for the full fiscal year ending April 30, 2005.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income (loss) per share

Net income (loss) per common share for the nine months ended January 31, 2005 and 2004 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share."

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

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at January 31, 2005 was not material

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

NOTE 2 - INVENTORIES

At January 31, 2005, inventories consisted of the following:


         Raw materials            $      1,586,367

         Finished goods                    738,302
                                     --------------

                                  $      2,324,669
                                     ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. At January 31, 2005, the Company had a receivable from Shengwang and its affiliated entities of $1,153,452. The receivable is payable on demand

NOTE 4 - STOCKHOLDERS EQUITY

Common Stock

On May 1, 2004, the Company entered into three one-year consulting agreements with third party consultants for business development services and for management services relating to the payment of professionals for legal and accounting services. In connection with these consulting agreements, the Company granted an aggregate of 1,500,000 shares of common stock. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. For the nine months ended January 31, 2005, in connection with these shares, the Company recorded stock-based consulting expense of $120,000 and professional fees of $30,000.

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

NOTE 5 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are mainly derived from sale of herbs, beet sugar and veterinary products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC, or other factors affecting the political, economic or social conditions in the PRC could have a material adverse effect on the Company's financial condition.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2005
                                   (UNAUDITED)

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

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit or loss for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit or loss depending on exchange rate of Chinese Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk
The Company's future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. Moreover, the Company is dependent upon a consultant who has been engaged to act as the Company's representative in the United States and who is primarily responsible for serving as the United States liaison with the Company's legal and accounting professionals. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees and consultants. Competition for these individuals is intense and increasing.

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

This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in securing financing to fund operations and expansion, our ability to overcome economic, political and social challenges of operations in the PRC, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

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

While we believe that our revenues for fiscal 2005 will be at least equal to our revenues for fiscal 2004, we are dependent upon the addition of this manufacturing line for any significant increase in revenues in future periods. We are also subject to a variety of risks, many of which we cannot control, which could adversely effect revenues in future periods. These risks include, but are not limited to, weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers, increased competition or market pressure which may result in reduced prices for our products and changes in economic, political or social policies in the PRC which may adversely effect private companies such as ours.

Our operating expenses significantly increased for the nine months ended January 31, 2005 from the nine months ended January 31, 2004 as a result of increased selling expenses, which was attributable to increased shipping costs and local tax costs associated with our increased revenues, as well as increased general and administrative costs which is primarily attributable to our increased operations and, increases in repairs and maintenance and retooling expenses associated with an upgrade of our manufacturing facilities, and increases in professional fees associated with our SEC filings. These expenditures for repairs and maintenance and facility upgrades during fiscal 2004 and in fiscal 2005 should decrease in future periods as we anticipate that this project will be completed during the fourth quarter of fiscal 2005. We anticipate further increases in legal and accounting fees during fiscal 2005 which are associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2005 and beyond and fees and costs related to capital raising transactions. These increases could serve to further reduce our net income absent a significant increase in our revenues at the current gross profit margins.

Foreign Exchange Considerations

Because revenues from our operations in the PRC accounted for 100% of our consolidated net revenues for the fiscal year ended April 30, 2004 and for the nine months ended January 31, 2005, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at January 31, 2005 was not material.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2005 AS COMPARED TO NINE MONTHS ENDED JANUARY 31, 2004

Revenues

For the nine months ended January 31, 2005, our revenues were $9,163,681 as compared to $7,720,279 for the nine months ended January 31, 2004, an increase of $1,443,402 or approximately 18.7%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of our Chinese medicine offset by a decrease in the sale of our animal medicine products and decrease in the sale of our natural sweetener, stevioside. We anticipate that our net revenues will continue to increase in fiscal 2005 from amounts reported in fiscal 2004.

Cost of Sales and Gross Profit

For the nine months ended January 31, 2005, cost of sales amounted to $6,276,338 or 68.5% of net revenues as compared to cost of sales of $5,229,339 or 67.7% of net revenues for the nine months ended January 31, 2004, a percentage increase of 1.2%. This increase resulted from an increase in the dollar amount of revenue. Additionally, we experienced an increase in raw material costs and overhead costs such as utilities during the nine months ended January 31, 2005 as compared to the nine months ended January 31, 2004.

Gross profit for the nine months ended January 31, 2005 was $2,887,343 or 31.5% of revenues, as compared to $2,490,940, or 32.3% of revenues for the nine months ended January 31, 2004.

Operating Expenses

For the nine months ended January 31, 2005, total operating expenses were $1,956,366 as compared to $1,158,497 for the nine months ended January 31, 2004, an increase of $797,869 or 68.9%.

Included in this increase was:

           * For the nine months ended January 31, 2005, we recorded non-cash compensation expense of $220,000 and non-cash professional fees of $30,000 as compared to $0 for the nine months ended January 31, 2004, an increase of $250,000 or 100%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2005, we cannot predict the amount of expense which will be attributable to such agreements;

           * For the nine months ended January 31, 2005, selling expenses amounted to $987,267 as compared to $712,830 for the nine months ended January 31, 2004, an increase of $274,437 or 38.5%. This increase is attributable to increased shipping costs, local tax costs and commissions associated with our increased revenues. We expect out selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products.

           * For the nine months ended January 31, 2005, general and administrative expenses were $749,099 as compared to $445,667 for the nine months ended January 31, 2004, an increase of $303,432, or 68%. The increase is primarily attributable to an increase of approximately $45,000 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry. We expect this expense to decrease in the future since these upgrades will be completed by February 2005. Additionally, we experienced an increase in professional fees of $55,000 related to our corporate SEC filings and an overall increase in general and administrative expenses such as salaries and rent associated with an increase in operations.

           For the nine months ended January 31, 2005, other income amounted to $24,881 as compared to other expenses of $(221) for the nine months ended January 31, 2004. Other income for the nine months ended January 31, 2005 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

         For the nine months ended January 31, 2005, interest expense was $55,608 as compared to $54,492 for the nine months ended January 31, 2004.

           Our income before minority interest decreased by $344,975 or 40% to $511,104 for the nine months ended January 31, 2005 as compared to $856,079 for the nine months ended January 31, 2004 primarily as a result of an approximate 0.8% decrease in our gross profit margins for the nine months ended January 31, 2005 from 2004 period, together with the increase in total operating expense described above.

         For the nine months ended January 31, 2005, we reported a minority interest in income of subsidiary (Qufu) of $158,017 as compared to $171,216 for the nine months ended January 31, 2004. The minority interest in income of subsidiary is attributable to Qufu, which we allocate to our minority stockholders, had the effect of reducing our net income.

As a result of these factors, we reported net income of $353,087 or $.01 per share for the nine months ended January 31, 2005 as compared to net income of $684,863 or $.04 per share for the nine months ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2005 we had working capital of $2,981,318 and cash and cash equivalents of $670,506. At January 31, 2005, our cash position by geographic area is as follows:

           United States    $         -
           China                670,506
                          -------------
           Total            $   670,506
                          =============

         We raised cash proceeds of $120,000 from the sale our common stock.

         Net cash provided by operating activities for the nine months ended January 31, 2005 was $1,612,599 as compared to $1,218,341 for the nine months ended January 31, 2004. For the nine months ended January 31, 2005, cash provided by operations consisted of cash received from net income of $353,087 and the add-back of non-cash items such as stock-based compensation of $250,000, depreciation and amortization expense of $168,895, and minority interest of $158,017 as well as changes in assets and liabilities of $691,682. For the nine months ended January 31, 2004, cash provided by operations consisted of cash received from net income of $684,863 and the add-back of non-cash items such as depreciation and amortization expense of $179,386 and minority interest of $171,215 as well as changes in assets and liabilities of $182,877.

         Net cash used in investing activities for the nine months ended January 31, 2005 was $844,942 as compared to net cash used in investing activities of $883,553 for the nine months ended January 31, 2004, a decrease of $38,611 related to capital expenditures for the acquisition of manufacturing equipment.

         Net cash used in financing activities for the nine months ended January 31, 2005 was $640,229 as compared to net cash used in financing activities for the nine months ended January 31, 2004 of $301,329. For the nine months ended January 31, 2005, we received cash from the sale of common stock of $120,000 offset by the repayment of loans of $760,229. For the nine months ended January 31, 2004, we used proceeds to pay loans payable of $301,329.

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

(f) Performance of subsidiaries risk

Currently, a majority of the Company's revenues are derived via the operations of the subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that three of the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

o        Any obligation under certain guarantee contracts;

o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5. Other Information

               On February 18, 2005, we received the resignation of (a) Baozhong Yuan as our chief executive officer and a director and (b) Lei Zhang as our secretary. On February 5, 2005, our board of directors appointed Dongdong Lin as our chief executive officer, secretary and a director, and Huaizhi Chen, as our vice president of finance and a director. Each will serve as a director until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.

         In March 2005, we entered into a letter of intent to acquire 55% of the outstanding shares of Jining Stevia Manufacturing Company ("Jining") in a share exchange. Jining is a manufacturer of stevia, a low calorie natural sweetener made from beets. Completion of the transaction is subject to the negotiation and execution of a mutually satisfactory stock exchange agreement, receipt of audited financial statements of Jining, receipt of necessary corporate approvals by both parties, satisfactory completion of due diligence and other customary conditions of closing

Item 6.  Exhibits

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





                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Qufu, Shandong, China on March 18, 2005.


                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                         By: /s/ Dongdong Lin
                                 Dongdong Lin  CEO, Principal Executive Officer