Form 10KSB
period 2005-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2005-08-15
CIK 806592

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from to

                        Commission File Number 033-10456

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
                          (Formerly Network USA, Inc.)
                          ----------------------------
                 (Name of small business issuer in its charter)



         Nevada                                        56-2416925
----------------------------                 ----------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


6 Youpeng Road, Qufu, Shandong, China                       273100
----------------------------------------             --------------------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number   (86)537-4424999
                          --------------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered

               None                                Not Applicable
      -----------------------                   ------------------------
       (Title of each class)

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                               -------------------
                                (Title of class)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           State issuer's revenues for its most recent fiscal period. $12,114,006 for the fiscal year ended April 30, 2005.

           State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Sunwin's common stock on August 11, 2005 is approximately $3,039,747.

           State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of August 1, 2005, 43,367,276 shares of common stock are issued and outstanding.


Transitional Small Business Disclosure Form (check one):  Yes       No   X

                                                              ----     -----

          When used in this prospectus, the terms "Sunwin," "we," and "us" refers to Sunwin International Neutraceuticals, Inc. an Nevada corporation, our subsidiary, Sunwin Tech Group, Inc., a Florida corporation, Sunwin Tech's majority owned subsidiary Qufu Natural Green Engineering Company, Limited ("Qufu") and Qufu's three wholly owned subsidiaries, Shengya Veterinary Medicine Co., Ltd (formerly known as Shangong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory.

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


                                     PART I

ITEM 1.               DESCRIPTION OF BUSINESS.

We sell stevioside, a natural sweetener, veterinary products and herbs used in traditional Chinese medicine in the People's Republic of China (PRC or China). All of our operations are located in the PRC. As an industry leader in agricultural processing, we have built an integrated firm with the sourcing and production capabilities to meet the needs of our customers. The Sunwin family works closely with consumers to provide a quality, value, and a hybrid mix of agricultural products and services that meet growing demand.

         Our operations are organized into three main product groups:

              o   Stevioside - a natural sweetener,

              o   Veterinary medicines; and

              o   Traditional Chinese medicine formula extracts.

         Stevioside - a natural sweetener

         We manufacture and sell stevioside, a 100% natural sweetener which is extracted from the leaves of the Stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family. For the fiscal year ended April 30, 2005 revenues from this product group represented approximately 46% of our total net revenues.

         We are one of the leading manufacturers of stevioside in the PRC. We have been engaged in the continuous production of stevioside since 1998. Our present capacity is approximately 200 tons annually, which will be increased to approximately 300 tons annually in July 2005 following the completion of ongoing expansion of our manufacturing facilities According to the 2004 China Stevioside Sugar Association report, 300 tons annually will account for approximately one sixth of the total capacity of the top 10 stevioside manufacturers in the PRC.

         We are a perennial member of China Stevioside Sugar Association,which was established in November 1988. The association seeks to contribute its efforts, and the strength of its members to harmonize the relationships among other participants of this industry, to promote the technology innovation, to supervise the quality control, to set self-discipline market prices, to assist the association to set long-term goals, industrial policy and technical standard, and to collect information on the domestic and foreign stevioside industry and supply the information to its members.

         The leaves of the Stevia rebaudiana plant have been used for centuries to sweeten bitter beverages and to make tea in the plant's native Paraguay. In 1931 French chemists extracted the compounds which give stevia its sweet taste. According to a testing report issued by one of our customers in Japan, these extracts, called steviosides, were found to be 250 to 300 times sweeter than sucrose (ordinary table sugar). Stevioside, the major sweetener present in the leaf and stem tissue of the stevia rebaudiana plant, was first seriously considered as a sugar substitute in the early 1970's by a Japanese consortium formed for the purpose of commercializing stevioside and stevia extracts.

           Stevia is grown commercially in Brazil, Paraguay, Uruguay, Central America, Israel, Thailand and China. The Stevia rebaudiana plant was first introduced to China in 1977 and wide planting of stevia started in the mid-1980's. There are two major species of stevia grown in China; one is cultured by Chinese researchers and the other was introduced from Japan. According to the China Stevioside Sugar Association, China has grown into the world's largest exporting country of stevioside, with a volume exceeding 80% of the overall amount of stevioside used in the world. Most stevioside is exported by Chinese manufacturers, primarily to Japan and South Korea. Japan consumes more stevia than any other country and it is estimated that stevia accounts for 40% of the sweetener market in Japan according to the China Stevioside Sugar Association.

         We believe that the worldwide demand for healthy sugar is rising, and we estimate that the demand for stevioside in recent years is increasing at a rate of 15% to 20% every year. According to the China Stevioside Sugar Association, in 2002, worldwide demand for stevioside exceeded 1,200 tons and China supplied more than 1,000 tons, accounting for 80% of worldwide consumption of stevioside. In 2003, as a result of the overall economic decline in China due mainly to the SARS outbreak, our production and sales of stevioside decreased to 176 tons, however, during 2004 the production recovered to the approximate sales levels of 2002. In 2004, our stevioside production reached 150 tons, which according to the China Stevioside Sugar Association, accounted for approximately 8.3% of the global production.

         The use of stevioside

         Generally, no large scale mechanized production has been established and stevia sweeteners are not yet found in mainstream food products in most countries of the world. Progress towards large scale commercialization has been slow, largely due to difficulties in producing the crop, the poor quality of stevia extracts and the absence of regulatory approvals essential for stevia sweeteners in the North American and European markets.

         While stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives (GB2760), the number of countries in the world which permit the use of stevioside as a food additive is limited. At present Japan, Korea, China, Taiwan, Indonesia, Israel, German Brazil and Paraguay permit the use of stevioside as a sweetener and food additive. In these countries stevioside may be used in a wide variety of products including soft drinks, Japanese-style processed vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products. The countries, however, which do not permit the use of stevioside as a food additive include most Western nations.

         While stevioside may be used as a dietary supplement in the U.S. since the mid-1980's the United States Food and Drug Administration (FDA) has labeled stevia as an "unsafe food additive." The FDA's position is that available toxicological information on stevia is inadequate to demonstrate its safety as a food additive or to affirm its status as generally recognized as safe. When sold as a dietary supplement, dietary ingredients, including stevia, are not subject to the food additive regulations of the FDA.

         Canada and Australia also permit the use of stevioside as a dietary supplement but not as a food additive. In 1999, the Canadian Food Inspection Agency, the equivalent of the FDA, issued a notice of detention to companies in Canada who attempt to move, sell or dispose of stevia products. Stevia is also not approved for use in the European Union, Singapore or Hong Kong.

         The Joint FAO/WHO Expert Committee on Food Additives is an international scientific committee that is administered by the Food and Agriculture Organization of the United Nations (FAO) and the World Health Organization (WHO). Since 1956 the committee has evaluated the use of food additives as well as other food hazards and is recognized as an international authority in the risk assessment of food hazards. In 1998 the committee conducted an evaluation of the safety of stevioside. As a result of incompleteness in search findings, the committee has not yet reached a conclusion as to the safety of stevioside as a food additive. In addition, the committee could not allocate an acceptable daily intake to stevioside because of the shortcomings of the research findings. The committee recommended that new studies should be performed before re-reviewing the toxicity of stevioside and asked that additional information regarding the pharmacological effects of stevioside on humans be provided by 2007.

         In 1999, the Scientific Committee on Food of the European Commission (now the European Union), citing both the findings of the Joint FAO/WHO Expert Committee on Food Additives and its own conclusions that additional studies on the safety of stevioside are needed, issued its opinion that stevioside is not acceptable as a sweetener on the then presently available data. Countries in both Central America and South America generally adhere to the European Union's guidelines, as do the countries of the European Union.

         In response to the request by the European Commission for more research on the safety of stevioside, in 2003, Professors Jan Geuns of the Laboratory for Functional Biology and Johan Buyse of the Laboratory of Physiology and Immunology of Domestic Animals of the Katholieke Universiteit Leuven in Belgium set up the European Stevia Research Centre at K.U. Leuven in order to coordinate research on stevia and stevioside. One of the centre's goals is to develop a European quality label for stevioside which would hopefully lead to the eventual lifting of the European ban on stevioside. The European Stevia Research Centre held the first international symposium on the safety of stevioside in April 2004. Foreign specialists and K.U. Leuven scientists were invited to give an overview of the recent stevioside research. The proceeding of the symposium reached the general conclusion that the use of stevioside as a sweetener is safe. It is presently unknown, however, if or when the European Union will alter its initial findings and determine that the use of stevioside as a food additive is safe for humans.

         Our customers

         We sell stevioside on a wholesale basis to customers primarily located in China and Japan. Our target market for customers of our stevioside product are domestic food manufacturers and larger foreign trade companies which export the products from the PRC to Japan, Korea and Southeast Asia. Our major customers include China Minemetals Corporation, Shanghai Sanming Food Co., Ltd., Shandong Pharmaceutical & Healthcare Co., Ltd., Shanghai Folo Trade Co., Ltd. Hangzhou Tian-Mu-Shan Pharmaceutical Enterprises Co. Ltd. and Nanjing FenQin Bio-Chemical Co. Ltd. For the fiscal year - ended April 30, 2005 revenues from two of our manufacturer customer represented approximately 15% and approximately 10% of our total net revenues from this product group. We do not have contracts with our customers and sales are made under a purchase order arrangement with payment in full on the order due prior to shipment.

         Raw materials

         In China, Shandong Province where our operations are located is the main stevioside planting and production base. To ensure the supply of raw material, we acquire raw materials through a combination of exclusive planting contracts with local farmers and purchases at market or from local farmers. Approximately 30% of our supply of stevia comes from growing contracts with several large plantations in China covering approximately 277 acres used to grow stevioside rebaudiana. Under the terms of these contracts we generally pay the farmer 30% of the contract price at the time the seed is planted, generally in March of each year, and the remaining 70% upon delivery of the leaves. We pay for leaves purchased at market or from local farmers at the time of purchase. In order to improve quality of the stevia and management to avoid degeneration, our company has set up a fine breed base so that we can enhance the control and correspond the prices of stevia raw material, seed and stevioside production.

         Based upon our historical experience, the average price of dry leaves of stevia generally ranged from RMB 5,500 to RMB 6,000 per ton, or approximately $695 per ton, and the price of stevioside was approximately RMB 200,000 per ton, or approximately $24,160 per ton. In the later half of 2003, the raw material market in China was adversely affected by weather conditions. The South China planting bases were adversely affected as a result of a drought in the Jiangxi Province and excessive rains in the Henan, Jiangsu and Anhui Provinces. Certain agriculture policies enacted in North China had the effect of limiting the farmer's initiative to plant crops, including stevia. As a result, since September 2003, declining supply of raw materials has resulted in a steady increase in the market price of dry leaves and finished product. The cost of stevioside went up, followed by the rising prices. Currently the price of stevia leaves is approximately RMB 15,000 per ton, or approximately $1,812 per ton, and the price of stevioside ranges from approximately RMB 270,000 to approximately RMB 280,000 per ton, or approximately $33,220 per ton.

        As a result of the planting contracts we have entered into with local farmers, and our inventory of dry leaves at the time of the price increases, we have been able to ensure our supply of stevia leaves at reasonable prices.

         Stevioside products are graded by the quality and the prices vary from different grades. Each grade has a national reference price which is fixed upon the national average cost of goods sold for a certain period. Taking into account the slight difference of producing cost at the same grade due to the different manufacturing environment, the selling price of stevioside products at the same grade may float within a 3% to 5% range based on the reference price. As a representative of the whole industry and a member of National Price Corresponding Team, our company also participants the setting of the national unitive reference price of the stevia seeds, dry leaves and stevioside.

         Extraction and packaging

         We use the traditional extraction technology of a natural "aqueous extraction" process which involves the use of purified water extraction and air dehydration to produce our stevioside. This all natural method results in a pure white stevia crystal, with no brownish coloring. We set our production schedules based on the market demand and our capability. In 2001, we increased our annual productivity of stevioside from 200 tons to 300 tons by utilizing an advanced technology alteration that improves the purity and production of the stevioside. We recently acquired new technology which enhances the extraction process enabling us to increase the purity of our stevioside which results in a more flavorful product. We are cooperating with the China Agriculture Institute and other national research facilities to increase the output of stevioside by improving the manufacturing protocol and developing new products.

         The extraction process for stevioside generally takes seven days. The plant leaves are first dried and then undergo a quality control inspection to ensure only good quality leaves are used in the extraction process. We then use a combined process involving a solid/liquid extraction step, followed by a liquid/liquid-purifying step that is traditionally used to extract the steviosides from stevia. Once the extraction process has been completed, the final product is ready for packaging and shipment to our customers. We bulk package our stevioside in 10 kilo packages, two per box.

         We generally maintain an inventory of stevia leaves equal to approximately one year of finished product as well as an inventory as we need approximately 200 tons of stevia leaves to maintain a regular production schedule. We generally maintain an inventory of finished product equal to approximately one month's average sales.

         Veterinary medicines

         We manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. For the fiscal year ended April 30, 2005 sales of this product group represented approximately 28% of our total net revenues.

         According to the China Animal Health Association, we are one of the top three companies in this product category in Shandong Province and one of the top 50 in the PRC. We are a leading advocator of preparing the animal medicine from Chinese herbs, especially in antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure Traditional Chinese medicines or combining Traditional Chinese medicine with Western medicine. Our products in this group include veterinary medicine (Traditional Chinese medicine and Western medicine), feed additives, feeds and disinfectors. These products are sold to 28 Provinces of China.

         We also manufacturer and sell animal feed additives. Historically, antibiotics were added to animal feed in an effort to produce healthier animals. However, scientists now believe that this practice can produce some unforeseen and unwanted effects. Some studies indicate that the antibiotics and chemical compound medicines that are contained in feeds will accumulate in the animal body, and can possibly cause harm to human beings. Penicillin, streptomycin and sulfanilamide medicines often emit allergic and abnormal reactions; aureomycin can lead to allergic reactions; chloromycetin can arouse anti-regenerating anemia, hemoblast reducing, and liver damnification; olaquindox can cause abnormal gene development; and furazolidone can create cancerous cells in animal organisms.

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

         The use and/or abuse of antibiotics has affected countries around the world. For example, in Belgium, France, Germany and Holland, dioxins polluted the feeds and in turn caused damage to the livestock population. The outbreak of bovine spongiform encephalopathy (BSE or Mad Cow disease) in Britain not only decimated the British livestock markets but had a worldwide effect on beef production. It was reasoned that a certain population of virus in these cows might have developed a drug-resistant strain. In recent years, many countries have regulated the use of antibiotics additives through legislation. In the middle of the 1970's, the European Economic Council adopted regulations prohibiting the use of penicillin and acheomycin as feed additives. In 1977, U.S. Food and Drug Administration limited using bacteriophage as the feed additive and regulated the zinc-bacitracin as the special feed additive for the livestock and birds. Since olaquindox, furazolidone and chloromycetin were forbidden as applications on edible animals in the European Community, the EU began to forbid four antibiotics including zinc-bacitracin and tylosin to use in feeds at the end of 1998.

         Animal feed additives based upon Traditional Chinese medicine are increasingly being regarded as desirable as they lack the drawbacks of chemical compounds, even though these Traditional Chinese medicines may not be as potent as chemical compounds in terms of stimulating growth of livestock. Many Traditional Chinese medicines have double functions of nourishment and medicament, which not only accelerate the sucrose metabolism of the organism and synthesis of the protein and enzyme, but also increase the efficiency of the antibody and the growth of the sex gland. The health growth of the sex gland would in turn enhance muscular system development. The Traditional Chinese medicines have the effect of sterilizing and resisting the bacteria and adjusting the organism immunity function. As a result of these benefits, many countries are developing and researching the natural Traditional Chinese medicine feed additives.

         Compared with antibiotics and chemical compounds feed additives, the natural Traditional Chinese medicine feed additives have the following advantages:

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

         China began to expand the use of the ClO2 disinfector at the beginning of the 1990s. In 1992, it was listed in health standard by the China National Food Additive Standard Committee. On February 19, 2004, we attended the Bird Flu convention conference organized by the Ministry of Agriculture in Beijing. The Ministry of Agriculture sanctioned our new ClO2 disinfector as a Ministry recommended product for Bird Flu prevention.

         Our Sunwin brand ClO2 disinfector is a steady ClO2 disinfector and can be used directly without activation and dilution. The traditional ClO2 disinfector requires a stability dose to stabilize it after production and needs to be activated and diluted before use. If it is not used in time after activation, the effective substances will be depleted thoroughly in four to six hours. Our product can restrain the chemical activity of the activated ClO2 and can control the ClO2 to release the effective compounds slowly. The product has a storage life of 18 months after dilution. At present, this steady ClO2 disinfector product has been used in a wide variety of disinfectant and sterilization applications including waste and sewage disposal and sterilization of food utensils.

         Our customers

         We sell our veterinary medicine products on a wholesale and retail to livestock and poultry farmers, retail veterinary product outlets and large scale cultivating businesses. Our principal customers include Chengde Chengxing Animal Hospital, Ha'erbin Donghui Veterinary Products Store, Xiantan Golddragon Veterinary Co. Ltd., Gao'an Aquatic Bureau, Shandong Veterinary Supervision Office and Hebei Veterinary Station. No customer accounts for more than 10% of our net revenues in this product category. We do not have contracts with our customers and sales are made under a purchase order arrangement. General payment terms for our veterinary medicine products range from prepaid prior to shipment to net 60.

         Raw Materials

         We purchase the raw materials for medicines and feed additives produced by us on the open market from a number of suppliers to ensure best price and high quality ingredients. For products which are based on traditional Chinese medicines, we use extract formulas produced by our traditional Chinese medicine formula extract group described below. We have not experienced any difficulty in obtaining the necessary raw materials for our veterinary medicine products.

         Traditional Chinese medicine formula extracts

         Our third product group is the manufacturing and sale of traditional Chinese medicine formula extracts. These extracts are used in products made for use by both humans and animals. For fiscal year ended April 30, 2005 this product group represented approximately 26% of our total net revenues.

         Traditional Chinese medicine is based on a "five element theory" and those elements are wood, earth, metal, fire, and water. Our bodies have two energy channels (meridians) representing organ systems in each of those five elements of nature. Optimally, these all work in balance and in synchronized harmony. In the process of defending against diseases for thousands of years, Chinese herbal medicine has been developed and systemized based upon theoretical principles as a means of both the prevention and treatment of illness and disease. A complex system of diagnostic methods take into consideration the person as a whole, not just isolated symptoms. A "pattern of disharmony" is discovered and treated accordingly. The aim is not necessarily to eliminate or alleviate symptoms. The objective, rather, is to increase both the ability to function and the quality of life. The restoration of harmony is integral to Chinese herbal medicine. After a diagnosis is made, herbs are selected and combined, or a well-known traditional formula is prescribed and the formula is adjusted to fit the patient's symptoms and diagnosis.

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

         According to our research, there are over 400 different commonly used types of traditional Chinese medicine extracts. We manufacture and sell approximately 120 different extracts which can be divided into the following three categories:

        o        single traditional Chinese medicine extracts,
        o        compound traditional Chinese medicine extracts, and
        o purified extracts, including active parts and monomer compounds such as soy isoflavone.

The following formula extracts and single extracts are our main products.

        Veterinary medicine products

        o Epimedium powder which is used to tonify the kidney, invigorate yang, strengthen muscles and bones and as anantiheumaitc,

        o mixed powder which is used to prevent and cure chronic respiratory failure caused by septicemia and infective bronchitis,

        o Sihuang mixed powder which is used to cure colibacillois and hypercathasis of poultry, and

        o mixed powder used to cure seasonal febrile diseases of poultry and bursa of fabricius and epiornitic,

        Medium products for human medicine

        o Astragalus root extracted powder which is used to replenish qi (oxygen) and keep yang-qi ascending, to consolidate superficial resistance to cause diuresis and to promote pus discharge and tissue regeneration,

        o Scutellaria root extracted powder which is used to remove heat, dampness and toxic substances, to purge intense heat and to prevent miscarriage,

        o Honeysuckle flower extracted powder which is used to remove heat and toxic substance and to dispel wind-heat,

        o Liquorice extracted powder which is used to tonify the middle-jiao and replenish qi to remove heat and toxic substance, to moisturize the lung and arrest cough, and to relieve spasm and pain, and

        o Hawthorn fruit extracted powder which is used to remove food stagnancy and blood stasis.

         Our customers

          We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and large animal pharmaceutical manufacturers. Our primary customers include Zhucheng Xinde Foreign Trade Co., Ltd., Shangdong Liuhe Feed Co., Ltd., Najing Traditional Chinese Medicine University, Taiyuan Hengfengqiang Bio-Tech Development Co., Ltd., Beijing Xiangshang Veterinary Factory and Hefei Huarui Co., Ltd. For the fiscal year ended April 30, 2005 revenues from one of our customer represented approximately 10% of our total net revenues from this product group. We do not have contracts with our customers and sales are made under a purchase order arrangement. We generally require 10% to 30% deposit at the time when the order is submitted, and offer payment terms of between six months to one year for the balance of the order. The accounts receivable generated by our veterinary medicine product group represents 70% to 80% of our total accounts receivable from time to time.

        Raw materials

         The business of extraction of Chinese herbs is a fast growing industry in China following its membership in the WTO. Many industries, including pharmaceutical companies, chemical companies, health products companies, biological engineering companies and research and development institutions, have entered the field. A key factor to success in this industry is where the herb grows. "San Qi", a very popular herb, grows in Yun Nan province so many companies engaging in extraction have established operations there. For the same reason, the companies in Inner Mongolia are focusing on production of "Gan Cao" extraction, and most companies in Ji Lin province are preparing the extraction of ginseng while in Xin Jiang province, companies are extracting the "Ma Huang Su" and "Gan Cao".

         Currently, most raw material purchases are from the country's well-known herbal planting bases in the Shangluo Area of Shanxi Province which is located in Qinlin Area and nicknamed the Chinese Traditional Medicine Treasury, as well as the Haozhou Area of Anhui Province and the Anguo Area of Hebei Province, which are the two largest herbal markets of China. We purchase raw materials from a number of suppliers to ensure favorable pricing, steady supplies as well as quality materials.

         Formulation, Manufacturing and packaging

         We manufacture approximately 120 extracts used in traditional Chinese medicine. The production time is generally seven days. These formulas are either commonly used formulas published in the National Medicine Dictionary or utilizing the Shandong Province industry standards, as well as formulas which may have been developed by university research scientists or internally developed by our R & D personnel. Formulas developed by our company must first be approved by the Shandong Bureau of Quality and Technical Supervision prior to use in our products.

         The raw materials are subjected to a combined process involving a solid/liquid extraction step, followed by a liquid/liquid-purifying step to obtain the purified extract. Once the purification process has been completed, the extract is concentrated and re-filtering at which time it is ready for packaging and shipment to our customers. The extracts are bulk packaged in 25 kilogram barrels. We utilize just in time manufacturing for our traditional Chinese medicine extracts and do not maintain an inventory of finished products.

New Product Development

         We engage in new product development both through our internal research facilities and in partnership with a number of research facilities in the PRC including:

        o Shandong Medical University where are project is the joint development of molecular absorption purified rutoside,

        o Kelong Bio-Tech Co., Ltd. Biology and Physics Research Center of Chinese Acedemy of Science where the project is the joint development of soy bean oligosaccharide, and

        o Tianfulai Bio-Tech Technology Co. Ltd. (Beijing) where the project is the joint development of Traditional Chinese medicine polysaccharide anthone extracted powder for forage.

         We also utilize the research facilities of Beijing Medical University, China Agriculture University and Taiwan Renshan Bio-Tech Co. We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. For the fiscal years ended April 30, 2005 and 2004 we spent approximately $171,000 and approximately $192,000, respectively, on research and development.

         Our research findings which were developed jointly with Kelong Bio-Tech Co. Ltd., Biology and Physics Research Center of the Chinese Acedemy of Science and other findings in Chinese traditional medicine have been industrialized one by one. Since 2000 we have successfully developed more than 40 veterinary medicines used to treat infectious bursa of fabricius of poultry, prevention and cure of bird influent disease and infection of digestive canal, prevention and cure chronic respiratory failure caused by septicemic and infective bronchitis. We have an additional nine new medications under development aimed at treating diseases caused by protozoon and seasonal febrile diseases of poultry and bursa of fabricius and epiornitic. Our current research and development projects include saikosponin, a liquid used for headaches and a capsule for bursa.

Competition

         All of our product groups operate in highly competitive markets. There are approximately 30 stevioside manufacturers in China, with only approximately 10 companies operating on a continuing basis. Of these 10 companies, our primary competitors are Huaxian Stevia Factory and Julong Stevia Company who, like our company, have an annual output of stevioside in excess of 100 tons. Other companies periodically enter the industry depending upon the market demand in that this part-time participant may choose to stop production when the market is in its downturn and the raw material is not available. This sporadic oversupply of product can adversely affect our market share. In addition to competing with other Chinese companies, we also compete with growers and processors in Japan, the world's largest market for stevioside. We believe we compete in this product segment based upon our production capabilities and product quality. In order to maintain our industry position and as we seek to increase our market share in both the domestic and international market, we have undertaken certain personnel reorganizations to improve our operations.

         Our principal competitors in the sale of veterinary medicine products are China Animal Husbandry Industry Co., Ltd., Qilu Animal Health Products Factory Co., Ltd. and Shinjaizhuang Huamu Animal Husbandry Co. Ltd. In addition, as China is a member of the WTO many good quality competitive products are imported into the Chinese market at reasonable prices. We believe we hold certain competitive advantages in this product segment based mainly on our manufacturing capacity and advanced technology. We also focus on expanding our product offerings and quality control. In order to maintain what we believe to be a competitive position within this product segment we will need to change our existing product delivery system from tablets and injections to sprays which increases the convenience and accessibility for the end use. We also are challenged to broaden our product line to meet consumer demand and compete with foreign made products.

         The market in China for traditional medicine extracts is extremely competitive. According to official statistics, at peak time, there are more than 500 companies engaged in herb extraction in China. Companies in many different industries, including pharmaceutical companies, chemical companies, healthy products companies, herb extraction companies, biological engineering companies and research and development institutions, are now engaged in herb extraction. Our major competitors include Anhui Xuancheng Baicao Plants Industry & Trade Co., Ltd., Sichuan Shifangkangyuan Medicine Materials Co., Ltd. and Lanzhou Lantai Bio-Engineering Tech Co., Ltd. Most products from these companies are exported to overseas markets. Competitive factors primarily include price and quality. We believe that we are able to effectively compete in our market segment in China based upon the quality of the exclusive planting bases we have under contract and our reputation in the market place. Globally, as demand for our types of products expand we believe that we will be able to effectively compete against similar companies from other countries as a result of the lower costs of doing business in China, in particular the lower labor rates, and China's soil and growing conditions which enable us to produce high quality products.

         However, because the barriers to entry in the market are relatively low and the potential market is large, we expect continued growth in existing competitors in all of our product groups and the entrance of new competitors in the future. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.

Intellectual Property

         Our success depends in part on our ability to protect our intellectual property which includes various raw materials purification technologies used in our products. Qufu has registered the Shengwang trademark with China National Patent, Trademark and Intellectual Property Office. To protect our proprietary rights, we rely generally on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

Government Regulation

         Our business and operations are located in the People's Republic of China. We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection by The Ministry of Agriculture of China with respect to the manufacture and distribution of veterinary medicines and the State Food and Drug Administration of China (SFDA) with respect to the manufacturing and distribution of traditional Chinese medicine extracts. We are also licensed by the Shandong Provincial Government to manufacture veterinary medicine and stevioside. We are in substantial compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province. In addition, our operations must conform to general governmental regulations and rules for private (non-state owned) companies doing business in China.

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

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

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

       Sunwin Tech owns 80% of Qufu Natural Green Engineering Company,
Limited, a PRC company ("Qufu"). Sunwin Tech was organized in January 2004 and before that date did not have any business and operations. Effective February 1, 2004 Sunwin Tech acquired 80% of the capital stock of Qufu from Shandong Shengwang Pharmaceutical Corporation, Limited in exchange for 32,500,000 shares of Sunwin Tech's common stock. Shandong Shengwang Pharmaceutical Corporation, Limited is a minority shareholder of Qufu.

         In July 2004 following the transaction with Sunwin Tech, we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc.

         In March 2005, we entered into a letter of intent to acquire 55% of the outstanding shares of Jining Stevia Manufacturing Company in a share exchange. Jining Stevoa Manufacturing is a manufacturer of stevioside, a low calorie natural sweetener. Completion of the transaction is subject to the negotiation and execution of a mutually satisfactory stock exchange agreement, receipt of audited financial statements of Jining, receipt of necessary corporate approvals by both parties, satisfactory completion of due diligence, funds sufficient to satisfy a portion of the purchase price and other customary conditions of closing. We are currently in the very early stage of due diligence.

Employees

         As of August 1, 2005, we employed the following:

      Function

(1)  Management and administration                                      47
(2)  Manufacturing (including quality control) and production          250
(3)  Research and development                                            9
(4)  Sales and marketing                                                85
                                                                      ----
                                                               Total   391

           All employees are primarily based in Qufu, China while some managerial and sales staff work occasionally in other Chinese cities or overseas for different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

An investment in the securities offered hereby is speculative in nature and involves a high degree of risk. The following factors are believed by management to be all of the material risks that should be carefully considered by investors before purchasing our shares.

                          RISKS RELATED TO OUR BUSINESS

The management of our company is located in the PRC and we are materially dependent upon advisory services of a U.S. company.

         None of the current members of our management have any experience in U.S. public companies and these individuals are not fluent in English, except our recently appointed president. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with that company expires in April 2006. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

         We are a Chinese company and all of our business and operations are conducted in China. We are a party to certain material contracts, including the planting agreements with the farmers who supply the stevia rebaudiana used in our products and the lease for our principal offices and manufacturing facility. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot assure you that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of this hypothetical future events could have on our company.

Our business is highly dependent upon proprietary technologies.

         Our success depends on the knowledge, ability, experience and technological expertise of our employees and on the legal protection of proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to extraction processes used to make stevioside as well as certain of the traditional Chinese medicine herbal extracts we sell. We believe these proprietary processes increase the quality of our products and give us a competitive advantage in the marketplace. We do not have any patents nor have we filed any patent application for patents on our technologies and proprietary processes. If our competitors independently develop technologies that are substantially equivalent or superior to our processes, the resulting increased competition could reduce the demand for our products. During the past 5 years we had 3 of our traditional Chinese medicine products and 5 of our veterinary medicine products copied by competitors which cause us to loss approximately 6%-8% of our revenues.

         We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. There can be no assurance as to the degree of protection these contractual measures may or will afford. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated.

Each of our three main product groups operate in highly competitive businesses.

         Each of our product groups is subject to competition from other manufacturers of those products. There are approximately 30 stevioside manufacturers in China, but only approximately 10, including our company, operate on a continuous basis with the remainder of the companies periodically entering the market in times of increased demand. While we believe we are one of the leading manufacturers of stevioside in the PRC, from time to time there is a sporadic oversupply of this product which can decrease our market share and competitive position in this product group. We compete against a greater number of companies in the production of veterinary medicines and our ability to attain a competitive position in this product market is dependent upon our ability to change our existing product delivery system from tablets and injections to sprays to increase ease of use. Because there are no assurances we will be successful in this endeavor, we may never attain a competitive position in this product group. Finally, our competition within the traditional Chinese medicine formula extract portion of our business is the most intense. There are over 500 companies in China against whom we compete in the sale of traditional Chinese medicine formula extracts and the barriers to entry in this product segment are relatively low. If these other companies successfully market their products or better market their products than our products, we may have a difficult time marketing and selling our products. As a result, we cannot assure you that we will be able to effectively compete in any of our product segments.

We depend on continued demand for our products.

         Our business is entirely dependent on the continued demand for our products, especially our stevia sweeteners. Therefore, our success depends significantly upon the success of our products in the marketplace. We are subject to many risks beyond our control that influence the success or failure of such products. While stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives (GB2760), the number of countries in the world which permit the use of stevioside as a food additive is limited. In addition, while stevioside may be used as a dietary supplement in the U.S. since the mid-1980's the United States Food and Drug Administration has labeled stevia as an "unsafe food additive."

Because of the specialized, technical nature of the business, we are highly dependent on certain members of management, as well as our marketing, engineering and technical staff.

         The loss of the services of these individuals could have a material and negative effect on our ability to effectively pursue our business strategy. In addition to developing the process and extract to produce high volumes of stevioside and develop new products for our other produce segments, we must attract, recruit and retain a sizeable workforce of technically competent employees, including additional skilled and experienced managerial, marketing, engineering and technical personnel. Although we believe that there is a sufficient labor pool in the PRC to obtain more skilled labor, if we are unable to do so, our ability to effectively pursue our business strategy could be materially and negatively affected.

We cannot control the cost of our raw materials, which may adversely impact our profit margin and financial position.

         Our principal raw materials are stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future, including the increase of the stevia leaves in the later half of 2003 due to the plants being adversely affected by weather conditions. For instance, in 2003 the South China planting bases were adversely affected as a result of a drought in the Jiangxi Province and excessive rains in the Henan, Jiangsu and Anhui Provinces. We may not be able to adjust our product prices, especially in the short term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We depend on certain suppliers, and any disruption with those suppliers could delay product production and sales and adversely affect our relationships with customers.

      Certain materials used in products are available from a limited number of suppliers. Further, we may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. We have planting and purchase agreements with our major suppliers of the stevia leaves. Although we believe that alternative suppliers are available to supply materials, any interruption in the supply from any supplier could delay product shipments and sales and adversely affect our relationships with customers.

Rapid growth of our business could fail to translate into economic success.

         If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of products to customers on a timely basis at a reasonable cost to those customers. Such demand could create working capital issues for us because we would need increased liquidity to fund purchases of raw materials and supplies. If our business grows rapidly, we may not be able to expand our manufacturing and quality control activities or satisfy our commercial scale production requirements on a timely and cost-effective basis. Rapid growth could also impede our ability to improve our operations, management and financial systems and controls. The failure to manage growth effectively could result in a failure to translate that growth into economic success.

If we experience customer concentration, we may be exposed to all of the risks faced by our material customers.

         For the fiscal year ended April 30, 2005 no customer or wholesaler represented 10% or more of our total net revenues. However, revenues from two of our customers in our stevioside group represented approximately 15% and approximately 10% of our total net revenues from this product group, and one customer in our traditional Chinese medicine group represented approximately 10% of our total net revenues from this product group. Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be dependent on a limited number of customers. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

We depend on factories to manufacture our products, which may be insufficiently insured against damage or loss.

         We have no direct business operation, other than our ownership of our subsidiaries located in China, and our results of operations and financial condition are currently solely dependent on our subsidiaries' factories in China. We do not currently maintain insurance to protect against damage and loss to our facilitys and other leasehold improvements. Therefore, any material damage to, or the loss of, any of our facilities due to fire, severe weather, flooding or other cause, would not be shared with an insurance company, and if large enough, would have a material and negative effect on producing our products and on our financial condition. If the damage was significant, we could be forced to stop operations until such time as the facilities could be repaired.

The products and the processes we use could expose us to substantial liability.

         We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. To date, we have not experienced any problems associated with claims by users of our products. However, that does not mean that we will not have any problems with respect to our products in the future. We do not carry product liability insurance. The lack of product liability insurance may expose us to enormous risks associated with potential product liability claims.

Our holding company structure creates restrictions on the payment of dividends.

         We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. We do not presently have any intention to declare or pay dividends. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

Our short term debt and tax obligations may affect our liquidity and capital resources.

         As of April 30, 2005, we had approximately U.S. $592,000 in short term loans and notes payable of which approximately $352,000 will mature in February 2006 and $240,000 will mature in August 2005, and taxes due in the amount of approximately U.S. $515,000. We intend to repay $120,000 to the loans maturing in August 2005 and renew the balance for one year. If we fail to have available capital to repay these amounts, or to obtain debt or equity financing to meet these obligations or fail to obtain extensions of the maturity dates of these debt obligations, our overall liquidity and capital resources will be adversely affected as a result of our efforts to satisfy these obligations.

Our operations are subject to government regulation. If we fail to comply with the application reguations, our ability to operate in future periods could be in jeopardy.

       We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection by The Ministry of Agriculture of China with respect to the manufacture and distribution of veterinary medicines and the State Food and Drug Administration of China (SFDA) with respect to the manufacturing and distribution of traditional Chinese medicine extracts. We are also licensed by the Shandong Provincial Government to manufacture veterinary medicine and stevioside. While we are in substantial compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province, any non-renewal of these authorities could result in the cessation of our business activities. In addition, any change in those laws and regulations could impose costly compliance requirements on us or otherwise subject us to future liabilities.

We will not have a lease for our new manufacturing facilities at Youpeng Road, Qufu, Shandong, China.

         We have not obtained a lease for the property and manufacturing facilities located at Youpeng Road, Qufu, Shandong, China, which will house our new manufacturing line. We have paid approximately U.S. $81,874 for leasehold improvements. We have, however, been granted verbal permission to lease the new production facility. Although we intend to rent the facility on a month to month basis from Shandong Shengwang Pharmaceutical Corporation, Limited under terms to be negotiated by the parties, we will lose the amount paid for leasehold improvements and our business will be materially adversely affected if we are not given possession of the premises or are evicted and need to relocate to new facilities.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or Nasdaq such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended April 30, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ended April 30, 2006.

         While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

         In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

We engage in a number of related party trnsactions which may not always be on terms as favorable as we could receive from non-affiliated third parties.

         As described later in this propsecuts under Certain Relationships and Related Transactions, we historicaly have engage in a number of transcations with affiliated entities and we anticipate that we will continue to engage in such transcations in future periods. We cannot assure you that the terms of these transacation will always be as favorable to us as we might receive from non-affiliated third parties. Purchasers of our common stock are reliant upon management's judgement as to the reasonableness and fairness of the terms of the various transactions.

We will need to raise additional capital to expand our operations in future periods. If we cannot raise sufficient capital, our ability to implement our business strategies and continue to expand will be at risk.

         We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our stevioside production. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $2 million to $3 million. We do not presently have sufficient working capital to fund the additional line and upgrade our manufacturing facilities and technologies, and we will need to raise additional working capital to complete this project. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. If we raise the necessary capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

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

         In addition, our articles of incorporation authorize the issuance of up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which no shares are currently outstanding. Our Board of Directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Collectively, these provisions may prevent a change of control of our company in situations where a change of control would be beneficial to our shareholders.

Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely affect its liquidity.

         As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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


                    RISKS RELATED TO DOING BUSINESS IN CHINA

Our operations are located in China and may be adversely affected by changes in the political and economic policies of the Chinese government.

         Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

         Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn have material and negative impact on the market price of our stock. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development ("OECD"). These differences include:

         *        economic structure;
         *        level of government involvement in the economy;
         *        level of development;
         *        level of capital reinvestment;
         *        control of foreign exchange;
         *        methods of allocating resources; and
         *        balance of payments position.

         As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

         The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit economic activity in China.

         In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past 10 years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

         A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in Shandong, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

         * quarantines or closures of some of our offices which would severely disrupt our operations,
         *    the sickness or death of our key officers and employees, and
         *    a general slowdown in the Chinese economy.

         Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

         Because all of our revenues are in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

        The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

         Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005 the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

         If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

         The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

         All of our assets are located outside the United States and all of our current operations are conducted in China. Moreover, all of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.


         We cannot predict whether we will successfully effectuate our current business plan. Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in the Shares and should take into consideration when making such analysis, among others, the Risk Factors discussed above.


ITEM 2.               DESCRIPTION OF PROPERTY.

Our executive offices are located at 6 Youpeng Road, Qufu, Shandong, China. We lease approximately 1,500,000 square feet of commercial office and manufacturing space, which includes approximately 65,000 square feet of office space, approximately 160,000 square feet for production and approximately 140,000 square feet devoted to a comprehensive testing building, from an unaffiliated third party under a lease expiring in August 2012. Our annual rent is USD $22,000, with each year payable in advance. We believe that these facilities, and our new manufacturing facility described below, are sufficient for our current needs.

         We have also established a research and development center at 6 Youpeng Road, Qufu, Shandong, China, to assist in our efforts to launch new products. Combining scientific research institutes abroad and domestic research, our goal is to expand product lines and offer technological services in coordination with our sales department. We employ a professional technology staff specializing in each production department to coordinate the efforts of our research and development department.

         We also intend to rent from Shandong Shengwang Pharmaceutical Corporation, Limited on a month to month basis a building adjacent to our principal offices for our additional manufacturing facility, under terms to be negotiated by the parties. We invested approximately $81,874 for leasehold improvements to this new building consisting of 13,123 square feet. This new manufacturing facility will provide us an aggregate production capacity of 300 tons per year. The main facilities will be extraction technology and spray tower for high temperature drying.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceeding, nor are we aware of any legal proceedings being contemplated against us by any governmental authority. We are not aware of any legal proceeding in which any of our officers, directors, affiliates or security holders is a party adverse to us or in which any of them have a material interest adverse to us.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                                PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been quoted on the OTCBB since November 13, 2002, originally under the symbol "NUSA" which was changed to "SUWN" on July 28, 2004 following the name change of our company. The following table sets forth the high and low closing sale prices for our common stock as reported on the OTCBB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                           High           Low
         Fiscal 2003

         November 13, 2002 through January 31, 2003       $0.72          $0.03
         February 1, 2003 through April 30, 2003          $0.833         $0.022

         Fiscal 2004

         May 1, 2003 through July 31, 2003                $0.50          $0.1083
         August 1, 2003 through October 31, 2003          $0.25          $0.1083
         November 1, 2003 through January 31, 2004        $0.2083        $0.1417
         February 1, 2004 through April 30, 2004          $0.2083        $0.10

         Fiscal 2005

         May 1, 2004 through July 31, 2004                $0.74          $0.17
         August 1, 2004 through October 31, 2004          $0.74          $0.25
         November 1, 2004 through January 31, 2005        $0.27          $0.12
         February 1, 2005 through April 30, 2005          $0.19          $0.12


         On August 8, 2005, the last reported sale prices of the common stock on OTCBB was $.09 per share. As of August 8, 2005 there were approximately 763 stockholders of record of the common stock.

Dividends

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

SEC "Penny Stock" Rules

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

Recent Sales of Unregistered Securities

         In May 2005, we issued five-year warrants to purchase 500,000 shares of our common stock, at an exercise price of $.15 per share, to China Direct Investments, Inc. as compensation under a consulting agreement for advisory services rendered or to be rendered for a two month period. We valued these shares at $39,221. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to equity compensation plans as of June 30, 2004:

                                                                                              Number of Securities
                                                                                            Remaining Available for
                                Number of Securities to           Weighted-average           Future Issuance Under
                                Be Issued Upon Exercise          Exercise Price of          Equity Compensation Plan
                                of Outstanding Options,         Outstanding Options,         (excluding securities
                                  Warrants and Rights           Warrants and Rights          reflected in column a)
                               ---------------------------    -------------------------    ---------------------------
Equity Compensation Plans
Approved by Security Holders

None

Equity Compensation Plans
Not Approved by Security
Holders (1)                                           -0-                          -0-                            -0-

2005 Equity Compensation Plan

                               ---------------------------    -------------------------    ---------------------------
Total                                                 -0-                          -0-                            -0-
                               ===========================    =========================    ===========================


(1) Equity compensation plan not approved by shareholders is comprised of options granted and/or restricted stock to be issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following analysis of our consolidated financial condition and results of operations for the years ended April 30, 2005 and 2004, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-KSB. When used in this section, "fiscal 2005" means our fiscal year ended April 30, 2005 and "fiscal 2004" means our fiscal year ended April 30, 2004.

Overview

         Effective February 1, 2004, Sunwin Tech entered into a stock purchase agreement with Shandong Shengwang Pharmaceutical Corporation, Limited, a 90% shareholder of Qufu. Under this agreement, Sunwin Tech acquired 80% of the capital stock of Qufu in exchange for 100% of its capital stock which had a fair market value of $95,000. In April 2004, we acquired 100% of Sunwin Tech in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Qufu and we are treated as the continuing entity.

         Though our subsidiaries, we manufacture and sell neutraceutical products which can be classified into three main product groups including stevioside, a 100% natural sweetener, veterinary medicines and animal feed additives, and traditional Chinese medicine formula extracts. All of our business and operations are located in the People's Republic of China (PRC).

         The majority of our revenues are derived from our stevioside product, and our principal customers for this product are located in China and Japan where it is approved for use both as a food additive as well as a nutritional supplement. This product group represented approximately 46% of our total revenues for fiscal 2005. China has grown into the world's largest exporting company of stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three companies in China manufacturing stevioside.

         We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include both traditional Chinese medicine and Western medicine, feed additives, feeds and disinfectors. We are a leading advocator of preparing animal medicine from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. This product group represented approximately 28% of our total revenues for fiscal 2005. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 26% of our total revenues for fiscal 2005.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside to Western countries, the other two product groups operate in highly competitive environments. We estimate that there are more than 50,000 companies in China selling animal medicines and more than 200 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. Our sale of products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups is limited to a certain extent by economic conditions in the PRC. In addition, because we are dependent upon raw materials which are farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Our ability, however, to expand our revenues from the sale of stevioside is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. To increase our competitive position within our market segment, we continue to build an additional manufacturing line in order to expand our stevioside production.

           Through April 30, 2005, we have advanced approximately $655,000 to be used for leasehold improvements and equipment towards this additional manufacturing line. We presently anticipate that this project will require
USD $250,000 in additional capital.

           Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely effect our ability to continue as a going concern.

Foreign Exchange Considerations

         Because revenues from our operations in the PRC accounted for 100% of our consolidated net revenues for fiscal 2005 and fiscal 2004, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2005 was not material.
Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

         If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

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

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

      We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2005 AS COMPARED TO YEAR ENDED APRIL 30, 2004

Revenues

For the year ended April 30, 2005, our revenues were $12,114,006 as compared to $10,887,670 for the year ended April 30, 2004, an increase of $1,226,336 or approximately 11.3%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of our traditional Chinese and animal medicine products of approximately $3,400,000 offset by a decrease in the sale of our natural sweetener, stevioside of $2,175,167 as discussed below:

    o The decrease in the sale of our natural sweetner, stevioside, was caused by the reconstruction of our manufacturing facility, which has disrupted our revenue flows . We will start to use this new manufacturing line in September 2005. We plan on manufacturing 200 tons of stevioside and resell 80 tons next fiscal year, which will create approximately 9 million dollars in revenues. We believe that the market for Stevia remains strong as we see import to Japan increasing.

         In order to make sure we have a sufficient supply of raw materials for next years production, we have prepaid farmers for Stevioside leaf, therefore increase our prepaid expenses by approximately $117,000 on our consolidated balance sheet. We expect to receive these raw materials at the end of August or early September.

    o We experienced a significant increase in the revenues related to our Chinese medicine products. Our revenues increased from approximately $805,000 to $3,420,000, a 325% increase. Our gross profit rate has grown from 33% to 39% on this product due to the introduction of new products, and improved sales skills. Due to the huge increase in sales, our receivable amount has grown 100%, but far lower than our 325% revenue growth. Additionally, the Chinese central government issued a new rule for the Chinese Medicine industry that all manufactures should satisfy GMP standards in their production process before
         October 1, 2005.   We believe that we are the first facility in this
         industry to complete this requirement in China which will help us maintain the reputation in this field and acquire bigger market share. Next year, we will be adding new products into the market and plan to start a new products series, natural dietary health food, which will bring revenue of approximately $500,000 to $800,000 to our Company.

     o Revenues from our veterinary medicine grew 33% this year to approximately $3,168,000 for fiscal 2005 as compared to $2,372,000 for fiscal 2004. However, in fiscal 2005, our gross profit margins were at 35%, a small decrease from the previous year due to increased raw material costs.

         We believe that we will achieve a major growth in Veterinary medicine. The veterinary industry is regulated by the Chinese Central Government that just issued a new regulation. All veterinary manufacturers should conform to the GMP production process standard by October 1, 2005. Among over 2,700 manufacturers in China, we estimate that only approximately 800 could accomplish this requirement on time. A significant market vacancy will be left by the companies that do not conform and pass the standard. We will not only complete the construction and finish the inspection process on time, we will also have eight production lines. We expect to obtain a greater market share in the fiscal year of 2006 and we expect to grow revenues by 200%.

Cost of Sales and Gross Profit

For the year ended April 30, 2005, cost of sales amounted to $8,378,838 or 69% of net revenues as compared to cost of sales of $7,749,821 or 71% of net revenues for the year ended April 30, 2004, a percentage decrease of 2%. Gross profit for the year ended April 30, 2005 was $3,735,168 or 31% of revenues, as compared to $3,137,849, or 29% of revenues for the year ended April 30, 2004.

Operating Expenses

         Our operating expenses significantly increased for the year ended April 30, 2005 from the year ended April 30, 2004 as a result of increased selling expenses, which was attributable to increased shipping costs and local tax costs associated with our increased revenues, as well as increased general and administrative costs which is primarily attributable to our increased operations and, increases in repairs and maintenance and retooling expenses associated with an upgrade of our manufacturing facilities, and increases in professional fees associated with our SEC filings. These expenditures for repairs and maintenance and facility upgrades during fiscal 2004 and in fiscal 2005 should decrease in future periods as we anticipate that this project will be completed in September 2005. We anticipate further increases in legal and accounting fees during fiscal 2005 which are associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2006 and beyond and fees and costs related to capital raising transactions. These increases could serve to further reduce our net income absent a significant increase in our revenues at the current gross profit margins.


For the year ended April 30, 2005, total operating expenses were $2,110,340 as compared to $2,164,105 for the year ended April 30, 2004, a decrease of $53,765 or 2.5%.

Included in this decrease were:

           * For the year ended April 30, 2005, we recorded non-cash compensation expense of $220,000 and non-cash professional fees of $30,000 as compared to $112,500 for the year ended April 30, 2004, an increase of $112,500 or 100%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2006, we cannot predict the amount of expense which will be attributable to such agreements;

           * For the year ended April 30, 2005, selling expenses amounted to $923,114 as compared to $1,007,466 for the year ended April 30, 2004, a decrease of $84,352 or 8.4%. For the year ended April 30, 2005, we experienced an increase in commission expenses of approximately $224,000, increased shipping and freight costs of approximately $80,000 and an overall increase in other selling expenses of $70,000. These increases were offset by bad debt recovery of approximately $459,000 from the collection of previously reserved receivable balances.

         * For the year ended April 30, 2005, general and administrative expenses were $967,226 as compared to $1,044,139 for the year ended April 30, 2004, a decrease of $76,913, or 7.4%. The decrease is primarily attributable to a decrease of approximately $347,000 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry. This decrease was offset by an increase in salaries of approximately $70,000 and an increase in depreciation expense of approximately $219,252. Additionally, we experienced an increase in professional fees of $55,000 related to our corporate SEC filings and an overall increase in general and administrative expenses associated with an increase in operations.

           For the year ended April 30, 2005, other income amounted to $59,094 as compared to other expenses of $48,349 for the year ended April 30, 2004. Other income for the year ended April 30, 2005 and 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

         For the year ended April 30, 2005, interest expense was $62,054 as compared to $59,228 for the year ended April 30, 2004. Interest expense for the year ended April 30, 2005 and 2004 was associated with our borrowings.

           Our income before minority interest increased by $498,343 or 51.7% to $1,108,495 for the year ended April 30, 2005 as compared to $610,152 for the year ended April 30, 2004 primarily as a result of an approximate 2.0% increase in our gross profit margins for the year ended April 30, 2005 from 2004 period, together with the increase in total operating expense described above.

         For the year ended April 30, 2005, we reported a minority interest in income of subsidiary (Qufu) of $279,381 as compared to $144,842 for the year ended April 30, 2004. The minority interest in income of subsidiary is attributable to Qufu, which we allocate to the minority stockholders, had the effect of reducing our net income.

As a result of these factors, we reported net income of $829,114 or $.02 per share for the year ended April 30, 2005 as compared to net income of $465,310 or $.03 per share for the year ended April 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2005, we had working capital of $5,079,356 and cash and cash equivalents of $670,506. Working capital should be reduced by approximately $1,044,000 as it will be reclassified upon certain events discussed below. At April 30, 2005, our cash position by geographic area is as follows:

           United States        $   507,277
           China                  1,167,021
                               -------------
           Total                $ 1,674,298

                                ============

         During fiscal 2005, we raised cash proceeds of $902,565 from the sale our common stock.

       During fiscal 2005, we reduced our balance that we advanced to customers by $1,018,862.

     From time to time, we advance funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to: effectuate the purchase of equipment and hiring of construction services for us at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the building of an additional manufacturing line; leaseholder improvements in connection with the building of an additional manufacturing line; raw materials; and to provide our subsidiary
(Qufu) the status of joint venture. At April 30, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed us $1,044,687 in connection with the foregoing. As equipment is acquired and construction services performed, we will reclassify the advanced to property, plant and equipment.


         As of April 30, 2005, we had approximately U.S. $592,000 in short term loans and notes payable maturing at or prior to August 2005 and February 2006, we will pay off around $120,000 and renew other loans and taxes due in the amount of approximately U.S. $515,000, in which around $120K need to be paid in following month. If we fail to obtain debt or equity financing to meet these obligations or fail to obtain extensions of the maturity dates of these debt obligations, our overall liquidity and capital resources will be adversely affected as a result of our efforts to satisfy these obligations.

         Net cash provided by operating activities for the year ended April 30, 2005 was $1,973,954 as compared to $953,557 for the year ended April 30, 2004. For the year ended April 30, 2005, cash provided by operations consisted of cash received from net income of $829,114 and the add-back of non-cash items such as stock-based compensation of $250,000, depreciation and amortization expense of $291,415, and minority interest of $278,083 as well as changes in assets and liabilities of $864,390 offset by a decrease in allowance for doubtful accounts of $539,048. For the year ended April 30, 2004, cash provided by operations consisted of cash received from net income of $465,310 and the add-back of non-cash items such as depreciation and amortization expense of $510,667, stock-based compensation of $112,500 and minority interest of $144,841 as well as changes in assets and liabilities of $298,461.

         Net cash used in investing activities for the year ended April 30, 2005 was $981,634 as compared to net cash used in investing activities of $697,639 for the year ended April 30, 2004, an increase of $283,995 primarily related to capital expenditures for the acquisition of manufacturing equipment.

         Net cash provided by financing activities for the year ended April 30, 2005 was $141,871 as compared to net cash used in financing activities for the year ended April 30, 2004 of $138,610. For the year ended April 30, 2005, we received cash from the sale of common stock of $902,565 offset by the repayment of loans of $760,094 to various banks and individuals. For the year ended April 30, 2004, we received proceeds of $1,184,300 from loans offset by repayments of loans of $1,045,690.

        Management has determined that it wishes to update the status of its subsidiary, Qufu, from a stock company to a joint venture which management believes will provide Qufu with certain advantages in its business and operations as joint ventures are generally perceived to be more financially stable enterprises. In order to facilitate this change, the Chinese government must verify that a cash investment has been made from Sunwin Tech (a foreign company) to Shandong Shengwang Pharmaceutical Corporation, Limited (a Chinese company) equal to 80% of Qufu's paid in capital which is presently approximately $2,875,700 before the government will issue Qufu the operating license as a joint venture. At April 30, 2005 we have advanced Shandong Shengwang Pharmaceutical Corporation, Limited $393,500 of the necessary approximately $2,300,500 and this amount is included in funds due from related parties. We do not presently have sufficient capital to fund the remaining approximate $1,907,000 necessary to establish the joint venture. At such time as the funds are available and the operating license has been granted, of which there are no assurances, the funds will be considered additional paid in capital. The Chinese government may allow stock of a publicly traded US company to be used for the formation of the joint venture. If this is a case, the additional amount necessary for the formation of the joint venture is not required


         We currently have no material commitments for capital expenditures, except for as described below.

         As described elsewhere herein, while we have sufficient funds to conduct our business and operations as they are currently undertaken, we have build additional manufacturing lines in order to expand our stevioside production. Based upon our preliminary estimates this will require additional capital and other expenditures of approximately USD $250,000. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.



ITEM 7.    FINANCIAL STATEMENTS

           The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

ITEM 8A.   CONTROLS AND PROCEDURES

           As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 8B.   OTHER INFORMATION

           None.

                                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

           The following individuals are our executive officers and directors:

                  Directors and Executive Officers

         The following table includes the names, positions held and ages of our executive officers and directors.

            Name                   Age               Position

         Laiwang Zhang              43             President and Chairman
         Dongdong Lin               31             CEO, Secretary and director
         Fanjun Wu                  31             Chief Financial Officer
         Chengxiang Yan             37             Director

         Laiwang Zhang. Mr. Zhang has served as our President and Chairman since April 30, 2004 and he has served as Chairman of our majority owned subsidiary Qufu Natural Green Engineering Company, Limited since January 2003. Mr. Zhang also serves as Chairman of Shandong Shengwang Pharmaceutical Corporation, Limited, a company engaged in the sale and distribution of Chinese herb medicines, since April 2000. Shandong Shengwang Pharmaceutical Corporation, Limited is a minority shareholder of our majority owned subsidiary Qufu. In 1996, Mr. Zhang founded Shandong Shengwang Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products. Since April 1996 he has been General Manager of this company. From April 1992 to April 1996 Mr. Zhang served as Manager of our subsidiary Shengya Veterinary Drugs Factory (formerly Shangong Qufu Veterinary Medicine Plant). From 1984 to 1992, Mr. Zhang served a President of Shandong Qufu Amylum Plant, a company that manufactures amylum. Mr. Zhang graduated from Shandong Technical University in 1984 with a Masters Degree in Engineering.

         Dongdong Lin. Ms. Lin has served as our CEO, Secretary and a member of our Board of Directors since February 2005. Ms. Lin served as Manager of the Technology Information Department of Shandong Shengwang Pharmaceutical Corporation, Limited, a company engaged in the sale and distribution of Chinese herb medicines, from January 2003 to December 2004. Shandong Shengwang Pharmaceutical Corporation, Limited is a minority shareholder of our majority owned subsidiary Qufu. Ms. Lin joined Shandong Shengwang Group Corporation in 1996, serving as a supervisor from April 1998 to April 2000, and Manager of the Department of Export and Import from April 2000 to December 2002. Ms. Lin holds a Bachelors Degree in Technology English from Haerbing Industry University and a Masters Degree in Economics from the China Academy of Social Science.

         Fanjun Wu. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by our subsidiary Qufu Natural Green Engineering Co., Ltd., serving as Director of Finance Section from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, she was Director of Finance Section for our subsidiary Shengya Veterinary Drugs Factory (formerly Shandong Qufu Veterinary Medicine Plant).

         Chjengxiang Yan. Mr. Yan has been a member of our Board of Directors since April 30, 2004. Since 2001, he has served as a Director of Shandong Shenwang Pharmaceutical Corporation Limited, a company engaged in the sale and distribution of Chinese herb medicines. Shandong Shengwang Pharmaceutical Corporation, Limited is a minority shareholder of our majority owned subsidiary Qufu. From 1999 to 2004, he was the Director of the Marketing Department for that company. From 1996 to 1998, Mr. Yan was Director of the Marketing Department for Shandong Shengwang Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and from 1993 to 1996, he was Director of the Marketing Section for our subsidiary Shengya Veterinary Drugs Factory (formerly Shangong Qufu Veterinary Medicine Plant). Mr. Yan graduated from Shandong Agriculture University in 1993 with a Bachelor's Degree in Farming.

         There are no family relationships between any of our officers and directors.

           All of our current management is located in the PRC and no member of our board of directors has previously served as an officer or a director of a U.S. public company. As a result of both the cultural differences between doing business in the PRC and doing business as a public company in the U.S. as well as the lack of experience of our board of directors with laws, rules and regulations which apply to public companies in the U.S., we are seeking to expand our board of directors to include qualified individuals who are also residents of the U.S.

U.S. Advisor

         In May and June 2005, under two separate agreements, we engaged China Direct Investments, Inc., which provides consulting and advisory services, to assist us with operation and regulatory framework applicable to U.S. public companies. We selected China Direct Investments, Inc. in part because its staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies. The company has been engaged to advise our management in areas related to marketing and operational support in the U.S., media and public relations, financial advisory, SEC disclosure compliance and translation of all necessary documents relating to the foregoing. Under the terms of a two-month agreement we issued China Direct Investments, Inc. warrants to purchase 500,000 shares of our common stock at an exercise price of $.15 per share as compensation for their services relating to this registration statement. Under the terms of a twelve-month agreement China Direct Investments, Inc. may receive an aggregate of 2,660,000 shares of our common stock, paid on a quarterly basis (August 31, November 30, February 28, and May 1) in arrears for services rendered in the amount of 665,000 shares (which are not earned until the last day of the quarter) for so long as this agreement is in effect, as compensation for their services relating to mergers and acquisitions, general operations and regulatory framework applicable to U.S. public companies. Marc Siegel, a 9.4% shareholder of our company, James Wang and David Stein are officers, directors and or principal shareholders of China Direct Investments, Inc.

Director Independence, Audit Committee Of The Board Of Directors And Audit Committee Financial Expert

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors are presently comprised of individuals who were integral in either the start-up of our company or business of our subsidiaries, in the case of Mr. Zhang and Mr. Chjengxiang, or general business skills, in the case of Ms. Lin. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

           Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

           None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

|X|      understands generally accepted accounting principles and financial statements,
|X| is able to assess the general application of such principles in connection with accounting forr estimates, accruals and reserves,
|X| has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
|X|      understands internal controls over financial reporting, and
|X|      understands audit committee functions.


Code of Ethics

         In April 2005, we adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

        o        honest and ethical conduct,
        o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
        o        compliance with applicable laws, rules and regulations,
        o        the prompt reporting violation of the code, and
        o        accountability for adherence to the Code.

         A copy of our Code of Ethics is filed as an exhibit to the registration statement of which this prospectus forms a part, and we will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.


ITEM 10.   EXECUTIVE COMPENSATION

           Summary Compensation Table

           The table below sets forth information relating to the compensation paid by us during the past three fiscal years to: (i) the Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during last three completed fiscal years ending April 30 (the "Named Executive Officers").

                                Annual                          Long Term
                             Compensation                      Compensation


                                             Other     Restricted  Securities
Name and                                     Annual      Stock     Underlying     All
Principal            Fiscal  Salary  Bonus Compensation  Awards     Options      Other
Position              Year    ($)     ($)     ($)          ($)       SAR (#)    Compensation
-----------------    ------- ------  -----  ------     ---------  ---------    -------------
Dongdong Lin (1)      2005   $6,000  -0-     -0-         -0-        -0-             -0-

Baozhong Yuan (2)     2005   $4,500  -0-     -0-         -0-        -0-             -0-
                      2004   $5,000  -0-     -0-         -0-        -0-             -0-

Richard J.Church (3)  2003   $6,000  -0-     -0-         -0-        -0-             -0-


(1) Ms. Lin has served as our Chief Executive Officer since February 2005. (2) Mr. Yuan served as our Chief Executive Officer from April 30, 2004 to February 2005. (3) Mr. Church served as president from April 2002 to April 30, 2004.


         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                   Option Grants in Year Ended April 30, 2005
                               (individual grants)


                     NO. OF SECURITIES     % OF TOTAL OPTIONS/SARs
                    UNDERLYING OPTIONS      GRANTED TO EMPLOYEES          EXERCISE      EXPIRATION
     NAME              SARs GRANTED           IN FISCAL YEAR                PRICE          DATE
--------------------------------------------------------------------------------------------------------
Dongdong Lin               0                         n/a                        n/a              n/a
--------------------------------------------------------------------------------------------------------
Baozhong Yuan              0                         n/a                        n/a              n/a


         The following table sets forth certain information regarding stock options held as of April 30, 2005 by the Named Executive Officers.

             Aggregate Option Exercises in Year Ended April 30, 2005
                           and Year-End Option Values


                                                NO. OF SECURITIES              VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                                             OPTIONS AT  APRIL 30, 2005           April 30, 2004
                                             ---------------------------      ------------------------
                      SHARES
                     ACQUIRED    VALUE
                        ON      REALIZED
NAME                 EXERCISE       $         EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
Dongdong Lin             0         n/a            n/a               n/a               n/a          n/a
--------------------------------------------------------------------------------------------------------
Baozhong Yuan            0         n/a            n/a               n/a               n/a          n/a



         We did not have any options or SARs exercised during fiscal 2004 and there were no options or SARs outstanding at April 30, 2005.

Stock Option Plan

         On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. As of August 1, 2005, no grants have been made under the Plan. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

         The plan is administered by our Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the Board or committee.

         Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only our employees are eligible to receive incentive options. In addition, the plan allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

         Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of a Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

         All incentive stock options expire on or before the 10th anniversary of the date the option is granted; however, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

         All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee dies while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

         In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment terminates for any reason other than death or disability, the optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment.

         The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

         The Board of Directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to the plan which has the effect of increasing the aggregate number of shares subject to the plan (except for adjustments due to changes in our capitalization), or changing the definition of "eligible person" under the plan, may be effective unless and until approved by our stockholder in the same manner as approval of the plan was required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless the Plan is approved by the Company's stockholders within one year of the Effective Date, all incentive stock options shall automatically be converted into non-qualified stock options. Unless the plan shall previously have been suspended or terminated by the Board of Directors, the plan, as it relates to grants of incentive stock options, terminates on March 23, 2015.

Limitation on Liability and Indemnification Matters

         The Nevada Revised Statues allows us to indemnify each of our officers and directors who are made a party to a proceeding if:

         (a) the officer or director conducted himself or herself in good faith;

         (b) his or her conduct was in our best interests, or if the conduct was not in an official capacity, that the conduct was not opposed to our best interests; and

         (c) in the case of a criminal proceeding, he or she had no reasonable cause to believe that his or her conduct was unlawful. We may not indemnify our officers or directors in connection with a proceeding by or in our right, where the officer or director was adjudged liable to us, or in any other proceeding, where our officer or director are found to have derived an improper personal benefit.

         This provision limits our rights and the rights of our stockholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit our rights or the rights of any stockholder to seek injunctive relief or rescission if a director breaches his duty of care. These provisions will not alter the liability of directors under federal securities laws. Our by-laws require us to indemnify directors and officers against, to the fullest extent permitted by law, liabilities which they may incur under the circumstances described above.

         Our articles of incorporation further provide for the indemnification of any and all persons who serve as our director, officer, employee or agent to the fullest extent permitted under Nevada law.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling Sunwin pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At August 1, 2005 we had 43,367,276 shares of common stock issued and outstanding. The following table sets forth information known to us as of August 1, 2005 relating to the beneficial ownership of shares of our common stock by:

     o each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;
     o   each director;
     o   each executive officer; and
     o   all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 6 Youpeng Road, Qufu, Shandong, China. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted. Except as otherwise required by SEC rules relating to beneficial ownership, the table does not give effect to the issuance of up to 15,500,000 shares upon exercise of warrants.

Name and Address of                               Amount               Percent
 Beneficial Owner                         Beneficial Ownership         of Class
---------------------                   -----------------------        --------
Laiwang Zhang                                    9,592,302                 22.1%
Dongdong Lin                                     0                          n/a
Chengxiang Yan                                   0                          n/a
Fanjun Wu                                        0                          n/a
All officers and directors
   as a group (five persons)                     9,592,302                 22.1%
Baozhang Yuan (1)                                3,969,234                  9.2%
Lei Zhang (2)                                    3,969,234                  9.2%
Xianfeng Kong                                    3,969,234                  9.2%
Alpha Capital Aktiengellschaft (4)               3,500,000                  8.1%
Marc Siegel (5)                                  4,105,000                  9.4%

*        represents less than 1%

(1) Mr. Yuan served as our CEO and a member of our board of directors from April 2004 until February 2005. Mr. Yuan's address is 6 Youpeng Road, Qufu, Shandong, China.

(2) Mr. Zhang served as our Secretary from April 2004 until February 2005. Mr. Zhang's address is 6 Youpeng Road, Qufu, Shandong, China.

(3) Mr. Kong served as our Treasurer and a member of our board of directors from April 2004 until December 2004. Ms. Kong's address is 6 Youpeng Road, Qufu, Shandong, China.

(4) Alpha Capital Aktiengellschaft owns 3,500,000 shares of our common stock and Class A Common Stock Purchase Warrants to purchase an additional 5,250,000 shares of our common stock at an exercise price of $0.15 per share. The resale of all of these shares, including the shares underlying the warrant, is covered by this prospectus. Alpha Capital Aktiengellschaft has agreed to limit the number of shares of our common stock acquired by the holder upon exercise of the warrants and is limited to the extent necessary to ensure that following the exercise the total number of shares of our common stock beneficially owned by the holder at any one time does not exceed 4.99% of our issued and outstanding common stock subject to a waiver of this limitation by the holder upon 61 days notice to us. Until such time as its holdings are below this threshold or it waives this requirement, Alpha Capital Aktiengellschaft cannot exercise the warrant. Accordingly, this amount does not include 5,250,000 shares issuable upon exercise of the warrant. Mr. Konrad Ackerman has voting and dispositive control over securities owned by Alpha Capital Aktiengellschaft. Alpha Capital Aktiengellschaft's address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.

(5) Includes:

        o 850,000 shares of our common stock presently outstanding, 375,000 shares of our common stock issuable upon the exercise of Class A Common Stock Purchase Warrants that have an exercise price of $0.15 per share and 600,000 shares of our common stock issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.17 per share owned by Edge Capital Partners Ltd.,

        o 250,000 shares of our common stock presently outstanding, and 70,000 shares of our common stock issuable upon the exercise of Class A Common Stock Purchase Warrants with an exercise price of $0.15 per share which are owned by Marc Siegel IRA,

        o 500,000 shares of our common stock issuable upon the exercise of Class A Common Stock Purchase Warrants that have an exercise price of $0.15 per share owned by China Direct Investments, Inc.

        o 375,000 shares of our common stock issuable upon the exercise of Class A Common Stock Purchase Warrants that have an exercise price of $0.15 per share owned by Mr. Siegel, and

        o        420,000 shares of our common stock owned by Edge LLC.

        o 665,000 shares of our common stock issuable on August 30, 2005 under the terms of a Consulting Agreement with China Direct Investments, Inc.

         Does not include 1,995,000 shares of our common stock issuable under the terms of a Consulting Agreement with China Direct Investments, Inc.

         Mr. Siegel has voting and dispositive control over securities owned by each of Edge Capital Partners Ltd., Marc Siegel IRA, China Direct Investments and Edge LLC. The number of shares beneficially owned by Mr. Siegel excludes any securities owned by Alvin Siegel, Marc Siegel's father, or Progress Partners, Inc., a company controlled by Alvin Siegel. Please see footnotes 7 and 21 to the table appearing on pages 47 and 48 later in this prospectus under "Selling Security Holders." Mr. Siegel's address is 5301 N. Federal Highway, Suite 120, Boca Raton, FL 33487.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The minority shareholder of Qufu, which owns 20% of that company, is Shandong Shengwang Pharmaceutical Corporation Limited. Shandong Shengwang Pharmaceutical Corporation Limited is controlled by Shandong Shengwang Group Corporation, and our President and Chairman, Laiwang Zhang is the control person of both Shandong Shengwang Pharmaceutical Corporation Limited and Shandong Shengwang Group Corporation. In addition, the remaining members of our management have been employed by one of those two companies prior to or in conjunction with their duties at Qufu and our company. From time to time we engage in various financial and other transactions with these companies. At April 30, 2005 our balance sheet which appears elsewhere in this prospectus reflects an amount due from related parties of $1,044,687 which represents the following transactions:

*       We have advanced Shandong Shengwang Pharmaceutical Corporation,
Limited and Shangong Shengwang Group Corporation an aggregate of approximately $655,929 which relates to the construction and build-out of a new manufacturing facility to be used for the production of stevioside. Shandong Shengwang Pharmaceutical Corporation, Limited holds the land use permit for the site. Of this amount, approximately $574,055 was used for the purchase of equipment to be installed at this new facility and approximatley $81,874 was used for leasehold improvements to the facility and certain material purchases. We will subsequent rent the facility from Shandong Shengwang Pharmaceutical Corporation, Limited under terms to be negotiated by the parties. At such time as the facility is completed, the equipment has been installed and tested, and the facility is ready for occupancy, which is presently estimated to be in September 2005, the funds advanced for the purchase of equipment and leasehold improvements will be reclassified on our balance sheet from due from related parties to fixed assets.

The funds advanced for raw material purchases, which total $ 66,447 at April 30, 2005, will be reclassified on our balance sheet from due from related parties to inventory upon receipt of the raw materials which is expected to occur prior to the end of fiscal 2005. We advanced the funds to these related parties for these purposes certain of its affiliated entities to permit us, in part, to take advantage of lower prices available to us through the stronger buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited and Shangong Shengwang Group Corporation. These funds are not escrowed and we are not entitled to any interest on the funds. If for any reason the raw materials are not subsequently delivered to us, the funds advanced for raw material purchases will be refunded to us by Shangong Shengwang Group Corporation .

* As described elsewhere herein, prior to our acquisition of Sunwin Tech in April 2004, in February 2004 Sunwin Tech, acquired 80% of the capital stock of Qufu from Shandong Shengwang Pharmaceutical Corporation, Limited in exchange for shares of Sunwin Tech's common stock. Management has determined that it wishes to update the status of Qufu from a stock company to a joint venture which management believes will provide Qufu with certain advantages in its business and operations as joint ventures are generally perceived to be more financially stable enterprises. In order to facilitate this change, the Chinese government must verify that a cash investment has been made from Sunwin Tech (a foreign company) to Shandong Shengwang Pharmaceutical Corporation, Limited (a Chinese company) equal to 80% of Qufu's paid in capital which is presently approximately $2,875,700 before the government will issue Qufu the operating license as a joint venture. At April 30, 2005 we have advanced Shandong Shengwang Pharmaceutical Corporation, Limited $393,500 of the necessary approximately $2,300,500 and this amount is included in funds due from related parties. We do not presently have sufficient capital to fund the remaining approximate $1,907,000 necessary to establish the joint venture. At such time as the funds are available and the operating license has been granted, of which there are no assurances, the funds will be considered additional paid in capital. The Chinese government may allow stock of a publicly traded US company to be used for the formation of the joint venture. If this is a case, the additional amount necessary for the formation of the joint venture is not required.

         In addition to the foregoing, we paid Shandong Shengwang Pharmaceutical Corporation, Limited a management fee of $85,000 for the fiscal year ended April 30, 2005 which such amount is included in our general and administrative expenses in the financial statements appearing elsewhere in this annual report. These management services include costs and services related to housing provided to certain of our non-management employees.

         Our management has great latitude in engaging in these related party transactions and we cannot assure you that in every instance the terms of these transactions are as beneficial to us as we may have received from non-affiliated third parties.

           In April and May 2005, under two separate agreements, we engaged China Direct Investments, Inc., which provides consulting and advisory services, to assist us with operation and regulatory framework applicable to U.S. public companies. Under the terms of a two-month agreement we issued China Direct Investments, Inc. warrants to purchase 500,000 shares of our common stock at an exercise price of $.15 per share as compensation for their services relating to this registration statement. Under the terms of a twelve-month agreement China Direct Investments, Inc. may receive an aggregate of 2,660,000 shares of our common stock, paid on a quarterly basis (August 31, November 30, February 28, and May 1) in arrears for services rendered in the amount 665,000 shares (which are not earned until the last day of the quarter) for so long as this agreement is in effect, as compensation for their services relating to mergers and acquisitions, general operations and regulatory framework applicable to U.S. public companies. Marc Siegel, a 9.4% shareholder of our company, James Wang and David Stein are officers, directors and or principal shareholders of China Direct Investments, Inc.

ITEM 13.   EXHIBITS

(a)      Exhibits

         3.1      Articles of Incorporation (1)
         3.2      Certificate of Amendment to Articles of Incorporation (2)
         3.3      By-Laws (1)
         10.1 Share Exchange Agreement dated April 30, 2004 between Network USA, Inc. and the shareholders of Sunwin Tech Group, Inc. (3)
         10.2     Lease for principal offices (4)
         10.3     Consulting Agreement with Genesis Technology Group, Inc. (4)
         10.4     Form of Stevia rebaudiana Planting Agreement (4)
         10.5 Stock Purchase Agreement between Sunwin Tech Group, Inc., Qufu Natural Green Engineering Company, Limited and Shandong Shengwang Pharmaceutical Group Corporation (4)
         10.6     2005 Equity Compensation Plan (5)
         10.7     Form of Subscription Agreement (6)
         10.8     Consulting Agreement with China Direct Investments, Inc. (6)
         10.9     Consulting Agreement with China Direct Investments, Inc.*
         16.1     Letter from Malone Bailey PLLC (4)
         31.1     Section 302 Certificate of President *
         31.2     Section 302 Certificate of Principal Accounting Officer *
         32.1     Section 906 Certificate of President *
         32.2     Section 906 Certificate of Principal Accounting Officer *
----------------------------------
*          filed herewith

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

        (5) Incorporated by reference to the Report on Form 8-K as filed with the SEC on April 28, 2005.

        (6) Incorporated by reference to the registration statement on Form SB-2 file no. 333-125300 filed with the SEC on May 27, 2005


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            The following table shows the fees that we paid or accrued for the audit and other services provided by Malone Bailey PLLC for fiscal 2003 and Sherb & Co. LLP for fiscal 2004.

                                    Fiscal 2005            Fiscal 2004

Audit Fees                            $55,000                 $35,000
Audit-Related Fees                     10,500                       0
Tax Fees                                    0                       0
All Other Fees                              0                       0
Total                                 $65,500                 $35,000

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

Dated: August 15, 2005               SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.


                                            By:      /s/ Dongdong Lin
                                                     --------------------------
                                                     Dongdong Lin,
                                                     Principal Executive Officer

                                            By:      /s/ Fanjun Wu
                                                     --------------------------
                                                     Fanjun Wu,
                                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Act of 1933, this amendment to Form SB-2 registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                          TITLE                               DATE

/s/ Laiwang Zha ng            President and Chairman,            August 15, 2005
---------------------------
Laiwang Zhang


/s/ Dongdong Lin               CEO, principal executive officer,  August 15,2005
---------------------------    Secretary and director
Dongdong Lin



/s/ Fanjun Wu                  Chief Financial Officer and       August 15,2005
---------------------------    principal accounting officer
Fanjun Wu

/s/ Chengxiang Yan              Director                        August 15, 2005
--------------------------
Chengxiang Yan

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









                                    CONTENTS


       Report of Independent Registered Public Accounting Firm...............F-2

       Consolidated Financial Statements:

           Consolidated Balance Sheet........................................F-3

           Consolidated Statements of Operations.............................F-4

           Consolidated Statements of Stockholders' Equity...................F-5

           Consolidated Statements of Cash Flows.............................F-6

       Notes to Consolidated Financial Statements....................F-7 to F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sunwin International Neutraceuticals, Inc.
Shandong, China


     We have audited the accompanying consolidated balance sheet of Sunwin International Neutraceuticals, Inc. as of April 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunwin International Neutraceuticals, Inc. and Subsidiaries as of April 30, 2005, and the results of their operations and their cash flows for the years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/Sherb & Co., LLP
                                                Certified Public Accountants

Boca Raton, Florida
July 22, 2005

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2005




                                             ASSETS

CURRENT ASSETS:
    Cash                                                            $ 1,674,298
    Accounts receivable (net of allowance
      for doubtful accounts of $1,037,851)                            1,814,820
    Inventories, net                                                  2,843,889
    Due from related parties                                          1,044,687
    Prepaid expenses and other                                          697,658
                                                          ----------------------

        Total Current Assets                                          8,075,352

PROPERTY AND EQUIPMENT (net of accumulated
   depreciation of $1,754,457)                                        2,762,133
                                                          ----------------------

        Total Assets                                               $ 10,837,485
                                                          ======================


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                     $ 592,541
    Accounts payable and accrued expenses                             1,876,529
    Income taxes payable                                                515,412
    Advances from customers                                              11,514
                                                          ----------------------

        Total Current Liabilities                                     2,995,996

OTHER PAYABLES                                                          130,188
                                                          ----------------------

        Total Liabilities                                             3,126,184
                                                          ----------------------

MINORITY INTEREST                                                     1,933,149
                                                          ----------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000
        Shares Authorized; No shares
        issued and outstanding)                                              -
    Common stock ($.001 Par Value; 200,000,000
        Shares Authorized; 43,367,276 shares
        issued and outstanding)                                          43,367
    Additional paid-in capital                                        1,360,687
    Retained earnings                                                 4,377,069
    Other comprehensive loss - foreign currency                          (2,971)
                                                          ----------------------

        Total Stockholders' Equity                                    5,778,152
                                                          ----------------------

        Total Liabilities and Stockholders' Equity                 $ 10,837,485
                                                          ======================


                 See notes to consolidated financial statements
                                       F-3

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Years
                                                          Ended April 30,
                                                   ----------------------------
                                                       2005           2004
                                                    ------------   -----------

NET REVENUES                                       $ 12,114,006  $ 10,887,670

COST OF SALES                                         8,378,838     7,749,821
                                                    ------------   -----------

GROSS PROFIT                                          3,735,168     3,137,849
                                                    ------------   -----------

OPERATING EXPENSES:
     Stock-based consulting expense                     220,000       112,500
     Selling expenses                                   923,114     1,007,466
     General and administrative                         967,226     1,044,139
                                                     ------------   -----------

        Total Operating Expenses                      2,110,340     2,164,105
                                                     ------------   -----------

INCOME FROM OPERATIONS                                1,624,828       973,744

OTHER INCOME (EXPENSE):
     Other income                                        59,094        48,349
     Interest expense, net                              (62,054)      (59,228)
                                                     ------------   -----------

        Total Other Income (Expense)                     (2,960)      (10,879)
                                                     ------------   -----------

INCOME BEFORE INCOME TAXES                            1,621,868        962,865

PROVISION FOR INCOME TAXES                             (513,373)      (352,713)
                                                     ------------   -----------

INCOME BEFORE MINORITY INTEREST                       1,108,495        610,152

MINORITY INTEREST IN INCOME OF SUBSIDIARY              (279,381)      (144,842)
                                                     ------------   -----------

NET INCOME                                            $ 829,114      $ 465,310
                                                     ============   ===========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:

      Net income per common share - basic                $ 0.02         $ 0.03
                                                     ============   ===========
      Net income per common share - diluted              $ 0.02         $ 0.03
                                                     ============   ===========

     Weighted Common Shares Outstanding - basic       34,987,824     17,040,051
                                                     ============   ===========
     Weighted Common Shares Outstanding - diluted     36,224,370     17,040,051
                                                     ============   ===========



                 See notes to consolidated financial statements
                                       F-4

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2005 and 2004



                                                 Common Stock,
                                               $.001 Par Value
                                             --------------------   Additional                   Other       Compre-       Total
                                             Number of               Paid-in      Retained      Deferred     hensive   Stockholders'
                                               Shares    Amount      Capital      Earnings     Compensation    Loss        Equity
                                             ---------  ----------  ---------    ----------- ---------------  ---------     --------
Balance, April 30, 2003                      17,000,004  $17,000    $  15,500   $ 3,177,645         $ -          $ -    $ 3,210,145

Issuance of common stock pursuant to
share exchange agreement                     11,492,268   11,492      (11,492)      (95,000)          -           -         (95,000)

Common stock issued for debt                  1,000,002    1,000       99,000             -           -           -         100,000

Common stock issued for services              2,125,002    2,125      210,375             -    (100,000)          -         112,500

Net income for the year                               -        -            -       465,310           -           -         465,310
                                             ----------  -------  -----------   -----------   ---------     -------     -----------

Balance, April 30, 2004                      31,617,276   31,617      313,383     3,547,955    (100,000)          -       3,792,955

Common stock issued for services              1,500,000    1,500      148,500             -    (150,000)          -               -

Contributed capital                                   -        -        6,489             -           -           -           6,489

Sales of common stock in private placement   10,250,000   10,250      892,315             -           -           -         902,565

Amortization of deferred compensation                 -        -            -             -     250,000           -         250,000

Comprehensive income:
    Net income for the year                           -        -            -       829,114           -           -         829,114

    Foreign currency translation adjustment           -        -            -             -           -      (2,971)         (2,971)
                                             ----------  -------  -----------   -----------   ---------     -------     -----------

Balance, April 30, 2005                      43,367,276  $43,367  $ 1,360,687   $ 4,377,069         $ -     $(2,971)    $ 5,778,152
                                             ==========  =======  ===========   ===========   =========     ========     ===========



                 See notes to consolidated financial statements
                                       F-5

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Years
                                                        Ended April 30,
                                               ---------------------------------
                                                  2005                2004
                                               --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                    $ 829,114           $ 465,310
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                291,415             510,667
       Stock-based consulting                       250,000             112,500
       Minority interest                            278,083             144,841
       Allowance for doubtful accounts             (539,048)             18,700
    Changes in assets and liabilities:
       Accounts receivable                        1,347,264            (473,547)
       Inventories                                1,033,328             276,089
       Prepaid and other current assets            (117,128)             29,239
       Due from related parties                    (530,902)           (271,091)
       Other assets                                  12,077             (12,077)
       Accounts payable and accrued expenses       (376,697)           (154,834)
       Income taxes payable                         515,412                   -
       Advances to customers                     (1,018,862)            307,760
       Accounts payable - long-term                   (102)                  -
                                               --------------     --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES         1,973,954             953,557
                                               --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment related to acquisition                     -             (95,000)
    Capital expenditures                           (981,634)           (602,639)
                                               --------------     --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES        (981,634)           (697,639)
                                               --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock              902,565                   -
    Proceeds from loans payable                           -           1,184,300
    Payments on loans payable                      (760,694)         (1,045,690)
                                               --------------     --------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES     141,871             138,610
                                               --------------     --------------

EFFECT OF EXCHANGE RATE ON CASH                      (2,971)                  -
                                               --------------     --------------

NET INCREASE IN CASH                              1,131,220             394,528

CASH  - beginning of year                           543,078             148,550
                                               --------------     --------------

CASH - end of year                              $ 1,674,298           $ 543,078
                                               ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:
    Cash paid for:
       Interest                                    $ 62,054            $ 59,228
                                               ==============     ==============
       Income taxes                                     $ -           $ 406,084
                                               ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:
    Common stock issued for debt                        $ -           $ 100,000
                                               ==============     ==============
    Contributed capital paid for services          $ 6,489                 $ -
                                               ==============     ==============




                 See notes to consolidated financial statements.
                                       F-6

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts and the useful life of property, plant and equipment.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2004, the allowance for doubtful accounts was $1,037,851.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

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

Income per Share

Net income per common share for the years ended April 30, 2005 and 2004 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." As of April 30, 2005, there were warrants to purchase 15,000,000 shares of common stock, which dilute future earnings per share.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2004 and 2003 was not material.

On July 21, 2005, China let the Chinese RMB to fluctuate ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

Comprehensive loss

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of June 30, 2005, bank deposits in the United States exceeded federally insured limit by $407,277. At June 30, 2005, the Company had approximately $1,167,021 in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through April 30, 2005. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

Research and development

Research and development costs are expensed as incurred and amounted to $171,335 and $192,257 for the years ended April 30, 2005 and 2004, respectively, and are included in general and administrative expenses on the accompanying statements of operations.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended April 30, 2005 and 2004 totaled approximately $212,865 and $150,203, respectively.

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

Shipping and costs

Shipping costs are included in selling and marketing expenses and totaled $273,992 and $194,430 for the years ended April 30, 2005 and 2004, respectively.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No.43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Recent accounting pronouncements (continued)

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting In Certain Investments In Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 2 - INVENTORIES

At April 30, 2005, inventories consisted of the following:


         Raw materials                                   $      1,798,607
         Finished goods                                         1,106,600
                                                           --------------
                                                                2,905,207

         Less: reserve for obsolete inventory                     (61,318)
                                                           --------------
                                                         $      2,843,889
                                                           ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2005, property and equipment consisted of the following:

                                        Estimated Life
         Office Furniture                 7 Years           $           1,989
         Auto and Truck                  10 Years                       3,802
         Manufacturing Equipment          7 Years                   2,958,019
         Building                        20 Years                     430,810
         Office Equipment                 5 Years                      58,750
         Construction in Process              -                     1,063,220
                                                             -----------------
                                                                     4,516,590

         Less: Accumulated Depreciation                            (1,754,457)
                                                            --------------------
                                                            $       2,762,133

For the years ended April 30, 2005 and 2004, depreciation expense amounted to $291,415 and $510,667, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

The minority shareholder of Qufu, which owns 20% of that company, is Shandong Shengwang Pharmaceutical Corporation Limited. Shandong Shengwang Pharmaceutical Corporation Limited is controlled by Shandong Shengwang Group Corporation, and the Company's President and Chairman, Laiwang Zhang, is the control person, of both Shandong Shengwang Pharmaceutical Corporation Limited and Shandong Shengwang Group Corporation. In addition, the remaining members of the Company's management have been employed by one of those two companies prior to or in conjunction with their duties at Qufu and our company.

From time to time the Company advance funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for the Company at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the Company building an additional manufacturing line. At April 30, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed the Company $1,044,687 for advances we made that corporation for the purchase of equipment and hiring of construction services on the Company's behalf.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


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


NOTE 6 - LOANS PAYABLE

Loans payable consisted of the following at April 30, 2005:

Note to Bank of China dated February 8, 2005, due in
monthly installments through February 8, 2006. Interest
rate at 6.90%. Secured by equipment                               $     247,390

Note to Qufu City Credit Union dated August 14, 2004,
due in monthly installments on August 15, 2005.
Interest rate at 6.34%. Secured by equipment                            114,644

Note to Yao Town Credit Union dated July 3, 2004, due on
July 2, 2005. Interest rate at 5.58%. Secured by equipment                6,034

Note to Qufu City Department of Treasury dated June 29,
2004, due on Jun 28, 2006. Interest rate at 5.58%.
Secured by equipment                                                    103,795

Note to Bank of China dated August 24, 2004, due in
monthly installments through August 23, 2005. Interest rate
at 6.6750%. Secured by equipme                                          120,678
                                                                  --------------
                                                                  $     592,541
     Total
                                                                ================

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

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

The Company has a minimal net operating loss carryforward for tax purposes at April 30, 2005 expiring through the year 2025. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for years ended April 30, 2005 and 2004:

                                                  2005                   2004
                                                ------------        ------------

        Computed "expected" tax expense           34.0 %                34.0 %
        State income taxes                         5.0 %                 5.0 %
        Other permanent differences              (39.0)%               (39.0)%
        Foreign income taxes                      32.0%                 36.0%
                                                ------------        ------------

        Effective tax rate                       32.0%                  36.0%
                                                ============       =============

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)

On April 30, 2004, the Company issued 1,000,002 shares of common stock for debt. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. In connection with these shares, the Company reduces a loan payable by $100,000.

On April 30, 2004, the Company granted 2,125,002 shares of common stock to consultants for business development and marketing services. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. In connection with these shares, for the years ended April 30, 2005 and 2004, the Company recorded stock-based consulting expense of $100,000 and $112,500, respectively.

On May 1, 2004, the Company entered into three one-year consulting agreements with third party consultants for business development services and for management services relating to the payment of professionals for legal and accounting services. In connection with these consulting agreements, the Company granted an aggregate of 1,500,000 shares of common stock. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. For the year ended April 30, 2005, in connection with these shares, the Company recorded stock-based consulting expense of $120,000 and professional fees of $30,000 (included in general and administrative expense).

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

On April 12, 2005, the Company completed an $875,000 financing consisting of 8,750,000 shares of our common stock at $.10 per share, and Class A Common Stock Purchase Warrants to purchase an additional 13,125,000 shares. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.15 per share, subject to adjustment. In connection with this financing, the Company received net proceeds of $780,000.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

Stock Options

On March 23, 2005, the Company's Board of Directors authorized and adopted the 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to the Company. The Company has currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by the Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

The plan is administered by the Company's Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements are resolved by the Board or committee.

Plan options may either be options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. The Company's officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only its employees are eligible to receive incentive options. In addition, the plan allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)

Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of a Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

All incentive stock options expire on or before the 10th anniversary of the date the option is granted; however, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

Common stock warrants

In July 2004, in connection with a private placement, the Company granted two-year common stock purchase warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock with an exercise price of $0.167 per share. These warrants contain standard anti-dilution protection for the warrant holder in the event of stock splits, recapitalization or reorganization by the Company.

On April 12, 2005, in connection with a private placement, the Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 13,125,000 shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.15 per share, subject to adjustment. Additional, in connection with this private placement, the Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 375,000 shares of the Company's common stock as a placement fee. The number of shares issuable upon the exercise and the exercise price per share are subject to adjustment in the event the Company issues additional shares of common stock as a dividend or other distribution or for stock splits or combinations.
The number of shares of the Company's common stock and the exercise price of the warrant are also subject to adjustment in the event the Company issues additional shares of its common stock or any other securities which are convertible or exercisable into shares of its common stock at a per share price less than the exercise price of the warrant, other than in certain specific instances, in which event the exercise price of the warrant would be reset to the lower price.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 8 - STOCKHOLDERS' EQUITY (continued)

Common stock warrants (continued)

If the Company fails to maintain an effective registration statement for the time periods required by the subscription agreement, or if the holder is unable to exercise the warrant as a result of the Company's failure to maintain an effective registration statement, upon written demand by the holder, the Company is obligated to pay the holder a sum equal to the closing price of the Company's common stock on the trading day immediately preceding the notice, less the original purchase price of $0.10 per share.

A summary of the status of the Company's outstanding stock warrants granted as of April 30, 2005 and changes during the period is as follows:
                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Shares           Price
                                                --------------      ------------
           Outstanding at April 30, 2004                     -    $        -
           Granted                                  15,000,000         0.151
           Exercised                                         -             -
           Forfeited                                         -             -
                                                  --------------    ------------


           Outstanding at April 30, 2005            15,000,000    $    0.151
                                                  ==============   =============

           Warrants exercisable at end of period    15,000,000   $     0.151
                                                  ==============  ==============

          Weighted-average fair value of
          warrants granted during the period                     $     0.151


The following information applies to all warrants outstanding at April 30, 2005:


                                             Warrants Outstanding          Warrants Exercisable
                                          ----------------------------    -------------------------
                                            Weighted
                                              Average          Weighted                     Weighted
                                             Remaining         Average                      Average
                                            Contractual        Exercise                     Exercise
  Range of Exercise Prices       Shares      Life (Years)       Price           Shares        Price
 ------------------------     -----------    ------------     -----------    -------------- ----------
     $0.167                     1,500,000       9.75            $ 0.167       1,500,000      0.167
     $0.15                     13,500,000       2.85            $ 0.15       13,500,000      0.15



           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office and manufacturing space under leases In Shandong, China that expire through 2013. Future minimum rental payments required under these operating leases are as follows:

                   Period Ended April 30, 2006                       $  42,512
                   Period Ended April 30, 2007                       $  42,512
                   Period Ended April 30, 2008                       $  42,512
                   Period Ended April 30, 2009                       $  42,512
                   Period Ended April 30, 2010                       $  42,512
                   Thereafter                                        $ 113,043

Rent expense for the years ended April 30, 2005 and 2004 amounted to $42,479 and $29,167, respectively.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004



NOTE 12 - OPERATING RISK

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

(f) Performance of subsidiaries risk

Currently, a majority of the Company's revenues are derived via the operations of the subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that three of the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004



NOTE 13- SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended June 30, 2005 and 2004, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, nutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (beet sugar). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the year ended June 30, 2005 and 2004 is as follows:

                                               Year Ended          Year Ended
                                             June 30, 2005       June 30, 2004
                                            --------------     ----------------
                                             (Unaudited)           (Unaudited)
                          Net revenues:
 Chinese Medicines and Animal Medicines     $   6,573,440        $    3,177,097
         Natural Sweetener (beet sugar)         5,540,566             7,710,573
                                            --------------       ---------------

               Consolidated Net Revenue        12,114,006            10,887,670
                                            --------------       ---------------

  Cost of sales and operating expenses:
 Chinese Medicines and Animal Medicines         5,520,830             2,745,289
         Natural Sweetener (beet sugar)         4,475,656             6,697,016
                                  Other           284,510               112,520
                          Depreciation:
 Chinese Medicines and Animal Medicines            12,859                15,740
         Natural Sweetener (beet sugar)           195,323               343,361
                      Interest expense:
 Chinese Medicines and Animal Medicines            46,914                40,130
         Natural Sweetener (beet sugar)            11,240                19,098
                                  Other             3,900                     -
                     Net income (loss):
 Chinese Medicines and Animal Medicines           614,703               229,543
         Natural Sweetener (beet sugar)           502,821               348,287
                                  Other          (288,410)             (112,520)
                                            --------------       ---------------

                            Net  Income      $    829,114          $    465,310
                                            ==============       ===============

Total Assets at  June 30, 2005 and 2004:
 Chinese Medicines and Animal Medicines
                                            $   4,249,534          $  4,088,448
         Natural Sweetener (beet sugar)         5,687,174             6,028,209
                                  Other           900,777               104,980
                                            --------------       ---------------

               Consolidated Asset Total     $  10,837,485        $   10,221,637
                                            ==============       ===============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004



NOTE 14 - SUBSEQUENT EVENTS

On May 1, 2005, the Company entered into a two-month agreement with China Direct Investments, Inc., a related party, to provide consulting and advisory services to assist the Company. Marc Siegel, a 7.6% shareholder of the Company, is an officer, director and principal shareholder of China Direct Investments, Inc. The consultant received an aggregate of 500,000 Class A Common Stock Purchase Warrants to purchase shares of the Company's common stock at an exercise price of $0.15 per share for five years. The fair value of this warrant grant was estimated at $0.067 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 45 percent; risk-free interest rate of 4.00 percent and an expected holding periods of 5.00 years. In connection with these warrants, the Company recorded stock-based consulting expense of $33,428.

On June 11, 2005, the Company entered into a one-year agreement with a consultant to provided business development and management services, effective on May 1, 2005. In connection with this agreement, the Company shall issue 2,660,000 shares of the Company's common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006. The Company valued these shares at the quoted trading price on the date of grant of $0.11 per common share and recorded deferred consulting expense of $292,600 to be amortized over the service period.