Form 10QSB
period 2005-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2005-09-16
CIK 806592

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended July 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

           For the transition period from ________ to __________

                        Commission file number: 033-10456


                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
          (Exact name of small business issuer as specified in charter)

             Nevada                                           56-2416925
           ---------                                          ----------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)



                                 6 Youpeng Road
                          Qufu, Shandong, China 273100
               (Address of principal executive offices)(Zip code)

                                (86) 537-4424999
                (Issuer's telephone number, including area code)



Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 1, 2005, there were 46,027,276 shares of the small business issuer's common stock outstanding.

References in this report to "Sunwin", "we", "us" and "our" are to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and to our subsidiaries, Qufu Natural Green Engineering Company Limited a company organized under the laws of the Peoples Republic of China and its subsidiaries. The information which appears on our web site at www.suwn.biz is not part of this quarterly report.

            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION


This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JULY 31, 2005
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
                  July 31, 2005 (Unaudited)....................................3
      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended July 31, 2005 and 2004............4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended July 31, 2005 and 2004............5

      Notes to Unaudited Consolidated Financial Statements..................6-14

      Item 2 - Management's Discussion and Analysis or Plan of Operation...15-25

      Item 3 - Controls and Procedures........................................25


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................26

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....26

      Item 3 - Default upon Senior Securities ................................26

      Item 4 - Submission of Matters to a Vote of Security Holders............26

      Item 5 - Other Information..............................................26

      Item 6 - Exhibits.......................................................27

      Signatures..............................................................27

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005
                                   (Unaudited)


                                           ASSETS


CURRENT ASSETS:
    Cash                                                          $   1,980,096
    Accounts receivable (net of allowance
    for doubtful accounts of $1,164,339)                              1,692,324
    Inventories, net                                                  1,710,679
    Due from related parties                                            913,548
    Prepaid expenses and other                                        1,161,924
                                                              ------------------

        Total Current Assets                                          7,458,571

PROPERTY AND EQUIPMENT
   (net of accumulated depreciation of $1,816,260)                    3,648,998
                                                              ------------------

        Total Assets                                               $ 11,107,569
                                                              ==================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                   $   481,800
    Accounts payable and accrued expenses                             1,507,723
    Income taxes payable                                                631,396
    Advances from customers                                              82,203
                                                             -------------------

        Total Current Liabilities                                     2,703,122

OTHER PAYABLES                                                          132,929
                                                              ------------------

        Total Liabilities                                             2,836,051
                                                              ------------------

MINORITY INTEREST                                                     2,057,963
                                                              ------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
        No shares issued and outstanding)                                     -
    Common stock ($.001 Par Value; 200,000,000 shares authorized;
        46,027,276 shares issued and outstanding)                        46,027
    Additional paid-in capital                                        1,589,054
    Retained earnings                                                 4,727,445
    Deferred consulting fees                                           (255,525)
    Other comprehensive income - foreign currency                       106,554
                                                               -----------------

        Total Stockholders' Equity                                    6,213,555
                                                               -----------------

        Total Liabilities and Stockholders' Equity                  $ 11,107,569
                                                               =================


                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the Three Months
                                                                                  Ended July 31,
                                                                      -------------------------------------

                                                                            2005                2004
                                                                      -----------------   -----------------
                                                                        (Unaudited)           (Unaudited)

NET SALES                                                                  $ 3,171,087         $ 3,299,134

COST OF SALES                                                                2,240,689           2,249,913
                                                                      -----------------   -----------------

GROSS PROFIT                                                                   930,398           1,049,221
                                                                      -----------------   -----------------

OPERATING EXPENSES:
     Stock-based consulting expense                                             54,503              87,500
     Selling expenses                                                          366,710             331,616
     General and administrative                                                209,325             316,816
                                                                      -----------------   -----------------


        Total Operating Expenses                                               630,538             735,932
                                                                      -----------------   -----------------


INCOME FROM OPERATIONS                                                         299,860             313,289

OTHER INCOME (EXPENSE):
     Other income                                                              150,427              26,606
     Interest expense                                                           (9,212)            (19,565)
                                                                      -----------------   -----------------

        Total Other Income (Expense)                                           141,215               7,041
                                                                      -----------------   -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       441,075             320,330

PROVISION FOR INCOME TAXES                                                    (103,166)           (164,238)
                                                                      -----------------   -----------------

INCOME BEFORE MINORITY INTEREST                                                337,909             156,092

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                      (82,533)            (59,733)
                                                                      -----------------   -----------------

NET INCOME                                                                     255,376              96,359

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                                     109,525                   -
                                                                      -----------------   -----------------

COMPREHENSIVE INCOME                                                       $   364,901         $    96,359
                                                                      =================   =================

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic                                       $ 0.01              $ 0.00
                                                                      =================   =================

      Net income per common share - diluted                                     $ 0.01              $ 0.00
                                                                      =================   =================

     Weighted Common Shares Outstanding - basic                             44,812,928          33,361,841
                                                                      =================   =================

     Weighted Common Shares Outstanding - diluted                           44,812,928          34,861,841
                                                                      =================   =================





                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                              For the Three Months
                                                                                                 Ended July 31,
                                                                                     ---------------------------------------
                                                                                            2005                2004
                                                                                     ------------------- -------------------
                                                                                         (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                                $ 255,376            $ 96,359
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                             24,345              89,157
       Stock-based consulting                                                                    70,503              87,500
       Minority interest                                                                         82,533              59,734
       Allowance for doubtful accounts                                                          102,475               6,805
    Changes in assets and liabilities:
       Accounts receivable                                                                       54,924             106,487
       Inventories                                                                            1,168,491             889,758
       Prepaid and other current assets                                                        (440,303)           (445,700)
       Due from related parties                                                                 131,882            (424,617)
       Other assets                                                                                   -               6,038
       Accounts payable and accrued expenses                                                   (400,583)            (31,897)
       Income taxes payable                                                                     102,962             166,279
       Advances to customers                                                                     68,994             (11,897)
                                                                                     ------------------- -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     1,221,599             594,006
                                                                                     ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                       (835,953)           (229,094)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                    (835,953)           (229,094)
                                                                                     ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                                -             120,000
    Payments on loans payable                                                                  (120,678)           (475,628)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                                                    (120,678)           (355,628)
                                                                                     ------------------- -------------------

EFFECT OF EXCHANGE RATE ON CASH                                                                  40,830                   -
                                                                                     ------------------- -------------------

NET INCREASE IN CASH                                                                            305,798               9,284

CASH  - beginning of year                                                                     1,674,298             543,078
                                                                                     ------------------- -------------------

CASH - end of period                                                                        $ 1,980,096           $ 552,362
                                                                                     =================== ===================




                 See notes to consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

Sunwin International Neutraceuticals, Inc. (the "Company") was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. (Network). The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 80%-owned subsidiary, Qufu Natural Green Engineering Company Limited and its subsidiaries ("Qufu"), a company organized under the laws of the Peoples Republic of China. Qufu is engaged in the areas of traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, natural sweetener (Stevioside), and animal medicine prepared from 100% organic herbal ingredients.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results for the full fiscal year ending April 30, 2006.

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

Net income per share

Net income per common share for the years ended April 30, 2005 and 2004 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." As of July 31, 2005, there were warrants to purchase 15,500,000 shares of common stock, which dilute future earnings per share.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances from customers

Advances from customers at July 31, 2005 of $82,203 consist of a prepayment to the Company for merchandise that had not yet shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at July 31, 2005 was approximately $40,800.

On July 21, 2005, China allowed the Chinese RMB to fluctuate ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2005
                                   (UNAUDITED)


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

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

NOTE 2 - INVENTORIES

At July 31, 2005, inventories consisted of the following:

         Raw materials                                   $      1,132,413
         Finished goods                                           640,876
                                                           --------------
                                                                1,773,289

         Less: reserve for obsolete inventory                     (62,610)
                                                           --------------
                                                         $      1,710,679
                                                           ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The minority shareholder of Qufu, which owns 20% of that company, is Shandong Shengwang Pharmaceutical Corporation Limited. Shandong Shengwang Pharmaceutical Corporation Limited is controlled by Shandong Shengwang Group Corporation. Laiwang Zhang, President and Chairman of the Company, is the control person, of both Shandong Shengwang Pharmaceutical Corporation Limited and Shandong Shengwang Group Corporation. In addition, the remaining members of the Company's management have been employed by one of those two companies prior to or in conjunction with their duties at Qufu and our Company.

From time to time the Company advances funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for the Company at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the Company building an additional manufacturing line. At July 31, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed the Company $913,548 for advances we made to that corporation for the purchase of equipment and hiring of construction services on the Company's behalf.

NOTE 4 - STOCKHOLDERS EQUITY

Common Stock

On June 11, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective May 1, 2005. Marc Siegel, a 6.2% shareholder of the Company, is an officer, director and principal shareholder of China Direct Investments, Inc. In connection with this agreement, the Company shall issue 665,000 shares of the Company's common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. The Company valued these shares at the quoted closing trading price on the date of grant of $0.11 per common share, and recorded stock-based consulting expense of $21,075, professional fees of $16,000 and deferred consulting expense of $255,525 to be amortized over the service period.

Common stock warrants

On May 1, 2005, the Company entered into a two-month agreement with China Direct Investments, Inc., a related party, to provide consulting and advisory services to assist the Company. Marc Siegel, a 6.2% shareholder of the Company, is an officer, director and principal shareholder of China Direct Investments, Inc. The consultant received an aggregate of 500,000 Class A Common Stock Purchase Warrants to purchase shares of the Company's common stock at an exercise price of $0.15 per share for five years.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS EQUITY (continued)

Common stock warrants (continued)

The fair value of this warrant grant was estimated at $0.067 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 45 percent; risk-free interest rate of 4.00 percent and an expected holding period of 5 years. In connection with these warrants, the Company recorded stock-based consulting expense of $33,428.

A summary of the status of the Company's outstanding stock warrants granted as of July 31, 2005 and changes during the period is as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                    Shares             Price
                                               --------------     --------------
           Outstanding at April 30, 2005          15,000,000      $       0.151
           Granted                                   500,000              0.150
           Exercised                                       -                  -
           Forfeited                                       -                  -
                                               --------------     --------------

           Outstanding at July 31, 2005            15,500,000      $      0.151
                                               ==============      =============

           Warrants exercisable at end of
           period                                 15,500,000       $      0.151
                                               ==============      =============

          Weighted-average fair value of warrants
               granted during the period                                  $0.15

The following information applies to all warrants outstanding at July 31, 2005:



                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    -------------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------          -----------    ------------     -----------    -------------- ----------
     $0.167                             1,500,000      0.96            $ 0.167          1,500,000      0.167
     $0.15                             14,000,000      4.67            $ 0.15          14,000,000      0.15


           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE 5- SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended July 31, 2005 and 2004, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (stevioside). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the three months ended July 31, 2005 and 2004 is as follows:



                                                           Three Months Ended     Three Months Ended
                                                              July 31, 2005         July 31, 2004
                                                          ---------------------- ---------------------
                                                               (Unaudited)           (Unaudited)

                                       Net revenues:
              Chinese Medicines and Animal Medicines
                                                                 $    1,856,556         $   1,643,092
                      Natural Sweetener (stevioside)                  1,314,531             1,656,042
                                                          ---------------------- ---------------------

                            Consolidated Net Revenue                  3,171,087             3,299,134
                                                          ---------------------- ---------------------

               Cost of sales and operating expenses:
              Chinese Medicines and Animal Medicines                  1,627,511             1,345,459
                      Natural Sweetener (stevioside)                  1,144,615             1,408,649
                                               Other                     74,756               142,580
                                       Depreciation:
              Chinese Medicines and Animal Medicines                      3,215                19,006
                      Natural Sweetener (stevioside)                     21,130                70,151
                                   Interest expense:
              Chinese Medicines and Animal Medicines                      7,869                13,743
                      Natural Sweetener (stevioside)                      1,343                 5,822
                                               Other                          -                     -
                                  Net income (loss):
              Chinese Medicines and Animal Medicines
                                                                        205,384               142,905
                      Natural Sweetener (stevioside)                    124,748                96,034
                                               Other                   (74,756)             (142,580)
                                                          ---------------------- ---------------------

                                         Net  Income              $    255,376            $   96,359
                                                          ====================== =====================

            Total Assets at  July 31, 2005 and 2004:

              Chinese Medicines and Animal Medicines              $   4,307,108           $ 4,321,484
                      Natural Sweetener (stevioside)                  5,922,591             5,785,703
                                               Other                    877,870               124,900
                                                          ---------------------- ---------------------

                            Consolidated Asset Total              $   11,107,569         $ 10,232,087
                                                          ====================== =====================


           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 6 - OPERATING RISK

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

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit or loss for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit or loss depending on exchange rate of Chinese Renminbi (RMB) converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 6 - OPERATING RISK (continued)

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended July 31, 2005 and 2004, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report of Form 10-KSB as filed with the Securities and Exchange Commission.

Overview

         Effective February 1, 2004, Sunwin Tech Group, Inc. entered into a stock purchase agreement with Shandong Shengwang Pharmaceutical Corporation, Limited, a 90% shareholder of Qufu. Under this agreement, Sunwin Tech acquired 80% of the capital stock of Qufu in exchange for 100% of its capital stock which had a fair market value of $95,000. In April 2004, Qufu acquired 100% of Sunwin Tech in exchange for approximately 17,000,004 shares of our common stock which resulted in a change of control of our company.
 The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Qufu and we are treated as the continuing entity.

         Though our subsidiaries, we manufacture and sell neutraceutical products which can be classified into three main product groups; (1) stevioside
- a 100% natural sweetener, (2) veterinary medicines and animal feed additives, and (3) traditional Chinese medicine formula extracts. All of our business and operations are located in the People's Republic of China.

         We realize revenues from our stevioside product. Principal customers for this product are located in China and Japan where it is approved for use both as a food additive as well as a nutritional supplement. This product group represented approximately 46% of our total revenues for fiscal 2005 and 42% for the three months ended July 31, 2005. China has grown into the world's largest exporter of stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three companies in China manufacturing stevioside.

          We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include both traditional Chinese medicine and Western medicine, feed additives, feeds and disinfectors.We are a leading advocator of preparing animal medicine from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. This product group represented approximately 28% of our total revenues for fiscal 2005 and 27% for the three months ended July 31, 2005. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 26% of our total revenues for fiscal 2005 and 31% for the three months ended July 31, 2005.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside to Western countries, the other two product groups operate in highly competitive environments. We estimate that there are more than 2,700 companies in China selling animal medicines and more than 200 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. Our sale of products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups is limited to a certain extent by economic conditions in the PRC. In addition, because we are dependent upon raw materials which are farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Our ability, however, to expand our revenues from the sale of stevioside is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In an effort to increase our competitive position within our market segment, we have built an additional stevioside manufacturing line in order to expand our stevioside production, upgraded our exiting manufacturing stevioside line, and relocated to a larger facility which we anticipate to be operational in September 2005. In addition, during fiscal year 2005 and the first two quarters of fiscal year 2006 we have been involved in reconstructing an additional veterinary production line into a new building and we anticipate to be in full production in December 2005.

           Through July 31, 2005, we have advanced and invested an aggregate of approximately $655,000 to be used for leasehold improvements and equipment towards the additional veterinary medicine manufacturing line and $1,134,000 towards the stevioside facility. We presently anticipate that the stevioside upgrade and facility will not require any additional funds to complete and the veterinary medicine upgrade and facility will require USD $34,000 in additional capital from us.

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

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at July 31, 2005 was approximately $40,800. Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

         If any devaluation of the RMB were to occur in the future, returns on our operations in China, which are expected to be in the form of RMB, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the RMB were to occur in the future, our product sales in China and in other countries may be negatively affected.

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

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements on Form 10-KSB as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

      We record property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005 AS COMPARED TO THREE MONTHS ENDED JULY 31, 2004

Revenues

For the three months ended July 31, 2005, our revenues were $3,171,087 as compared to $3,299,134 for the three months ended July 31, 2004, a decrease of $128,047 or approximately 4%. We attribute this decrease in net revenues to an increase in revenues from the manufacture and sale of our traditional Chinese and animal medicine products of approximately $213,500 offset by a decrease in the sale of our natural sweetener, stevioside of $341,500 as discussed below:

o The decrease in the sale of our natural sweetener, stevioside, was caused by the upgrade of our manufacturing equipment and relocation of our stevioside manufacturing facility, which has disrupted our revenue flows. We anticipate starting to use this new manufacturing line in September 2005. Our revenues decreased from approximately $1,656,000 for the three months ended July 31, 2004 to $1,315,000 for the three months ended July 31, 2005, a 26% decrease. Until such time as the facility is fully operational, in the event we receive orders for Stevioside in excess of our manufacturing capacity, we purchase from other manufacturers and resell these goods to our customers to fill orders. We anticipate manufacturing 200 tons of stevioside and to resell 80 tons during fiscal year 2006. We believe that the market for stevioside remains strong as we see exports to Japan increasing.


         In order to make sure we have a sufficient supply of raw materials for production next year, we have prepaid farmers for stevioside leaves, which increased our prepaid expenses since April 30, 2005 by approximately $266,000 on our consolidated balance sheet. We expect to receive these raw materials at the end of August or early September 2005.

o We experienced an increase in the revenues related to our traditional Chinese medicine products. Our revenues increased from approximately $823,000 for the three months ended July 31, 2004 to $1,014,000 for the three months ended July 31, 2005, a 23.2% increase. Our gross profit rate has grown from 37.5% to 42.5% on this product due to the introduction of new products, and improved sales skills. Due to the increase in sales, our receivable amount has grown 69%. Additionally, the Chinese central government issued a new rule for the Chinese Medicine industry stipulating that all manufactures should satisfy GMP standards in their production process by October 1, 2005. We believe that we are the first facility in this industry to complete this requirement in China which will help us maintain the reputation in this field and acquire bigger market share. Next year, we will be adding new products into the market and plan to start a new products series, natural dietary health food.

o Revenues from our veterinary medicine grew 3% this period to approximately $843,000 for the three months ended July 31, 2005 as compared to $820,000 for the three months ended July 31, 2004. However, in past three months, our gross profit margins were at 25%, a decrease of 11% from the previous year due to increased raw material costs. We believe that we will achieve major growth in Veterinary medicine. The veterinary industry is regulated by the Chinese Central Government which recently issued a new regulation stipulating that all veterinary manufacturers should conform to the GMP production process standard by October 1, 2005. Among over 2,700 manufacturers in China, we estimate that only approximately 800 could accomplish this requirement on time. A significant market vacancy will be left by the companies that do not conform and pass the standard. We expect to complete construction and finish the inspection process on time. We expect to have eight production lines. We expect to obtain a greater market share in the fiscal year of 2006.

Cost of Sales and Gross Profit

For the three months ended July 31, 2005, cost of sales amounted to $2,240,689 or 70.7% of net revenues as compared to cost of sales of $2,249,913 or 68.2% of net revenues for the three months ended July 31, 2004, a percentage increase of 2.5%. Gross profit for the three months ended July 31, 2005 was $930,398 or 29.3% of revenues, as compared to $1,049,221, or 31.8% of revenues for the three months ended July 31, 2004.

Operating Expenses

         Our operating expenses significantly decreased for the three months ended July 31, 2005 from the three months ended July 31, 2004 as a result of increased selling expenses, which was attributable to increased commissions and local tax costs associated with our increased revenues, offset by decreased general and administrative costs which is primarily attributable to decreases in repairs and maintenance and retooling expenses associated with an upgrade of our manufacturing facilities and a decrease of approximately $54,000 in business development expenses offset by increases in professional fees associated with our SEC filings and other operating expenses. Expenditures for repairs and maintenance and facility upgrades during fiscal 2004 and in fiscal 2005 should decrease in future periods as we anticipate that this project will be completed in September 2005. We anticipate further increases in legal and accounting fees during fiscal 2006 which are associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2007 and beyond and fees and costs related to capital raising transactions. These increases could serve to further reduce our net income absent a significant increase in our revenues at the current gross profit margins.

For the three months ended July 31, 2005, total operating expenses were $630,538 as compared to $735,932 for the three months ended July 31, 2004, a decrease of $105,394 or 14.3%.

Included in this decrease were:

           * For the three months ended July 31, 2005, we recorded non-cash compensation expense of $54,503 and non-cash professional fees of $16,000 as compared to $87,500 for the three months ended July 31, 2004, a decrease of $16,997 or 19.4%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2006, we cannot predict the amount of expense which will be attributable to such agreements. At July 31, 2005, we had deferred consulting fees of $255,525, which will be amortized into operating expenses over the service period;

           * For the three months ended July 31, 2005, selling expenses amounted to $366,710 as compared to $331,616 for the three months ended July 31, 2004, an increase of $35,094 or 10.6%. For the three months ended July 31, 2005, we experienced an increase in commission expenses of approximately $36,000 and increased travel and entertainment costs of approximately $16,000. These increases were offset by a decrease in shipping and freight costs of approximately $9,000 and a decrease in advertising and promotion of $8,700.

         * For the three months ended July 31, 2005, general and administrative expenses were $209,325 as compared to $316,816 for the three months ended July 31, 2004, a decrease of $107,491 or 33.9%. The decrease is primarily attributable to a decrease of approximately $54,000 in business development expenses incurred during the three months ended July 31, 2004, a decrease of $6,600 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry and a slight decrease in salaries of $4,900. These decreases were offset by an increase in general operating expenses such as telephone, travel and entertainment and office expenses associated with increased operations.

           For the three months ended July 31, 2005, other income amounted to $150,427 as compared to other income of $26,606 for the three months ended July 31, 2004. Other income for the three months ended July 31, 2005 and 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

         For the three months ended July 31, 2005, interest expense was $9,212 as compared to $19,565 for the three months ended July 31, 2004, a decrease of $10,353 or 52.9%. Interest expense for the three months ended July 31, 2005 and 2004 was associated with our borrowings.

           Our income before minority interest increased by $181,817 or 116.5% to $337,909 for the three months ended July 31, 2005 as compared to $156,092 for the three months ended July 31, 2004 primarily as a result of an increase in other income of $123,821 and a decrease in total operating expense described above offset by a approximate 2.0% decrease in our gross profit margins for the three months ended July 31, 2005 from 2004 period.

         For the three months ended July 31, 2005, we reported a minority interest in income of subsidiary (Qufu) of $82,533 as compared to $59,733 for the three months ended July 31, 2004. The minority interest in income of subsidiary is attributable to Qufu, which we allocate to the minority stockholders, had the effect of reducing our net income.

            As a result of these factors, we reported net income of $255,376 or $.01 per share for the three months ended July 31, 2005 as compared to net income of $96,359 or $.00 per share for the three months ended July 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2005, we had working capital of $4,755,449 and cash and cash equivalents of $1,980,096. Working capital should be reduced by approximately $913,000 as it will be reclassified upon certain events discussed below. At July 31, 2005, our cash position by geographic area is as follows:

           United States        $         370
           China                    1,979,726
                                -------------
           Total                $   1,980,096
                                =============

       During fiscal 2005, we raised cash proceeds of $902,565 from the sale of our common stock.

       During fiscal 2005, we reduced our balance that we advanced to customers by $1,018,862.

     From time to time, we advance funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to: effectuate the purchase of equipment and hiring of construction services for us at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the building of an additional manufacturing line; leaseholder improvements in connection with the building of an additional manufacturing line; raw materials; and to provide our subsidiary
(Qufu) the status of joint venture. At July 31, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed us $913,548 in connection with the foregoing. As equipment is acquired and construction services performed, we will reclassify the advanced to property, plant and equipment.

         As of July 31, 2005, we had approximately U.S. $482,000 in short term loans and notes payable maturing at or prior to February 2006. If we fail to obtain debt or equity financing to meet these obligations or fail to obtain extensions of the maturity dates of these debt obligations, our overall liquidity and capital resources will be adversely affected as a result of our efforts to satisfy these obligations.

         Net cash provided by operating activities increased from $594,006 for the three months ended July 31, 2004 to $1,221,600 for the three months ended April 30, 2005. This increase is primarily attributable to:

       * an increase of $159,017 in our net income,

       * a decrease of $64,812 in depreciation and amortization as a result of the fact that certain property, plant and equipment was fully depreciated in the prior period.

       * a decrease of $16,997 in stock based compensation which reflects the decrease in the payment of non-cash compensation to consultants during the 2005 period. We paid stock based compensation to consultants for business development services, management services, and investor relations services. We expect to issue additional common shares for consulting services in the future.

       * an increase of $22,799 in minority interest which represents that portion of our net income which is attributable to the 20% of Qufu we do not own,

       * an increase of $95,670 in allowance for doubtful accounts which represents an increase in our allowance for bad debt based on an analysis of our receivable balances.

       * a decease of $51,563 in accounts receivable as a result of based on the fact that we have been collecting our receivables in a more timely manner and the application of advanced from customer to our accounts receivable balances,

       * an increase of $278,733 in inventory as a result of slow down of inventory production as we update our facilities. We expect our inventory levels to rise as we increase our stevioside production,

       * an increase of $5,397 in prepaid and other current assets, as a result of advances made to suppliers of stevioside in preparation of our new stevioside production line,

       * an increase of $556,499 in amounts due from related parties which are discussed elsewhere in this section,

       * a decrease of $368,685 in accounts payable and accrued expenses as a result of the repayment of balances due from our cash provide by operations,

       * a decrease of $63,317 in income tax payable as a result of the accrual of income tax payable in the current year on increased net income offset by payments made,

       * a decrease of $80,891 in advances from customers which includes a reduction in prepayments from our stevioside customers due to a slow down in production and shipments as we add and upgrade manufacturing lines. We expect advances from customers to increase to approximately $1,000,000 as stevioside production increases.

       Net cash used in investing activities increased to $835,953 for the three months ended July 31, 2005 as compared to $229,094 for the three months ended July 31, 2004. This change is primarily the result of an increase of $606,859 in capital expenditures for the acquisition of manufacturing equipment during the three months ended July 31, 2005 as compared to the prior period.

        Net cash used in financing activities was $120,678 for the three months ended July 31, 2005 as compared to $355,628 for the three months ended July 31, 2004. This change is primarily attributable to a reduction in payments on loans payable during the three months ended July 31, 2005 based on the terms of such agreements. For the three months ended July 31, 2005, we repaid loans of $120,678 to various banks and individuals. For the three months ended July 31, 2004, we received proceeds of $120,000 from the sale of common stock offset by repayments of loans of $475,628.

        Management has determined that it wishes to update the status of Qufu from a stock company to a joint venture which management believes will provide Qufu with certain advantages in its business and operations as joint ventures are generally perceived to be more financially stable enterprises. We have received a temporary operating license from the Chinese governmental agency. In order to complete the registration with the Chinese government, the Chinese government must verify that a cash investment has been made from Sunwin Tech (a foreign company) to Qufu equal to 80% of Qufu's registered capital which is presently approximately $1,973,287 (18 million RMB) before the government will grant Qufu the operating license as a joint venture. At July 31, 2005, Qufu received approximately $877,500 from our private offerings for this purpose. When the rest of funds of approximately $1,100,000 are available to Qufu, the operating license will be granted, of which there are no assurances we will able to receive the fund. The Chinese government may allow stock of a publicly traded US company to be used for the formation of the joint venture. If this is a case, the additional amount necessary for the formation of the joint venture is not required. In case Qufu is unable to receive the funds, we may lower Qufu's registered capital from $2,466,609 (20 million RMB) to $1,233,304 (10 million
RMB) to complete the registration process. We believe that whether we complete the registration process or not will not materially affect our business operation and financial performance.

        We currently have no material commitments for capital expenditures, except for as described below.

        As described elsewhere herein, while we have sufficient funds to conduct our business and operations as they are currently undertaken, we are building additional manufacturing lines in order to expand our veterinary medicine production. Based upon our preliminary estimates this will require additional capital and other expenditures of approximately USD $34,000. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

            There was no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

         Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and incidences of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             In August 2005, we issued 665,000 shares of our common stock to China Direct Investments, Inc. as compensation under a consulting agreement for advisory services rendered for a three month period. We valued these shares at $73,150. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act."

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5. Other Information

               None

Item 6.  Exhibits

Exhibit
Number            Description
-----------       ----------------
31.1              Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
31.2              Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Certification of Chief Executive Officer Certification
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2              Certification of Chief Financial Officer Certification
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                                               By: /s/ Dongdong Lin
                                                       Dongdong Lin,
      Dated: September 15, 2005               CEO, Principal Executive Officer