Form 10QSB/A
period 2005-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2005-09-23
CIK 806592

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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



Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 15, 2005, there were 44,032,276 shares of the small business issuer's common stock outstanding.

References in this report to "Sunwin", "we", "us" and "our" are to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and to our subsidiaries, Qufu Natural Green Engineering Company Limited a company organized under the laws of the Peoples Republic of China and its subsidiaries. The information which appears on our web site at www.suwn.biz is not part of this quarterly report.

This Quarterly Report on Form 10-QSB/A of Sunwin Neutraceuticals International, Inc. for the fiscal quarter ended July 31, 2005 is being filed for the purpose of revising certain disclosure and accounting treatment related to 2,660,000 shares of common stock that were incorrectly calculated as issued and outstanding at the time of the report. This report on Form 10QSB/A supercedes in its entirety the previously filed Quarterly Report for July 31, 2005.



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

      Item 5 - Other Information..............................................26

      Item 6 - Exhibits.......................................................27

      Signatures..............................................................27

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005
                                   (Unaudited)


                                           ASSETS


CURRENT ASSETS:
    Cash                                                          $   1,980,096
    Accounts receivable (net of allowance
    for doubtful accounts of $1,164,339)                              1,692,324
    Inventories, net                                                  1,710,679
    Due from related parties                                            913,548
    Prepaid expenses and other                                        1,161,924
                                                              ------------------

        Total Current Assets                                          7,458,571

PROPERTY AND EQUIPMENT
   (net of accumulated depreciation of $1,816,260)                    3,648,998
                                                              ------------------

        Total Assets                                               $ 11,107,569
                                                              ==================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                   $   481,800
    Accounts payable and accrued expenses                             1,544,798
    Income taxes payable                                                631,396
    Advances from customers                                              82,203
                                                             -------------------

        Total Current Liabilities                                     2,703,122

OTHER PAYABLES                                                          132,929
                                                              ------------------

        Total Liabilities                                             2,836,051
                                                              ------------------

MINORITY INTEREST                                                     2,057,963
                                                              ------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
        No shares issued and outstanding)                                     -
    Common stock ($.001 Par Value; 200,000,000 shares authorized;
        43,367,276 shares issued and outstanding)                        43,367
    Additional paid-in capital                                        1,299,114
    Retained earnings                                                 4,727,445
    Other comprehensive income - foreign currency                       106,554
                                                               -----------------
        Total Stockholders' Equity                                    6,176,480
                                                               -----------------

        Total Liabilities and Stockholders' Equity                  $ 11,107,569
                                                               =================


                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the Three Months
                                                                                  Ended July 31,
                                                                      -------------------------------------

                                                                            2005                2004
                                                                      -----------------   -----------------

(Unaudited) (Unaudited)

NET SALES                                                                  $ 3,171,087         $ 3,299,134

COST OF SALES                                                                2,240,689           2,249,913
                                                                      -----------------   -----------------

GROSS PROFIT                                                                   930,398           1,049,221
                                                                      -----------------   -----------------

OPERATING EXPENSES:
     Stock-based consulting expense                                             33,427              87,500
     Selling expenses                                                          366,710             331,616
     General and administrative                                                230,401             316,816
                                                                      -----------------   -----------------


        Total Operating Expenses                                               630,538             735,932
                                                                      -----------------   -----------------


INCOME FROM OPERATIONS                                                         299,860             313,289

OTHER INCOME (EXPENSE):
     Other income                                                              150,427              26,606
     Interest expense                                                           (9,212)            (19,565)
                                                                      -----------------   -----------------

        Total Other Income (Expense)                                           141,215               7,041
                                                                      -----------------   -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       441,075             320,330

PROVISION FOR INCOME TAXES                                                    (103,166)           (164,238)
                                                                      -----------------   -----------------

INCOME BEFORE MINORITY INTEREST                                                337,909             156,092

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                      (82,533)            (59,733)
                                                                      -----------------   -----------------

NET INCOME                                                                     255,376              96,359

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                                     109,525                   -
                                                                      -----------------   -----------------

COMPREHENSIVE INCOME                                                       $   364,901         $    96,359
                                                                      =================   =================

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic                                       $ 0.01              $ 0.00
                                                                      =================   =================

      Net income per common share - diluted                                     $ 0.01              $ 0.00
                                                                      =================   =================

     Weighted Common Shares Outstanding - basic                             43,367,276         33,361,841
                                                                      =================   =================

     Weighted Common Shares Outstanding - diluted                           43,367,276          34,861,841
                                                                      =================   =================




                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                              For the Three Months
                                                                                                 Ended July 31,
                                                                                     ---------------------------------------
                                                                                            2005                2004
                                                                                     ------------------- -------------------

(Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                                $ 255,376            $ 96,359
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                             33,427              89,157

       Stock-based consulting                                                                    70,503              87,500
       Minority interest                                                                         82,533              59,734
       Allowance for doubtful accounts                                                          102,475               6,805
    Changes in assets and liabilities:
       Accounts receivable                                                                       54,924             106,487
       Inventories                                                                            1,168,491             889,758
       Prepaid and other current assets                                                        (440,303)           (445,700)
       Due from related parties                                                                 131,882            (424,617)
       Other assets                                                                                   -               6,038
       Accounts payable and accrued expenses                                                   (363,507)            (31,897)


       Income taxes payable                                                                     102,962             166,279
       Advances to customers                                                                     68,994             (11,897)
                                                                                     ------------------- -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     1,221,599             594,006
                                                                                     ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                       (835,953)           (229,094)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                    (835,953)           (229,094)
                                                                                     ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                                -             120,000
    Payments on loans payable                                                                  (120,678)           (475,628)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                                                    (120,678)           (355,628)
                                                                                     ------------------- -------------------

EFFECT OF EXCHANGE RATE ON CASH                                                                  40,830                   -
                                                                                     ------------------- -------------------

NET INCREASE IN CASH                                                                            305,798               9,284

CASH  - beginning of year                                                                     1,674,298             543,078
                                                                                     ------------------- -------------------

CASH - end of period                                                                        $ 1,980,096           $ 552,362
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


Consulting agreement

On June 11, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective May 1, 2005. Marc Siegel, a 7.8% shareholder of the Company, is an officer, director and principal shareholder of China Direct Investments, Inc. In connection with this agreement, the Company shall issue 665,000 shares of the Company's common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. The Company valued these services using the fair value of common shares issuable at the end of each month of the service period at approximately $.11 per share and recorded consulting expense of $21,075 and professional fees of $16,000.



NOTE 4 - STOCKHOLDERS EQUITY

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

Included in this decrease were:

            * For the three months ended July 31, 2005, we recorded stock-based consulting expense of $33,427 as compared to $87,500 for the three months ended July 31, 2004, a decrease of $54,073 or 64.8%. This amount represented the value of shares of our common stock we issued as compensation for consulting services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2006, we cannot predict the amount of expense which will be attributable to such agreements. At July 31, 2005, we entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective May 1, 2005.
In connection with this agreement, we shall issue 665,000 shares of our common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. The issuance of these shares will increase stock-based consulting fees. We valued these services using the fair value of common shares issuable at the end of each month of the service period;


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

         * For the three months ended July 31, 2005, general and administrative expenses were $230,401 as compared to $316,816 for the three months ended July 31, 2004, a decrease of $86,415 or 27.3%. The decrease is primarily attributable to a decrease of approximately $54,000 in business development expenses incurred during the three months ended July 31, 2004, a decrease of $6,600 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry and a slight decrease in salaries of $4,900. These decreases were offset by an increase in consulting expense of $21,075 and increases general operating expenses such as telephone, travel and entertainment and office expenses associated with increased operations.



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


       * a decrease of $54,073 in stock based compensation which reflects the decrease in the payment of non-cash compensation to consultants during the 2005 period. We paid stock based compensation to consultants for business development services, management services, and investor relations services. We expect to issue additional common shares for consulting services in the future.



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

       * a decrease of $331,610 in accounts payable and accrued expenses as a result of the repayment of balances due from our cash provide by operations,

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

                                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                                               By: /s/ Dongdong Lin
                                                       Dongdong Lin,
      Dated: September 23, 2005               CEO, Principal Executive Officer