Form 10KSB/A
period 2005-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2005-11-02
CIK 806592

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 033-10456

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
                          (Formerly Network USA, Inc.)
                 (Name of small business issuer in its charter)

              Nevada                                  56-2416925
  --------------------------------         ---------------------------------
    (State or other jurisdiction           (IRS Employer Identification No.)
  of incorporation or organization)


                  6 Youpeng Road, Qufu, Shandong, China 273100
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (86)537-4424999
                                              -----------------

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class         Name of each exchange on which registered

              None                            Not Applicable
      ---------------------      ------------------------------------------
      (Title of each class)


         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                               ------------------
                                (Title of class)

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


Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                              ----     -----

This Annual Report on Form 10-KSB/A of Sunwin International Neutraceuticals, Inc. for the fiscal year ended April 30, 2005 is being filed for the purpose of:

     o Reclassification of certain assets from current to long term. We classified certain amounts due from a related party which were related to the purchase of equipment as a current asset. Upon further review and discussion with our auditor, we have determined that the amounts should have been classified as a long-term asset,

     o Funds advanced to a company prior to an acquisition of that company. We initially eliminated the investment on our balance sheet through retained earnings. Upon further review and discussion with our auditor we have determined that the elimination should have been against additional paid-in capital, and

     o Revising certain disclosure related to our manufacturing facilities and property leases, our manufacture of stevioside during fiscal year 2004, our purchase and sale of finished stevioside product from third party manufacturers, and our related party transactions.

This report on Form 10KSB/A supercedes in its entirety the previously filed Annual Report for April 30, 2005.

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

     We are one of the leading manufacturers of stevioside in the PRC. We have been engaged in the continuous production of stevioside since 1998. Our present capacity is approximately 200 tons annually, which will be increased to approximately 300 tons annually in September 2005 following the completion of ongoing expansion of our manufacturing facilities. According to the 2004 China Stevioside Sugar Association report, 300 tons annually will account for approximately one sixth of the total capacity of the top 10 stevioside manufacturers in the PRC.

     We are a perennial member of China Stevioside Sugar Association, which was established in November 1988. The association seeks to contribute its efforts, and the strength of its members to harmonize the relationships among other participants of this industry, to promote the technology innovation, to supervise the quality control, to set self-discipline market prices, to assist the association to set long-term goals, industrial policy and technical standard, and to collect information on the domestic and foreign stevioside industry and supply the information to its members.

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

     We believe that the worldwide demand for healthy sugar is rising, and we estimate that the demand for stevioside in recent years is increasing at a rate of 15% to 20% every year. According to the China Stevioside Sugar Association, in 2002, worldwide demand for stevioside exceeded 1,200 tons and China supplied more than 1,000 tons, accounting for 80% of worldwide consumption of stevioside. In 2003, as a result of the overall economic decline in China due mainly to the SARS outbreak, our production and sales of stevioside decreased to 176 tons, however, during fiscal year ended April 30, 2004 the production recovered to the approximate sales levels of 2002. In fiscal year ended April 30, 2004, our stevioside production reached 150 tons, which according to the China Stevioside Sugar Association, accounted for approximately 8.3% of the global production.

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

     While stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives (GB2760), the number of countries in the world which permit the use of stevioside as a food additive is limited. At present Japan, Korea, China,
Taiwan, Indonesia, Israel, German Brazil and Paraguay permit the use of stevioside as a sweetener and food additive. In these countries stevioside may be used in a wide variety of products including soft drinks, Japanese-style processed vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products. The countries however, which do not permit the use of stevioside as a food additive, include most Western nations.

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

     Our customers

     We sell stevioside on a wholesale basis to customers primarily located in China and Japan. Our target markets for customers of our stevioside product are domestic food manufacturers and larger foreign trade companies which export the products from the PRC to Japan, Korea and Southeast Asia. Our major customers include China Minemetals Corporation, Shanghai Sanming Food Co., Ltd., Shandong Pharmaceutical & Healthcare Co., Ltd., Shanghai Folo Trade Co., Ltd. Hangzhou Tian-Mu-Shan Pharmaceutical Enterprises Co. Ltd. and Nanjing FenQin Bio-Chemical Co. Ltd. For the fiscal year ended April 30, 2005 revenues from two of our manufacturer customer represented approximately 15% and approximately 10% of our total net revenues from this product group. We do not have contracts with our customers and sales are made under a purchase order arrangement with payment in full on the order due prior to shipment. We will provide certain discounts to customers if a customer pays us three months in advance. The discount ranges from 2% to 3%. In the fiscal year of 2005, such discounts that Sunwin gave were minimal.

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

     Based upon our historical experience, the average price of dry leaves of stevia generally ranged from RMB 5,500 to RMB 6,000 per ton, or approximately $695 per ton, and the price of stevioside was approximately RMB 200,000 per ton, or approximately $24,160 per ton. In the later half of 2003, the raw material market in China was adversely affected by weather conditions. The South China planting bases were adversely affected as a result of a drought in the Jiangxi Province and excessive rains in the Henan, Jiangsu and Anhui Provinces. Certain agriculture policies enacted in North China had the effect of limiting the farmer's initiative to plant crops, including stevia. As a result, since September 2003, declining supply of raw materials has resulted in a steady increase in the market price of dry leaves and finished product. The cost of stevioside went up, followed by the rising prices. Currently the price of stevia leaves is approximately RMB 15,000 per ton, or approximately $1,812 per ton, and the price of stevioside ranges from approximately RMB 270,000 to approximately RMB 280,000 per ton, or approximately $33,220 per ton. As a result of the planting contracts we have entered into with local farmers and our inventory of dry leaves at the time of the price increases, we have been able to ensure our supply of stevia leaves at reasonable prices.

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

     Manufacturing, extraction and packaging; and resale distribution

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

     We also purchase and resell finished stevioside product from third party manufacturers. For fiscal year ended April 30, 2005 we manufactured approximately 88 tons and purchased and resold approximately 96 tons from third party manufacturers. For fiscal year ended April 30, 2004 we manufactured approximately 150 tons and purchased approximately 84 tons from third party manufacturers.

     We purchase the stevioside finished product directly from other manufacturers. We have four unaffiliated suppliers to obtain the lowest cost. We do not have any contracts with these suppliers. We generally place orders for stevioside products with our suppliers based upon our internal estimates of the amounts we can manufacture and the remaining amount we will need to fill an order of a customer. During the fiscal year ended April 30, 2005, approximately 52% of our total net revenues from this product group were generated from reselling approximately 96 tons of stevioside purchase from third party manufacturers, of which our four suppliers supplied us with approximately 11 tons, 16 tons, 30 tons and 38 tons, respectively.

     From June 2004 to September 2005 we were involved in upgrading and moving our stevioside production to a different location which resulted in our not being able to manufacture stevioside during such time. In September 2005 we begun manufacturing production. This manufacturing facility will provide us an aggregate production capacity of 300 tons of stevioside per year. The main facilities are comprised of extraction technology and spray towers for high temperature drying. Until such time as the facility is fully operational, in the event we receive orders for Stevioside in excess of our manufacturing capacity, we intend to purchase from other manufacturers and resell these goods to our customers to fill orders. During the first year of operations under the new facility, we anticipate manufacturing no more than 200 tons of Stevia and purchase and resell from other manufactures any amounts in excess thereof.

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

     Traditional Chinese medicine is based on a "five element theory" and those elements are wood, earth, metal, fire, and water. Our bodies have two energy channels (meridians) representing organ systems in each of those five elements of nature. Optimally, these all work in balance and in synchronized harmony. In the process of defending against diseases for thousands of years, Chinese herbal medicine has been developed and systemized based upon theoretical principles as a means of both the prevention and treatment of illness and disease. A complex system of diagnostic methods takes into consideration the person as whole, not just isolated symptoms. A "pattern of disharmony" is discovered and treated accordingly. The aim is not necessarily to eliminate or alleviate symptoms. The objective, rather, is to increase both the ability to function and the quality of life. The restoration of harmony is integral to Chinese herbal medicine. After a diagnosis is made, herbs are selected and combined, or a well-known traditional formula is prescribed and the formula is adjusted to fit the patient's symptoms and diagnosis.

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

New Product Development

     We engage in new product development both through our internal research facilities and in partnership with a number of research facilities in the PRC including:

     o Shandong Medical University where are project is the joint development of molecular absorption purified rutoside,

     o Kelong Bio-Tech Co., Ltd. Biology and Physics Research Center of Chinese Academy of Science where the project is the joint development of soy bean oligosaccharide, and

     o Tianfulai Bio-Tech Technology Co. Ltd. (Beijing) where the project is the joint development of Traditional Chinese medicine polysaccharide anthone extracted powder for forage.

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

     Our principal competitors in the sale of veterinary medicine products are China Animal Husbandry Industry Co., Ltd., Qilu Animal Health Products Factory Co., Ltd. and Shinjaizhuang Huamu Animal Husbandry Co. Ltd. In addition, as China is a member of the WTO many good quality competitive products are imported into the Chinese market at reasonable prices. We believe we hold certain competitive advantages in this product segment based mainly on our manufacturing capacity and advanced technology. We also focus on expanding our product offerings and quality control. In order to maintain what we believe to be a competitive position within this product segment we will need to change our existing product delivery system from tablets and injections to a spray which increases the convenience and accessibility for the end use. We also are challenged to broaden our product line to meet consumer demand and compete with foreign made products.

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

Registration of Qufu as a joint venture in China

     Prior to our acquisition of Sunwin Tech Group, Inc. in April 2004, in February 2004; Sunwin Tech Group, Inc. acquired 80% of the capital stock of Qufu from Shandong Shengwang Pharmaceutical Corporation, Limited in exchange for shares of Sunwin Tech Group Inc. common stock. Management has determined that it wishes to update the status of Qufu from a stock company to a joint venture which management believes will provide Qufu with certain advantages in its business and operations as joint ventures are generally perceived to be more financially stable enterprises. We have received a temporary operating license from the Chinese governmental agency. In order to complete the registration with the Chinese government, the Chinese government must verify that a cash investment has been made from Sunwin Tech (a foreign company) to Qufu equal to 80% of Qufu's registered capital which is presently approximately $1,973,287 (18 million RMB) before the government will grant Qufu the operating license as a joint venture. At July 31, 2005, Qufu received approximately $877,500 from our private offerings for this purpose. When the rest of funds of approximately $1,100,000 are available to Qufu, the operating license will be granted, of which there are no assurances we will able to receive the fund. The Chinese government may allow stock of a publicly traded US company to be used for the formation of the joint venture. If this is a case, the additional amount necessary for the formation of the joint venture is not required. In case Qufu is unable to receive the funds, we may lower Qufu's registered capital from $2,466,609 (20 million RMB) to $1,233,304 (10 million RMB) to complete the registration process. We believe that whether we complete the registration process or not will not materially affect our business operation and financial performance.

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

     Following this transaction, we continued to direct our efforts towards the investment and development of real estate, initially in the Houston, Texas market and also considered possible transactions in which a privately held business would merge into our company in a transaction in which control of our company would change hands. During fiscal 2003, we entered into a letter of intent with Aerospace Technologies Limited; however, the letter of intent was eventually terminated prior to the closing of any transaction.

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

Risk Factors

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

     We are a Chinese company and all of our business and operations are conducted in China. We are a party to certain material contracts, including the planting agreements with the farmers who supply the stevia rebaudiana used in our products and the leases for the facilities used by our stevioside, veterinary medicine and Traditional Chinese medicine formula extract product groups. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot assure you that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of this hypothetical future events could have on our company.

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

We are highly dependent on our president, as well as his affiliated companies, Shandong Shengwang Pharmaceutical Corporation Limited and Shandong Shengwang Group Corporation.

     We are dependent upon the services of Mr. Laiwang Zhang, our president, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in China. We do not have an employment agreement with Mr. Zhang and we do not anticipate entering into an employment agreement in the foreseeable future. We also do business with several companies which are affiliated with Mr. Zhang as described later in this report under Certain Relationships and Related Party Transactions. We are dependent upon those relationships to provide us with certain services which we cannot readily obtain on our own without additional expense. We do not have written agreements with any of these related parties.

     Although we have no reason to believe that Mr. Zhang or his affiliated companies would discontinue their services with us, the interruption or loss of these services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

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

     The stevioside finished product and certain materials used in products are available from a limited number of suppliers. Further, we may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. We have planting and purchase agreements with our major suppliers of the stevia leaves. Although we believe that alternative suppliers are available to supply materials and the stevioside finished product, any interruption in the supply from any supplier could delay product shipments and sales and adversely affect our relationships with customers.

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

We do not have a lease for our principal executive office and research facilities.

     While we have leases for the facilities used in connection with our stevioside, veterinary medicine and Traditional Chinese medicine formula extract product groups, we have not obtained a lease for the our principal executive office and research facilities which we use. We use these facilities which are owned by Shandong Shengwang Pharmaceutical Corporation, Limited, our affiliate, under an oral agreement and the costs are included in the management fee we pay this entity. . Our business will be materially adversely affected if we loose the right to use this facility and need to relocate to new facilities.

We depend on factories to manufacture our products, which may be insufficiently insured against damage or loss.

     We have no direct business operation, other than our ownership of our subsidiaries located in China, and our results of operations and financial condition are currently solely dependent on our subsidiaries' factories in China. We do not currently maintain insurance to protect against damage and loss to our facilities and other leasehold improvements. Therefore, any material damage to, or the loss of, any of our facilities due to fire, severe weather, flooding or other cause, would not be shared with an insurance company, and if large enough, would have a material and negative effect on producing our products and on our financial condition. If the damage was significant, we could be forced to stop operations until such time as the facilities could be repaired. The products and the processes we use could expose us to substantial liability. We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. To date, we have not experienced any problems associated with claims by users of our products. However, that does not mean that we will not have any problems with respect to our products in the future. We do not carry product liability insurance. The lack of product liability insurance may expose us to enormous risks associated with potential product liability claims.

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

Our operations are subject to government regulation. If we fail to comply with the application regulations, our ability to operate in future periods could be in jeopardy.

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

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal years ended April 30, 2004 and 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ended April 30, 2006.

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

We engage in a number of related party transactions which may not always be on terms as favorable as we could receive from non-affiliated third parties.

     As described later in this report under Certain Relationships and Related Transactions, we historically have engaged in a number of transactions with affiliated entities and we anticipate that we will continue to engage in such transactions in future periods. We cannot assure you that the terms of these transactions will always be as favorable to us as we might receive from non-affiliated third parties. Purchasers of our common stock are reliant upon management's judgment as to the reasonableness and fairness of the terms of the various transactions.

We will need to raise additional capital to expand our operations in future periods. If we cannot raise sufficient capital, our ability to implement our business strategies and continue to expand will be at risk.

     To fully implement our growth plan, over the next 12 months we anticipate that we may require additional working capital for increasing our inventory of raw materials and products, additional expansion of our facilities, salaries and wages for additional employees, increased marketing and advertising and possible business acquisitions. We are not presently a party to any agreement with any third party for any acquisitions and given our limited resources we may have difficulty closing the acquisition of any target companies we may identify in the future. We do not presently have sufficient working capital to fund the additional growth of our company, and we will need to raise additional working capital to complete this project. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. If we raise the necessary capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

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

     The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

     ITEM 2. DESCRIPTION OF PROPERTY.

     Our principal executive offices and research and development facilities are located in a building we share with Shandong Shengwang Pharmaceutical Corporation, Limited under an oral agreement. The cost for this facility is included in the annual management fee we pay Shandong Shengwang Pharmaceutical Corporation, Limited.

     In October 2002 Qufu entered into a lease agreement with Shandong Shengwang Pharmaceutical Corporation, Limited, an affiliate, which covers the approximately 54,000 square foot facilities used by our Traditional Chinese medicine formula extract product group. This lease, which expires in October 2012, provides for an annual rent of RMB 160,000, or approximately US$20,000, payable in a lump sum yearly.

     In October 2002 Qufu entered into a lease agreement with Qufu LuCheng Chiya Resident Commitment, an unaffiliated local governmental owned entity, which covers the approximate 25,200 square foot facilities used by our veterinary medicine product group. This lease, which expires in August 2012, provides for annual rent of RMB 180,000, or approximately US$22,500, payable in a lump sum yearly.

     In April 2004 Qufu entered into a lease agreement with Qufu ShengDa Industry Co., Ltd., an unaffiliated local governmental owned entity, which covers the approximate 36,000 square foot facilities used by our stevioside product group. This lease, which expires in April 2014, provides for annual rent of RMB 30,000, or approximately US$3,750, for the first three years of the term and thereafter increases to RMB 50,000, or approximately US$6,250 for the balance of the lease term, payable in a lump sum yearly.

     We believe that these facilities are sufficient for our needs.

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

                                                               High       Low
         Fiscal 2003

         November 13, 2002 through January 31, 2003          $ 0.72     $ 0.03
         February 1, 2003 through April 30, 2003             $ 0.833    $ 0.022

         Fiscal 2004

         May 1, 2003 through July 31, 2003                   $ 0.50     $ 0.1083
         August 1, 2003 through October 31, 2003             $ 0.25     $ 0.1083
         November 1, 2003 through January 31, 2004           $ 0.2083   $ 0.1417
         February 1, 2004 through April 30, 2004             $ 0.2083   $ 0.10

         Fiscal 2005

         May 1, 2004 through July 31, 2004                   $ 0.74     $ 0.17
         August 1, 2004 through October 31, 2004             $ 0.74     $ 0.25
         November 1, 2004 through January 31, 2005           $ 0.27     $ 0.12
         February 1, 2005 through April 30, 2005             $ 0.19     $ 0.12


     On August 8, 2005, the last reported sale price of the common stock on OTCBB was $.09 per share. As of August 8, 2005 there were approximately 763 stockholders of record of the common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following analysis of our consolidated financial condition and results of operations for the years ended April 30, 2005 and 2004, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this prospectus. When used in this section, "fiscal 2005" means our fiscal year ended April 30, 2005 and "fiscal 2004" means our fiscal year ended April 30, 2004.

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

     We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include traditional Chinese medicine and Western medicine, feed additives, feeds and disinfectors. We are a leading advocator of preparing animal medicine from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. This product group represented approximately 28% of our total revenues for fiscal 2005. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 26% of our total revenues for fiscal 2005.

     Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside to Western countries, the other two product groups operate in highly competitive environments. We estimate that there are more than 50,000 companies in China selling animal medicines and more than 200 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. Our sale of products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups is limited to a certain extent by economic conditions in the PRC. In addition, because we are dependent upon raw materials which are farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Our ability, however, to expand our revenues from the sale of stevioside is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. To increase our competitive position within our market segment, we have built an additional stevioside manufacturing line in order to expand our stevioside production and upgraded our exiting manufacturing stevioside line, and move to a larger facility which we anticipate to be operational in September 2005. In addition, during fiscal year 2005 and the first two quarters of fiscal year 2006 we have been involved in reconstructing an additional veterinary production line into a new building and we anticipate being in full production in December 2005.

     Through April 30, 2005, we have advanced and invested an aggregate of approximately $655,000 to be used for leasehold improvements and equipment towards the additional veterinary medicine manufacturing line and $1,134,000 towards the stevioside facility. We presently anticipate that the stevioside upgrade and facility will not require any additional funds to complete and the veterinary medicine upgrade and facility will require USD $34,000 in additional capital from us.

     Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.

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

     If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

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

     A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this prospectus. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2005 AS COMPARED TO YEAR ENDED APRIL 30, 2004

Revenues

     For the year ended April 30, 2005, our revenues were $12,114,006 as compared to $10,887,670 for the year ended April 30, 2004, an increase of $1,226,336 or approximately 11.3%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of our traditional Chinese and animal medicine products of approximately $3,400,000 offset by a decrease in the sale of our natural sweetener, stevioside of $2,175,167 as discussed below:

     o The decrease in the sale of our natural sweetener, stevioside, was caused by the upgrade of our manufacturing equipment and move of our manufacturing facility, which has disrupted our revenue flows. We anticipate starting to use this new manufacturing line in September 2005. Until such time as the facility is fully operational, in the event we receive orders for Stevioside in excess of our manufacturing capacity, we intend to purchase from other manufacturers and resell these goods to our customers to fill orders. We anticipate manufacturing 200 tons of stevioside and resell 80 tons during fiscal year 2006. We believe that the market for Stevia remains strong as we see import to Japan increasing.

     In order to make sure we have a sufficient supply of raw materials for production next year, we have prepaid farmers for Stevioside leaves, which increased our prepaid expenses by approximately $117,000 on our consolidated balance sheet. We expect to receive these raw materials at the end of August or early September 2005.

     o We experienced a significant increase in the revenues related to our traditional Chinese medicine products. Our revenues increased from approximately $805,000 to $3,420,000, a 325% increase. Our gross profit rate has grown from 33% to 39% on this product due to the introduction of new products and improved sales skills. Due to the huge increase in sales, our receivable amount has grown 100%, but far lower than our 325% revenue growth. Additionally, the Chinese central government issued a new rule for the Chinese Medicine industry that all manufactures should satisfy GMP standards in their production process before October 1, 2005. We believe that we are the first facility in this industry to complete this requirement in China which will help us maintain the reputation in this field and acquire bigger market share. Next year, we will be adding new products into the market and plan to start a new products series, natural dietary health food.

     o Revenues from our veterinary medicine grew 33% this year to approximately $3,168,000 for fiscal 2005 as compared to $2,372,000 for fiscal 2004. However, in fiscal 2005, our gross profit margins were at 35%, a small decrease from the previous year due to increased raw material costs. We believe that we will achieve a major growth in Veterinary medicine. The veterinary industry is regulated by the Chinese Central Government that just issued a new regulation. All veterinary manufacturers should conform to the GMP production process standard by October 1, 2005. Among over 2,700 manufacturers in China, we estimate that only approximately 800 could accomplish this requirement on time. A significant market vacancy will be left by the companies that do not conform and pass the standard. We will not only complete the construction and finish the inspection process on time; we will also have eight production lines. We expect to obtain a greater market share in the fiscal year of 2006.

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

Included in this decrease were:

     o For the year ended April 30, 2005, we recorded non-cash compensation expense of $220,000 and non-cash professional fees of $30,000 as compared to $112,500 for the year ended April 30, 2004, an increase of $112,500 or 100%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2006, we cannot predict the amount of expense which will be attributable to such agreements;

     o For the year ended April 30, 2005, selling expenses amounted to $923,114 as compared to $1,007,466 for the year ended April 30, 2004, a decrease of $84,352 or 8.4%. For the year ended April 30, 2005, we experienced an increase in commission expenses of approximately $224,000, increased shipping and freight costs of approximately $80,000 and an overall increase in other selling expenses of $70,000. These increases were offset by bad debt recovery of approximately $459,000 from the collection of previously reserved receivable balances;

     o For the year ended April 30, 2005, general and administrative expenses were $967,226 as compared to $1,044,139 for the year ended April 30, 2004, a decrease of $76,913 or 7.4%. The decrease is primarily attributable to a decrease of approximately $347,000 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry. This decrease was offset by an increase in salaries of approximately $70,000 and an increase in depreciation expense of approximately $219,252. Additionally, we experienced an increase in professional fees of $55,000 related to our corporate SEC filings and an overall increase in general and administrative expenses associated with an increase in operations;

     o For the year ended April 30, 2005, other income amounted to $59,094 as compared to other expenses of $48,349 for the year ended April 30, 2004. Other income for the year ended April 30, 2005 and 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit; and

     o For the year ended April 30, 2005, interest expense was $62,054 as compared to $59,228 for the year ended April 30, 2004. Interest expense for the year ended April 30, 2005 and 2004 was associated with our borrowings.

     Our income before minority interest increased by $498,343 or 81.7% to $1,108,495 for the year ended April 30, 2005 as compared to $610,152 for the year ended April 30, 2004 primarily as a result of an approximate 2.0% increase in our gross profit margins for the year ended April 30, 2005 from 2004 period, together with the increase in total operating expense described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2005, we had working capital of $4,101,116 and cash and cash equivalents of $1,674,298. At April 30, 2005, our cash position by geographic area is as follows:

           United States        $   507,277
           China                  1,167,021
                               -------------
           Total                $ 1,674,298
                               =============

     During fiscal 2005, we raised cash proceeds of $902,565 from the sale of our common stock.

     During fiscal 2005, we reduced our balance that we advanced to customers by $1,018,862.

     From time to time, we advance funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to: effectuate the purchase of equipment and hiring of construction services for us at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the building of an additional manufacturing line; leaseholder improvements in connection with the building of an additional manufacturing line; raw materials. At April 30, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed us $1,044,687 in connection with the foregoing. As equipment is acquired and construction services performed, we will reclassify the advanced to property, plant and equipment.

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

     Net cash provided by operating activities increased from $1,224,648 for the fiscal year ended April 30, 2004 to $2,438,409 for the fiscal year ended April 30, 2005. This increase is primarily attributable to:

     o an increase of $363,804 in our net income,

     o a decrease of $219,252 in depreciation and amortization as a result of the fact that certain property, plant and equipment was fully depreciated in the prior period. Also, we recorded additional depreciation on equipment not depreciated in a prior period.

     o an increase of $137,500 in stock based compensation which reflects the increase in the payment of non-cash compensation to consultants during fiscal 2005. For fiscal 2005, we paid stock based compensation to consultants for business development services, management services, and investor relations services. We expect to issue additional common shares for consulting services in the future.

     o an increase of $133,242 in minority interest which represents that portion of our net income which is attributable to the 20% of Qufu we do not own,

     o a decrease of $557,748 in allowance for doubtful accounts which represents the collection of receivables previously reserved and a reduction in our allowance for bad debt based on an analysis of our receivable balances.

     o an increase of $1,820,811 in accounts receivable as a result of based on the fact that we have been collecting our receivables in a timelier manner and the application of advanced from customer to our accounts receivable balances,

     o an increase of $757,239 in inventory as a result of slow down of inventory production as we update our facilities. We expect our inventory levels to rise as we increase our stevioside production,

     o a decrease of $146,367 in prepaid and other current assets, as a result of advances made to suppliers of stevioside in preparation of our new stevioside production line,

     o a decrease of $66,447 in amounts due from related parties related to advances made for raw materials which are discussed elsewhere in this section,

     o a decrease of $221,863 in accounts payable and accrued expenses as a result of the repayment of balances due from our cash provide by operations,

     o an increase of $515,412 in income tax payable as a result of the accrual of income tax payable in the current year on increased net income. In the prior period, we paid our income taxes through the year and did not have an income taxes payable as of April 30, 2004,

     o a decrease of $1,326,622 in advances from customers which includes a reduction in prepayments from our Stevioside customer due to a slow down in production and shipments as we add and upgrade manufacturing lines. We expect advances from customers to increase to approximately $1,000,000 Stevioside production increases.

     Net cash used in investing activities increased to $(1,446,089) for the year ended April 30, 2005 as compared to $(968,730) for the year ended April 30, 2004. This change is primarily the result of an increase of $378,995 in capital expenditures for the acquisition of manufacturing equipment during fiscal 2005 and an increase of $193,364 in amounts due from related parties related to advances made for the construction of manufacturing facilities which are discussed elsewhere in this section which are offset by a decrease of $95,000 in investment related to acquisition related to the net cash paid in connection with the acquisition that occurred during fiscal 2004.

     Net cash provided by financing activities was $141,871 for fiscal 2005 as compared to $138,610 for fiscal 2004. This change is primarily attributable to a reduction in payments on loans payable during fiscal 2005 based on the terms of such agreements.

     For the year ended April 30, 2005, we received cash from the sale of common stock of $902,565 offset by the repayment of loans of $760,694 to various banks and individuals. For the year ended April 30, 2004, we received proceeds of $1,184,300 from loans offset by repayments of loans of $1,045,690.

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

ITEM 8A.CONTROLS AND PROCEDURES

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

     Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure. Our management, including our President, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon that evaluation, our company's President has concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below.

     In this Annual Report on Form 10-KSB/A we are restating our Consolidated Balance Sheet at April 30, 2005 and Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the year ended April 30, 2005 as contained in the Annual Report on Form 10-KSB for the year ended April 30, 2005 as previously filed with the Securities and Exchange Commission.

     As described in Note 1 to our restated consolidated financial statements contained elsewhere herein, these restatements are being made in part to correct an error in an elimination entry related to amounts we had advanced a company prior to our acquisition of that company. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting as of April 30, 2005 related to the treatment of amounts we had advanced to a company prior to our acquisition of that company. We determined, however, that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we have corrected our presentation of the elimination of this investment, we believe that we have corrected this significant deficiency.

     The restatement of our consolidated financial statements is also being made to correct an error in the classification of certain amounts due from a related party which were for the purchase of equipment as described in Note 1 to our financial statements appearing elsewhere in this report. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting as of April 30, 2005 related to the classification of certain amounts due from a related party. We have also determined that this control deficiency constituted a material weakness. We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in this restatement.

     Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Director Independence, Audit Committee Of The Board Of Directors And Audit Committee Financial Expert

     None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors is presently comprised of individuals who were integral in either the start-up of our company or business of our subsidiaries, in the case of Mr. Zhang and Mr. Chjengxiang, or general business skills, in the case of Ms. Lin. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

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

     None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

     o understands generally accepted accounting principles and financial statements,
     o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
     o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
     o    understands internal controls over financial reporting, and
     o    understands audit committee functions.

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

                                           Annual                                    Long-Term
                                           Compensation                              Compensation
------------------------------------------------------------------------------------------------------------------
                                                                        Restricted   Securities
Name and                                             Other Annual         Stock      Underlying         All
Principal             Fiscal    Salary     Bonus     Compensation         Awards      Options          Other
Position               Year      ($)        ($)          ($)               ($)         SAR (#)       Compensation
--------------------- ------  ----------  -------   --------------     -----------  -----------     --------------
Dongdong Lin (1)       2005     $ 6,000     -0-          -0-               -0-          -0-             -0-

Baozhong Yuan (2)      2005     $ 4,500     -0-          -0-               -0-          -0-             -0-
                       2004     $ 5,000     -0-          -0-               -0-          -0-             -0-

Richard J. Church (3)  2003     $ 6,000     -0-          -0-               -0-          -0-             -0-
                  ---


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

                   Option Grants in Year Ended April 30, 2005
                               (individual grants)

                     NO. OF SECURITIES     % OF TOTAL OPTIONS/SARs
                    UNDERLYING OPTIONS      GRANTED TO EMPLOYEES      EXERCISE     EXPIRATION
     NAME              SARs GRANTED            IN FISCAL YEAR           PRICE         DATE
     ----            ----------------       ---------------------    ----------   ------------
Dongdong Lin               0                       n/a                   n/a          n/a

Baozhong Yuan              0                       n/a                   n/a          n/a


     The following table sets forth certain information regarding stock options held as of April 30, 2005 by the Named Executive Officers.




             Aggregate Option Exercises in Year Ended April 30, 2005
                           and Year-End Option Values

                                                 NO. OF SECURITIES
                                               UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                      SHARES                         OPTIONS AT           IN-THE-MONEY OPTIONS AT
                     ACQUIRED     VALUE           APRIL 30, 2005              April 30, 2004
                        ON      REALIZED
NAME                 EXERCISE       $      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                 --------   --------   -----------  -------------    ----------- --------------
Dongdong Lin             0        n/a          n/a          n/a              n/a          n/a
Baozhong Yuan            0        n/a          n/a          n/a              n/a          n/a


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

     Name and Address of                        Amount              Percent
      Beneficial Owner                   Beneficial Ownership      of Class
-----------------------------------      -------------------      ----------
Laiwang Zhang                                9,592,302               22.1%
Dongdong Lin                                         0                n/a
Chengxiang Yan                                       0                n/a
Fanjun Wu                                            0                n/a
All officers and directors
   as a group (five persons)                 9,592,302               22.1%
Baozhang Yuan (1)                            3,969,234                9.2%
Lei Zhang (2)                                3,969,234                9.2%
Xianfeng Kong                                3,969,234                9.2%
Alpha Capital Aktiengellschaft (4)           3,500,000                8.1%
Marc Siegel (5)                              4,105,000                9.4 %

----------------------
*        represents less than 1%

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

     We have advanced Shandong Shengwang Pharmaceutical Corporation, Limited and Shangong Shengwang Group Corporation an aggregate of approximately $655,929 which relates to the construction and build-out of a new manufacturing facility to be used for the production of stevioside. Qufu holds the land use permit for the site and we rent the building from Qufu ShengDa Industry Co.,Ltd., an unaffiliated local governmental owned entity. Of this amount, approximately $574,055 was used for the purchase of equipment to be installed at this new facility and approximately $81,874 was used for leasehold improvements to the facility and certain material purchases. We will subsequent rent the facility from Shandong Shengwang Pharmaceutical Corporation, Limited under terms to be negotiated by the parties. At such time as the facility is completed, the equipment has been installed and tested, and the facility is ready for occupancy, which is presently estimated to be in September 2005, the funds advanced for the purchase of equipment and leasehold improvements will be reclassified on our balance sheet from due from related parties to fixed assets. The funds advanced for raw material purchases, which total $66,447 at April 30, 2005, will be reclassified on our balance sheet from due from related parties to inventory upon receipt of the raw materials which is expected to occur prior to the end of fiscal 2005. We advanced the funds to these related parties for these purposes to permit us, in part, to take advantage of lower prices available to us through the stronger buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited and Shangong Shengwang Group Corporation. These funds are not escrowed and we are not entitled to any interest on the funds. If for any reason the raw materials are not subsequently delivered to us, the funds advanced for raw material purchases will be refunded to us by Shangong Shengwang Group Corporation .

     We have advanced Shandong Shengwang Pharmaceutical Corporation, Limited and Shangong Shengwang Group Corporation an aggregate of approximately $388,5781 which relates to the construction and build-out of a new manufacturing facility to be used for the production of veterinary medicine. Qufu holds the land use permit for the site and we rent the building from Qufu LuCheng Chiya Resident Committment. Of this amount, approximately $268,347 was used for the purchase of equipment to be installed at this new facility and approximately $120,411 was used for leasehold improvements to the facility and certain material purchases. At such time as the facility is completed, the equipment has been installed and tested, and the facility is ready for occupancy, which is presently estimated to be in December 2005, the funds advanced for the purchase of equipment and leasehold improvements will be reclassified on our balance sheet from due from related parties to fixed assets. These funds are not escrowed and we are not entitled to any interest on the funds. We presently anticipate that the veterinary medicine upgrade and facility will require USD $34,000 in additional capital from us.

     In addition to the foregoing, we paid Shandong Shengwang Pharmaceutical Corporation, Limited a management fee of $85,000 for the fiscal year ended April 30, 2005 which such amount is included in our general and administrative expenses in the financial statements appearing elsewhere in this annual report. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for certain facilities we use.

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


ITEM 13. EXHIBITS

     (a)  Exhibits

   3.1    Articles of Incorporation (1)
   3.2    Certificate of Amendment to Articles of Incorporation (2)
   3.3    By-Laws (1)
   10.1 Share Exchange Agreement dated April 30, 2004 between Network USA, Inc. and the shareholders of Sunwin Tech Group, Inc. (3)
   10.2   Lease for principal offices (4)
   10.3   Consulting Agreement with Genesis Technology Group, Inc. (4)
   10.4   Form of Stevia rebaudiana Planting Agreement (4)
   10.5   Stock Purchase Agreement between Sunwin Tech Group, Inc., Qufu Natural
          Green   Engineering   Company,    Limited   and   Shandong   Shengwang
          Pharmaceutical Group Corporation (4)
   10.6   2005 Equity Compensation Plan (5)
   10.7   Form of Subscription Agreement (6)
   10.8   Consulting Agreement with China Direct Investments, Inc. (6)
   10.9   Consulting Agreement with China Direct Investments, Inc.*
  10.10 Lease agreement dated October 1, 2002 between Shandong Shengwang Pharmaceutical Corporation and Qufu Natural Green Engineering Co., Ltd.*
  10.11 Lease agreement dated October 6, 2002 between Qufu LuCheng Chiya Resident Commitment and Qufu Natural Green Engineering Co., Ltd.*
  10.12 Lease agreement dated April 1, 2004 between Qufu ShengDa Industry Co., Ltd. and Qufu Natural Green Engineering Co., Ltd.*
   16.1   Letter from Malone Bailey PLLC (4)
   31.1   Section 302 Certificate of President *
   31.2   Section 302 Certificate of Principal Accounting Officer *
   32.1   Section 906 Certificate of President *
   32.2   Section 906 Certificate of Principal Accounting Officer *

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

                                    Fiscal 2005            Fiscal 2004

Audit Fees                           $  55,000               $ 35,000
Audit-Related Fees                      10,500                      0
Tax Fees                                     0                      0
All Other Fees                               0                      0
Total                                $  65,500               $ 35,000

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

Dated: October 31, 2005               SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.


                                By:   /s/ Dongdong Lin
                                      ------------------------------------------
                                      Dongdong Lin,
                                      Principal Executive Officer

                                By:   /s/ Fanjun Wu
                                      ------------------------------------------
                                      Fanjun Wu,
                                      Chief Financial Officer


     Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated.




SIGNATURE                               TITLE                             DATE
---------------------------     ------------------------            ----------------

/s/ Laiwang Zhang               President and Chairman,
---------------------------
Laiwang Zhang                                                       October 31, 2005


/s/ Dongdong Lin                CEO, principal executive officer,
---------------------------     Secretary and director
Dongdong Lin                                                        October 31, 2005


/s/ Fanjun Wu                   Chief Financial Officer and         October 31, 2005
---------------------------     principal accounting officer
Fanjun Wu


/s/ Chengxiang Yan              Director                            October 31, 2005
---------------------------
Chengxiang Yan

          SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS


    Report of Independent Registered Public Accounting Firm..................F-2

     Consolidated Financial Statements:

        Consolidated Balance Sheet...........................................F-3

        Consolidated Statements of Operations.........................F-4 TO F-5

        Consolidated Statements of Stockholders' Equity......................F-6

        Consolidated Statements of Cash Flows................................F-7

     Notes to Consolidated Financial Statements......................F-8 to F-25

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2005
                              Restated -See Note 1



                                     ASSETS

CURRENT ASSETS:
    Cash                                                           $  1,674,298
    Accounts receivable
      (net of allowance for doubtful accounts of $1,037,851)          1,814,820
    Inventories, net                                                  2,843,889
    Due from related parties                                             66,447
    Prepaid expenses and other                                          697,658
                                                                   ------------
        Total Current Assets                                          7,097,112

PROPERTY AND EQUIPMENT
     (net of accumulated depreciation of $1,754,457)                  2,762,133
DUE FROM RELATED PARTIES                                                978,240
                                                                   ------------
        Total Assets                                               $ 10,837,485
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                  $    592,541
    Accounts payable and accrued expenses                             1,876,529
    Income taxes payable                                                515,412
    Advances from customers                                              11,514
                                                                   ------------
        Total Current Liabilities                                     2,995,996

OTHER PAYABLES                                                          130,188
                                                                   ------------
        Total Liabilities                                             3,126,184
                                                                   ------------

MINORITY INTEREST                                                     1,933,149
                                                                   ------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000
      Shares Authorized; No shares issued and outstanding)                    -
    Common stock ($.001 Par Value; 200,000,000
      Shares Authorized; 43,367,276 shares issued and outstanding)       43,367
    Additional paid-in capital                                        1,265,687
    Retained earnings                                                 4,472,069
    Other comprehensive loss - foreign currency                          (2,971)
                                                                   -------------
        Total Stockholders' Equity                                    5,778,152
                                                                   -------------

        Total Liabilities and Stockholders' Equity                 $ 10,837,485
                                                                   =============



                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For the Years
                                                               Ended April 30,
                                                      --------------------------------
                                                           2005               2004
                                                      --------------    --------------
NET REVENUES                                          $  12,114,006     $  10,887,670

COST OF SALES                                             8,378,838         7,749,821
                                                      --------------    --------------

GROSS PROFIT                                              3,735,168         3,137,849
                                                      --------------    --------------
OPERATING EXPENSES:
     Stock-based consulting expense                         220,000           112,500
     Selling expenses                                       923,114         1,007,466
     General and administrative                             967,226         1,044,139
                                                      --------------    --------------

        Total Operating Expenses                          2,110,340         2,164,105
                                                      --------------    --------------
INCOME FROM OPERATIONS                                    1,624,828           973,744

OTHER INCOME (EXPENSE):
     Other income                                            59,094            48,349
     Interest expense, net                                  (62,054)          (59,228)
                                                      --------------    --------------
        Total Other Income (Expense)                         (2,960)          (10,879)
                                                      --------------    --------------

INCOME BEFORE INCOME TAXES                                1,621,868           962,865

PROVISION FOR INCOME TAXES                                 (513,373)         (352,713)
                                                      --------------    --------------
INCOME BEFORE MINORITY INTEREST                           1,108,495           610,152

MINORITY INTEREST IN INCOME OF SUBSIDIARY                  (279,381)         (144,842)
                                                      --------------    --------------
NET INCOME                                            $     829,114     $     465,310
                                                      ==============    ==============

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic             $        0.02     $        0.03
                                                      ==============    ==============
      Net income per common share - diluted           $        0.02     $        0.03
                                                      ==============    ==============

     Weighted Common Shares Outstanding - basic          34,987,824        17,040,051
                                                      ==============    ==============
     Weighted Common Shares Outstanding - diluted        36,224,370        17,040,051
                                                      ==============    ==============



                 See notes to consolidated financial statements

            SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2005 and 2004
                              Restated - See Note 1



                                                                  Common Stock, $.001 Par Value
                                                                  ------------------------------      Additional
                                                                   Number of                            Paid-in          Retained
                                                                     Shares          Amount             Capital          Earnings
                                                                  -----------    ---------------    ---------------   --------------
Balance, April 30, 2003                                            17,000,004     $      17,000      $      15,500     $  3,177,645

Issuance of common stock pursuant to share exchange agreement      11,492,268            11,492           (106,492)               -

Common stock issued for debt                                        1,000,002             1,000             99,000                -

Common stock issued for services                                    2,125,002             2,125            210,375                -

Net income for the year                                                     -                 -                  -          465,310
                                                                  -----------    ---------------    ---------------   --------------
Balance, April 30, 2004                                            31,617,276            31,617            218,383        3,642,955

Common stock issued for services                                    1,500,000             1,500            148,500                -

Contributed capital                                                         -                 -              6,489                -

Sales of common stock in private placement                         10,250,000            10,250            892,315                -

Amortization of deferred compensation                                       -                 -                  -                -

Comprehensive income:
     Net income for the year                                                -                 -                  -          829,114

     Foreign currency translation adjustment                                -                 -                  -                -
                                                                  -----------    ---------------    ---------------   --------------
Balance, April 30, 2005                                            43,367,276    $       43,367     $    1,265,687    $   4,472,069
                                                                  ===========    ===============    ===============   ==============


                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2005 and 2004
                              Restated - See Note 1

                                  (CONTINUED)


                                                                                       Other              Total
                                                                    Deferred       Comprehensive      Stockholders'
                                                                  Compensation         Loss               Equity
                                                                  ------------    ---------------    ---------------
Balance, April 30, 2003                                           $         -     $            -     $    3,210,145

Issuance of common stock pursuant to share exchange agreement               -                  -            (95,000)

Common stock issued for debt                                                -                  -            100,000

Common stock issued for services                                     (100,000)                 -            112,500

Net income for the year                                                     -                  -            465,310
                                                                  ------------    ---------------    ---------------
Balance, April 30, 2004                                              (100,000)                 -          3,792,955

Common stock issued for services                                     (150,000)                 -                  -

Contributed capital                                                         -                  -              6,489

Sales of common stock in private placement                                  -                  -            902,565

Amortization of deferred compensation                                 250,000                  -            250,000

Comprehensive income:
     Net income for the year                                                -                  -            829,114

     Foreign currency translation adjustment                                -             (2,971)            (2,971)
                                                                  ------------    ---------------    ---------------

Balance, April 30, 2005                                           $         -     $       (2,971)    $    5,778,152
                                                                  ============    ===============    ===============



                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Restated - See Note 1


                                                                 For the Years
                                                                 Ended April 30,
                                                        ------------------------------
                                                            2005              2004
                                                        -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $    829,114      $   465,310
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                        291,415          510,667
        Stock-based consulting                               250,000          112,500
        Minority interest                                    278,083          144,841
        Allowance for doubtful accounts                     (539,048)          18,700
     Changes in assets and liabilities:
        Accounts receivable                                1,347,264         (473,547)
        Inventories                                        1,033,328          276,089
        Prepaid and other current assets                    (117,128)          29,239
        Due from related parties                             (66,447)               -
        Other assets                                          12,077          (12,077)
        Accounts payable and accrued expenses               (376,697)        (154,834)
        Income taxes payable                                 515,412                -
        Advances to customers                             (1,018,862)         307,760
        Accounts payable - long-term                            (102)               -
                                                        -------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,438,409        1,224,648
                                                        -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment related to acquisition                             -          (95,000)
     Increase in due from related parties                   (464,455)        (271,091)
     Capital expenditures                                   (981,634)        (602,639)
                                                        -------------     ------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES               (1,446,089)        (968,730)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                      902,565                -
     Proceeds from loans payable                                   -        1,184,300
     Payments on loans payable                              (760,694)      (1,045,690)
                                                        -------------     ------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              141,871          138,610
                                                        -------------     ------------
EFFECT OF EXCHANGE RATE ON CASH                               (2,971)               -
                                                        -------------     ------------
NET INCREASE IN CASH                                       1,131,220          394,528

CASH  - beginning of year                                    543,078          148,550
                                                        -------------     ------------
CASH - end of year                                      $  1,674,298      $   543,078
                                                        =============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:
     Cash paid for:
        Interest                                        $     62,054      $    59,228
                                                        =============     ============
        Income taxes                                    $          -      $   406,084
                                                        =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:
     Common stock issued for debt                       $          -      $   100,000
                                                        =============     ============
Contributed capital paid for services                   $      6,489      $         -


                 See notes to consolidated financial statements.

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




                                                   /s/Sherb & Co., LLP
                                                   -----------------------------
                                                   Certified Public Accountants

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company (Continued)

The Company has an 80% ownership in Qufu Natural Green Engineering Company, Limited ("Qufu"), a company organized under the laws of the Peoples Republic of China. Qufu is engaged in the areas of essential traditional Chinese medicine, 100 percent organic herbal medicine, nutraceutical products, natural sweetener (steviaside), and animal medicine prepared from 100% organic herbal ingredients.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer Deposits

Customer deposits at April 30, 2005 of $11,514 consist of a prepayment to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of April 30, 2005, bank deposits in the United
States exceeded federally insured limit by $407,277. At April 30, 2005, the Company had approximately $1,167,021 in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through April 30, 2005. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

Restatement of 2005 and 2004

For the year ending April 30, 2005 and 2004, the Company revised certain accounting treatment related to an error in the classification of certain amounts due from related parties which were related to the purchase of equipment. The Company initially classified $978,240 of amounts due from related parties as a current asset but has determined that this amount should have been classified as a long-term asset. Additionally, the Company revising certain accounting treatment related to an error in an elimination entry related to amounts the Company had advanced a company prior to our acquisition of that company. The Company initially eliminated the investment of $95,000 on the balance sheet through retained earnings but have determined that the elimination should have been against additional paid-in capital. Accordingly, the adjustments to the financial statements for the two reclassifications were as follows:

1. Balance Sheet:

Other current assets decreased by $978,240 to $7,097,112 from $8,075,352 and other assets increased by $978,240. Additional paid-in capital decreased by $95,000 and retained earnings increased by $95,000.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restatement of 2005 (continued)

2. Statement of Cash Flows:

For the year ended April 30, 2005, net cash flows provided by operating activities increased by $464,455 and net cash used in investing activities increased by $464,455. For the year ended April 30, 2004, net cash flows provided by operating activities increased by $271,091 and net cash used in investing activities increased by $271,091.

NOTE 2 - INVENTORIES

At April 30, 2005, inventories consisted of the following:

         Raw materials                                             $  1,798,607
         Finished goods                                               1,106,600
                                                                   -------------
                                                                      2,905,207

         Less: reserve for obsolete inventory                           (61,318)
                                                                   -------------
                                                                   $  2,843,889
                                                                   =============

NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2005, property and equipment consisted of the following:

                                        Estimated Life
         Office Furniture                 7 Years           $     1,989
         Auto and Truck                  10 Years                 3,802
         Manufacturing Equipment          7 Years             2,958,019
         Building                        20 Years               430,810
         Office Equipment                 5 Years                58,750
         Construction in Process          -                   1,063,220
                                                            -------------
                                                              4,516,590

         Less: Accumulated Depreciation                      (1,754,457)
                                                            -------------

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

From time to time the Company advance funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for the Company at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the Company building an additional manufacturing line. At April 30, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed the Company $978,240 for advances we made that corporation for the purchase of equipment and hiring of construction services on the Company's behalf and for the purchase on inventory of $66,447.

All amounts due from related parties are due upon demand.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

NOTE 6 - LOANS PAYABLE

Loans payable consisted of the following at April 30, 2005:
Note to Bank of China dated February 8, 2005, due in monthly                    $     247,390
installments through February 8, 2006.  Interest rate at 6.90%. Secured by equipment

Note to Qufu City Credit Union dated August 14, 2004, due in monthly installments on August 15, 2005.  Interest rate at 6.34%. Secured by
equipment                                                                             114,644

Note to Yao Town Credit Union dated July 3, 2004, due on July 2, 2005.
Interest rate at 5.58%. Secured by equipment                                            6,034

Note to Qufu City Department of Treasury dated June 29, 2004, due on
Jun 28, 2006. Interest rate at 5.58%. Secured by equipment                            103,795

Note to Bank of China dated August 24, 2004, due in monthly installments through
August 23, 2005. Interest rate at 6.6750%.
Secured by equipment                                                                  120,678
                                                                                --------------
                                                                                $     592,541
     Total                                                                      ==============

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


NOTE 7 - INCOME TAXES (continued)

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for years ended April 30, 2005 and 2004:

                                                      2005         2004
                                                   ----------   ----------
        Computed "expected" tax expense              34.0 %       34.0 %
        State income taxes                            5.0 %        5.0 %
        Other permanent differences                 (39.0)%      (39.0)%
        Foreign income taxes                         32.0 %       36.0%
                                                   ----------   ----------
        Effective tax rate                           32.0 %       36.0%
                                                   ==========   ==========

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

           SUNWIN INTERNATIONAL NEUTRCEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

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

A summary of the status of the Company's outstanding stock warrants granted as of April 30, 2005 and changes during the period is as follows:

                                                                             Weighted
                                                                             Average
                                                                             Exercise
                                                             Shares           Price
                                                        --------------     ----------
           Outstanding at April 30, 2004                            -      $       -
           Granted                                         15,000,000          0.151
           Exercised                                                -              -
           Forfeited                                                -              -
                                                        --------------     ----------


           Outstanding at April 30, 2005                   15,000,000      $   0.151
                                                        ==============     ==========

           Warrants exercisable at end of period           15,000,000      $   0.151
                                                        ==============     ==========

          Weighted-average fair value of warrants
               granted during the period                                   $   0.151

The following information applies to all warrants outstanding at April 30, 2005:

                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    -------------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------          -----------    ------------     -----------    -------------- ----------
            $0.167                      1,500,000         9.75            $ 0.167        1,500,000      0.167
            $0.15                      13,500,000         2.85            $ 0.15        13,500,000      0.15


           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2005 and 2004

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office and manufacturing space under operating leases in Shandong, China that expire through 2011. The Company has a lease with Shandong Shengwang Pharmaceutical Corporation Limited, a 20% minority interest shareholder, for an annual rent of approximately $19,000 through October 1, 2012. Future minimum rental payments required under these operating leases are as follows:

                   Period Ended April 30, 2006                       $  44,686
                   Period Ended April 30, 2007                       $  44,887
                   Period Ended April 30, 2008                       $  47,101
                   Period Ended April 30, 2009                       $  47,101
                   Period Ended April 30, 2010                       $  47,101
                   Thereafter                                        $  80,012

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

NOTE 12 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are mainly derived from sale of herbs, steviaside and veterinary products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended April 30, 2005 and 2004, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, nutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (steviaside). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the year ended April 30, 2005 and 2004 is as follows:


                                                               Year Ended             Year Ended
                                                             April 30, 2005         April 30, 2004
                                                          ---------------------- ---------------------
                                                          ---------------------- ---------------------
                                                               (Unaudited)           (Unaudited)
                                       Net revenues:
              Chinese Medicines and Animal Medicines      $                      $
                                                                      6,573,440             3,177,097
                      Natural Sweetener (steviaside)                  5,540,566             7,710,573
                                                          ---------------------- ---------------------
                            Consolidated Net Revenue                 12,114,006            10,887,670
                                                          ---------------------- ---------------------

               Cost of sales and operating expenses:
              Chinese Medicines and Animal Medicines                  5,520,830             2,745,289
                      Natural Sweetener (steviaside)                  4,475,656             6,697,016
                                               Other                    284,510               112,520
                                       Depreciation:
              Chinese Medicines and Animal Medicines                     12,859                15,740
                      Natural Sweetener (steviaside)                    195,323               343,361
                                   Interest expense:
              Chinese Medicines and Animal Medicines                     46,914                40,130
                      Natural Sweetener (steviaside)                     11,240                19,098
                                               Other                      3,900                     -
                                  Net income (loss):
              Chinese Medicines and Animal Medicines
                                                                        614,703               229,543
                      Natural Sweetener (steviaside)                    502,821               348,287
                                               Other                   (288,410)             (112,520)
                                                          ---------------------- ---------------------
                                         Net  Income      $             829,114  $            465,310
                                                          ====================== =====================

           Total Assets at  April 30, 2005 and 2004:
              Chinese Medicines and Animal Medicines      $           4,249,534  $          4,088,448
                      Natural Sweetener (steviaside)                  5,687,174             6,028,209
                                               Other                    900,777               104,980
                                                          ---------------------- ---------------------

                            Consolidated Asset Total      $          10,837,485  $         10,221,637
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

On June 11,  2005,  the Company  entered  into a one-year  agreement  with China
Direct Investments, Inc. to provide business development and management services, effective May 1, 2005. Marc Siegel, a 7.8% shareholder of the Company, is an officer, director and principal shareholder of China Direct Investments, Inc. In connection with this agreement, the Company shall issue 665,000 shares of the Company's common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. The Company will value these services using the fair value of common shares issuable at the end of each month of the service period.