Form 10QSB/A
period 2005-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2005-11-02
CIK 806592

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

                        Commission file number: 033-10456


                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
          (Exact name of small business issuer as specified in charter)

              Nevada                                      56-2416925
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)



                                 6 Youpeng Road
                          Qufu, Shandong, China 273100
             -----------------------------------------------------
             (Address of principal executive offices)(Zip code)


                                (86) 537-4424999
                ------------------------------------------------
                (Issuer's telephone number, including area code)



Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 15, 2005, there were 44,032,276 shares of the small business issuer's common stock outstanding.

References in this report to "Sunwin", "we", "us" and "our" are to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and to our subsidiaries, Qufu Natural Green Engineering Company Limited a company organized under the laws of the Peoples Republic of China and its subsidiaries. The information which appears on our web site at www.suwn.biz is not part of this quarterly report.



This Quarterly Report on Form 10-QSB/A of Sunwin Neutraceuticals International, Inc. for the fiscal quarter ended July 31, 2005 is being filed for the purpose of


     o revising certain disclosure and accounting treatment related to 2,660,000 shares of common stock that were incorrectly calculated as issued and outstanding at the time of the report and;
     o revising certain accounting treatment related to an error in the classification of certain amounts due from a related party which were related to the purchase of equipment. We initially classified these amounts as a current asset but have determined that the amounts should have been classified as a long-term asset.


This report on Form 10QSB/A supercedes in its entirety the previously filed Quarterly Report for July 31, 2005.


            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION


This quarterly report contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                  FORM 10-QSB/A
                      QUARTERLY PERIOD ENDED JULY 31, 2005
                                      INDEX


                                                                                           Page

PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheet
              July 31, 2005 (Unaudited).................................................    3

          Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended July 31, 2005 and 2004.........................    4

          Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended July 31, 2005 and 2004.........................    5

          Notes to Unaudited Consolidated Financial Statements..........................    6-15

          Item 2 - Management's Discussion and Analysis or Plan of Operation............   16-26

          Item 3 - Controls and Procedures..............................................    26


PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings....................................................    27

          Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........    28

          Item 3 - Default upon Senior Securities.......................................    28

          Item 4 - Submission of Matters to a Vote of Security Holders..................    28

          Item 5 - Other Information....................................................    28

          Item 6 - Exhibits.............................................................    28

          Signatures....................................................................    28


           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005
                              Restated - See Note 1
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
    Cash                                                          $   1,980,096
    Accounts receivable
     (net of allowance for doubtful accounts of $1,164,339)           1,692,324
    Inventories, net                                                  1,710,679

    Due from related parties                                             66,447
    Prepaid expenses and other                                        1,161,924
                                                                  --------------

        Total Current Assets                                          6,611,470

PROPERTY AND EQUIPMENT
        (net of accumulated depreciation of $1,816,260)               3,648,998
DUE FROM RELATED PARTIES                                                847,101
                                                                  --------------

        Total Assets                                              $  11,107,569
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                 $     481,800
    Accounts payable and accrued expenses                             1,544,798
    Income taxes payable                                                631,396
    Advances from customers                                              82,203
                                                                  --------------

        Total Current Liabilities                                     2,740,197

OTHER PAYABLES                                                          132,929
                                                                  --------------
        Total Liabilities                                             2,873,126
                                                                  --------------
MINORITY INTEREST                                                     2,057,963
                                                                  --------------


STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
        No shares issued and outstanding)                                     -
    Common stock ($.001 Par Value; 200,000,000 shares authorized;
        43,367,276 shares issued and outstanding)                        43,367
    Additional paid-in capital                                        1,299,114
    Retained earnings                                                 4,727,445
    Other comprehensive income - foreign currency                       106,554
                                                                  --------------
        Total Stockholders' Equity                                    6,176,480
                                                                  --------------

        Total Liabilities and Stockholders' Equity                $  11,107,569
                                                                  ==============




                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Restated - See Note 1


                                                         For the Three Months
                                                           Ended July 31,
                                                -----------------------------------
                                                      2005               2004
                                                ----------------   ----------------
                                                  (Unaudited)        (Unaudited)

NET SALES                                        $    3,171,087     $    3,299,134

COST OF SALES                                         2,240,689          2,249,913
                                                ----------------   ----------------

GROSS PROFIT                                            930,398          1,049,221
                                                ----------------   ----------------

OPERATING EXPENSES:
   Stock-based consulting expense                        33,427             87,500
   Selling expenses                                     366,710            331,616
   General and administrative                           230,401            316,816
                                                ----------------   ----------------
        Total Operating Expenses                        630,538            735,932
                                                ----------------   ----------------

INCOME FROM OPERATIONS                                  299,860            313,289

OTHER INCOME (EXPENSE):
   Other income                                         150,427             26,606
   Interest expense                                      (9,212)           (19,565)
                                                ----------------   ----------------

        Total Other Income (Expense)                    141,215              7,041
                                                ----------------   ----------------

INCOME BEFORE PROVISION INCOME TAXES                    441,075            320,330

PROVISION FOR INCOME TAXES                             (103,166)          (164,238)
                                                ----------------   ----------------

INCOME BEFORE MINORITY INTEREST                         337,909            156,092

MINORITY INTEREST IN INCOME OF SUBSIDIARY               (82,533)           (59,733)
                                                ----------------   ----------------

NET INCOME                                              255,376             96,359

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation              109,525                  -
                                                ----------------   ----------------

COMPREHENSIVE INCOME                             $      364,901     $       96,359
                                                ================   ================

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:

   Net income per common share - basic           $         0.01     $         0.00
                                                ================   ================
   Net income per common share - diluted         $         0.01     $         0.00
                                                ================   ================

   Weighted Common Shares Outstanding - basic        43,367,276         33,361,841
                                                ================   ================
   Weighted Common Shares Outstanding - diluted      43,367,276         34,861,841
                                                ================   ================



                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Restated - See Note 1


                                                                   For the Three Months
                                                                      Ended July 31,
                                                            -----------------------------------
                                                                    2005               2004
                                                            ----------------   ----------------
                                                               (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                              $      255,376     $       96,359
     Adjustments to reconcile net income to net
       cash provided by operating activities:

        Depreciation and amortization                                24,345             89,157
        Stock-based consulting                                       33,427             87,500

        Minority interest                                            82,533             59,734
        Allowance for doubtful accounts                             102,475              6,805
     Changes in assets and liabilities:
        Accounts receivable                                          54,924            106,487
        Inventories                                               1,168,491            889,758
        Prepaid and other current assets                           (440,303)          (445,700)
        Due from related parties                                          -                  -
        Other assets                                                      -              6,038
        Accounts payable and accrued expenses                      (363,507)           (31,897)
        Income taxes payable                                        102,962            166,279
        Advances to customers                                        68,994            (11,897)
                                                            ----------------   ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,089,717          1,018,623
                                                            ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in due from related parties                                 -           (424,617)
     Capital expenditures                                          (704,071)          (229,094)
                                                            ----------------   ----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                        (704,071)          (653,711)
                                                            ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   -            120,000
     Payments on loans payable                                     (120,678)          (475,628)
                                                            ----------------   ----------------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                        (120,678)          (355,628)
                                                            ----------------   ----------------
EFFECT OF EXCHANGE RATE ON CASH                                      40,830                  -
                                                            ----------------   ----------------

NET INCREASE IN CASH                                                305,798              9,284

CASH  - beginning of year                                         1,674,298            543,078
                                                            ----------------   ----------------
CASH - end of period                                         $    1,980,096     $      552,362
                                                            ================   ================





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



Restatement of 2005 and 2004

For the three months ending July 31, 2005 and 2004, the Company revised certain accounting treatment related to an error in the classification of certain amounts due from related parties which were related to the purchase of equipment. The Company initially classified $847,101 of amounts due from related parties as a current asset but has determined that this amount should have been classified as a long-term asset. Additionally, the Company revised certain disclosure and accounting treatment related to 2,660,000 shares of common stock that were incorrectly calculated as issued and outstanding at the time of the report. Accordingly, the adjustments to the financial statements for the reclassifications and adjustment were as follows:

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restatement of 2005 and 2004

1.   Balance Sheet:

     a) Other current assets decreased by $847,101 to $6,611,470 from $7,458,571 and other assets increased by $847,101 related to the reclassification of amounts due from related parties.

     b) Accounts payable and accrued expenses increased by $37,075 which increased total current liabilities and total liabilities by same amount. Commons tock decreased by $2,660, additional paid-in capital decreased by $289,941 and deferred compensation decreased by $255,525 for a net stockholders' equity decrease of $37,075 and related to the revision of certain disclosure and accounting treatment related to 2,660,000 shares of common stock that were incorrectly calculated as issued and outstanding at the time of the report.

2.   Statement of Operations:

     b) Stock-based consulting expense decreased by $21,076 and general and administrative expenses increased by $21,075 due to the reclassification of certain stock-based expenses to professional fees.

3. Statement of Cash Flows:

     a) For the three months ended July 31, 2005, net cash flows provided by operating activities decreased by $131,882 and net cash used in investing activities decreased by $131,882. For the three months ended July 31, 2004, net cash flows provided by operating activities increased by $424,617 and net cash used in investing activities increased by $424,617.



NOTE 2 - INVENTORIES

At July 31, 2005, inventories consisted of the following:

         Raw materials                                             $  1,132,413
         Finished goods                                                 640,876
                                                                   -------------
                                                                      1,773,289

         Less: reserve for obsolete inventory                           (62,610)
                                                                   -------------

                                                                   $  1,710,679
                                                                   =============

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

From time to time the Company advances funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for the Company at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the Company building an additional manufacturing line. At July 31, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed the Company $847,101 for advances we made to that corporation for the purchase of equipment and hiring of construction services on the Company's behalf and for the purchase on inventory of $66,447.00.


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

A summary of the status of the Company's outstanding stock warrants granted as of July 31, 2005 and changes during the period is as follows:


                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                   Shares           Price
                                                 ----------      ----------
    Outstanding at April 30, 2005                15,000,000      $    0.151
    Granted                                         500,000           0.150
    Exercised                                             -               -
    Forfeited                                             -               -
                                                 ----------      ----------

    Outstanding at July 31, 2005                 15,500,000      $    0.151
                                                 ==========      ==========

    Warrants exercisable at end of period        15,500,000      $    0.151
                                                 ==========      ==========

    Weighted-average fair value of warrants
      granted during the period                                  $     0.15


The following information applies to all warrants outstanding at July 31, 2005:

                                               Warrants Outstanding           Warrants Exercisable
                                            ---------------------------    --------------------------
                                             Weighted
                                              Average         Weighted                     Weighted
                                             Remaining        Average                      Average
                                            Contractual       Exercise                     Exercise
  Range of Exercise Prices      Shares      Life (Years)       Price         Shares         Price
  ------------------------    ----------    ------------    -----------    ----------     -----------
       $  0.167                1,500,000       0.96          $   0.167      1,500,000        0.167
       $  0.15                14,000,000       4.67          $   0.15      14,000,000        0.15


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



                                                           Three Months Ended     Three Months Ended
                                                              July 31, 2005         July 31, 2004
                                                          ---------------------- ---------------------
                                                               (Unaudited)           (Unaudited)
                                       Net revenues:
              Chinese Medicines and Animal Medicines          $       1,856,556      $      1,643,092
                      Natural Sweetener (stevioside)                  1,314,531             1,656,042
                                                          ---------------------- ---------------------

                            Consolidated Net Revenue                  3,171,087             3,299,134
                                                          ---------------------- ---------------------

               Cost of sales and operating expenses:
              Chinese Medicines and Animal Medicines                  1,627,511             1,345,459
                      Natural Sweetener (stevioside)                  1,144,615             1,408,649
                                               Other                     74,756               142,580
                                       Depreciation:
              Chinese Medicines and Animal Medicines                      3,215                19,006
                      Natural Sweetener (stevioside)                     21,130                70,151
                                   Interest expense:
              Chinese Medicines and Animal Medicines                      7,869                13,743
                      Natural Sweetener (stevioside)                      1,343                 5,822
                                  Net income (loss):
              Chinese Medicines and Animal Medicines
                                                                        205,384               142,905
                      Natural Sweetener (stevioside)                    124,748                96,034
                                               Other                    (74,756)             (142,580)
                                                          ---------------------- ---------------------
                                         Net  Income          $         255,376      $         96,359
                                                          ====================== =====================

            Total Assets at  July 31, 2005 and 2004:
              Chinese Medicines and Animal Medic              $       4,307,108      $      4,321,484
                      Natural Sweetener (stevioside)                  5,922,591             5,785,703
                                               Other                    877,870               124,900
                                                          ---------------------- ---------------------
                            Consolidated Asset Total             $   11,107,569      $     10,232,087
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

Included in this decrease were:

     * For the three months ended July 31, 2005, we recorded stock-based consulting expense of $33,427 as compared to $87,500 for the three months ended July 31, 2004, a decrease of $54,073 or 61.8%. This amount represented the value of shares of our common stock we issued as compensation for consulting services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2006, we cannot predict the amount of expense which will be attributable to such agreements. At July 31, 2005, we entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective May 1, 2005. In connection with this agreement, we shall issue 665,000 shares of our common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. The issuance of these shares will increase stock-based consulting fees. We valued these services using the fair value of common shares issuable at the end of each month of the service period;

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

     * For the three months ended July 31, 2005, general and administrative expenses were $230,401 as compared to $316,816 for the three months ended July 31, 2004, a decrease of $86,415 or 27.3%. The decrease is primarily attributable to a decrease of approximately $54,000 in business development expenses incurred during the three months ended July 31, 2004, a decrease of $6,600 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry and a slight decrease in salaries of $4,900. These decreases were offset by an increase consulting expense of $21,075 and increases in general operating expenses such as telephone, travel and entertainment and office expenses associated with increased operations.

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


LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2005, we had working capital of $3,871,273 and cash and cash equivalents of $1,980,096. At July 31, 2005, our cash position by geographic area is as follows:

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


     From time to time, we advance funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to: effectuate the purchase of equipment and hiring of construction services for us at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the building of an additional manufacturing line; leaseholder improvements in connection with the building of an additional manufacturing line; raw materials. At July 31, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed us $913,548 ($66,447 for raw material advances reflected in current assets and $847,101 for property, plant and equipment advances reflected in long-term assets) in connection with the foregoing. As equipment is acquired and construction services performed, we will reclassify the advanced to property, plant and equipment.


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

     Net cash provided by operating activities increased from $1,018,623 for the three months ended July 31, 2004 to $1,089,717 for the three months ended April 30, 2005. This increase is primarily attributable to:

     * an increase of $159,017 in our net income.

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

     * an increase of $22,799 in minority interest which represents that portion of our net income which is attributable to the 20% of Qufu we do not own.

     * an increase of $95,670 in allowance for doubtful accounts which represents an increase in our allowance for bad debt based on an analysis of our receivable balances.

     * a decrease of $51,563 in accounts receivable as a result of based on the fact that we have been collecting our receivables in a more timely manner and the application of advanced from customer to our accounts receivable balances.

     * an increase of $278,733 in inventory as a result of slow down of inventory production as we update our facilities. We expect our inventory levels to rise as we increase our stevioside production.

     * an increase of $5,397 in prepaid and other current assets, as a result of advances made to suppliers of stevioside in preparation of our new stevioside production line.


     * a decrease of $331,610 in accounts payable and accrued expenses as a result of the repayment of balances due from our cash provided by operations.


     * a decrease of $63,317 in income tax payable as a result of the accrual of income tax payable in the current year on increased net income offset by payments made.

     * a decrease of $80,891 in advances from customers which includes a reduction in prepayments from our stevioside customers due to a slow down in production and shipments as we add and upgrade manufacturing lines. We expect advances from customers to increase to approximately $1,000,000 as stevioside production increases.


     Net cash used in investing activities increased to $704,071 for the three months ended July 31, 2005 as compared to $653,711 for the three months ended July 31, 2004. This change is primarily the result of an increase of $606,859 in capital expenditures for the acquisition of manufacturing equipment during the three months ended July 31, 2005 as compared to the prior period. Additionally, for the three months ended July 31, 2005 and 2004, we advanced $0 and $424,617,respectively, to related parties which is discussed elsewhere in this section.


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

     In this Quarterly Report on Form 10-QSB/A we are restating our Consolidated Balance Sheet at July 31, 2005 and Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended July 31, 2005 as contained in the Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2005 as previously filed with the Securities and Exchange Commission.

     The restatement of our consolidated financial statements is also being made to correct an error in the classification of certain amounts due from a related party which were for the purchase of equipment as described in Note 3 to our financial statements appearing elsewhere in this report. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting as of July 31, 2005 related to the classification of certain amounts due from a related party. We have also determined that this control deficiency constituted a material weakness. We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in this restatement.

     The restatement of our consolidated financial statements is also being made to correct an error in the accounting treatment related to 2,660,000 shares of common stock that were incorrectly calculated as issued and outstanding at the time of the report as described in Note 3 to our financial statements appearing elsewhere in this report. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting as of July 31, 2005 related to the accounting treatment of the 2,660,000 shares of common stock. We have also determined that this control deficiency constituted a material weakness. We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in this restatement.

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


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        None


Item 6. Exhibits

 Exhibit
  Number   Description
---------  ----------------

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


                                     SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.


                                By:  /s/ Dongdong Lin
                                     --------------------------------
                                     Dongdong Lin,
Dated: October xx, 2005              CEO, Principal Executive Officer