Form 10KSB/A
period 2005-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2005-11-07
CIK 806592

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


Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                              ----     -----

On November 2, 2005, we filed an Annual Report on Form 10-KSB/A of Sunwin International Neutraceuticals, Inc. for the fiscal year ended April 30, 2005 is being filed for the purpose of:

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

This Form 10-KSB/A is being filed solely for the purpose of filing a new report on our financial statements for the year ended April 30, 2005 as issued by Sherb & Co., LLP which has been dual dated to reflect the change in Note 1 of our notes to consolidated financial statements.

This report on Form 10KSB/A supercedes in its entirety the previously filed Annual Reports for April 30, 2005.

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

----------------------------------
*  Previously filed

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

Dated: November 4, 2005               SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.


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




SIGNATURE                               TITLE                             DATE
---------------------------     ------------------------            ----------------

/s/ Laiwang Zhang               President and Chairman,
---------------------------
Laiwang Zhang                                                       November 4, 2005


/s/ Dongdong Lin                CEO, principal executive officer,
---------------------------     Secretary and director
Dongdong Lin                                                        November 4, 2005


/s/ Fanjun Wu                   Chief Financial Officer and         November 4, 2005
---------------------------     principal accounting officer
Fanjun Wu


/s/ Chengxiang Yan              Director                            November 4, 2005
---------------------------
Chengxiang Yan

          SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS


    Report of Independent Registered Public Accounting Firm..................F-1

     Consolidated Financial Statements:

        Consolidated Balance Sheet...........................................F-2

        Consolidated Statements of Operations................................F-3

        Consolidated Statements of Stockholders' Equity...............F-4 to F-5

        Consolidated Statements of Cash Flows................................F-6

     Notes to Consolidated Financial Statements......................F-7 to F-24

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

As discussed in Note 1, the consolidated financial statements have been restated.


                                                   /s/Sherb & Co., LLP
                                                   -----------------------------
                                                   Certified Public Accountants

Boca Raton, Florida
July 22, 2005
(November 1, 2005 as to Note 1 and as to the effects of the restatement discussed in Note 1)

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
                                                                  ============    ===============    ===============



                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Restated - See Note 1


                                                                   For the Years
                                                                 Ended April 30,
                                                        ------------------------------
                                                            2005              2004
                                                        -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $    829,114      $   465,310
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                        291,415          510,667
        Stock-based consulting                               250,000          112,500
        Minority interest                                    278,083          144,841
        Allowance for doubtful accounts                     (539,048)          18,700
     Changes in assets and liabilities:
        Accounts receivable                                1,347,264         (473,547)
        Inventories                                        1,033,328          276,089
        Prepaid and other current assets                    (117,128)          29,239
        Due from related parties                             (66,447)               -
        Other assets                                          12,077          (12,077)
        Accounts payable and accrued expenses               (376,697)        (154,834)
        Income taxes payable                                 515,412                -
        Advances to customers                             (1,018,862)         307,760
        Accounts payable - long-term                            (102)               -
                                                        -------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,438,409        1,224,648
                                                        -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment related to acquisition                             -          (95,000)
     Increase in due from related parties                   (464,455)        (271,091)
     Capital expenditures                                   (981,634)        (602,639)
                                                        -------------     ------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES               (1,446,089)        (968,730)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                      902,565                -
     Proceeds from loans payable                                   -        1,184,300
     Payments on loans payable                              (760,694)      (1,045,690)
                                                        -------------     ------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              141,871          138,610
                                                        -------------     ------------
EFFECT OF EXCHANGE RATE ON CASH                               (2,971)               -
                                                        -------------     ------------
NET INCREASE IN CASH                                       1,131,220          394,528

CASH  - beginning of year                                    543,078          148,550
                                                        -------------     ------------
CASH - end of year                                      $  1,674,298      $   543,078
                                                        =============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:
     Cash paid for:
        Interest                                        $     62,054      $    59,228
                                                        =============     ============
        Income taxes                                    $          -      $   406,084
                                                        =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:
     Common stock issued for debt                       $          -      $   100,000
                                                        =============     ============
Contributed capital paid for services                   $      6,489      $         -
                                                        =============     ============

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