Form 10QSB
period 2005-10-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2005-12-14
CIK 806592

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the quarterly report ended October 31, 2005

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



Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No[]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 10, 2005, there were 48,857,276 shares of the small business issuer's common stock outstanding.

When used in this Report, the terms "Sunwin," "we," and "us" refers to Sunwin International Neutraceuticals, Inc. an Nevada corporation, our subsidiary, Sunwin Tech Group, Inc., a Florida corporation, Sunwin Tech's majority owned subsidiary Qufu Natural Green Engineering Company, Limited ("Qufu") and Qufu's three wholly owned subsidiaries, Shengya Veterinary Medicine Co., Ltd (formerly known as Shangong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory. The information which appears on our web site at www.suwn.biz is not part of this quarterly report.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED OCTOBER 31, 2005
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
               October 31, 2005 (Unaudited)....................................3
      Consolidated Statements of Operations (Unaudited)
               For the Three and Six Months Ended October 31, 2005 and 2004....4
      Consolidated Statements of Cash Flows (Unaudited)
               For the Six months ended October 31, 2005 and 2004..............5

      Notes to Unaudited Consolidated Financial Statements..................6-14

      Item 2 - Management's Discussion and Analysis or Plan of Operation...15-25

      Item 3 - Controls and Procedures.....................................25-26


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................26

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....27

      Item 3 - Default upon Senior Securities ................................27

      Item 4 - Submission of Matters to a Vote of Security Holders............27

      Item 5 - Other Information..............................................27

      Item 6 - Exhibits.......................................................27

      Signatures..............................................................27

                                 CONSOLIDATED BALANCE SHEET
                                        October 31, 2005
                                           (Unaudited)



                                             ASSETS
CURRENT ASSETS:
    Cash                                                                                                   $  2,380,412
    Accounts receivable (net of allowance for doubtful accounts of $986,636)                                  1,802,821
    Inventories, net                                                                                          2,170,365
    Prepaid expenses and other                                                                                  715,634
                                                                                                  ----------------------

        Total Current Assets                                                                                  7,069,232

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,854,246)                                        3,620,500
DUE FROM RELATED PARTIES                                                                                      1,154,829
                                                                                                  ----------------------

        Total Assets                                                                                       $ 11,844,561
                                                                                                  ======================


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                          $    314,994
    Accounts payable and accrued expenses                                                                     1,897,052
    Advances from customers                                                                                      87,327
                                                                                                  ----------------------

        Total Current Liabilities                                                                             2,299,373

OTHER PAYABLES                                                                                                  133,261
                                                                                                  ----------------------

        Total Liabilities                                                                                     2,432,634
                                                                                                  ----------------------

MINORITY INTEREST                                                                                             2,315,435
                                                                                                  ----------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
        No shares issued and outstanding)                                                                             -
    Common stock ($.001 Par Value; 200,000,000 shares authorized;
        43,367,276 shares issued and outstanding)                                                                43,367
    Additional paid-in capital                                                                                1,299,114
    Retained earnings                                                                                         5,625,975
    Other comprehensive income - foreign currency                                                               128,036
                                                                                                  ----------------------

        Total Stockholders' Equity                                                                            7,096,492
                                                                                                  ----------------------

        Total Liabilities and Stockholders' Equity                                                         $ 11,844,561
                                                                                                  ======================



            See notes to unaudited consolidated financial statements
                                       -3-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                For the Three Months         For the Six Months
                                                                Ended October 31              Ended October 31,
                                                          ---------------------------------  ---------------------------------
                                                               2005              2004             2005              2004
                                                          ----------------  ---------------  ---------------   ---------------
                                                            (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
NET SALES                                                     $ 4,052,884      $ 3,159,151      $ 7,223,971       $ 6,458,285

COST OF SALES                                                   2,698,854        2,257,682        4,939,543         4,507,595
                                                          ----------------  ---------------  ---------------   ---------------

GROSS PROFIT                                                    1,354,030          901,469        2,284,428         1,950,690
                                                          ----------------  ---------------  ---------------   ---------------

OPERATING EXPENSES:
     Consulting expense                                           101,947           87,500          135,374           175,000
     Selling expenses                                             482,601          365,996          849,311           697,612
     General and administrative                                   241,574          198,882          471,975           515,698
                                                          ----------------  ---------------  ---------------   ---------------

        Total Operating Expenses                                  826,122          652,378        1,456,660         1,388,310
                                                          ----------------  ---------------  ---------------   ---------------

INCOME FROM OPERATIONS                                            527,908          249,091          827,768           562,380

OTHER INCOME (EXPENSE):
     Other income                                                   1,453           (1,174)         151,880            25,432
     Interest expense                                              (5,291)         (11,588)         (14,503)          (31,153)
                                                          ----------------  ---------------  ---------------   ---------------

        Total Other Income (Expense)                               (3,838)         (12,762)         137,377            (5,721)
                                                          ----------------  ---------------  ---------------   ---------------

INCOME BEFORE INCOME TAXES                                        524,070          236,329          965,145           556,659

BENEFIT FROM (PROVISION FOR) INCOME TAXES                         624,759         (135,664)         521,593          (299,902)
                                                          ----------------  ---------------  ---------------   ---------------

INCOME BEFORE MINORITY INTEREST                                 1,148,829          100,665        1,486,738           256,757

MINORITY INTEREST IN INCOME OF SUBSIDIARY                        (250,299)         (37,635)        (332,832)          (97,368)
                                                          ----------------  ---------------  ---------------   ---------------

NET INCOME                                                        898,530           63,030        1,153,906           159,389

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                         21,482                -          131,007                 -
                                                          ----------------  ---------------  ---------------   ---------------

COMPREHENSIVE INCOME                                          $   920,012      $    63,030      $ 1,284,913       $   159,389
                                                          ================  ===============  ===============   ===============

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic                     $      0.02      $      0.00       $     0.03       $      0.00
                                                          ================  ===============  ===============   ===============
      Net income per common share - diluted                   $      0.02      $      0.00       $     0.03       $      0.00
                                                          ================  ===============  ===============   ===============

     Weighted Common Shares Outstanding - basic                43,367,276       33,361,841       43,367,276        33,361,841
                                                          ================  ===============  ===============   ===============

     Weighted Common Shares Outstanding - diluted              43,367,276       34,861,841       43,367,276        34,861,841
                                                          ================  ===============  ===============   ===============




            See notes to unaudited consolidated financial statements
                                       -4-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               For the Six Months
                                                                                               Ended October 31,
                                                                                     ---------------------------------------
                                                                                             2005                2004
                                                                                     ------------------- -------------------
                                                                                          (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                              $ 1,153,906           $ 159,389
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                             62,331             108,506
       Stock-based consulting and fees                                                           33,427             175,000
       Minority interest                                                                        340,005              97,368
       Allowance for doubtful accounts                                                          (75,228)            (10,279)
    Changes in assets and liabilities:
       Accounts receivable                                                                      122,130             468,272
       Inventories                                                                              708,805           1,239,029
       Prepaid and other current assets                                                           5,987              93,710
       Due from related parties                                                                  67,190                   -
       Other assets                                                                                   -               9,903
       Accounts payable and accrued expenses                                                    (11,385)           (220,546)
       Income taxes payable                                                                    (528,434)            301,943
       Advances from customers                                                                   74,118            (239,816)
                                                                                     ------------------- -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     1,952,852           2,182,479
                                                                                     ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in due from related parties                                                       (176,589)           (722,132)
    Capital expenditures                                                                       (836,098)           (691,765)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                  (1,012,687)         (1,413,897)
                                                                                     ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                                -             120,000
    Payments on loans payable                                                                  (287,484)           (749,359)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                                                    (287,484)           (629,359)
                                                                                     ------------------- -------------------

EFFECT OF EXCHANGE RATE ON CASH                                                                  53,433                   -
                                                                                     ------------------- -------------------

NET INCREASE IN CASH                                                                            706,114             139,223

CASH  - beginning of year                                                                     1,674,298             543,078
                                                                                     ------------------- -------------------

CASH - end of period                                                                        $ 2,380,412           $ 682,301
                                                                                     =================== ===================

SUPPLEMENTAL DISCLOSUREOF CASH FLOW INFORMATION:
    Common stock issued for deferred compensation                                           $         -           $ 150,000
                                                                                     =================== ===================




            See notes to unaudited consolidated financial statements.
                                       -5-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)

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

On January 26, 2004, effective February 1, 2004, Sunwin Tech Group, Inc. a Florida corporation that is now a wholly-owned subsidiary of the Company ("Sunwin Tech") entered into a Stock Purchase Agreement with Shandong Shengwang Pharmaceutical Group Corporation ("Shandong"), a 90% shareholder of Qufu. Qufu is a Chinese limited liability company with principal offices in Qufu City, Shandong, China. Qufu was founded in July 1999 and was re-registered in January 2004 in order to change its capital structure. Under this agreement, Shandong exchanged 80% of the issued and outstanding capital stock of Qufu in exchange for 100% of the issued and outstanding capital stock of Sunwin Tech with a fair market value of $95,000. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Qufu, pursuant to which Sunwin is treated as the continuing entity.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2005 are not necessarily indicative of the results for the full fiscal year ending April 30, 2006.

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

Net income per share

Net income per common share for the six months ended October 31, 2005 and 2004 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." As of October 31, 2005, there were warrants to purchase 15,500,000 shares of common stock, which dilute future earnings per share.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances from customers

Advances from customers at October 31, 2005 of $87,327 consist of a prepayment to the Company for merchandise that had not yet shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at October 31, 2005 was approximately $53,433.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2005
                                   (UNAUDITED)

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

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

NOTE 2 - INVENTORIES

At October 31, 2005, inventories consisted of the following:

                         Raw materials    $      1,323,488
                        Finished goods             909,643
                                            --------------
                                                 2,233,131

  Less: reserve for obsolete inventory             (62,766)
                                             --------------

                                           $      2,170,365
                                             ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2005
                                   (UNAUDITED)

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

From time to time the Company advances funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for the Company at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the Company building an additional manufacturing line. At October 31, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed the Company $1,154,829 for advances we made to that corporation for the purchase of equipment and hiring of construction services on the Company's behalf.

Consulting agreement

On June 11, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective May 1, 2005. In connection with this agreement, the Company shall issue 665,000 shares of the Company's common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. For the six months ended October 31, 2005, the Company valued these services using the fair value of common shares issuable at the end of each month of the service period at shares prices ranging from $.11 to $.20 per share and recorded consulting expense of $101,946 and professional fees of $37,794. In November 2005, the Company issued 1,330,000 shares of common stock due under this consulting agreement

NOTE 4 - STOCKHOLDERS EQUITY

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2005
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS EQUITY (continued)

The fair value of this warrant grant was estimated at $0.067 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 45 percent; risk-free interest rate of 4.00 percent and an expected holding period of 5 years. In connection with these warrants, the Company recorded stock-based consulting expense of $33,427.

A summary of the status of the Company's outstanding stock warrants granted as of October 31, 2005 and changes during the period is as follows:

                                                                    Weighted
                                                                     Average
                                                                     Exercise
                                                  Shares             Price
                                              --------------      --------------
           Outstanding at April 30, 2005      15,000,000           $      0.151
           Granted                               500,000                  0.150
           Exercised                                   -                      -
           Forfeited                                   -                      -
                                            --------------      ----------------

           Outstanding at October 31, 2005    15,500,000           $      0.151
                                             ==============     ================

     Warrants exercisable at end of period    15,500,000           $      0.151
                                             ==============     ================

   Weighted-average fair value of warrants
                 granted during the period                                $0.15


The following information applies to all warrants outstanding at October 31, 2005:

                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    -------------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------          -----------    ------------     -----------    -------------- ----------
            $0.167                      1,500,000       0.96            $ 0.167          1,500,000      0.167
            $ 0.15                     14,000,000       4.67            $ 0.15          14,000,000      0.15


          SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2005
                                  (UNAUDITED)

NOTE 5- SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended October 31, 2005 and 2004, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (stevioside). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the six months ended October 31, 2005 and 2004 is as follows:



                                                            Six Months Ended       Six Months Ended
                                                            October 31, 2005       October 31, 2004
                                                          ---------------------- ---------------------
                                                               (Unaudited)           (Unaudited)
                                       Net revenues:
                                      --------------
              Chinese Medicines and Animal Medicines
                                                                 $    4,359,957        $    3,306,568
                      Natural Sweetener (stevioside)                  2,864,014             3,151,717
                                                          ---------------------- ---------------------

                            Consolidated Net Revenue                  7,223,971             6,458,285
                                                          ---------------------- ---------------------

               Cost of sales and operating expenses:
              --------------------------------------
              Chinese Medicines and Animal Medicines                  3,778,640             2,801,230
                      Natural Sweetener (stevioside)                  2,377,810             2,756,089
                                               Other                    177,422               230,080

                                       Depreciation:
                                      --------------
              Chinese Medicines and Animal Medicines                     17,962                27,594
                      Natural Sweetener (stevioside)                     44,369                80,912

                                   Interest expense:
                                   -----------------
              Chinese Medicines and Animal Medicines                     13,146                21,703
                      Natural Sweetener (stevioside)                      1,357                 9,450

                                  Net income (loss):
                                  ------------------
              Chinese Medicines and Animal Medicines
                                                                        762.794               234,171
                      Natural Sweetener (stevioside)                    568.534               155,298
                                               Other                  (177,422)             (230,080)
                                                          ---------------------- ---------------------

                                         Net  Income             $    1,153,906      $        159,389
                                                          ====================== =====================

         Total Assets at  October 31, 2005 and 2004:
              Chinese Medicines and Animal Medicines             $    4,831,000      $      4,231,211
                      Natural Sweetener (stevioside)                  6,135,691             5,509,505
                                               Other                    877,870               124,900
                                                          ---------------------- ---------------------

                            Consolidated Asset Total             $   11,844,561       $     9,865,616
                                                          ====================== =====================

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2005
                                   (UNAUDITED)

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

(e) Performance of subsidiaries' risk

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2005
                                   (UNAUDITED)


NOTE 6 - OPERATING RISK (continued)

(f) Key personnel risk

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

NOTE 7 - SUBSEQUENT EVENTS

In November 2005, the Company issued 1,330,000 shares of common stock issuable under a consulting agreement (see note 3).

On November 4, 2005, the Company entered the consulting agreements with three consultants for general business development. The Company intends to sell its Stevia and Chinese herb products in the US and Canada. The Company granted the three consultants an aggregate of 910,000 options to purchase 910,000 shares of the Company's common stock at $0.15 per share for a period of 5 years.
 These options are included in the Company's 2005 equity compensation plan. The fair value of these option grants were estimated at $0.117 per option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 92 percent; risk-free interest rate of 3.75 percent and an expected holding period of 5 years. In connection with these options, the Company recorded deferred compensation of $106,546 to be amortized over the service period of one year. In November 2005, the consultants have exercised 510,000 options for 510,000 common shares for proceeds of $76,500.

On or about November 25, 2005, four investors exercised their warrants to purchase 175,000 shares, 1,500,000 shares, 500,000 shares and 375,000 shares at $0.15 per share, respectively, for proceeds of $382,500.

On or about December 6, 2005, three investors exercised their warrants to purchase 600,000 shares, 300,000 shares, and 200,000 shares at exercise prices ranging from $0.15 to $0.167 per share for proceeds of $180,300.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the six months ended October 31, 2005 and 2004, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report of Form 10-KSB as filed with the Securities and Exchange Commission.

Overview

         Effective February 1, 2004, Sunwin Tech Group, Inc. entered into a stock purchase agreement with Shandong Shengwang Pharmaceutical Corporation, Limited, a 90% shareholder of Qufu. Under this agreement, Sunwin Tech acquired 80% of the capital stock of Qufu in exchange for 100% of its capital stock which had a fair market value of $95,000. In April 2004, we acquired 100% of Sunwin Tech in exchange for approximately 17,000,004 shares of our common stock which resulted in a change of control of our company.
 The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Qufu and we are treated as the continuing entity.

         Though our subsidiaries, we manufacture and sell neutraceutical products which can be classified into three main product groups; (1) stevioside
- a 100% natural sweetener, (2) veterinary medicines and animal feed additives, and (3) traditional Chinese medicine formula extracts. All of our business and operations are located in the People's Republic of China.

          We manufacture and sell stevioside, a 100% natural sweetener which is extracted from the leaves of the Stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family. We also purchase and resell finished stevioside product from third party manufacturers. Principal customers for this product are located in China and Japan where it is approved for use both as a food additive as well as a nutritional supplement. This product group represented approximately 46% of our total revenues for fiscal 2005 and 40% for the six months ended October 31, 2005. China has grown into the world's largest exporter of stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three companies in China manufacturing stevioside.

         We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include both traditional Chinese medicine and Western medicine, feed additives, feeds and disinfectors.
We are a leading advocator of preparing animal medicine from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. This product group represented approximately 28% of our total revenues for fiscal 2005 and 30% for the six months ended October 31, 2005. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 26% of our total revenues for fiscal 2005 and 30% for the six months ended October 31, 2005.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside to Western countries, the other two product groups operate in highly competitive environments. We estimate that there are more than 2,700 companies in China selling animal medicines and more than 200 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. Our sale of products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups is limited to a certain extent by economic conditions in the PRC. In addition, because we are dependent upon raw materials which are farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Our ability, however, to expand our revenues from the sale of stevioside is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In an effort to increase our competitive position within our market segment, we have built an additional stevioside manufacturing line in order to expand our stevioside production, upgraded our exiting manufacturing stevioside line, and relocated to a larger facility which became operational on a limited basis in September 2005. Our new stevioside facility became fully operational in November 2005 after experiencing delays associated with retooling, the installation of additional equipment, and final inspection delays. In addition, during fiscal year 2005 and the first two quarters of fiscal year 2006 we have been involved in reconstructing an additional veterinary production line into a new building and we anticipate to be in full production in December 2005.

           Through October 31, 2005, we have advanced and invested an aggregate of approximately $655,000 to be used for leasehold improvements and equipment towards the additional veterinary medicine manufacturing line and $1,340,000 towards the stevioside facility. We previously anticipated that the stevioside upgrade and facility would not require any additional funds to complete and the veterinary medicine upgrade and facility would require USD $34,000 in additional capital from us. However, through October 31, 2005, we advanced and invested additional funds of approximately $206,000 for our stevioside facility for additional equipment and upgrades.

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

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at October 31, 2005 was approximately $53,400. Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2005 AS COMPARED TO SIX MONTHS ENDED
OCTOBER 31, 2004

Revenues

For the six months ended October 31, 2005, our revenues were $7,223,971 as compared to $6,458,285 for the six months ended October 31, 2004, an increase of $765,686 or approximately 12%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of our traditional Chinese and animal medicine products of approximately $1,053,389 offset by a decrease in the sale of our natural sweetener, stevioside, of $287,703 as discussed below:

o The decrease in the sale of our natural sweetener, stevioside, was caused by the upgrade of our manufacturing equipment and relocation of our stevioside manufacturing facility, which has disrupted our revenue flows. We started to use this new manufacturing line in September 2005. However, due to delays associated with retooling, the installation of additional equipment and inspection delays, we became fully operational in November 2005. Our revenues decreased from $3,151,718 for the six months ended October 31, 2004 to $2,864,014 for the six months ended October 31, 2005, a 9% decrease. Until such time as the facility is fully operational, in the event we receive orders for Stevioside in excess of our manufacturing capacity, we purchase from other manufacturers and resell these goods to our customers to fill orders. We anticipate manufacturing 200 tons of stevioside and to resell 80 tons during fiscal year 2006. We believe that the market for stevioside remains strong as we see exports to Japan increasing.

o We experienced an increase in the revenues related to our traditional Chinese medicine products. Our revenues increased from $1,695,074 for the six months ended October 31, 2004 to $2,182,766 for the six months ended October 31, 2005, a 28.8% increase. Our gross profit rate has grown from 37.5% to 42% on this product due to the introduction of new products, and improved sales skills. Additionally, the Chinese central government issued a new rule for the Chinese Medicine industry stipulating that all manufactures should satisfy GMP standards in their production process by October 1, 2005. We believe that we are the first facility in this industry to complete this requirement in China which will help us maintain the reputation in this field and acquire bigger market share. Next year, we will be adding new products into the market and plan to start a new products series, natural dietary health food.

o Revenues from our veterinary medicine grew 35% this period to $2,177,191 for the six months ended October 31, 2005 as compared to $1,611,493 for the six months ended October 31, 2004. However, in past six months, our gross profit margins were at 31.5%, a decrease of .5% from the previous comparable period due to increased raw material costs. We believe that we will achieve major growth in Veterinary medicine. The veterinary industry is regulated by the Chinese Central Government which recently issued a new regulation stipulating that all veterinary manufacturers should conform to the GMP production process standard by October 1, 2005. Among over 2,700 manufacturers in China, we estimate that only approximately 800 could accomplish this requirement on time. A significant market vacancy will be left by the companies that do not conform and pass the standard. We expect to complete construction and finish the inspection process on time. We expect to have eight production lines. We expect to obtain a greater market share in the fiscal year of 2006.

Cost of Sales and Gross Profit

For the six months ended October 31, 2005, cost of sales amounted to $4,939,543 or 68.4% of net revenues as compared to cost of sales of $4,507,595 or 69.8% of net revenues for the six months ended October 31, 2004, a percentage decrease of 1.4%. Gross profit for the six months ended October 31, 2005 was $2,284,428 or 31.6% of revenues, as compared to $1,950,690, or 30.2% of revenues for the six months ended October 31, 2004.

Operating Expenses

         Our operating expenses increased for the six months ended October 31, 2005 from the six months ended October 31, 2004 as a result of increased selling expenses, which was attributable to increased commissions and local tax costs associated with our increased revenues, offset by decreased general and administrative costs which is primarily attributable to decreases in repairs and maintenance and retooling expenses associated with an upgrade of our manufacturing facilities and a decrease of approximately $54,000 in business development expenses offset by increases in professional fees associated with our SEC filings and other operating expenses. Expenditures for repairs and maintenance and facility upgrades during fiscal 2004 and in fiscal 2005 should decrease in future periods as we anticipate that this project will be completed in December 2005. We anticipate further increases in legal and accounting fees during fiscal 2006 which are associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2007 and beyond and fees and costs related to capital raising transactions. These increases could serve to further reduce our net income absent a significant increase in our revenues at the current gross profit margins.

For the six months ended October 31, 2005, total operating expenses were $1,456,660 as compared to $1,388,310 for the six months ended October 31, 2004, an increase of $68,350 or 5%.

Included in this decrease were:

           * For the six months ended October 31, 2005, we recorded consulting and stock-based consulting expense of $135,374 as compared to $175,000 for the six months ended October 31, 2004, a decrease of $39,626 or 22.6%. This amount represented the value of shares of our common stock we issued or are issuable as compensation for consulting services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2006, we cannot predict the amount of expense which will be attributable to such agreements. In July 2005, we entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective May 1, 2005. In connection with this agreement, we shall issue 665,000 shares of our common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. The issuance of these shares will continue to increase stock-based consulting fees. We value these services using the fair value of common shares issuable at the end of each month of the service period;

           * For the six months ended October 31, 2005, selling expenses amounted to $849,311 as compared to $697,612 for the six months ended October 31, 2004, an increase of $151,699 or 21.7%. For the six months ended October 31, 2005, we experienced an increase in commission expenses of approximately $92,800, increased travel and entertainment costs of approximately $60,900, and an increase in shipping and freight of approximately $24,000. These increases were offset by a decrease in advertising and promotion of $35,300.

         * For the six months ended October 31, 2005, general and administrative expenses were $471,975 as compared to $515,698 for the six months ended October 31, 2004, a decrease of $43,723 or 8.5%. The decrease is primarily attributable to a decrease of approximately $81,000 in business development expenses incurred during the six months ended October 31, 2004, a decrease of $8,500 in repairs and maintenance and retooling expense associated with the upgrade of our manufacturing facilities in order to meet new government manufacturing standards in our industry, a slight decrease in salaries of $2,400, and a decrease in bad debt expense of approximately $34.000. These decreases were offset by an increase in travel and entertainment of approximately $56,300 and increases in general operating expenses such as telephone and office expenses associated with increased operations.

           For the six months ended October 31, 2005, other income amounted to $151,880 as compared to other income of $25,432 for the six months ended October 31, 2004. Other income for the six months ended October 31, 2005 and 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

         For the six months ended October 31, 2005, interest expense was $14,503 as compared to $31,153 for the six months ended October 31, 2004, a decrease of $16,650 or 53.4%. Interest expense for the six months ended October 31, 2005 and 2004 was associated with our borrowings.

            For the six months ended October 31, 2005, we recorded a benefit from income taxes of $521,593 as compared to a provision for income taxes of $(299,902) for the six months ended October 31, 2004. In the current period, we received a waiver of income taxes from the local Chinese government, waiving income tax due through October 2005. We do not expect to pay income taxes for fiscal 2006 and expect to receive an additional waiver for taxes through December 2005.

         Our income before minority interest increased by $1,229,981 or 479% to $1,486,738 for the six months ended October 31, 2005 as compared to $256,757 for the six months ended October 31, 2004 primarily as a result of an increase in other income of $126,448, an increase in benefit from income taxes of $821,495 and an increase in income from operations of $265,388 for the six months ended October 31, 2005 from the 2004 period.

            For the six months ended October 31, 2005, we reported a minority interest in income of subsidiary (Qufu) of $332,832 as compared to $97,368 for the six months ended October 31, 2004. The minority interest in income of subsidiary is attributable to Qufu, which we allocate to the minority stockholders, had the effect of reducing our net income.

            As a result of these factors, we reported net income of $1,153,906 or $.03 per share for the six months ended October 31, 2005 as compared to net income of $159,389 or $.00 per share for the six months ended October 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2005, we had working capital of $4,769,859 and cash and cash equivalents of $2,380,412. At October 31, 2005, our cash position by geographic area is as follows:

           United States       $          370
           China                    2,380,042
                               --------------
           Total                   $2,380,412
                               ==============

       During fiscal 2005, we raised cash proceeds of $902,565 from the sale of our common stock. Additionally, during fiscal 2005, we reduced our balance that we advanced to customers by $1,018,862.

     From time to time, we advance funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to: effectuate the purchase of equipment and hiring of construction services for us at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the building of an additional manufacturing line; leaseholder improvements in connection with the building of an additional manufacturing line; raw materials; and to provide our subsidiary
(Qufu) the status of joint venture. At October 31, 2005, Shandong Shengwang Pharmaceutical Corporation, Limited owed us $1,154,829 for property, plant and equipment advances reflected in long-term assets in connection with the foregoing.

As equipment is acquired and construction services performed, we will reclassify the advanced to property, plant and equipment.

         As of October 31, 2005, we had approximately U.S. $315,000 in short term loans and notes payable maturing at or prior to February 2006. If we fail to obtain debt or equity financing to meet these obligations or fail to obtain extensions of the maturity dates of these debt obligations, our overall liquidity and capital resources will be adversely affected as a result of our efforts to satisfy these obligations.

         Net cash provided by operating activities decreased from $2,182,479 for the six months ended October 31, 2004 to $1,952,852 for the six months ended October 31, 2005. This decrease is primarily attributable to:

       * an increase of $994,517 in our net income,

       * a decrease of $46,175 in depreciation and amortization as a result of the fact that certain property, plant and equipment was fully depreciated in the prior period.

       * a decrease of $141,573 in stock based compensation which reflects the decrease in the payment of non-cash compensation to consultants during the 2005 period. We paid stock based compensation to consultants for business development services, management services, and investor relations services. We expect to issue additional common shares for consulting services in the future.

       * an increase of $242,637 in minority interest which represents that portion of our net income which is attributable to the 20% of Qufu we do not own,

       * an decrease of $64,949 in allowance for doubtful accounts which represents a decrease in our allowance for bad debt based on an analysis of our receivable balances,

       * a decrease of $346,142 in accounts receivable as a result of based on the fact that we have been collecting our receivables in a more timely manner and the application of advanced from customer to our accounts receivable balances,

       * a decrease of $530,224 in inventory as a result of slow down of inventory production as we update our facilities. We expect our inventory levels to rise as we increase our stevioside production,

       * an decrease of $87,723 in prepaid and other current assets, as a result of the receipt of inventory from advances previously made to suppliers of stevioside in preparation of our new stevioside production line,

          * an decrease of $67,190 in due from related parties as a result of the receipt of inventory from advances previously made to related parties,

       * a decrease of $209,161 in accounts payable and accrued expenses as a result of the repayment of balances due from our cash provided by operations,

       * a decrease of $830,377 in income tax payable as a result of the receipt of a tax waiver in the current period,

       * an increase of $313,934 in advances from customers which includes an increase in prepayments from our stevioside customers due to a increase in production and shipments as we add and upgrade manufacturing lines. We expect advances from customers to increase to approximately $1,000,000 as stevioside production increases.

       Net cash used in investing activities decreased to $1,012,687 for the six months ended October 31, 2005 as compared to $1,413,897 for the six months ended October 31, 2004. This change is primarily the result of an increase of $144,333 in capital expenditures for the acquisition of manufacturing equipment during the six months ended October 31, 2005 as compared to the prior period. Additionally, for the six months ended October 31, 2005 and 2004, we advanced $176,589 and $722,132,respectively, to related parties which is discussed elsewhere in this section,

        Net cash used in financing activities was $287,484 for the six months ended October 31, 2005 as compared to $629,359 for the six months ended October 31, 2004. This change is primarily attributable to a reduction in payments on loans payable during the six months ended October 31, 2005 based on the terms of such agreements. For the six months ended October 31, 2005, we repaid loans of $287,484 to various banks and individuals. For the six months ended October 31, 2004, we received proceeds of $120,000 from the sale of common stock offset by repayments of loans of $749,359.

        Management has determined that it wishes to update the status of Qufu from a stock company to a joint venture which management believes will provide Qufu with certain advantages in its business and operations as joint ventures are generally perceived to be more financially stable enterprises. We have received a temporary operating license from the Chinese governmental agency. In order to complete the registration with the Chinese government, the Chinese government must verify that a cash investment has been made from Sunwin Tech (a foreign company) to Qufu equal to 80% of Qufu's registered capital which is presently approximately $1,973,287 (18 million RMB) before the government will grant Qufu the operating license as a joint venture. At October 31, 2005, Qufu received approximately $877,500 from our private offerings for this purpose. When the rest of funds of approximately $1,100,000 are available to Qufu, the operating license will be granted, of which there are no assurances we will able to receive the fund. The Chinese government may allow stock of a publicly traded US company to be used for the formation of the joint venture. If this is a case, the additional amount necessary for the formation of the joint venture is not required. In case Qufu is unable to receive the funds, we may lower Qufu's registered capital from $2,466,609 (20 million RMB) to $1,233,304 (10 million
RMB) to complete the registration process. We believe that whether we complete the registration process or not will not materially affect our business operation and financial performance.

        We currently have no material commitments for capital expenditures, except for as described below.

        As described elsewhere herein, while we have sufficient funds to conduct our business and operations as they are currently undertaken, we are building additional manufacturing lines in order to expand our veterinary medicine production and stevioside manufacturing facility. As of October 31, 2005, based upon our preliminary estimates this will require additional capital and other expenditures of approximately USD $25,000. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

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

         In a previously filed Quarterly Report on Form 10-QSB/A we restating our Consolidated Balance Sheet at July 31, 2005 and Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended July 31, 2005 as contained in the Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2005 as previously filed with the Securities and Exchange Commission.

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

         The restatement of our consolidated financial statements was also made to correct an error in the accounting treatment related to 2,660,000 shares of common stock that were incorrectly calculated as issued and outstanding at the time of the report as described in Note 3 to our financial statements appearing elsewhere in this report. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting as of July 31, 2005 related to the accounting treatment of the 2,660,000 shares of common stock. We have also determined that this control deficiency constituted a material weakness.

         We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in these restatements. These steps include the hiring of additional accounting consulting staff to review and oversee our operations in the United States, to review all financial data from our China operations, to bring additional financial expertise to our organization, and to facilitate the flow of information to our independent accountants.

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

             None

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6.  Exhibits

Exhibit
Number   Description
-------  ----------------
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

                                  SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                              By: /s/ Dongdong Lin
                                  Dongdong Lin,
 Dated: December 14, 2005         CEO, Principal Executive Officer