Form 10QSB
period 2006-01-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2006-03-16
CIK 806592

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly report ended January 31, 2006

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


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 6, 2006, there were 63,704,776 shares of the small business issuer's common stock outstanding.

References in this report to "Sunwin", "we", "us" and "our" are to Sunwin International Neutraceuticals, Inc. a Nevada corporation, our subsidiary, Sunwin Tech Group, Inc., a Florida corporation, Sunwin Tech's majority owned subsidiary Qufu Natural Green Engineering Company, Limited ("Qufu") and three wholly owned subsidiaries of Qufu; Shengya Veterinary Medicine Co., Ltd (formerly known as Shandong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory. The information which appears on our web site at www.sunwin.biz is not part of this quarterly report.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED JANUARY 31, 2006

                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
             January 31, 2006 (Unaudited)......................................3
      Consolidated Statements of Operations (Unaudited)
             For the Three and Nine Months Ended January 31, 2006 and 2005.....4
      Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months ended January 31, 2006 and 2005...............5

      Notes to Unaudited Consolidated Financial Statements..................6-16

      Item 2 - Management's Discussion and Analysis or Plan of Operation...17-27

      Item 3 - Controls and Procedures........................................27


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................28

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....29

      Item 3 - Default upon Senior Securities ................................29

      Item 4 - Submission of Matters to a Vote of Security Holders............29

      Item 5 - Other Information..............................................29

      Item 6 - Exhibits.......................................................29

      Signatures..............................................................29

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2006
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash                                                                                                  $    3,632,324
    Accounts receivable (net of allowance for doubtful accounts of $232,414)                                   2,425,671
    Inventories, net                                                                                           2,783,079
    Prepaid expenses and other                                                                                   506,416
                                                                                                   ----------------------

        Total Current Assets                                                                                   9,347,490

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,964,883)                                         5,846,688
                                                                                                   ----------------------

        Total Assets                                                                                      $   15,194,178
                                                                                                   ======================


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                         $      316,271
    Accounts payable and accrued expenses                                                                      1,731,502
    Advances from customers                                                                                       74,457
                                                                                                   ----------------------

        Total Current Liabilities                                                                              2,122,230

OTHER PAYABLES                                                                                                   133,801
                                                                                                   ----------------------

        Total Liabilities                                                                                      2,256,031
                                                                                                   ----------------------

MINORITY INTEREST                                                                                              2,582,518
                                                                                                   ----------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
        No shares issued and outstanding)                                                                              -
    Common stock ($.001 Par Value; 200,000,000 shares authorized;
        62,042,276 shares issued and outstanding)                                                                 62,042
    Additional paid-in capital                                                                                 4,437,926
    Retained earnings                                                                                          6,497,173
    Deferred compensation                                                                                       (821,552)
    Other comprehensive income - foreign currency                                                                180,040
                                                                                                   ----------------------

        Total Stockholders' Equity                                                                            10,355,629
                                                                                                   ----------------------

        Total Liabilities and Stockholders' Equity                                                        $   15,194,178
                                                                                                   ======================


            See notes to unaudited consolidated financial statements
                                       -3-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Three Months               For the Nine Months
                                                                   Ended January 31,                  Ended January 31,
                                                          ---------------------------------  ---------------------------------
                                                               2006              2005             2006             2005
                                                          ----------------  ---------------  ---------------  ----------------
                                                            (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

NET SALES                                                  $    3,841,882      $ 2,705,396     $ 11,065,853       $ 9,163,681

COST OF SALES                                                   2,615,530        1,768,743        7,555,073         6,276,338
                                                          ----------------  ---------------  ---------------  ----------------

GROSS PROFIT                                                    1,226,352          936,653        3,510,780         2,887,343
                                                          ----------------  ---------------  ---------------  ----------------

OPERATING EXPENSES:
     Bad debt recovery                                           (619,259)               -         (867,323)                -
     Consulting expense                                           143,143           45,000          278,517           220,000
     Selling expenses                                             522,237          289,655        1,371,548           987,267
     General and administrative                                    40,077          233,401          760,116           749,099
                                                          ----------------  ---------------  ---------------  ----------------

        Total Operating Expenses                                   86,198          568,056        1,542,858         1,956,366
                                                          ----------------  ---------------  ---------------  ----------------

INCOME FROM OPERATIONS                                          1,140,154          368,597        1,967,922           930,977

OTHER INCOME (EXPENSE):
     Other income (expense)                                           891             (551)         152,771            24,881
     Interest expense                                             (15,818)         (24,455)         (30,321)          (55,608)
                                                          ----------------  ---------------  ---------------  ----------------

        Total Other Income (Expense)                              (14,927)         (25,006)         122,450           (30,727)
                                                          ----------------  ---------------  ---------------  ----------------

INCOME BEFORE INCOME TAXES                                      1,125,227          343,591        2,090,372           900,250

BENEFIT FROM (PROVISION FOR) INCOME TAXES                           2,313          (89,244)         523,906          (389,146)
                                                          ----------------  ---------------  ---------------  ----------------

INCOME BEFORE MINORITY INTEREST                                 1,127,540          254,347        2,614,278           511,104

MINORITY INTEREST IN INCOME OF SUBSIDIARY                        (256,342)         (60,649)        (589,174)         (158,017)
                                                          ----------------  ---------------  ---------------  ----------------

NET INCOME                                                        871,198          193,698        2,025,104           353,087

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                         52,004                -          183,011                 -
                                                          ----------------  ---------------  ---------------  ----------------

COMPREHENSIVE INCOME                                       $      923,202      $   193,698     $  2,208,115       $   353,087
                                                          ================  ===============  ===============  ================

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic                  $         0.02      $      0.01     $       0.04       $      0.01
                                                          ================  ===============  ===============  ================
      Net income per common share - diluted                $         0.02      $      0.01     $       0.04       $      0.01
                                                          ================  ===============  ===============  ================

     Weighted Common Shares Outstanding - basic                49,778,814       34,617,276       45,481,225        34,198,798
                                                          ================  ===============  ===============  ================
     Weighted Common Shares Outstanding - diluted              50,970,533       34,748,424       45,854,530        34,852,667
                                                          ================  ===============  ===============  ================





            See notes to unaudited consolidated financial statements
                                       -4-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                For the Nine Months
                                                                                                  Ended January 31,
                                                                                       ---------------------------------------
                                                                                               2006                2005
                                                                                       ------------------- -------------------
                                                                                            (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                           $    2,025,104        $    353,087
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                            159,952             168,895
       Stock-based consulting and fees                                                          316,312             250,000
       Minority interest                                                                        589,174             158,017
       Allowance for doubtful accounts                                                         (805,294)             (8,782)
    Changes in assets and liabilities:
       Accounts receivable                                                                      250,967             394,844
       Inventories                                                                              138,215           1,552,548
       Prepaid and other current assets                                                         211,287            (477,492)
       Due from related parties                                                                  67,190                   -
       Other assets                                                                                   -              12,077
       Accounts payable and accrued expenses                                                   (176,381)           (302,299)
       Income taxes payable                                                                    (523,906)            391,187
       Advances from customers                                                                   61,937            (239,816)
                                                                                     ------------------- -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     2,314,557           2,252,266
                                                                                     ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in due from related parties                                                              -            (639,667)
    Capital expenditures                                                                     (2,156,597)           (844,942)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                  (2,156,597)         (1,484,609)
                                                                                     ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                                -             120,000
    Proceeds from exercise of stock options and warrants                                      2,053,050                   -
    Payments on loans payable                                                                  (289,506)           (760,229)
                                                                                     ------------------- -------------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     1,763,544            (640,229)
                                                                                     ------------------- -------------------

EFFECT OF EXCHANGE RATE ON CASH                                                                  36,522                   -
                                                                                     ------------------- -------------------

NET INCREASE IN CASH                                                                          1,958,026             127,428

CASH  - beginning of year                                                                     1,674,298             543,078
                                                                                     ------------------- -------------------

CASH - end of period                                                                     $    3,632,324        $    670,506
                                                                                     =================== ===================

SUPPLEMENTAL DISCLOSUREOF CASH FLOW INFORMATION:
    Common stock issued for deferred compensation                                        $      532,833        $    150,000
                                                                                     =================== ===================
    Stock options granted for deferred compensation                                      $      106,546        $          -
                                                                                     =================== ===================
    Due from related party exchanged for property and equipment                          $      978,240        $          -
                                                                                     =================== ===================


            See notes to unaudited consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements
should be read in conjunction with the financial statements   ended
April 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 2006 are not necessarily indicative of the results for the full fiscal year ending April 30, 2006.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts and the useful life of property, plant and equipment.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income per share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The following table presents a reconciliation of basic and diluted earnings per share:

                                                        For the Three Months Ended            For the Nine Months
                                                               January 31,                      Ended January 31,
                                                            2006           2005               2006            2005
                                                       -----------------------------    ------------------------------
Net income                                              $    871,198    $   193,698        $ 2,025,104    $   353,087
Weighted average shares outstanding - basic               49,778,814     34,617,276         45,481,225     34,198,798
EPS - basic                                                    $0.02          $0.01              $0.04          $0.01
                                                       ============== ==============    =============== ==============

Net income                                              $    871,198    $   193,698        $ 2,025,104    $   353,087
                                                       ============== ==============    =============== ==============
Weighted average shares outstanding - basic               49,778,814     34,617,276         45,481,225     34,198,798
Effect of dilutive securities
   Unexercised warrants                                    1,199,719        131,148            373,305        653,869
                                                       -------------- --------------    --------------- --------------
Weighted average shares outstanding- diluted              50,970,533     34,748,424         45,854,530     34,852,667
                                                       ============== ==============    =============== ==============
EPS - diluted                                           $       0.02    $      0.01         $     0.04    $      0.01
                                                       ============== ==============    =============== ==============


Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances from customers

Advances from customers at January 31, 2006 of $74,457 consist of a prepayment to the Company for merchandise that had not yet shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)

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

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries, Qufu, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The cumulative translation adjustment and effect of exchange rate changes on cash at January 31, 2006 was approximately $37,000.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)


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

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

NOTE 2 - INVENTORIES

At January 31, 2006, inventories consisted of the following:

         Raw materials                                      $      1,426,339
         Finished goods                                            1,419,760
                                                              --------------
                                                                   2,846,099

         Less: reserve for obsolete inventories                      (63,020)
                                                               --------------
                                                            $      2,783,079
                                                               ==============

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

From time to time the Company advanced funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for the Company at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the Company building an additional manufacturing line. As of January 31, 2006, all funds advanced to Shandong Shengwang Pharmaceutical Corporation, Limited for the purchase of equipment and hiring of construction services on the Company's behalf were utilized and the Company took possession of the equipment and manufacturing facilities.

Consulting agreement

On June 11, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective May 1, 2005. In connection with this agreement, the Company shall issue 665,000 shares of the Company's common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. In November 2005, the Company issued 1,330,000 shares of common stock due under this consulting agreement. In January 2006, the Company issued the remaining 1,330,000 shares due under this contract and entered into a new consulting agreement with China Direct Investments, Inc. In connection with the issuance of 2,660,000 common shares under the original consulting agreement, the Company recorded stock-based consulting expense of $215,255 and deferred consulting expense of $203,933 to be amortized over the new contract term of 36-months based on the fair value of common shares issuable at the end of each month of the service period at shares prices ranging from $.11 to $.20 per share. Effective January 1, 2006, the Company entered into a three-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this new agreement, the Company issued 2,430,000 shares of common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.23 per share and recorded deferred consulting expense of $558,900 to be amortized over the service period. For the nine months ended January 31, 2006, amortization of deferred consulting expense amounted to $21,190.

NOTE 4 - STOCKHOLDERS EQUITY

Common Stock

During the three months ended January 31, 2006, the Company issued 12,675,000 shares of common stock in connection with the exercise of common stock warrants for proceeds of $1,916,550.

During the three months ended January 31, 2006, the Company issued 910,000 shares of common stock in connection with the exercise of common stock option for proceeds of $136,500.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS EQUITY (continued)

Common Stock (continued)

During the three months ended January 31, 2006, the Company issued 2,660,000 shares of common stock for services rendered (See Note 3). In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $235,059 and deferred consulting expense of $203,933 based on the fair value of common shares issued at the end of each month of the service period Additionally, effective January 1, 2006, the Company entered into a new three-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 2,430,000 shares of common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.23 per share and recorded deferred consulting expense of $558,900 to be amortized over the service period. For the nine months ended January 31, 2006, amortization of deferred consulting expense amounted to $21,190.

Common stock options

On November 4, 2005, the Company entered the consulting agreements with three consultants for general business development. The Company intends to sell its Stevia and Chinese herb products in the US and Canada. The Company granted the three consultants an aggregate of 910,000 options to purchase 910,000 shares of the Company's common stock at $0.15 per share for a period of five years. These options are included in the Company's 2005 equity compensation plan. The fair value of these option grants were estimated at $0.117 per option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 92 percent; risk-free interest rate of 3.75 percent and an expected holding period of five years. In connection with these options, the Company recorded deferred compensation of $106,546 to be amortized over the service period of one year. For the nine months ended January 31, 2006, amortization of deferred consulting expense amounted to $26,636.

A summary of the status of the Company's outstanding stock warrants granted as of January 31, 2006 and changes during the period is as follows:
                                                                     Weighted
                                                                      Average
                                                                      Exercise
                                                   Shares              Price
                                               -------------      --------------
           Outstanding at April 30, 2005               -                $     -
           Granted                               910,000                  0.150
           Exercised                            (910,000)                (0.150)
                                               -------------      --------------

           Outstanding at January 31, 2006              -               $    -
                                               ==============     ==============

          Weighted-average fair value of warrants
               granted during the period                                 $0.15

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)


NOTE 4 - STOCKHOLDERS EQUITY (continued)

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

A summary of the status of the Company's outstanding stock warrants granted as of January 31, 2006 and changes during the period is as follows:
                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                 Shares                Price
                                              --------------      --------------
           Outstanding at April 30, 2005       15,000,000      $          0.151
           Granted                                500,000                 0.150
           Exercised                          (12,675,000)               (0.151)
           Forfeited                                    -                     -
                                             --------------      ---------------

           Outstanding at January 31, 2006      2,825,000      $          0.154
                                             ==============     ================

           Warrants exercisable at end
           of period                            2,825,000       $        0.154
                                             ==============     ================

          Weighted-average fair value of warrants
               granted during the period                                 $0.15


The following information applies to all warrants outstanding at January 31, 2006:


                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    -------------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------          -----------    ------------     -----------    -------------- ----------
           $0.167                        600,000       0.71            $ 0.167             600,000      0.167
           $0.15                       2,225,000       4.42            $ 0.150           2,225,000      0.150




           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)

NOTE 5- SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended January 31, 2006 and 2005, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (stevioside). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the nine months ended January 31, 2006 and 2005 is as follows:




                                                            Nine Months Ended     Nine Months Ended
                                                            January 31, 2006       January 31, 2005
                                                          ---------------------- ---------------------
                                                               (Unaudited)           (Unaudited)

                                       Net revenues:
              Chinese Medicines and Animal Medicines             $    6,622,791      $      4,707,936
                      Natural Sweetener (stevioside)                  4,443,062             4,455,745
                                                          ---------------------- ---------------------

                            Consolidated Net Revenue                 11,065,853             9,163,681
                                                          ---------------------- ---------------------

               Cost of sales and operating expenses:
              Chinese Medicines and Animal Medicines                  5,153,654             3,990,724
                      Natural Sweetener (stevioside)                  3,452,736             3,798,005
                                               Other                    331,589               275,080
                                       Depreciation:
              Chinese Medicines and Animal Medicines                     47,986                50,669
                      Natural Sweetener (stevioside)                    111,966               118,226
                                   Interest expense:
              Chinese Medicines and Animal Medicines                     28,964                40,731
                      Natural Sweetener (stevioside)                      1,357                10,977
                                               Other                          -                 3,900
                                  Net income (loss):
              Chinese Medicines and Animal Medicines
                                                                      1,434,990               335,437
                      Natural Sweetener (stevioside)                    921,703               296,630
                                               Other
                                                                      (331,589)             (278,980)
                                                          ---------------------- ---------------------

                                         Net  Income             $    2,025,104      $        353,087
                                                          ====================== =====================

         Total Assets at  January 31, 2006 and 2005:
              Chinese Medicines and Animal Medicines             $    6,560,683      $      4,488,065
                      Natural Sweetener (stevioside)                  7,509,526             5,582,519
                                               Other                  1,123,969               121,000
                                                          ---------------------- ---------------------

                           Total Consolidated Assets             $   15,194,178      $     10,191,584
                                                          ====================== =====================

                                      -14-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)

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

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger international companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If international companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally, PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                JANUARY 31, 2006
                                   (UNAUDITED)


NOTE 6 - OPERATING RISK (continued)

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

NOTE 7 - SUBSEQUENT EVENTS

In February 2006, certain investors exercised their warrants to purchase 1,662,500 shares at an exercise price of $0.15 per share for proceeds of $249,375.

On February 7, 2006, the Board of Directors approved the acquisition 20% of Qufu Natural Green Engineering Company, Limited from Shandong Shengwang Pharmaceutical Group Corporation. Thus, Qufu Natural Green Engineering Company will become a wholly-owned subsidiary of the Company, effective on February 1, 2006. The Company will issue 5 million restricted shares for the acquisition of 20% of Qufu Natural Green Engineering Company on the basis of 20% of shareholder equity of Qufu Natural Green Engineering Company. Our president and Chairman, Laiwang Zhang is a control person of Shandong Shengwang Pharmaceutical Group Corporation.

On February 7, 2006, our Board of Directors authorized, approved and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

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

On February 7, 2006, the company formed a wholly owned subsidiary in Florida, Sunwin Stevia International Corp. The purpose of this subsidiary is to establish a distribution network for Stevioside manufactured by our company in North America.

On February 7, 2006, the company entered into a one-year consulting agreement with a consultant to establish a sales network in California for our Stevioside. Under the agreement, the company will pay this consultant $10,000 per month for 12 months.

On February 7, 2006, the company entered into a three-month consulting agreement with a consultant to formulate a comprehensive marketing plan to distribute Stevioside manufactured by our company in North America. It is expected that the marketing plan will encompass a multitude of topics including but not limited to marketing, brand identity, packaging, as well as a preliminary sales plan. Under the agreement, the company will pay the consultant $50,000 and grant the consultant 25,000 options per month to purchase our common stock at $0.50 per share.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the nine months ended January 31, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report of Form 10-KSB as filed with the Securities and Exchange Commission.

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

          We manufacture and sell stevioside, a 100% natural sweetener which is extracted from the leaves of the Stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family. We also purchase and resell finished stevioside product from third party manufacturers. Principal customers for this product are located in China and Japan where it is approved for use both as a food additive as well as a nutritional supplement. This product group represented approximately 46% of our total revenues for fiscal 2005 and 40% for the nine months ended January 31, 2006. China has grown into the world's largest exporter of stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three companies in China manufacturing stevioside.

           We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include both traditional Chinese medicine and Western medicine, feed additives, feeds and disinfectors.

           We are a leading advocator of preparing animal medicine from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. This product group represented approximately 28% of our total revenues for fiscal 2005 and 30% for the nine months ended January 31, 2006. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 26% of our total revenues for fiscal 2005 and 30% for the nine months ended January 31, 2006.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside to Western countries, the other two product groups operate in highly competitive environments. We estimate that there are more than 2,700 companies in China selling animal medicines and more than 200 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. Our sale of products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups is limited to a certain extent by economic conditions in the PRC. In addition, because we are dependent upon raw materials which are farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Our ability, however, to expand our revenues from the sale of stevioside is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In an effort to increase our competitive position within our market segment, we have built an additional stevioside manufacturing line in order to expand our stevioside production, upgraded our exiting manufacturing stevioside line, and relocated to a larger facility which became fully operational in November 2005 after experiencing delays associated with retooling, the installation of additional equipment, and final inspection delays. In addition, during fiscal year 2005 and the first two quarters of fiscal year 2006 we have been involved in reconstructing an additional veterinary production line into a new building which was put into full production in December 2005.

           Through January 31, 2006, we have advanced and invested an aggregate of approximately $680,000 to be used for leasehold improvements and equipment towards the additional veterinary medicine manufacturing line and $1,550,000 towards the stevioside facility.

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

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at January 31, 2006 was approximately $36,500. Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2006 AS COMPARED TO NINE MONTHS ENDED JANUARY 31, 2005

Revenues

For the nine months ended January 31, 2006, our revenues were $11,065,853 as compared to $9,163,681 for the nine months ended January 31, 2005, an increase of $1,902,172 or approximately 21%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of our traditional Chinese and animal medicine products of approximately $1,914,855 offset by a decrease in the sale of our natural sweetener, stevioside, of $12,683 as discussed below:

o The decrease in the sale of our natural sweetener, stevioside, was caused by the upgrade of our manufacturing equipment and relocation of our stevioside manufacturing facility, which has disrupted our revenue flows. We started to use this new manufacturing line in September 2005. However, due to delays associated with retooling, the installation of additional equipment and inspection delays, we became fully operational in November 2005. Our revenues decreased from $4,455,745 for the nine months ended January 31, 2005 to $4,443,062 for the nine months ended January 31, 2006, a less than 1% decrease. Until such time as the facility became fully operational, in the event we receive orders for Stevioside in excess of our manufacturing capacity, we purchased from other manufacturers and resold these goods to our customers to fill orders. We anticipate manufacturing 200 tons of stevioside and to resell 80 tons during fiscal year 2006. We believe that the market for stevioside remains strong as we see exports to Japan increasing.

o We experienced an increase in the revenues related to our traditional Chinese medicine products. Our revenues increased from $2,457,241 for the nine months ended January 31, 2005 to $3,348,114 for the nine months ended January 31, 2006, a 36.3% increase. Our gross profit rate has grown from 37.5% to 42% on this product due to the introduction of new products, and improved sales skills. Additionally, the Chinese central government issued a new rule for the Chinese Medicine industry stipulating that all manufactures should satisfy GMP standards in their production process by October 1, 2005. We believe that our facility is the first facility to complete this requirement in China which will help us maintain the reputation in this field and acquire bigger market share. Next year, we will be adding new products into the market and plan to start a new products series, natural dietary health food.

o Revenues from our veterinary medicine grew 45% this period to $3,274,677 for the nine months ended January 31, 2006 as compared to $2,250,695 for the nine months ended January 31, 2005. However, in past nine months, our gross profit margins were at 33.2%, a decrease of 1.2% from the previous comparable period due to increased raw material costs. We believe that we will achieve major growth in veterinary medicine. The veterinary industry is regulated by the Chinese Central Government which recently issued a new regulation stipulating that all veterinary manufacturers should conform to the GMP production process standard by October 1, 2005. Among over 2,700 manufacturers in China, we estimate that only approximately 800 could accomplish this requirement on time. A significant market vacancy will be left by the companies that do not conform and pass the standard. We expect to complete construction and finish the inspection process on time. We expect to have eight production lines. We expect to obtain a greater market share in the fiscal year of 2006.

Cost of Sales and Gross Profit

            For the nine months ended January 31, 2006, cost of sales amounted to $7,555,073 or 68.3% of net revenues as compared to cost of sales of $6,276,338 or 68.5% of net revenues for the nine months ended January 31, 2005, a percentage decrease of 0.2%. Gross profit for the nine months ended January 31, 2006 was $3,510,780 or 31.7% of revenues, as compared to $2,887,343, or
31.5% of revenues for the nine months ended January 31, 2005.

Operating Expenses

         For the nine months ended January 31, 2006, total operating expenses were $1,542,858 as compared to $1,956,366 for the nine months ended January 31, 2005, a decrease of $413,508 or 21%.

Included in this decrease were:

         * For the nine months ended January 31, 2006, we recorded income from the recovery of bad debt of $867,323 due to the collection of accounts receivable previously written off.

           * For the nine months ended January 31, 2005, we recorded consulting and stock-based consulting expense of $220,000 as compared to $278,517 for the nine months ended January 31, 2006, a decrease of $58,517 or 26%. This amount represented the value of shares of our common stock we issued or are issuable as compensation for consulting services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2006, we cannot predict the amount of expense which will be attributable to such agreements. In July 2005, we entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective May 1, 2005. In connection with this agreement, we were to issue 665,000 shares of our common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000. In November 2005, we issued 1,330,000 shares of common stock due under this consulting agreement. In January 2006, we issued the remaining 1,330,000 shares due under this contract and entered into a new consulting agreement with China Direct Investments, Inc. In connection with the issuance of 2,660,000 common shares under the original consulting agreement, the Company recorded stock-based consulting expense of $235,058 and deferred consulting expense of $203,933 to be amortized over the new contract term of 36-months. Effective January 1, 2006, we entered into a three-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this new agreement, we issued 2,430,000 shares of common stock. We valued these services using the fair value of common shares on grant date at approximately $.23 per share and recorded deferred consulting expense of $558,900 to be amortized over the service period. For the nine months ended January 31, 2006, amortization of deferred consulting expense amounted to $21,190. The issuance of these shares will continue to increase stock-based consulting fees;

           * For the nine months ended January 31, 2006, selling expenses amounted to $1,371,548 as compared to $987,267 for the nine months ended January 31, 2005, an increase of $384,281 or 39%. For the nine months ended January 31, 2006, we experienced an increase in commission expenses of approximately $173,600, increased travel and entertainment costs of approximately $102,700, an increase in shipping and freight of approximately $62,200, and other net increases in selling expenses of $45,800 related to increased selling activities.

         * For the nine months ended January 31, 2006, general and administrative expenses were $760,116 as compared to $749,099 for the nine months ended January 31, 2005, an increase of $11,017 or 1.5%. The increase is primarily attributable to a decrease of approximately $161,000 in business development expenses incurred during the nine months ended January 31, 2005. This decrease was offset by an increase in travel and entertainment of approximately $113,300 and increases in general operating expenses such as management fees paid to a related party of $27,000 and office expenses associated with increased operations.

           For the nine months ended January 31, 2006, other income amounted to $152,771 as compared to other income of $24,881 for the nine months ended January 31, 2005. Other income for the nine months ended January 31, 2006 and 2005 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

            For the nine months ended January 31, 2006, interest expense was $30,321 as compared to $55,608 for the nine months ended January 31, 2005, a decrease of $25,287 or 45%. Interest expense for the nine months ended January 31, 2006 and 2005 was associated with our borrowings.

            For the nine months ended January 31, 2006, we recorded a benefit from income taxes of $523,906 as compared to a provision for income taxes of $(389,146) for the nine months ended January 31, 2005. In the current period, we received a waiver of income taxes from the local Chinese government, waiving income tax due through January December 2005. We do not expect to pay income taxes for fiscal 2006 and expect to receive an additional waiver for taxes through April 2006.

         Our income before minority interest increased by $2,103,174 or 412% to $2,614,278 for the nine months ended January 31, 2006 as compared to $511,104 for the nine months ended January 31, 2005 primarily as a result of an increase in other income of $127,890, an increase in benefit from income axes of $913,052, and an increase in income of $867,323 from the recovery of bad debt previously written off.

            For the nine months ended January 31, 2006, we reported a minority interest in income of subsidiary (Qufu) of $589,174 as compared to $158,017 for the nine months ended January 31, 2005. The minority interest in income of subsidiary is attributable to Qufu, which we allocate to the minority stockholders, had the effect of reducing our net income.

            As a result of these factors, we reported net income of $2,025,104 or $.04 per share for the nine months ended January 31, 2006 as compared to net income of $353,087 or $.01 per share for the nine months ended January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

            At January 31, 2006, we had working capital of $7,225,260 and cash
and cash equivalents of $3,632,324.    At January 31, 2006, our cash position
by geographic area is as follows:

           United States           $1,123,969
           China                    2,508,355
                                --------------
           Total                   $3,632,324
                                ==============


          The Company presently has no need for other alternative sources of working capital and at this time, has no commitments, or plans to obtain additional capital. If in the future, the Company seeks to raise additional capital through the sale of equity securities, no assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to the Company. Further, there can be no assurances that even if such additional capital is obtained, the Company will sustain profitability or positive cash flow.

            During fiscal 2005, we raised cash proceeds of $902,565 from the sale of our common stock. Additionally, during fiscal 2005, we reduced our balance that we advanced to customers by $1,018,862. During the nine months ended January 31, 2006, we received proceeds of $2,053,050 from the exercise of warrants.

         At January 31, 2006, we had approximately $316,000 in short term loans payable maturing at or prior to February 2007. If we fail to obtain debt or equity financing to meet these obligations or fail to obtain extensions of the maturity dates of these debt obligations, our overall liquidity and capital resources will be adversely affected as a result of our efforts to satisfy these obligations.

         Net cash provided by operating activities increased from $2,252,266 for the nine months ended January 31, 2005 to $2,314,557 for the nine months ended January 31, 2006. This increase is primarily attributable to:

       * an increase of $1,672,017 in our net income,

       * a decrease of $8,943 in depreciation and amortization as a result of the fact that certain property, plant and equipment was fully depreciated in the prior period.

       * an increase of $66,312 in stock based compensation which reflects the increase in the payment of non-cash compensation to consultants during the 2006 period. We paid stock based compensation to consultants for business development services, management services, and investor relations services. We expect to issue additional common shares for consulting services in the future.

       * an increase of $431,157 in minority interest which represents that portion of our net income which is attributable to the 20% of Qufu we do not own,

       * a decrease of $796,512 in allowance for doubtful accounts which represents a decrease in our allowance for bad debt based on an analysis of our receivable balances and the collection of previously written-off accounts receivable,

       * a decrease of $143,877 in accounts receivable as a result of collecting our receivables in a more timely manner and the application of advanced from customer to our accounts receivable balances,

       * a decrease of $1,414,333 in inventory as a result of slow down of inventory production as we update our facilities. We expect our inventory levels to rise as we increase our stevioside production,

       * a decrease of $688,779 in prepaid and other current assets, as a result of the receipt of inventory from advances previously made to suppliers of stevioside in preparation of our new stevioside production line,

          * a decrease of $67,190 in due from related parties as a result of the receipt of inventory from advances previously made to related parties,

       * a decrease of $125,918 in accounts payable and accrued expenses as a result of the repayment of balances due from our cash provided by operations,

       * a decrease of $915,093 in income tax payable as a result of the receipt of a tax waiver in the current period,

       * an increase of $301,753 in advances from customers which includes an increase in prepayments from our stevioside customers due to an increase in production and shipments as we added and upgraded manufacturing lines. We expect advances from customers to increase to approximately $1,000,000 as stevioside production increases.

       Net cash used in investing activities increased to $2,156,597 for the nine months ended January 31, 2006 as compared to $1,484,609 for the nine months ended January 31, 2005. This change is primarily the result of an increase in capital expenditures for the acquisition of manufacturing equipment during the nine months ended January 31, 2006 of $2,156,597 as compared to $844,942 in the prior period. Additionally, for the nine months ended January 31, 2005, we advanced $639,667 to related parties which is discussed elsewhere in this section,

         Net cash provided by financing activities was $1,763,544 for the nine months ended January 31, 2006 as compared to cash used in financing activities of $(640,229) for the nine months ended January 31, 2005. For the nine months ended January 31, 2006, we received proceeds from the exercise of stock options and warrants of $2,053,050 as compared to $120,000 received from the sale of common stock for the nine months ended January 31, 2005. Additionally, this change is attributable to a reduction in payments on loans payable during the nine months ended January 31, 2006 based on the terms of such agreements. For the nine months ended January 31, 2006, we repaid loans of $289,506 to various banks and individuals. For the nine months ended January 31, 2005, we repaid loans of $760,229.

        Previously we disclosed that management wished to update the status of Qufu from a stock company to a joint venture which management believed will provide Qufu with certain advantages in its business and operations as joint ventures are generally perceived to be more financially stable enterprises. We have completed this process of capital registration and expect to receive the operating license in March or April 2006 from the agency of the local government.

        We currently have no material commitments for capital expenditures.

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

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

On February 7, 2006, the Board of Directors approved the acquisition 20% of Qufu Natural Green Engineering Company, Limited from Shandong Shengwang Pharmaceutical Group Corporation. Thus, Qufu Natural Green Engineering Company will become a wholly-owned subsidiary of the Company, effective on February 1, 2006. The Company will issue 5 million restricted shares for the acquisition of 20% of Qufu Natural Green Engineering Company on the basis of 20% of shareholder equity of Qufu Natural Green Engineering Company. Our president and Chairman, Laiwang Zhang is a control person of Shandong Shengwang Pharmaceutical Group Corporation.

On February 7, 2006, our Board of Directors authorized, approved and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

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



Item 6.  Exhibits

Exhibit
Number           Description
-----------      ----------------
10.13            Consulting & Management Agreement

10.14            Consulting & Management Agreement

10.15            Sunwin Internatopnal Neutraceuticals, Inc 2006 Equity
                 Compensation Plan

10.16

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

                                SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                           By: /s/ Dongdong Lin
                           ----------------------
                                   Dongdong Lin,
Dated: March 15, 2006              CEO, Principal Executive Officer