Form 10KSB
period 2006-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2006-08-09
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended April 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from         to
                                                        -------    --

                                               Commission File Number 033-10456


                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
                 (Name of small business issuer in its charter)


                   Nevada                              56-2416925
             --------------------               ---------------------------
        (State or other jurisdiction           (IRS Employer Identification No.)
      of incorporation or organization)


     6 Youpeng Road, Qufu, Shandong, China                            273100
     --------------------------------------                   -----------------
    (Address of principal executive offices)                         (Zip Code)


Issuer's telephone number       (86)537-4424999
                                ------------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class             Name of each exchange on which registered

      None                                          Not Applicable
 --------------------------            --------------------------------------
  (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                                     None
                                (Title of class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal period. $15,490,013 for the fiscal year ended April 30, 2006.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Sunwin's common stock on August 8, 2006 is approximately $$50,288,409

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of July 6, 2006, 73,942,276 shares of common stock are issued and outstanding.

         When used in this report, the terms "Sunwin," the "Company," "we," and "us" refers to Sunwin International Neutraceuticals, Inc. an Nevada corporation, and our wholly owned subsidiaries, Sunwin Tech Group, Inc., a Florida corporation, Sunwin Stevia International Corp., a Florida corporation, Sunwin California, Inc., a California corporation and Sunwin (Canada) Pharmaceutical LTD, a Canadian corporation, as well as Sunwin Tech Group, Inc.'s wholly owned subsidiary Qufu Natural Green Engineering Company, Limited ("Qufu"), and Qufu's three wholly owned subsidiaries, Shengya Veterinary Medicine Co., Ltd
(formerly known as Shangong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory.

         All per share information contained in this annual report gives pro forma effect to the six for one forward stock split of our common stock effective July 27, 2004.

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

                                     PART I

ITEM 1.               DESCRIPTION OF BUSINESS

         We sell stevioside, a natural sweetener, veterinary products and herbs used in traditional Chinese medicine. All of our operations are located in the People's Republic of China (PRC). As an industry leader in agricultural processing, we have built an integrated firm with the sourcing and production capabilities to meet the needs of our customers. The Sunwin family works closely with consumers to provide a quality, value, and a hybrid mix of agricultural products and services that meet growing demand.

         Our operations are organized into two operating segments related to our product lines:

         *       Stevioside - a natural sweetener, and

         * Veterinary medicines and Traditional Chinese medicine formula extracts.

         The products manufactured and sold by these operating groups are as follows.

Stevioside - a natural sweetener

         We manufacture and sell stevioside, a 100% natural sweetener which is extracted from the leaves of the Stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family. We also purchase and resell finished stevioside product from third party manufacturers. For the fiscal years ended April 30, 2006 and 2005 revenues from this segment represented approximately 47% of our total net revenues.

         We believe we are one of the leading manufacturers of stevioside in the PRC. We have been engaged in the continuous production of stevioside since 1998. Our present capacity is approximately 300 tons annually, following the completion of an expansion of our manufacturing facilities in December 2005 which included the upgrade of our stevioside facilities in accordance with recently implemented good manufacturing practice ("GMP") standards. According to the China Stevioside Sugar Association, in 2004, worldwide demand for stevioside exceeded 1,200 tons and China supplied more than 1,000 tons, accounting for 80% of worldwide consumption of stevioside.

         We are a perennial member of China Stevioside Sugar Association which was established in November 1988. The association seeks to contribute its efforts, and the strength of its members to harmonize the relationships among other participants of this industry, to promote the technology innovation, to supervise the quality control, to set self-discipline market prices, to assist the association to set long-term goals, industrial policy and technical standard, and to collect information on the domestic and foreign stevioside industry and supply the information to its members.

         The leaves of the Stevia rebaudiana plant have been used for centuries to sweeten bitter beverages and to make tea in the plant's native Paraguay. In 1931 French chemists extracted the compounds which give stevia its sweet taste. According to several sources these extracts, called steviosides, were found to be 250 to 300 times sweeter than sucrose (ordinary table sugar). (1)(2)

         Stevia is grown commercially in Brazil, Paraguay, Uruguay, Central America, Israel, Thailand and China. The Stevia rebaudiana plant was first introduced to China in 1977 and wide harvesting of stevia started in the mid-1980's. Stevia is grown commercially in Brazil, Paraguay, Uruguay, Central America, Israel, Thailand and China. The Stevia rebaudiana plant was first introduced to China in 1977 and country wide harvesting of stevia started in the mid-1980's. There are two major species of stevia grown in China; one which was cultured by Chinese researchers and the other was introduced from Japan. According to the China Stevioside Sugar Association as of 2004, China has grown into the world's largest exporting country of stevioside, with a volume exceeding 80% of the overall amount of stevioside used in the world. Most stevioside is exported by Chinese manufacturers to Asia, primarily to Japan and South Korea. At present, some Asian countries and areas like Japan, Korea, the Mainland and Taiwan, and a few South American countries allowed the use of stevioside as a sweetener in food. In these places, stevioside may be used in a wide variety of products, including soft drinks, tabletop sweeteners, confectioneries, fruit products, medicines, and processed foods. (3)

         We believe that the worldwide demand for healthy sugar is rising, and we estimate that the demand for stevioside in recent years is increasing at a rate of 15% to 20% every year. According to the China Stevioside Sugar Association, in 2004, worldwide demand for stevioside exceeded 1,200 tons and China supplied more than 1,000 tons, accounting for 80% of worldwide consumption of stevioside. For the fiscal years ended April 30, 2006 and 2005, our stevioside production reached approximately 107 tons and approximately 150 tons, respectively.

         From June 2004 to September 2005 we implemented a significant renovation project. The project entailed upgrading our facilities to comply with heightened standards implemented by the central government. The heightened standards mandated the manufacturing facilities to adopt GMP standards and receive approval from the central government upon inspection. In December 2005 we received approval as a GMP facility. During the implementation of the upgrade, we moved our stevioside production line to a new location, which interrupted our manufacturing capacity, resulted in decreased output during this period. Following the completion of this new manufacturing facility we now have an aggregate production capacity of 300 tons of stevioside per year. The main facilities are comprised of extraction technology and spray towers for high temperature drying. During the first year of operations under the new facility, we anticipate manufacturing no more than 200 tons of stevia and purchasing and reselling from other manufactures any amounts we require in excess thereof to meet customer demand.

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

         While stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives (GB2760), the number of countries in the world which permit the use of stevioside as a food additive is limited. As of the date of this annual report, Japan, Korea, China, Taiwan, Indonesia, Israel, Germany, Brazil and Paraguay permit the use of stevioside as a sweetener and food additive. In these countries stevioside may be used in a wide variety of products including soft drinks, Japanese-style processed vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products. The countries, however, which do not permit the use of stevioside as a food additive, include most Western nations.(4)

         While stevioside may be used as a dietary supplement in the U.S. since the mid-1980's the United States Food and Drug Administration (FDA) has labeled stevia as an "unsafe food additive." The FDA's position is that available toxicological information on stevia is inadequate to demonstrate its safety as a food additive or to affirm its status as generally recognized as safe. When sold as a dietary supplement, dietary ingredients, including stevia, are not subject to the food additive regulations of the FDA.

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

         In response to the request by the European Commission for more research on the safety of stevioside, in 2003, Professors Jan Geuns of the Laboratory for Functional Biology and Johan Buyse of the Laboratory of Physiology and Immunology of Domestic Animals of the Katholieke Universiteit Leuven in Belgium set up the European Stevia Research Centre at K.U. Leuven in order to coordinate research on stevia and stevioside. One of the centre's goals is to develop a European quality label for stevioside which would hopefully lead to the eventual lifting of the European ban on stevioside. The European Stevia Research Centre held the first international symposium on the safety of stevioside in April 2004. Foreign specialists and K.U. Leuven scientists were invited to give an overview of the recent stevioside research. The proceeding of the symposium reached the general conclusion that the use of stevioside as a sweetener is safe. It is presently unknown, however, if or when the European Union will alter its initial findings and determine that the use of stevioside as a food additive is safe for humans. As of 2004, U.S., the European Union (EU) and Australia, where stevioside is permitted only as a dietary supplement, remain largely inaccessible to producers of stevia-based sweeteners.

Our customers

         We sell stevioside on a wholesale basis to customers primarily located in China and Japan. Our target market for customers of our stevioside product is domestic food manufacturers and larger foreign trade companies which export the products from the PRC to Japan, Korea and Southeast Asia. For the fiscal year ended April 30, 2006 revenues from two of customers in this segment represented approximately 12.5% and approximately 10.3% of our total net revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement with payment in full on the order due prior to shipment. We do not provide any discounts to customers on Stevia sales.

Raw materials

         The Shandong Province is a primary harvesting base of stevia leaves as well as the main production of stevioside in China. To ensure the supply of raw material, we primarily acquire raw materials through harvesting contracts with local farmers and purchases from local farmers. Approximately 30% of our supply of stevia comes from harvesting contracts with several large plantations in China covering approximately 277 acres used to grow stevioside rebaudiana. In 2006 we advanced funds in the amount of $80,224 to these plantations for harvesting contracts. Advances to vendors for the period ending April 30, 2005 was $4,924; an increase of $75,300. Under the terms of these contracts we generally pay the farmer 30% of the contract price at the time the seed is planted, generally in March of each year, and the remaining 70% upon delivery of the leaves. As well, we will secure raw materials from local farmer markets. In this instance we pay for leaves purchased at the time of purchase. In order to improve quality of the stevia and management to avoid degeneration, our company has set up a fine breed base so that we can enhance the control and correspond the prices of stevia raw material, seed and stevioside production.

         Based upon our historical experience, the average price of dry leaves of stevia generally ranged from 5,500 Renminbi to 6,000 Renminbi per ton, or approximately $695 per ton, and the price of stevioside was approximately 200,000 Renminbi per ton, or approximately $24,160 per ton. In the later half of 2003, the raw material market in China was adversely affected by weather conditions. The South China harvesting bases were adversely affected as a result of a drought in the Jiangxi Province and excessive rains in the Henan, Jiangsu and Anhui Provinces. Certain agriculture policies enacted in North China had the effect of limiting the farmer's initiative to plant crops, including stevia. As a result, since September 2003, declining supply of raw materials has resulted in a steady increase in the market price of dry leaves and finished product and the cost of stevioside has increased. Currently the price of stevia leaves is approximately 15,000 Renminbi per ton, or approximately $1,812 per ton, and the price of stevioside ranges from approximately 270,000 Renminbi to approximately 280,000 Renminbi per ton, or approximately $35,000 to approximately $33,750 per ton. As a result of the harvesting contracts we have entered into with local farmers and our inventory of dry leaves at the time of the price increases, we have been able to ensure our supply of stevia leaves at reasonable prices.

         Stevioside products are graded by the quality and the prices vary depending on the grade of quality. Each grade has a national reference price which is fixed upon the national average cost of goods sold for a certain period. Taking into account slight cost differences associated with production, process for similar grades may float within a 3% to 5% range. As a representative of the whole industry and a member of National Price Corresponding Team, our company also participates in establishing the national unitive reference price of the stevia seeds, dry leaves and stevioside.

Manufacturing, extraction and packaging; and resale distribution

         We use the traditional extraction technology of a natural "aqueous extraction" process which involves the use of purified water extraction and air dehydration to produce our stevioside. This all natural method results in a pure white stevia crystal, with no brownish coloring. We set our production schedules based on the market demand and our capability. In 2001, we increased our annual productivity of stevioside from 100 tons to 200 tons by utilizing an advanced technology alteration that improves the purity and production of the stevioside. In September 2005, we acquired new technology which enhances the extraction process enabling us to increase the purity of our stevioside which results in a more flavorful product. We are cooperating with the China Agriculture Institute and other national research facilities to increase the output of stevioside by improving the manufacturing protocol and developing new products.

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

         We generally maintain an inventory of approximately 200 tons of stevia leaves, which equals approximately one year of finished product, to maintain a regular production schedule. We generally maintain an inventory of finished product equal to approximately one month's average sales.

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

         During the fiscal year ended April 30, 2006, approximately 51% of our total net revenues from this segment were generated from reselling approximately 123 tons of stevioside purchased from third party manufacturers, of which four primary manufacturers supplied us with approximately 93 tons. The resale of the 93 tons purchased from four primary manufacturers accounted for approximately 38% of our total net revenues from this segment. During the fiscal year ended April 30, 2005, approximately 52% of our total net revenues from this segment were generated from reselling approximately 96 tons of stevioside purchased from third party manufacturers, of which our four primary manufacturers supplied us with substantially all of our resold stevioside.

Recent Developments

         In order to facilitate our expansion efforts into new markets, in January 2006 we entered into a 12 month agreement with Mr. Patrick Mak to provide us with services related to the distribution of stevioside in California. Specifically Mr. Mak will seek to distribute our brand of stevia within the Chinese community in California. Mr. Mak has extensive experience operating with the Chinese community in California, primarily San Francisco. Mr. Mak will market the product to local Chinese food markets within the Asian community. Under the terms of this 12 month agreement we will pay $120,000 to Mr. Mak.

         In addition, in February 2006 we hired Mr. Steven Silbert and his firm, Pacific Rim Partners, Inc., to serve as Vice President of our Sunwin Stevia International Corporation division. He is charged with providing us a comprehensive marketing plan, creating a branding campaign and leading our efforts to secure distribution of stevioside in the U.S. As compensation for his services, we agreed to pay him $50,000 in cash, with performance payments due upon the meeting of certain milestones, and we granted him options to purchase up to 75,000 shares of our common stock, exercisable at $0.50 per share, which vest upon meeting certain milestones. We have the right to terminate the agreement upon notice to him, provided, however, that if he should have successfully completed the first two phases of the performance criteria set forth in the agreement and subsequently through his efforts we generate income from accounts that purchased products from us, we are required to pay him 2% of the gross sales from those accounts for a period of five years.

         Pacific Rim Partners, Inc. is responsible for the mainstream distribution of our brand of Stevia within North America. Our objective is to compete within the mainstream alternative sweetener market. This project entails developing a brand of Stevia acceptable in taste to the mainstream consumer, and conducting various taste tests to gauge the response to the brand of Stevia. Thereafter a comprehensive marketing campaign must be devised for the purpose of developing brand awareness. This will include, all forms of media; print, television, radio, and online. Furthermore, Pacific Rim Partners, Inc. will seek to establish relationships with specialty food brokers to distribute the product within North America. Our goal is to place our product on shelves of national grocers competing within the alternative sweetener market. Furthermore this project will entail sourcing relationships for blending, packaging, storage, and shipment of our product. We are also developing a website for direct sales.

         Presently we have adopted the name of Only Sweet as a product name and the tag line of "Make Life Sweeter". This name and tag line have been submitted for trademark with the U.S. Patent and Trademark Office.

         We have established Sunwin Pharmaceuticals (Canada), Inc. to explore the possibility of distributing our stevia into Canada. Presently we have not begun to work on this project.

Veterinary medicines and Traditional Chinese Medicine formula extracts

         We also manufacture and sell a comprehensive group of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. For each of the fiscal years ended April 30, 2006 and 2005 this segment represented approximately 53% of our total net revenues.

         Veterinary medicines

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

         We also manufacture and sell animal feed additives. Historically, antibiotics were added to animal feed in an effort to produce healthier animals. However, scientists now believe that this practice can produce some unforeseen and unwanted effects. Some studies indicate that the antibiotics and chemical compound medicines that are contained in feeds will accumulate in the animal body, and can possibly cause harm to human beings. Penicillin, streptomycin and sulfanilamide medicines often emit allergic and abnormal reactions; aureomycin can lead to allergic reactions; chloromycetin can arouse anti-regenerating anemia, hemoblast reducing, and liver damnification; olaquindox can cause abnormal gene development; and furazolidone can create cancerous cells in animal organisms.

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

         We manufacture and sell a polysaccharid and flavonoid extraction compound feed additive that is all natural with little or no side effects which can be substituted for antibiotics and chemical compounds often found in animal feeds. We believe our product provides a number of benefits, including:

         o   Producing safe and healthy animal foods,
         o Reducing fat and cholesterol contents, improving the quality of animal feeds, and in turn improving the taste of livestock and birds,
         o Reducing toxicity associated with antibiotic and chemical compounds which reduce the levels of medicines which are present in animal feeds,
         o   Improving growth of the livestock,
         o Improving the disease-resistance of the animal. The product can regulate the intestines which in turn prevent or aids in the resistance to diseases. Specifically, the plant Oligosaccharide which is contained in our product can greatly promote the multiplication of the lactobacilli and bifidus and adjust the PH parameter in intestines. Alkaloid, which is also present in the product, can restrain the growth of the pathogeny in intestines in an effort to prevent the occurrence of intestinal deceases and
         o Reduced labor cost. The product contains plant active substances such as flavonoid, and multi-hydroxybenzene. The additives serve a binary purpose; restraining the growth of mildew thereby improving the taste of the animal feed and increasing appetite. By increasing the animal's appetite, the animal feeds in less time thereby reducing labor costs.

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

         China began to expand the use of the ClO2 disinfector at the beginning of the 1990s. In 1992, it was listed in health standard by the China National Food Additive Standard Committee. On February 19, 2004, we attended the bird flu convention conference organized by the Ministry of Agriculture in Beijing. The Ministry of Agriculture sanctioned our new ClO2 disinfector as a Ministry recommended product for the prevention of the spread of bird flu virus.

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

         From June 2004 to September 2005 we implemented a significant renovation project. The project entailed upgrading our facilities to comply with heightened standards implemented by the central government. The heightened standards mandated the manufacturing facilities to adopt GMP standards and receive approval from the central government upon inspection. In December 2005 we received approval as a GMP facility.

         During fiscal 2006 we also launched five additional veterinary medicine products; Amoxicillin, Cephalosporium, Ampicillin, sodium oxacillin, and penbritin. These five new products are employed as an antiviral agent, to combat fever and treat respiratory tract infections, and accounted for approximately 1.7% of revenues from this product group.

Our customers

         We sell our veterinary medicine products on a wholesale and retail to livestock and poultry farmers, retail veterinary product outlets and large scale cultivating businesses. Our principal customers include Chengde Chengxing Animal Hospital, Ha'erbin Donghui Veterinary Products Store, Xiantan Golddragon Veterinary Co. Ltd., Gao'an Aquatic Bureau, Shandong Veterinary Supervision Office and Hebei Veterinary Station. No customer accounts for more than 10% of our net revenues in this product category. We do not have contracts with our customers and sales are made under a purchase order arrangement. General payment terms for our veterinary medicine products range from prepaid prior to shipment to net 60. We will provide certain discounts to our veterinary medicine customers in the event a customer pays us full payment 60 days in advance. The discount ranges from 2% to 3% and is only applicable to items not currently in inventory. In the fiscal years of 2006 and 2005, such discounts that we gave were minimal. The accounts receivable generated by our veterinary medicine product group represents approximately 49% and approximately 50% of our total accounts receivable at April 30, 2006 and April 30, 2005, respectively.

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

         Traditional Chinese medicine formula extracts

         Traditional Chinese medicine is based on a "five element theory" and those elements are wood, earth, metal, fire, and water. Our bodies have two energy channels (meridians) representing organ systems in each of those five elements of nature. Optimally, these all work in balance and in synchronized harmony. In the process of defending against diseases for thousands of years, Chinese herbal medicine has been developed and systemized based upon theoretical principles as a means of both the prevention and treatment of illness and disease. A complex system of diagnostic methods takes into consideration the person as a whole, not just isolated symptom. A "pattern of disharmony" is discovered and treated accordingly. The aim is not necessarily to eliminate or alleviate symptoms, the objective is to increase both the ability to function and the quality of life. The restoration of harmony is integral to Chinese herbal medicine. After a diagnosis is made, herbs are selected and combined, or a well-known traditional formula is prescribed and the formula is adjusted to fit the patient's symptoms and diagnosis.

         Modern medical science is experiencing a change from biological research to biological-psychological-social research with traditional medical science playing a more important role than ever. Many modern chemical medicines contain high toxicities and present numerous side-effects. Purely chemical medicines are difficult, time consuming and expensive to develop. We believe that natural Chinese traditional medicines represent advantages over a variety of chemical medicines and that the process of combining herbal extraction and chemical medicines is becoming a popular alternative, following the current trends of "natural" and "green" products in a variety of industries.

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

     o  Veterinary medicine products

         o Epimedium powder which is used to tonify the kidney, invigorate yang; strengthen muscles and bones and as anantiheumaitc,
         o mixed powder which is used to prevent and cure chronic respiratory failure caused by septicemia and infective bronchitis,
         o Sihuang mixed powder which is used to cure colibacillois and hypercathasis of poultry, and
         o mixed powder used to cure seasonal febrile diseases of poultry and bursa of fabricius and epiornitic bursitis.

      o Medium products for human medicine

         o Astragalus root extracted powder which is used to replenish qi and keep yang-qi ascending, to consolidate superficial resistance to cause diuresis and to promote pus discharge and tissue regeneration,
         o Scutellaria root extracted powder which is used to remove heat, dampness and toxic substances, to purge intense heat and to prevent miscarriage,
         o Honeysuckle flower extracted powder which is used to remove heat and toxic substance and to dispel wind-heat,
         o Liquorice extracted powder which is used to tonify the middle-jiao and replenish qi to remove heat and toxic substance, to moisturize the lung and arrest cough, and to relieve spasm and pain, and
         o Hawthorn fruit extracted powder which is used to remove food stagnancy and blood stasis.

Our customers

         We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and large animal pharmaceutical manufacturers. Our primary customers include Zhucheng Xinde Foreign Trade Co., Ltd., Shangdong Liuhe Feed Co., Ltd., Najing Traditional Chinese Medicine University, Taiyuan Hengfengqiang Bio-Tech Development Co., Ltd., Beijing Xiangshang Veterinary Factory and Hefei Huarui Co., Ltd. For the fiscal years ended April 30, 2006 we did not have any customers in this product group which represented more than 10% of our total net revenues, however, and in fiscal 2005 one of our customers in this product group accounted for approximately 10% of our total net revenues. We do not have contracts with our customers and sales are made under a purchase order arrangement. We generally require 10% to 30% deposit at the time when the order is submitted, and offer payment terms of between six months to one year for the balance of the order.

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

         Currently, most raw material purchases are from the country's well-known herbal harvesting bases in the Shangluo Area of Shanxi Province which is located in Qinlin Area and nicknamed the Chinese Traditional Medicine Treasury, as well as the Haozhou Area of Anhui Province and the Anguo Area of Hebei Province, which are the two largest herbal markets of China. We purchase raw materials from a number of suppliers to ensure favorable pricing, steady supplies as well as quality materials.

Formulation, Manufacturing and packaging

         We manufacture approximately 120 extracts used in traditional Chinese medicine. The production time is generally seven days. These formulas are either commonly used formulas published in the National Medicine Dictionary or utilizing the Shandong Province industry standards, as well as formulas which may have been developed by university research scientists or internally developed by our research and development personnel. Formulas developed by our company must first be approved by the Shandong Bureau of Quality and Technical Supervision prior to use in our products.

         The raw materials are subjected to a combined process involving a solid/liquid extraction step, followed by a liquid/liquid-purifying step to obtain the purified extract. Once the purification process has been completed, the extract is concentrated and re-filtered at which time it is ready for packaging and shipment to our customers. The extracts are bulk packaged in 25 kilogram barrels. We utilize just in time manufacturing for our traditional Chinese medicine extracts and do not maintain an inventory of finished products.

Recent Developments

                  In June 2006 we entered into an oral agreement with Shandong Yulong Group Company, Limited, an unaffiliated third party, to acquire 100% of the ownership of Qufu Pharmaceuticals Factory, a manufacturer of herb-based medicines. The final terms of the proposed acquisition will be determined upon the audit of Qufu Pharmaceuticals Factory. The purchase price will be based on the net tangible assets of Qufu Pharmaceuticals Factory and we do not estimate that the purchase price should not be more than the total net tangible assets of Qufu Pharmaceuticals Factory for the most recent fiscal period. As consideration in the transaction we will issue shares of our common stock to acquire Qufu Pharmaceuticals Factory.

         Qufu Pharmaceuticals Factory ("Qufu Pharmaceutical") was established in January 1995 in the Shandong Province of China. The Company is located in the western section of the Shanjia Village within Qufu City of the Shandong Province. Its registered capital is $423,750 (approximately RMB 3.39 million).

         Qufu Pharmaceuticals Factory manufactures and distributes various medicinal products in China. The medicines are derived from chemical compounds as opposed to herbal based remedies. The primary product is Metformin Hydrochloride, a treatment for type II diabetes. Metformin Hydrochloride has been approved by the Chinese central government as a treatment for type II diabetes in China. The product received permit # H32021625 issued by the China Pharmaceutical Association.

New Product Development

         We engage in new product development both through our internal research facilities and in partnership with a number of research facilities in the PRC including:

      o Shandong Medical University where we are engaged in a project in the joint development of molecular absorption purified rutoside,
      o Kelong Bio-Tech Co., Ltd. Biology and Physics Research Center of Chinese Academy of Science where the project is the joint development of soy bean oligosaccharide, and
      o Tianfulai Bio-Tech Technology Co. Ltd. (Beijing) where the project is the joint development of traditional Chinese medicine polysaccharide anthone extracted powder for forage.

         We also utilize the research facilities of Beijing Medical University, China Agriculture University and Taiwan Renshan Bio-Tech Co. We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. For the fiscal years ended April 30, 2006 and 2005 we spent approximately $115,000 and approximately $171,000, respectively, on research and development.

         Our research findings which were developed jointly with Kelong Bio-Tech Co. Ltd., Biology and Physics Research Center of the Chinese Academy of Science and other findings in Chinese traditional medicine have been industrialized one by one. Since 2000 we have successfully developed more than 40 veterinary medicines used to treat infectious bursa of fabricius of poultry, and as aids in the prevention of the spread of specific strands of the bird flu virus and infection of digestive canal, prevention and cure chronic respiratory failure caused by septicemic and infective bronchitis. In fiscal 2006 we introduced five new products in the traditional Chinese medicine segment.

Name                                             Purpose                       Capacity (KG)         Form

Chinese thorowax radix Bupleurum                 Regulate metabolism           32.84                 Powder
Rhizoma gastrodiae extract                       Treat liver                   3                     Powder
Honeysuckle powder                               antioxidant                   11                    Powder
forsythia injection                              antioxidant                   10                    Powder
Pearl Powder                                     Sedative, treat anxiety       3                     Powder


Competition

         All of our product groups operate in highly competitive markets. There are approximately 30 stevioside manufacturers in China, with only approximately 10 companies operating on a continuing basis. Of these 10 companies, our primary competitors are Huaxian Stevia Factory and Julong Stevia Company who, like our company, have an annual output of stevioside in excess of 100 tons. Other companies periodically enter the industry depending upon the market demand in that this part-time participant may choose to stop production when the market is in its downturn and the raw material is not available. This sporadic oversupply of product can adversely affect our market share. In addition to competing with other Chinese companies, we also compete with growers and processors in Japan, the world's largest market for stevioside. We believe we compete in this product segment based upon our production capabilities and product quality. In order to maintain our industry position and as we seek to increase our market share in both the domestic and international market, we have undertaken certain personnel reorganizations to improve our operations which partially resulted in the increase in our general and administrative expenses during fiscal 2006.

Our principal competitors in the sale of veterinary medicine products are China Animal Husbandry Industry Co., Ltd., Qilu Animal Health Products Factory Co., Ltd. and Shinjaizhuang Huamu Animal Husbandry Co. Ltd. In addition, as China is a member of the WTO many good quality competitive products are imported into the Chinese market at reasonable prices. We believe we hold certain competitive advantages in this product segment based mainly on our manufacturing capacity and advanced technology. We have developed a number of new products for targeted markets and we have invested approximately $3,952,000 and $982,000, respectively, during the years ended April 30, 2006 and 2005, respectively in improvements in our manufacturing facility. We also focus on expanding our product offerings and improving quality control. In order to maintain what we believe to be a competitive position within this product segment we will need to continually develop new products and applications. We also are challenged to broaden our product line to meet consumer demand and compete with foreign made products. Two of the new products introduced in fiscal 2006 are injection based.

         The market in China for traditional medicine extracts is extremely competitive. According to official statistics, at peak time, there are more than 500 companies engaged in herb extraction in China. Companies in many different industries, including pharmaceutical companies, chemical companies, healthy products companies, herb extraction companies, biological engineering companies and research and development institutions, are now engaged in herb extraction. Our major competitors include Anhui Xuancheng Baicao Plants Industry & Trade Co., Ltd., Sichuan Shifangkangyuan Medicine Materials Co., Ltd. and Lanzhou Lantai Bio-Engineering Tech Co., Ltd. Most products from these companies are exported to overseas markets. Competitive factors primarily include price and quality. We believe that we are able to effectively compete in our market segment in China based upon the quality of the exclusive harvesting bases we have under contract and our reputation in the market place. Globally, as demand for our types of products expand we believe that we will be able to effectively compete against similar companies from other countries as a result of the lower costs of doing business in China, in particular the lower labor rates, and China's soil and growing conditions which enable us to produce high quality products.

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

Intellectual Property

         Our success depends in part on our ability to protect our intellectual property which includes various raw materials purification technologies used in our products. Qufu has registered the Shengwang trademark with China National Patent, Trademark and Intellectual Property Office. In 2006 we filed a trademark application with the U.S. Patent and Trademark Office covering the trade name "Only Sweet" and the tag line "Make Life Sweeter" which we intend to use the product name for our stevioside in our efforts to secure North American distribution of the product.

         To protect our proprietary rights, in our dealings outside the PRC we rely generally on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. We do not have any similar agreements with any of our employees or consultants in the PRC. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. During the past three years we had three of our traditional Chinese medicine products and four of our veterinary medicine products copied by our competitors. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

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

         The current Good Manufacturing Practice (GMP) requirements set forth in the Quality System (QS) regulation are promulgated under section 520 of the Food, Drug and Cosmetic (FD&C) Act. They require that domestic or foreign manufacturers have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices intended for commercial distribution in the United States. The regulation requires that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems; and that complaints be processed. Thus, the QS regulation helps assure that medical devices are safe and effective for their intended use. The Food and Drug Administration (FDA) monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP requirements in the QS regulation. (6)

         Qufu has received the permanent license from the Chinese government agency to operate as a Sino-U.S. joint venture. Our management believes this license will provide Qufu with certain advantages in its business and operations. Joint ventures are generally perceived to be more financially stable enterprises. Furthermore, as a Sino - U.S. joint venture income taxes at the corporate level are waived for the first two years of operation, and then income taxes at the corporate level are reduced by 50% in the third, fourth and fifth year of operation. There were minimal expenses associated with the process to upgrade the status of Qufu to a Sino - U.S. joint venture. Certain capital requirements were necessary to qualify as a Sino - U.S. joint venture; however, as a result of our capital raising activities during fiscal 2006 and our acquisition of the remaining 20% of Qufu we were able to demonstrate that Qufu had the necessary capital requirements to register as a Sino - U.S. joint venture.

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

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the RMB, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its Japanese and Korean customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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

         Effective on April 30, 2004, we acquired 100% of the issued and outstanding shares of Sunwin Tech Group, Inc., a newly-formed Florida corporation ("Sunwin Tech"), from its shareholders in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. Sunwin Tech was organized in January 2004 and before its acquisition of 80% of Qufu as described below it did not have any business and operations. Concurrent with the closing of this transaction, our officers and directors resigned and our current officers and directors were appointed to their positions. In connection with the transaction, Sunwin Tech purchased 4,500,000 shares of our common stock owned by our former principal stockholders for $175,000, and, at the closing, Sunwin Tech distributed the 4,500,000 shares to Messrs. Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin immediately prior to the closing. Following the transactions, the former Sunwin Tech shareholders owned approximately 68 % of our issued and outstanding capital stock.

         Prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu ("the Qufu Merger") from Shandong Shengwang Pharmaceutical Group Corporation ("Group Corporation"), a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for 32,500,000 shares of Sunwin Tech's common stock. At the time of this merger the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation (2.5%) ("Shengwang Group"), both of which are controlled by Mr. Laiwang Zhang, our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. ("Qufu Vet Ltd") (0.5%) was controlled by a Chinese state owned agency.

         In July 2004 following the transaction with Sunwin Tech, we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc. ("Sunwin" or the "Company").

         Subsequent to the Qufu Merger, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd., after it was dissolved. These events subsequent to the Qufu Merger, resulted in the Shengwang Group owning 20% of Qufu.

         In February 2006, the Company acquired the remaining 20% of Qufu from Shandong Group in exchange for 5,000,000 shares of our common stock valued at $2,775,000. Our president and Chairman, Mr. Laiwang Zhang, is a control person of Shandong Group. Of the total purchase price, approximately $180,000 was allocated to consulting expenses paid to Mr. Zhang as it represented the difference between the purchase price and the valuation of the minority interest purchased.

Employees

         As of July 15, 2006, we employed the following:
                                                                       No. of
         Function                                                      Employees
         --------                                                      ---------
         Management and administration                                       22
         Manufacturing, including quality control, and production           250
         Research and development                                            46
         Sales and marketing                                                 77
                                                                             --
         Total                                                              395

         All employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas for different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade unions in Western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

Risk Factors

         Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report, before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

                          Risks Related to our Business

The management of our company is located in the PRC and we are materially dependent upon advisory services of a U.S. company.

         None of the current members of our management have any experience in U.S. public companies and most of these individuals are not fluent in English. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with that company expires in January 2009. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB.

The management fee which we pay a related party is subject to increase from year to year. The amount we pay may not be as advantageous to us as terms we could negotiate with an unrelated party.

         We pay Shandong Shengwang Pharmaceutical Corporation, Limited, a company controlled by Mr. Zhang, our CEO, an annual management fee. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. We do not have a contract with Shandong Shengwang Pharmaceutical Corporation, Limited and the amount of annual management fee is subject to increase at Mr. Zhang's discretion. The management fee paid increased from approximately $85,000 in fiscal 2005 to approximately $123,000 in fiscal 2006. While we believe that the terms and costs of this fee are fair to our company, because this agreement is not negotiated on an arms-length basis there are no assurances that we could not obtain more favorable terms from an unrelated party.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

         All of our business and operations are conducted in China. We are a party to certain material contracts, including the harvesting agreements with the farmers who supply the stevia rebaudiana used in our products and the leases for the facilities used by our stevioside, veterinary medicine and traditional Chinese medicine extract formula product groups. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot assure you that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of this hypothetical future events could have on our company.

Our business is highly dependent upon proprietary technologies.

         Our success depends on the knowledge, ability, experience and technological expertise of our employees and on the legal protection of proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to extraction processes used to make stevioside as well as certain of the traditional Chinese medicine herbal extracts we sell. We believe these proprietary processes increase the quality of our products and give us a competitive advantage in the marketplace. We do not have any patents nor have we filed any patent application for patents on our technologies and proprietary processes. If our competitors independently develop technologies that are substantially equivalent or superior to our processes, the resulting increased competition could reduce the demand for our products. While we seek to protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with parties outside the PRC, we are not a party to any confidentiality agreements with our employees or third parties in the PRC. During the past three years we had three of our traditional Chinese medicine products and four of our veterinary medicine products copied by competitors. There can be no assurance as to the degree of protection these contractual measures may or will afford. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated.

Each of our three main product groups operate in highly competitive businesses.

         Each of our product groups is subject to competition from other manufacturers of those products. There are approximately 30 stevioside manufacturers in China, but only approximately 10, including our company, operate on a continuous basis with the remainder of the companies periodically entering the market in times of increased demand. While we believe we are one of the leading manufacturers of stevioside in the PRC, from time to time there is a sporadic oversupply of this product which can decrease our market share and competitive position in this product group. We compete against a greater number of companies in the production of veterinary medicines and our ability to attain a competitive position in this product market is dependent upon our ability to develop new products. Because there are no assurances we will be successful in this endeavor, we may never attain a competitive position in this product group. Finally, our competition within the traditional Chinese medicine formula extract portion of our business is the most intense. There are over 500 companies in China against whom we compete in the sale of traditional Chinese medicine formula extracts and the barriers to entry in this product segment are relatively low. If these other companies successfully market their products or better market their products than our products, we may have a difficult time marketing and selling our products. As a result, we cannot assure you that we will be able to effectively compete in any of our product segments.

We are highly dependent on our president, as well as his affiliated companies, Shandong Shengwang Pharmaceutical Corporation Limited and Shandong Shengwang Group Corporation.

         We are dependent upon the services of Mr. Laiwang Zhang, our president, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in China. We do not have an employment agreement with Mr. Zhang and we do not anticipate entering into an employment agreement in the foreseeable future. We also do business with several companies which are affiliated with Mr. Zhang as described later in this annual report under Item 12. - Certain Relationships and Related Transactions. We are dependent upon those relationships to provide us with certain services which we cannot readily obtain on our own without additional expense. We do not have written agreements with any of these related parties.

         Although we have no reason to believe that Mr. Zhang or his affiliated companies would discontinue their services with us, the interruption or loss of these services would adversely effect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

We cannot control the cost of our raw materials, which may adversely impact our profit margin and financial position.

         Our principal raw materials are stevia leaves and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. For instance, in 2003 the South China harvesting bases were adversely affected as a result of a drought in the Jiangxi Province and excessive rains in the Henan, Jiangsu and Anhui Provinces. We may not be able to adjust our product prices, especially in the short term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We depend on certain suppliers, and any disruption with those suppliers could delay product production and sales and adversely affect our relationships with customers.

         The stevioside extract and certain materials used in products we manufacture are available from a limited number of suppliers. Further, we may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. We have planting and purchase agreements with our major suppliers of the stevia leaves. Although we believe that alternative suppliers are available to supply materials and the stevioside finished product, any interruption in the supply from any supplier could delay product shipments and sales and adversely affect our relationships with customers.

If we experience customer concentration, we may be exposed to all of the risks faced by our material customers.

         For the fiscal years ended April 30, 2006 and 2005 no customer or wholesaler represented 10% or more of our total net revenues in our traditional Chinese medicine or veterinary medicine segments. However, for the fiscal year ended April 30, 2006 revenues from two of our customers in our stevioside group represented approximately 12.5 % and approximately10.3% of our total net revenues from this segment. Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be dependent on a limited number of customers. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

We do not have a lease for our principal executive office and research facilities.

         While we have leases for the facilities used in connection with our stevioside, veterinary medicine and traditional Chinese medicine formula extract product groups, we have not obtained a lease for the our principal executive office and research facilities which we use. We use these facilities which are owned by Shandong Shengwang Pharmaceutical Corporation, Limited, our affiliate, under an oral agreement and the costs are included in the management fee we pay this entity. The loss of the use of this facility could adversely affect our business and operations until such time as we were able to locate to a new facility.

We depend on facilities to manufacture our products, which may be insufficiently insured against damage or loss.

         We have no direct business operation, other than our ownership of our subsidiaries located in China, and our results of operations and financial condition are currently solely dependent on our subsidiaries' manufacturing facilities in China. We do not currently maintain insurance to protect against damage and loss to our facilities and other leasehold improvements. Therefore, any material damage to, or the loss of, any of our facilities due to fire, severe weather, flooding or other cause, would not be shared with an insurance company, and if large enough, would have a material and negative effect on producing our products and on our financial condition. If the damage was significant, we could be forced to stop operations until such time as the facilities could be repaired.

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

                          Risks Related to our Company

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or The Nasdaq Stock Market, such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We engage in a number of related party transactions which may not always be on terms as favorable as we could receive from non-affiliated third parties.

         As described later in this annual report under Item 12. - Certain Relationships and Related Transactions, we historically have engaged in a number of transactions with affiliated entities and we anticipate that we will continue to engage in such transactions in future periods. We cannot assure you that the terms of these transactions will always be as favorable to us as we might receive from non-affiliated third parties. Our stockholders are reliant upon management's judgment as to the reasonableness and fairness of the terms of the various transactions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a ake-over which may not be in the best interests of our stockholders.

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

Our holding company structure creates restrictions on the payment of dividends.

         We presently have no direct business operations, other than our ownership of our subsidiaries. While we have recently formed subsidiaries related to our efforts to expand the distribution of stevioside into North America, we do not presently generate any revenues from those operations and there can be no assurances that these subsidiaries will ever generate revenues. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. We do not presently have any intention to declare or pay dividends.

ITEM 2.               DESCRIPTION OF PROPERTY

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

ITEM 3.               LEGAL PROCEEDINGS

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

                                                       High               Low
         Fiscal 2004

         May 1, 2003 through July 31, 2003              $  0.50         $0.1083
         August 1, 2003 through October 31, 2003        $  0.25         $0.1083
         November 1, 2003 through January 31, 2004      $0.2083         $0.1417
         February 1, 2004 through April 30, 2004        $0.2083         $  0.10

         Fiscal 2005

         May 1, 2004 through July 31, 2004              $  0.74          $ 0.17
         August 1, 2004 through October 31, 2004        $  0.74          $ 0.25
         November 1, 2004 through January 31, 2005      $  0.27          $ 0.12
         February 1, 2005 through April 30, 2005        $  0.19          $ 0.12

         Fiscal 2006

         May 1, 2005 through July 31, 2005               $ 0.18          $ 0.09
         August 1, 2005 through October 31, 2005         $ 0.22          $ 0.09
         November 1, 2005 through January 31, 2006       $ 0.87          $ 0.16
         February 1, 2006 through April 30, 2006         $ 1.64          $ 0.56

         On August 8, 2006, the last reported sale price of the common stock on OTCBB was $0.92 per share. As of July 6, 2006 there were approximately 754 stockholders of record of the common stock.

Dividends

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business.

         While we have no current intention of paying dividends on our common stock, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Recent Sales of Unregistered Securities

           None.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth securities authorized for issuance under our 2005 Equity Compensation Plan, our 2006 Equity Compensation Plan and any compensation plan not approved by our stockholders as of April 30, 2006:

                                           (a)                     (b)                     (c)
                                   ---------------------     --------------------    ----------------------
                                                                                     Number of Securities
                                        Number of                                     Remaining Available
                                     Securities to Be                                 for Future Issuance
                                       Issued Upon            Weighted-average           Under Equity
                                       Exercise of            Exercise Price of        Compensation Plan
                                       Outstanding               Outstanding              (excluding
                                    Options, Warrants         Options, Warrants      securities reflected
                                        and Rights             and Rights (2)            in column a)
                                   ---------------------     --------------------    ----------------------
Equity Compensation Plans
Approved by Security Holders

None                                                  0                        0                         0

Equity Compensation Plans Not
Approved by Security Holders (1)

2005 Equity Compensation Plan

                                                      0                      N/A                         0

2006 Equity Compensation Plan
                                                 25,000                    $ .50                 1,265,000

                                   ---------------------     --------------------    ----------------------
Total                                            25,000                    $ .50                 1,265,000
                                   =====================     ====================    ======================


(1) Equity compensation plan not approved by stockholders is comprised of options granted and/or restricted stock to be issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

(2) As of August 5, 2006

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following analysis of our consolidated financial condition and results of operations for the years ended April 30, 2006 and 2005 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this annual report. When used in this section, "fiscal 2006" means our fiscal year ended April 30, 2006 and "fiscal 2005" means our fiscal year ended April 30, 2005.

Overview

         Effective February 1, 2004, Sunwin Tech entered into a stock purchase agreement with Shandong Shengwang Pharmaceutical Group Corporation ("Group Corporation") and acquired 80% of the outstanding capital stock of Qufu Natural Green Engineering Company, Ltd. ("Qufu") in exchange for 100% of Sunwin Tech's capital stock which had a fair market value of $95,000. In April 2004, we acquired 100% of Sunwin Tech in exchange for approximately 17,000,004 shares of our common stock which resulted in a change of control of our company. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Qufu and we are treated as the continuing entity.

         Prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu ("the Qufu Merger") from Shandong Shengwang Pharmaceutical Group Corporation ("Group Corporation"), a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for all the outstanding shares of Sunwin Tech's common stock. At the time of this merger the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation (2.5%) ("Shengwang Group"), both of which are controlled by Mr. Laiwang Zhang, our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. ("Qufu Vet Ltd") (0.5%) was controlled by a Chinese state owned agency.

         In July 2004 following the transaction with Sunwin Tech, we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc. ("Sunwin" or the "Company").

         Subsequent to the Qufu Merger, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd,, after Qufu Vet Ltd. was dissolved. These events subsequent to the Qufu Merger, resulted in the Shengwang Group owning 20% of Qufu.

         In February 2006, the Company acquired the remaining 20% of Qufu from Shandong Group in exchange for 5,000,000 shares of our common stock valued at $2,775,000. Our president and Chairman, Mr. Laiwang Zhang, is a control person of Shandong Group. Of the total purchase price, approximately $180,000 was allocated to consulting expenses paid to Mr. Zhang as it represented the difference between the purchase price and the valuation of the minority interest purchased.

         Through our subsidiaries, we manufacture and sell neutraceutical products which can be classified into three main product groups including; stevioside, a 100% natural sweetener, veterinary medicines and animal feed additives, and traditional Chinese medicine formula extracts. All of our business and operations are located in the People's Republic of China.

         The majority of our revenues are derived from our stevioside product, and our principal customers for this product are located in Asia, primarily China and Japan where stevioside is approved for use both as a food additive as well as a nutritional supplement.

         This product group represented approximately 47% of our total revenues for fiscal 2006. China has grown into the world's largest exporting company of stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three companies in China manufacturing stevioside.

         We also manufacture and sell a comprehensive line of veterinary medicines including seven series of more than 200 products. These veterinary medicines include traditional Chinese medicine as well as western medicines, feed additives, feeds and antibiotics.

         We are an advocate of developing animal medicines from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. This product group represented approximately 26% of our total revenues for fiscal 2006. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 27% of our total revenues for fiscal 2006.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside to Western countries, we face competition in the manufacture and sale of stevioside. There are approximately 30 stevioside manufacturers in China, with only approximately 10 companies operating on a continuing basis. Our other two product groups operate in highly competitive environments. We estimate that there are more than 5,000 companies in China selling animal medicines and more than 200 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. The sale of our products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups is limited to a certain extent by economic conditions in the PRC. In addition, since we are dependent upon raw materials which are harvested and farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Our ability, however, to expand our revenues from the sale of stevioside is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of stevioside can be marketed and sold as a nutritional supplement. In an effort to increase our competitive position within our market segment, we have built an additional stevioside manufacturing line in order to expand our stevioside production, upgraded our exiting manufacturing stevioside line, and relocated to a larger facility. In addition, during fiscal year 2005 and the first three quarters of fiscal year 2006 we were involved in reconstructing an additional veterinary production line into a new building which was put into full production in December 2005.

         Through April 30, 2006, we have invested an aggregate of approximately $1,967,667 to be used for leasehold improvements and equipment towards the additional veterinary medicine manufacturing line and $1,214,777 towards the new stevioside facility.

         Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.

Foreign Exchange Considerations

         Since revenues from our operations in the PRC accounted for 100% of our net revenues for fiscal 2006 and fiscal 2005, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,"Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

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

         The functional currency of our Chinese subsidiaries is the local currency or the Chinese dollar called the Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2006 was $227,631. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than just tied to a fixed exchange rate to the U.S. dollar. It also increased the value of its currency 2% higher against the U.S. dollar, effective immediately

         If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively impacted upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

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

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

         We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to 20 years. Expenditures for major renewals and improvements which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation- -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. We adopted FAS No.123R in the second quarter of fiscal year 2006.

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2006 AS COMPARED TO YEAR ENDED APRIL 30, 2005

         Internally we identify our products in three product groups, stevioside, traditional Chinese medicine formula extracts and veterinary medicines. For accounting purposes, we report two segments which include stevioside as one segment and traditional Chinese medicine extracts and veterinary medicine products as the second segment.

Revenues

         For the year ended April 30, 2006, our revenues were $15,490,013 as compared to $12,114,006 for the year ended April 30, 2005, an increase of $3,376,007 or approximately 27.9%. For fiscal 2006, revenues from our stevioside segment represented approximately 47% of our net revenues and revenues from our traditional Chinese medicine extracts and veterinary medicine segment represented approximately 53% of our total net revenues. We attribute our overall increase in net revenues to an increase in revenues from each of our product lines;

         o revenues from the sale of our natural sweetener, stevioside increased $1,660,953,
         o revenues from the manufacture and sale of our traditional Chinese medicine increased $796,425, and
         o  revenues from our veterinary medicine increased $918,629

         The increase in the sale of our natural sweetener, stevioside, was due to the completion of our manufacturing equipment upgrade. Our revenues related to the manufacture and sale of stevioside increased from approximately $5,540,567 to $7,201,520, a 30% increase from April 30, 2005 to April 30, 2006.
In September 2005 we commenced operations on our new manufacturing line; the facility became fully operational in November 2005. The new facility improves the quality of our stevioside and allows to acquire a larger market share. We manufactured 107 tons of stevioside and resold 123 tons during fiscal year 2006. We anticipate manufacturing 300 tons of stevioside during fiscal year 2007. We believe that the market for stevioside remains strong as we continue to witness growing demand for the product from consumers based in Japan resulting in increased exports to Japan. In order to ensure we have a sufficient supply of raw materials for production next year, we have prepaid farmers to harvest stevioside leaves, which increased our prepaid expenses by approximately $117,593 on our consolidated balance sheet as of April 30, 2006.

         Our revenues related to traditional Chinese medicine increased from approximately $3,420,000 to $4,217,000, a 23% increase from April 30, 2005 to April 30, 2006. Our gross profit rate has grown from 39% to 41% from April 30, 2005 to April 30, 2006 on this product line due to the introduction of new products and improved sales. The Chinese central government issued a new rule for the Chinese Medicine industry that all manufactures should satisfy good manufacturing practices (GMP) standards in their production process before December 31, 2005. We completed our manufacturing equipment upgrade and as a result currently satisfy the GMP standards requirements in December 2005. As a result of these new regulations, we believe there was a significant market vacancy left by competitors who did not conform to the heightened standards. We believe that the new rules implemented by the central government of China helped us to establish a reputation within this field and acquire a larger market share. In December 2005, we completed the expansion and upgrade of our traditional Chinese medicine production facility and following this upgrade we launched five additional traditional Chinese medicine products. In January 2006, we introduced new products into the market and established a new products series, natural dietary health food. We expect to achieve growth in our traditional Chinese medicine division in our fiscal 2007.

         Our revenues related to veterinary medicine increased from approximately $3,153,000 to $4,072,000, a 29% increase from April 30, 2005 to April 30, 2006. Furthermore our gross profit has grown from approximately $1,007,319 to $1,357,270, an approximate 35% increase from April 30,2005 to April 30, 2006 due to the introduction of new products and improved sales skills. Similar to the rules which effected our production of traditional Chinese medicine extracts described above, the Chinese central government also issued a new rule for the veterinary industry mandating that all manufacturers satisfy GMP standards in their production process on or before December 31, 2005. We completed the construction and finished the inspection process of our facilities in December 2005. As a result of these new regulations, we also believe a significant market vacancy was left by competitors who did not conform to the heightened standards and that this void enabled us to acquire a larger market share. From January 2006, we introduced five new products into the market. We expect to achieve growth in our veterinary medicine division in our fiscal 2007.

         In December 2005, Sunwin has completed the expansion and upgrade of the veterinary medicine production facility. As a result, Sunwin launched 5 additional veterinary medicine products; Amoxicillin, Cephalosporium, Ampicillin, 4 mn iu sodium oxacillin, and penbritin. These five new products are employed as antiviral agents, to combat fever and treat respiratory tract infections. In fiscal 2006, these new products accounted for approximately 1.71% of revenue.

Cost of Sales and Gross Profit

         For the year ended April 30, 2006, cost of sales amounted to $10,865,917 or 70% of net revenues as compared to cost of sales of $8,378,838 or 69% of net revenues for the year ended April 30, 2005, a percentage increase of 1%. Gross profit for the year ended April 30, 2006 was $4,624,096 or 30% of revenues, as compared to $3,735,168, or 31% of revenues for the year ended April 30, 2005.

Total Operating Expenses

         Our total operating expenses increased for the year ended April 30, 2006 from the year ended April 30, 2005. Total operating expenses were $2,195,955 for the year ended April 30, 2006 while total operating expenses were $2,110,340 for the year ended April 30, 2005 an increase of $85,625, or approximately 4.1%. Included in this increase were:

o For the year ended April 30, 2006, we recorded non-cash compensation expense of $569,581 as compared to $220,000 for the year ended April 30, 2005, an increase of $349,581 or 159%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2007, we cannot predict the amount of expense which will be attributable to such agreements;

o For the year ended April 30, 2006, selling expenses amounted to $615,348 compared to $923,114 for the year ended April 30, 2005 a decrease of
    $307,766  or 33%.  For the year  ended  April 30,  2006 we  experienced  an increase in commission expenses of approximately $173,000, increased marketing expenses of approximately $53,000 increased shipping and freight costs of approximately $84,000 and an overall increase in other selling expenses of $22,300. These increases were offset by bad debt recovery of approximately $640,090 from the collection of previously reserved receivable balances; and

o For the year ended April 30, 2006, general and administrative expenses were $ 1,011,026 as compared to $967,226 for the year ended April 30, 2005, an increase of $43,800 or 4.5%. Travel related expenses included in the general and administrative costs increased from $25,000 for fiscal year 2005 to $110,000 for fiscal year 2006 which reflects expenses associated with our efforts to expand distribution of stevioside into North America. As well, we recognized increased general and administrative costs which are primarily due to the increase in our operations. As a result of our manufacturing upgrades, we realized a decrease in repairs, maintenance and retooling expenses. The repairs and maintenance expense amounted to $8,752 for the year ended April 30, 2006, a decrease from the $19,374 incurred for the year ending April 30, 2005. We expect expenditures for repairs, maintenance and facility upgrades to decrease in future periods as much of our upgrade and renovation projects was completed in December 2005. For the year ended April 30, 2006 we experienced an increase in management fees from approximately $44,000 in fiscal 2005 to approximately $123,000 in fiscal 2006, an increase of approximately $79,000. Shandong Shengwang Pharmaceutical Corporation, Limited, a company controlled by Mr. Zhang, our CEO, provides management services to us which includes costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. We do not have a contract with Shandong Shengwang Pharmaceutical Corporation, Limited and the amount of annual management fee is subject to increase at Mr. Zhang's discretion. We also reported an overall increase in other general and administrative expenses of approximately $20,700 associated with an increase  in  operations;  this  increase  was  offset  by  a  decrease  of approximately $56,200 in research and development expenses. Finally, we reported a decrease in advertising expenses for fiscal 2006 of approximately $41,000, from $212,865 in fiscal 2005 to $171,896 in fiscal 2006. This decrease is reflects a reduction in funds spent on advertising our veterinary medicines in fiscal 2006. Sunwin incurred a decrease in advertising costs related to its veterinary medicine division. Industry regulations adopted by the central government regarding good manufacturing process ("GMP") have limited competition in the industry. As such the Company has reduced their advertising expenditures in the veterinary
    medicine   department.

o Legal and accounting fees increased to approximately $62,000 in Fiscal 2006 from approximately $53,000 in Fiscal 2005. This increase is primarily attributable to costs associated with our annual audit and a registration statement we filed during Fiscal 2006 with the SEC and other required filings with the SEC. During fiscal 2007 we anticipate further increases in legal and accounting fees associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2007.


Total Other Income (Expense)

         For fiscal 2006 we reported total other income of $68,337 as compared to total other expense of $2,960 for fiscal 2005. This change included:

o Other income amounted to $103,675 for the year ended April 30, 2006 as compared to other income of $59,094 for the year ended April 30, 2005. Other income for the year ended April 30, 2006 was associated with income recognized from the over accrual of value-added taxes on certain of our animal medicine products which had not been assessed to our customers. Certain of our animal medicine products are not subject to value added taxes. However until we received notification of such position from the respective tax authority, we had accrued additional value added taxes. Upon notification from the tax authority, the accrued taxes were recorded as other income for the period ending April 30, 2006.

o Interest expense was $35,338 in Fiscal 2006 as compared to $62,054 in Fiscal 2005. Interest expense for the year ended April 30, 2006 and 2005 was associated with our borrowings. The amount of loans payable was $255,487 and $592,541 and for Fiscal 2006 and Fiscal 2005 respectively, a decrease of $337,054, accordingly, the interest expense decreased. Given our current cash flow from our operations, we expect we are able to meet the obligation of the debt services from our existing working capital.


         Our income before minority interest was $3,020,959 for the year ended April 30, 2006 as compared to $1,108,495 for the year ended April 30, 2005, an increase of $1,912,464 or 172.5%. On February 7, 2006, we acquired the remaining 20% of Qufu and, as a result, Qufu is now our wholly-owned subsidiary effective on February 1, 2006. The acquisition of the remaining 20% of Qufu was a non cash transaction, whereby we issued 5,000,000 shares of our common stock to acquire the remaining 20% of Qufu.

         For the year ended April 30, 2006, we reported a minority interest in income of subsidiary (Qufu) of $591,145 as compared to $279,381 for the year ended April 30, 2005. The minority interest for Fiscal 2006 represents the minority interest's proportional share of Qufu's net income up until the date we acquired the minority interest ownership in Qufu.

         As a result of these factors, we reported net income of $2,429,814 or $.05 per share for the year ended April 30, 2006 as compared to net income of $829,114 or $.02 per share for the year ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2005, we had working capital of $8,908,577 and cash and cash equivalents of $5,433,691. At April 30, 2006, our cash position by geographic area is as follows:

         United States     $    524,757
         China                4,908,934
                           $  5,433,691

         During fiscal 2006 we raised cash proceeds of $2,350,500 from the exercise of common stock warrants.

         During fiscal 2006 we raised cash proceeds of $161,500 from the exercise of common stock options.

         During fiscal 2006, we increased our balance that we advanced to vendors by $75,300. As reported in Prepaid Expenses, advances to vendors for the period ending April 30, 2006 was $80,224 while the advances to vendors for the period ending April 30, 2005 was $4,924; an increase of $75,300. We advanced the funds to farmers in the region as a down payment to grow Stevia leaves for the production of our stevioside.

         From time to time, we advance funds to Shandong Shengwang Pharmaceutical Corporation, Limited and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for us at advantageous prices through the buying power provided by Shandong Shengwang Pharmaceutical Corporation, Limited in connection with the building of an additional manufacturing line and leaseholder improvements in connection with the building of an additional manufacturing line. As equipment was acquired, and construction services performed, we reclassified the advances to property, plant and equipment. At April 30, 2006, all funds advanced to Shandong Shengwang Pharmaceutical Corporation, Limited for the purchase of equipment and hiring of construction services on our behalf were utilized and we took possession of the equipment and manufacturing facilities. At April 30, 2006, Shandong Shengwang Pharmaceutical Corporation, Limited did not have an outstanding balance owed to us in connection with the foregoing.

         As of April 30, 2006, we had approximately $255,000 in short term loans payable maturing at February 2007. Given our current cash flow from our operations or investment activities, we expect we are able to meet the obligation of the debt services from our existing working capital.

         Net cash provided by operating activities increased to $3,279,106 for Fiscal 2006 as compared to $2,438,409 for Fiscal 2005. This increase is primarily attributable to:

*     an increase of $1,600,700 in our net income,

* an increase of $13,399 in depreciation and amortization as a result of the fact that certain property, plant and equipment was disposed of during the period, thereby requiring the purchase of new equipment. In 2006 as we upgraded a portion of our facilities to satisfy heightened GMP standards.

* an increase of $177,381 in stock based compensation which reflects the increase in the payment of non-cash compensation to consultants during fiscal 2006. For fiscal 2006, we paid stock based compensation to consultants for business development services, management services, and investor relations services. We expect to issue additional common shares for consulting services in the future,

* an increase of $563,768 in minority interest which represents that portion of our net income which is attribute to the 20% of Qufu before acquisition,

* a decrease of $226,035 in allowance for doubtful accounts which represents a decrease in our allowance for bad debts based on an analysis of our receivable balances and the collection of previously written-off accounts receivable,

* a decrease of $1,376,234 in accounts receivable as a result of collecting our receivables in a more timely manner and the application of advanced from customers to our accounts receivable balances,

* an increase of $31,691 in inventory as a result of our increased stevioside production,

* a decrease of $153,106 in prepaid and other current assets, as a result of advances made to suppliers of stevioside in preparation of our new stevioside production line and advances made to consultants in preparation of our business marketing and development,

* an increase of $132,894 in amounts due from related parties related to advances made for raw materials which are discussed elsewhere in this section, In fiscal 2005, the Company advanced funds to Shandong Shengwang Pharmaceutical Corp, to effectuate the purchase of equipment and hiring of construction services. At April 30, 2006, all funds advanced were utilized and the Company took possession of the equipment and manufacturing facilities. The due from related parties as of April 30, 2006 is $0,


* an increase of $8,497 in amounts due to related parties related to management fees due to Shandong Shengwang Pharmaceutical Group Corporation which are discussed elsewhere in this section,

*     a decrease of $12,077 in amounts other assets,

* an decrease of $79,570 in accounts payable and accrued expenses as a result of the repayment of balances due from our cash provided by operations,

* a decrease of $1,030,824 in income tax payable as a result of the receipt of a tax waiver during the current year. In fiscal 2005 we recorded a provision for tax expenses in the amount of 513,373. In fiscal 2006 we received a tax credit in the amount of 524,481. There is no income tax payable as of 4/30/2006. We received the tax waiver from the government for the period from November 2005 to June 2006, and

* an increase of $1,044,711 in advances from customers which includes an increase in prepayments from our stevioside customers due to an increase in production and shipments as we added and upgraded manufacturing lines.

         Net cash used in investing activities increased to $1,940,290 for the year ended April 30, 2006 as compared to $1,446,089 for the year ended April 30, 2005. This change is primarily the result of an increase in capital expenditures for the acquisition of manufacturing equipment during fiscal 2006 of $3,952,212 as compared to $981,634 during fiscal 2005. During fiscal 2006 we disposed of fixed assets valued at $1,033,682, as described earlier, as compared to no disposals made during fiscal 2005. There is an increase of $1,442,695 in amounts due from related parties related to advances made for the construction of manufacturing facilities which are discussed elsewhere in this section.

         Net cash provided by financing activities was $2,174,946 for fiscal 2006 as compared to $141,871 for fiscal 2005. During fiscal year 2006, we received proceeds from the exercise of stock options and warrants of $2,512,000 as compared to $902,565 received from the sale of common stock for fiscal year 2005. Additionally, this change is attributable to a reduction in payments on loans payable during fiscal 2006 based on the terms of such agreements. During fiscal year 2006, we repaid loans of $337,054 to various banks and individuals. During fiscal year 2005, we repaid loans of $760,694.

         Qufu has received a permanent license from the Chinese government agency to operate as a Sino-U.S. joint venture. Our management believes this will provide Qufu with certain advantages in its business and operations. Joint ventures are generally perceived to be more financially stable enterprises. Furthermore, as a Sino - U.S. joint venture income taxes at the corporate level are waived for the first two years of operation, and then income taxes at the corporate level are reduced by 50% in the third, fourth and fifth year of operation.

         There were minimal expenses associated with the process to upgrade the status of Qufu to a Sino - U.S. joint venture. Certain capital requirements are necessary to qualify as a Sino - U.S. joint venture. As a result of our recent capital raising efforts, and the exercise of investor warrants, Qufu had the necessary capital requirements to register as a Sino - U.S. joint venture.

         We currently have no material commitments for capital expenditures. During fiscal 2007, however, we may seek to raise additional working capital to further augment our cash position and to provide additional funds for marketing and distribution as we seek to bring distribution of stevioside to North American markets. We do not have any firm commitments for any additional capital and there are no assurances we will obtain a commitment upon terms and conditions which are acceptable to our company.

Off Balance Sheet Arrangements

         Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

*     Any obligation under certain guarantee contracts;

* Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

* Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

* Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our CEO and CFO.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon that evaluation, our company's CEO and CFO have concluded that our disclosure controls and procedures were not effective. In a previously filed Quarterly Report on Form 10-QSB/A in November 2005 we restated our Consolidated Balance Sheet at July 31, 2005 and Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended July 31, 2005. This restatement revised certain disclosure and accounting treatment related to shares of our common stock that were incorrectly calculated as issued and outstanding at the time of the report and corrected an error in the classification of certain amounts due from a related party. As a result of these errors, we determined that there was a significant deficiency in our internal control over financial reporting as of July 31, 2005 and that this control deficiency constituted a material weakness.

         All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Subsequent to this restatement, we have taken the steps to eliminate the material weakness related to financial disclosure controls including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants. Since the restatement, this accounting consulting staff has assisted us in implementing additional practices to ensure that we properly record shares as issued and outstanding and properly classify any related party transactions. However, until we expand our full time staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements in future periods.

         Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         In February 2006 we issued options to purchase an aggregate of 4,000,000 shares of our common stock to four employees as additional compensation for their services to us under the terms of our 2006 Equity Compensation Plan. Of this amount, options to purchase 3,200,000 shares were exercisable at $0.90 per share and the remaining 800,000 options were exercisable at $1.00 per share. The fair market value of our common stock on the date of grant was $0.56 per share. On March 30, 2006 these employees exercised these options and delivered to us unsecured promissory notes due April 30, 2007 in the amount of the option exercises. The amount of these notes is reflected on our balance sheet as a subscription receivable in the amount of $3,680,000.

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

       Laiwang Zhang. Mr. Zhang has served as our President and Chairman since April 30, 2004 and he has served as Chairman of our subsidiary Qufu Natural Green Engineering Company, Limited since January 2003. Mr. Zhang has also served as Chairman of Shandong Shengwang Pharmaceutical Corporation, Limited, a company engaged in the sale and distribution of Chinese herb medicines, since April 2000. In 1996, Mr. Zhang founded Shandong Shengwang Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products. Since April 1996 he has been General Manager of this company. From April 1992 to April 1996 Mr. Zhang served as Manager of Qufu's subsidiary Shengya Veterinary Medicine Co., Ltd. (formerly Shangong Qufu Veterinary Medicine Plant). From 1984 to 1992, Mr. Zhang served as President of Shandong Qufu Amylum Plant, a company that manufactures amylum. Mr. Zhang graduated from Shandong Technical University in 1984 with a Masters Degree in Engineering.

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

         Fanjun Wu. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by our subsidiary Qufu Natural Green
Engineering Co., Ltd., serving as Director of Finance Section from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, she was Director of the Finance Section for Qufu's subsidiary Shengya Veterinary Medicine Co., Ltd. (formerly Shandong Qufu Veterinary Medicine Plant).

         Chengxiang Yan. Mr. Yan has been a member of our Board of Directors since April 30, 2004. Since 2001, he has served as a Director of Shandong Shengwang Pharmaceutical Corporation Limited, a company engaged in the sale and distribution of Chinese herb medicines. From 1999 to 2004, he was the Director of the Marketing Department for that company. From 1996 to 1998, Mr. Yan was Director of the Marketing Department for Shandong Shengwang Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and from 1993 to 1996, he was Director of the Marketing Section for Qufu's subsidiary Shengya Veterinary Medicine Co., Ltd. (formerly Shangong Qufu Veterinary Medicine Plant). Mr. Yan graduated from Shandong Agriculture University in 1993 with a Bachelor's Degree in Farming.

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

U.S. Advisor

         In May and June 2005, under two separate agreements, we engaged China Direct Investments, Inc., which provides consulting and advisory services, to assist us with our operation and regulatory framework applicable to U.S. public companies. We selected China Direct Investments, Inc. in part because its staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies. The company was engaged to advise our management in areas related to marketing and operational support in the U.S., media and public relations, financial advisory, SEC disclosure compliance and translation of all necessary documents relating to the foregoing. Under a May 2005 agreement with a term of two months, we issued China Direct Investments, Inc. warrants to purchase 500,000 shares of our common stock at an exercise price of $0.15 per share as compensation valued at approximately $15,000 for their services specifically related to a registration statement which had been filed with the SEC and which has subsequently been declared effective. Under the June 2005 agreement with China Direct Investments, Inc., with a term of 12 months, we agreed to pay China Direct Investments, Inc. an aggregate of 2,660,000 shares of our common stock, paid on a quarterly basis (August 31, 2005, November 30, 2005, February 28, 2005, and May 1, 2005) in
arrears in the amount of 665,000 shares (which are not earned until the last day of the quarter) for so long as this agreement is in effect. A total of 1,330,000 shares were issued under this June 2005 agreement. The remaining 1,330,000 to be issued under this agreement were issued under a January 2006 service agreement.

         In January 2006 we entered into a three year agreement with China Direct Investments, Inc. which superceded the remaining term of the June 2005 agreement. Under the terms of the current agreement, China Direct Investments has been engaged to provide support to us in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of our public disclosures. As compensation for its services, we issued China Direct Investments, Inc. an aggregate of 2,430,000 shares, and 1,330,000 shares originally required to be issued under the June 2005 agreement. The agreement may be terminated by either party upon 30 days notice, however, the compensation paid to China Direct Investments is not refundable by it. Mr. Marc Siegel, Dr. James Wang and Mr. David Stein are officers, directors and principal shareholders of China Direct Investments, Inc.

         Total compensation for the June 2005 and January 2006 agreement was $438,991 and $558,900, respectively. The stock issuance was recorded as deferred compensation to be recorded as a service expense as the services are performed. Total deferred compensation for both agreements were not adjusted, upon adjustment of the amount of shares to be issued under each agreement, as ultimately the number of shares and the related compensation for both agreements remained the same.

Director Independence, Audit Committee Of The Board Of Directors And Audit Committee Financial Expert

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors is presently comprised of individuals who were integral in either the start-up of our company or business of our subsidiaries, in the case of Mr. Zhang and Mr. Yan, or general business skills, in the case of Ms. Lin. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

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

           None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

* understands generally accepted accounting principles and financial statements,
* is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
* has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
*   understands internal controls over financial reporting, and
*   understands audit committee functions.

Code of Ethics

         In April 2005, we adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

*     honest and ethical conduct,
* full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
*     compliance with applicable laws, rules and regulations,
*     the prompt reporting violation of the code, and
*     accountability for adherence to the Code.

         A copy of our Code of Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

ITEM 10.   EXECUTIVE COMPENSATION

                                                 Summary Compensation Table

           The table below sets forth information relating to the compensation paid by us during the past three fiscal years to: (i) the Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during last three completed fiscal years ending April 30, 2006 (the "Named Executive Officers").

                                           Annual                                    Long-Term
                                           Compensation                              Compensation
                               ------------------------------------      ----------------------------

                                                                    Restricted  Securities
Name and                                          Other Annual         Stock      Underlying          All
Principal             Fiscal    Salary     Bonus  Compensation         Awards      Options           Other
Position              Year      ($)        ($)         ($)             ($)          SAR (#)        Compensation
-------------------------------------------------------------------------------------------------------------------

Dongdong Lin (1)      2006      $7,500     -0-       -0-                  -0-        -0-_                 $71,976
                      2005      $6,000     -0-       -0-                  -0-        -0-                  -0-

Baozhong Yuan (2)     2006      -0-        -0-       -0-                  -0-        -0-                  -0-
                      2005      $4,500     -0-       -0-                  -0-        -0-                  -0-
                      2004      $5,000     -0-       -0-                  -0-        -0-                  -0-

Laiwang Zhang (3)     2006      $-0-       $-0-      $-0-                 $-0-       -0-                  $107,964



(1) Ms. Lin has served as our Chief Executive Officer since February 2005.

(2) Mr. Yuan served as our Chief Executive Officer from April 30, 2004 to February 2005.

(3) Mr. Zhang is our President and Chairman. Mr. Zhang's 2006 compensation includes $179,994 representing the difference between the purchase price of the minority interest of Qufu and the valuation of that interest. The compensated paid to Mr. Zhang excludes $123,078 in management fees paid in fiscal 2006 to a related party. See Item 12. Certain Relationships and Related Transactions" appearing later in this report.


                   Option Grants in Year Ended April 30, 2006
                               (individual grants)


         The following table sets forth certain information with respect to stock options granted in fiscal 2006 to the Named Executive Officers.


                     NO. OF SECURITIES      % OF TOTAL OPTIONS/SARs
                    UNDERLYING OPTIONS         GRANTED TO EMPLOYEES          EXERCISE         EXPIRATION
     NAME              SARs GRANTED                 IN FISCAL YEAR            PRICE              DATE
     ----            ----------------       ------------------------------  ---------------- ----------------
Dongdong Lin               0                         0                          N/A              N/A

Baozhong Yuan              0                         0                          N/A              N/A
Laiwang Zhang              0                         0                          N/A              N/A



             Aggregate Option Exercises in Year Ended April 30, 2006
                           and Year-End Option Values

         The following table sets forth certain information regarding stock options held as of April 30, 2006 by the Named Executive Officers.


                                               NO. OF SECURITIES
                                            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                 OPTIONS AT             IN-THE-MONEY OPTIONS AT
                    SHARES                       APRIL 30, 2006             April 30, 2006
                    ACQUIRED    VALUE      -----------------------      -------------------
                      ON      REALIZED
NAME                EXERCISE       $      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                --------       -      -----------  -------------    ----------- --------------
Dongdong Lin               0                     0                          N/A              N/A
Baozhong Yuan              0                     0                          N/A              N/A
Laiwang Zhang              0                     0                          N/A              N/A


Stock Option Plans

         2005 Equity Compensation Plan

         On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of April 30, 2006, there are no available shares to be issued, or granted with options, under the 2005 Equity Compensation Plan. Under this Plan a total of 2,660,000 common shares were issued to satisfy our requirements under a service consulting agreement from June 2005, a total of 1,430,000 common shares were issued to satisfy our requirements under a service consulting agreement from January 2006, and we granted options to purchase 910,000 shares for a consulting agreement entered into in November 2005. These options granted for the purchase of 910,000 shares of common stock were exercised in the year ended April 30, 2006.

         The 2005 Equity Compensation Plan is administered by our Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the Board or committee.

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

         Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the 2005 Equity Compensation Plan.

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

         The Board of Directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to the plan which has the effect of increasing the aggregate number of shares subject to the plan (except for adjustments due to changes in our capitalization), or changing the definition of "eligible person" under the plan, may be effective unless and until approved by our stockholder in the same manner as approval of the plan was required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. As the 2005 Equity Compensation Plan was approved by our stockholders within one year of the Effective Date, all incentive stock options automatically converted into non-qualified stock options. Unless the plan shall previously have been suspended or terminated by the Board of Directors, the plan, as it relates to grants of incentive stock options, terminates on March 23, 2015.

           2006 Equity Compensation Plan

         On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors, or a committee of the Board, administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of April 30, 2006, there are 1,265,000 shares available shares to be issued, or granted with options, under the 2006 Equity Compensation Plan. Under this Plan a total of 860,000 common shares were issued to satisfy our requirements under a service consulting agreement from January 2006, we granted in February 2006 options to purchase 4,000,000 shares to employees, and we granted option to purchase 75,000 shares under a consulting agreement entered into in February 2006. All options granted for the purchase by employees of 4,000,000 shares of common stock were exercised in the year ended April 30, 2006. Of the options granted to the consultant for the purchase of 75,000 shares of common stock a total of 50,000 were exercised in the year ended April 30, 2006.

         Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. Unless the plan is approved by our stockholders within one year of February 7, 2006, no incentive stock options may be granted and all incentive stock options that may have been previously granted shall automatically be converted into non-qualified stock options.

         Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the Plan. Only our employees are eligible to receive incentive options.

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

         The 2006 Equity Compensation Plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

         The Plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year cannot exceed $100,000. The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder". The 2006 Equity Compensation Plan provides that fair market value is determined by the Board or the committee in accordance with procedures, which it may from time to time establish. If the purchase price is paid with consideration other than cash, the Board or the committee must determine the fair value of such consideration to us in monetary terms. The exercise price of non-qualified options is determined by the Board of Directors or the committee, but cannot be less than the par value of our common stock on the date the option is granted.

         The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the plan.

         All incentive stock options expire on or before the 10th anniversary of the date the option is granted except as limited above. However, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

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

         In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment is terminated for any reason other than death or disability, the optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options terminate. If an optionee's employment terminates for any reason other than death, disability or retirement, all right to exercise the option terminates not later than 90 days following the date of such termination of employment.

         The Board of Directors or committee may amend, suspend or terminate the 2006 Equity Compensation Plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the Plan. Further, no amendment to this plan which has the effect of increasing the aggregate number of shares subject to this plan (except for adjustments due to changes in our capitalization), or changing the definition of "Eligible Person" under the plan, may be effective unless and until approved by our stockholders, if required, in the same manner as approval of this plan, if required. Any such termination of the plan will not affect the validity of any stock grants or options previously granted thereunder. Unless the plan shall theretofore have been suspended or terminated by the Board of Directors, the 2006 Equity Compensation Plan terminates on February 7, 2016.

Limitation on Liability and Indemnification Matters

         The Nevada Revised Statues allows us to indemnify each of our officers and directors who are made a party to a proceeding if:

 o    the officer or director conducted himself or herself in good faith;

 o his or her conduct was in our best interests, or if the conduct was not in an official capacity, that the conduct was not opposed to our best interests; and

 o in the case of a criminal proceeding, he or she had no reasonable cause to believe that his or her conduct was unlawful. We may not indemnify our officers or directors in connection with a proceeding by or in our right, where the officer or director was adjudged liable to us, or in any other proceeding, where our officer or director are found to have derived an improper personal benefit.

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

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At July 6, 2006 we had 73,942,276 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 6, 2006 relating to the beneficial ownership of shares of our common stock by:

 o each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;
 o    each director;
 o    each executive officer; and
 o    all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 6 Youpeng Road, Qufu, Shandong, China. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted


   Name and Address of               Amount                            Percent
    Beneficial Owner           Beneficial Ownership                    of Class

Laiwang Zhang                         12,539,802                         16.7%
Dongdong Lin                           4,984,108                          6.7%
Chengxiang Yan                                 0                          n/a
Fanjun Wu                              1,732,052                          2.3%
All officers and directors
   as a group (four persons            19,255,962                        26.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 2006, the Company acquired the remaining 20% of Qufu from Shandong Shengwang Group Corporation ("Shandong Group") in exchange for 5,000,000 shares of our common stock valued at $2,775,000. Our president and Chairman, Mr. Laiwang Zhang, is a control person of Shandong Group. Of the total purchase price, approximately $180,000 was allocated to consulting expenses paid to Mr. Zhang as it represented the difference between the purchase price and the valuation of the minority interest purchased. Please see Note 8 of the Notes to Consolidated Financial Statements appearing elsewhere herein. In addition, at Mr. Zhang's instructions, 2,000,000 shares of the consideration were issued to Ms. Dongdong Lin, our CEO.

         Prior to our acquisition in February 2006 of the remaining 20% of Qufu as described above, the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation (2.5%) ("Shengwang Group"), both of which are controlled by Mr. Laiwang Zhang, our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. ("Qufu Vet Ltd") (0.5%) was controlled by a Chinese state owned agency. Subsequent to the Qufu Merger, whereby Sunwin Tech acquired 80% of Qufu, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd, after Qufu Vet Ltd. was dissolved. These events subsequent to the Qufu Merger resulted in the Shengwang Group owning 20% of Qufu.

         Corporation Ltd., Shengwang Group, Qufu Vet Ltd and Shandong Shengwang Pharmaceutical Group Corporation ("Group Corporation") are controlled by our President and Chairman, Mr. Laiwang Zhang. Prior to our acquisition of the remaining 20% of Qufu, our subsidiary Sunwin Tech Group, Inc. acquired the original 80% of Qufu from Group Corporation. In addition, members of our management have been employed by these companies prior to the 80% and 20% acquisition of Qufu, and performed services in conjunction with their duties at, and for, Qufu. From time to time we advanced funds to Corporation Ltd. and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for us at advantageous prices through the buying power provided by Corporation Ltd. in connection with the construction of an additional manufacturing line. At April 30, 2006, all funds advanced to Corporation Ltd. for the purchase of equipment and hiring of construction services on our behalf were utilized and we took possession of the equipment and manufacturing facilities.

         In addition to the foregoing, we paid Shandong Shengwang Pharmaceutical Corporation, Limited a management fee of approximately $123,000 and approximately $85,000 for the fiscal years ended April 30, 2006 and 2005, respectively, which such amount is included in our general and administrative expenses in the financial statements appearing elsewhere in this annual report. As described elsewhere herein, Shandong Shengwang Pharmaceutical Corporation, Limited is controlled by Mr. Zhang, our CEO. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. We do not have a contract with Shandong Shengwang Pharmaceutical Corporation, Limited and the amount of annual management fee is subject to increase at Mr. Zhang's discretion.

ITEM 13.   EXHIBITS

3.1      Articles of Incorporation (1)
3.2      Certificate of Amendment to Articles of Incorporation (2)
3.3      By-Laws (1)
10.1 Share Exchange Agreement dated April 30, 2004 between Network USA, Inc and the shareholders of Sunwin
         Tech Group, Inc. (3)
10.2     Form of Stevia rebaudiana Planting Agreement (4)
10.3 Stock Purchase Agreement between Sunwin Tech Group, Inc., Qufu Natural Green Engineering Company,Limited and Shandong Shengwang Pharmaceutical Group Corporation (4)
10.4     2005 Equity Compensation Plan (5)
10.5     Consulting and Management Agreement with China Direct Investments,
          Inc. (6)
10.6 Lease agreement dated October 1, 2002 between Shandong Shengwang Pharmaceutical Corporation and Qufu Natural Green Engineering Co.,
         Ltd. (7)
10.7 Lease agreement dated October 6, 2002 between Qufu LuCheng Chiya Resident Commitment and Qufu Natural Green Engineering Co., Ltd. (7)
10.8 Lease agreement dated April 1, 2004 between Qufu ShengDa Industry Co., Ltd. and Qufu Natural Green Engineering Co., Ltd.(7)
10.9     Consulting and Management Agreement with Patrick Mak (6)
10.10 Stock Purchase Agreement dated February 7, 2006 between Sunwin International Neutraceuticals, Inc., Qufu
         Natural Green Engineering Company and Shandong Shengwang Pharmaceutical Group Corporation (6)
10.11    2006 Equity Compensation Plan (6)
10.12 Employment Agreement dated February 14, 2006 between Sunwin International Neutraceuticals, Inc. and Pacific Rim Partners, Inc. and Steven Silbert*
31.1     Section 302 Certificate of President *
31.2     Section 302 Certificate of Principal Accounting Officer *
32.1     Section 906 Certificate of President *
32.2     Section 906 Certificate of Principal Accounting Officer *
----------------------------------

*          filed herewith

(1) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000
(2) Incorporated by reference to the Form 8-K/A as filed with the SEC on July 30, 2004.
(3) Incorporated by reference to the Report on Form 8-K as filed with the SEC on May 12, 2004.
(4) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended April 30, 2004.
(5) Incorporated by reference to the Report on Form 8-K as filed with the SEC on April 28, 2005.
(6) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006.
(7) Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            Sherb & Co. LLP has served as our independent registered public accounting firm for fiscal 2006 and fiscal 2005. The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb & Co. LLP for those periods.

                                Fiscal 2006           Fiscal 2005

Audit Fees                        $ 60,000              $55,000
Audit-Related Fees                  11,000               10,500
Tax Fees                                 0                    0
All Other Fees                           0                    0

Total                             $ 71,000              $65,500
                                  ========              =======

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

            The board of directors has adopted a procedure for pre-approval of all fees charged by Sherb & Co. LLP. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to Sherb & Co. LLP with respect to fiscal year 2006 were pre-approved by the entire board of directors.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated:   August 8, 2006               SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                                      By:      /s/ Dongdong Lin
                                              ----------------------------------
                                              Dongdong Lin,
                                              CEO, Principal Executive Officer

                                      By:     /s/ Fanjun Wu
                                              ----------------------------------
                                                Fanjun Wu,
                                               Chief Financial Officer and
                                               principal accounting officer

         Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                               TITLE                             DATE
---------                               -----                             ----

/s/ Laiwang Zhang             President and Chairman,            August 8, 2006
--------------------
Laiwang Zhang

/s/ Dongdong Lin               CEO, principal executive officer,
---------------------          Secretary and director            August 8, 2006
Dongdong Lin

/s/ Fanjun Wu                  Chief Financial Officer and       August 8, 2006
--------------------           principal accounting officer
Fanjun Wu

/s/ Chengxiang Yan             Director                          August 8, 2006
--------------------
Chengxiang Yan

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS


           Report of Independent Registered Public Accounting Firm...........F-2

           Consolidated Financial Statements:

           Consolidated Balance Sheet........................................F-3

           Consolidated Statements of Operations.............................F-4

           Consolidated Statements of Stockholders' Equity...............F-5/A-B

           Consolidated Statements of Cash Flows.............................F-6

           Notes to Consolidated Financial Statements................F-7 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunwin International Neutraceuticals, Inc.
Shandong, China


         We have audited the accompanying consolidated balance sheet of Sunwin International Neutraceuticals, Inc. and its Subsidiaries as of April 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunwin International Neutraceuticals, Inc. and Subsidiaries as of April 30, 2006, and the results of their operations and their cash flows for the years ended April 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.



                          /s/Sherb & Co., LLP
                          Certified Public Accountants


Boca Raton, Florida
June 23, 2006

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                          April 30, 2006




                                              ASSETS
CURRENT ASSETS:
    Cash                                                                                                   $   5,433,691
    Accounts receivable (net of allowance for doubtful accounts of $272,768)                                   2,608,873
    Inventories, net                                                                                           1,778,870
    Prepaid expenses and other                                                                                   967,892
                                                                                                   ----------------------

        Total Current Assets                                                                                  10,789,326

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,847,319)                                         5,375,849
                                                                                                   ----------------------

        Total Assets                                                                                        $ 16,165,175
                                                                                                   ======================


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                            $   255,487
    Accounts payable and accrued expenses                                                                      1,579,402
    Due to related parties                                                                                         8,497
    Advances from customers                                                                                       37,363
                                                                                                   ----------------------

        Total Current Liabilities                                                                              1,880,749

OTHER PAYABLES                                                                                                   134,448
                                                                                                   ----------------------

        Total Liabilities                                                                                      2,015,197
                                                                                                   ----------------------


STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                              -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        73,917,276 shares issued and outstanding)                                                                 73,917
    Additional paid-in capital                                                                                12,013,424
    Retained earnings                                                                                          6,901,883
    Deferred compensation                                                                                     (1,383,906)
    Subscription reveivable                                                                                   (3,680,000)
    Other comprehensive gain - foreign currency                                                                  224,660
                                                                                                   ----------------------

        Total Stockholders' Equity                                                                            14,149,978
                                                                                                   ----------------------

        Total Liabilities and Stockholders' Equity                                                          $ 16,165,175
                                                                                                   ======================

                          See notes to consolidated financial statements.
                                               F-3

         SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                            For the Years
                                                                                            Ended April 30,
                                                                              ------------------------------------------
                                                                                     2006                  2005
                                                                              -------------------   --------------------
NET REVENUES                                                                        $ 15,490,013           $ 12,114,006

COST OF SALES                                                                         10,865,917              8,378,838
                                                                              -------------------   --------------------

GROSS PROFIT                                                                           4,624,096              3,735,168
                                                                              -------------------   --------------------

OPERATING EXPENSES:
     Stock-based consulting expense                                                      569,581                220,000
     Selling expenses                                                                    615,348                923,114
     General and administrative                                                        1,011,026                967,226
                                                                              -------------------   --------------------
        Total Operating Expenses                                                       2,195,955              2,110,340
                                                                              -------------------   --------------------

INCOME FROM OPERATIONS                                                                 2,428,141              1,624,828

OTHER INCOME (EXPENSE):
     Other income                                                                        103,675                 59,094
     Interest expense, net                                                               (35,338)               (62,054)
                                                                              -------------------   --------------------

        Total Other Income (Expense)                                                      68,337                 (2,960)
                                                                              -------------------   --------------------

INCOME BEFORE INCOME TAXES                                                             2,496,478              1,621,868

(BENEFIT) PROVISION FOR INCOME TAXES                                                    (524,481)               513,373
                                                                              -------------------   --------------------

INCOME BEFORE MINORITY INTEREST                                                        3,020,959              1,108,495

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                               (591,145)              (279,381)
                                                                              -------------------   --------------------

NET INCOME                                                                           $ 2,429,814              $ 829,114
                                                                              ===================   ====================

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic                                                 $ 0.05                 $ 0.02
                                                                              ===================   ====================
      Net income per common share - diluted                                               $ 0.05                 $ 0.02
                                                                              ===================   ====================

     Weighted Common Shares Outstanding - basic                                       50,614,262             34,987,824
                                                                              ===================   ====================

     Weighted Common Shares Outstanding - diluted                                     50,639,262             36,224,370
                                                                              ===================   ====================




                 See notes to consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2006 and 2005






                                                       Common Stock, $.001 Par Value
                                                        ---------------------------     Additional
                                                           Number of                     Paid-in       Retained      Deferred
                                                            Shares         Amount        Capital       Earnings     Compensation
                                                         ------------- -------------- ------------- --------------------------------

Balance, April 30, 2004                                    31,617,276       $ 31,617     $ 218,383    $ 3,642,955    $ (100,000)

Common stock issued for services                            1,500,000          1,500       148,500              -      (150,000)

Contributed capital                                                 -              -         6,489              -             -

Common stock in private placement                          10,250,000         10,250       892,315              -             -

Amortization of deferred compensation                               -              -             -              -       250,000

Comprehensive income:
    Net income for the year                                         -              -             -        829,114             -

    Foreign currency translation adjustment                         -              -             -              -             -
                                                         ------------- -------------- ------------- ----------------------------  --

Balance, April 30, 2005                                    43,367,276         43,367     1,265,687      4,472,069             -

Common stock issued for services                            5,090,000          5,090       992,801              -      (762,833)

Common stock issued for acqusition of minority
interest in subsidiary                                      5,000,000          5,000     2,770,000              -             -

Grants of stock warrants                                            -              -        14,563              -             -

Grants of stock options                                                                    798,833              -      (798,833)

Exercise of stock warrants                                 15,500,000         15,500     2,335,000

Exercise of stock options                                   4,960,000          4,960     3,836,540

Amortization of deferred compensation                               -              -             -              -       177,760

Subscription receivable

Comprehensive income:
    Net income for the year                                         -              -             -      2,429,814             -

    Foreign currency translation adjustment                         -              -             -              -             -
                                                         ------------- -------------- ------------- ---------------- ------------

Balance, April 30, 2006                                    73,917,276       $ 73,917  $ 12,013,424    $ 6,901,883  $ (1,383,906)
                                                         ============= ============== ============= ============================

                 See notes to consolidated financial statements.
                                      F-5/A

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2006 and 2005





                                                                             Other           Total
                                                            Subscription Comprehensive    Stockholders'
                                                            Receivable    Gain (Loss)       Equity
                                                           ------------ ---------------- -------------

Balance, April 30, 2004                                            $ -              $ -   $ 3,792,955

Common stock issued for services                                     -                -             -

Contributed capital                                                  -                -         6,489

Common stock in private placement                                    -                -       902,565

Amortization of deferred compensation                                -                -       250,000

Comprehensive income:
    Net income for the year                                          -                -       829,114

    Foreign currency translation adjustment                          -           (2,971)       (2,971)
                                                           ------------ ---------------- -------------

Balance, April 30, 2005                                              -           (2,971)    5,778,152

Common stock issued for services                                     -                -       235,058

Common stock issued for acqusition of minority interest
in subsidiary-                                                       -                      2,775,000

Grants of stock warrants                                             -                -        14,563

Grants of stock options                                              -                -             -

Exercise of stock warrants                                                                  2,350,500

Exercise of stock options                                                                   3,841,500

Amortization of deferred compensation                                                 -       177,760

Subscription receivable                                     (3,680,000)                    (3,680,000)

Comprehensive income:
    Net income for the year                                                           -     2,429,814

    Foreign currency translation adjustment                          -          227,631       227,631
                                                           ------------ ---------------- -------------

Balance, April 30, 2006                                    $(3,680,000)       $ 224,660  $ 14,149,978
                                                           ============ ================ =============



                 See notes to consolidated financial statements.
                                      F-5/B

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For the Years
                                                                                          Ended April 30,
                                                                                -------------------------------------

                                                                                      2006               2005
                                                                                ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                        $ 2,429,814          $ 829,114
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      304,814            291,415
       Stock-based consulting                                                             427,381            250,000
       Minority interest                                                                  841,851            278,083
       Allowance for doubtful accounts                                                   (765,083)          (539,048)
    Changes in assets and liabilities:
       Accounts receivable                                                                (28,970)         1,347,264
       Inventories                                                                      1,065,019          1,033,328
       Prepaid and other current assets                                                  (270,234)          (117,128)
       Due from related parties                                                            74,944            (66,447)
       Other assets                                                                             -             12,077
       Accounts payable and accrued expenses                                             (297,127)          (376,697)
       Income taxes payable                                                              (515,412)           515,412
       Advances to customers                                                               25,849         (1,018,862)
       Accounts payable - long-term                                                         4,260               (102)
                                                                                ------------------ ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               3,297,106          2,438,409
                                                                                ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase (decrease) in due from related parties                                       978,240           (464,455)
    Capital expenditures                                                               (3,952,212)          (981,634)
    Disposal of fixed assets                                                            1,033,682                  -
                                                                                ------------------ ------------------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                                          (1,940,290)        (1,446,089)
                                                                                ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                          -            902,565
    Proceeds from exercise of stock options and warrants                                2,512,000                  -
    Payments on loans payable                                                            (337,054)          (760,694)
                                                                                ------------------ ------------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                         2,174,946            141,871
                                                                                ------------------ ------------------

EFFECT OF EXCHANGE RATE ON CASH                                                           227,631             (2,971)
                                                                                ------------------ ------------------

NET INCREASE IN CASH                                                                    3,759,393          1,131,220

CASH  - beginning of year                                                               1,674,298            543,078
                                                                                ------------------ ------------------

CASH - end of year                                                                    $ 5,433,691        $ 1,674,298
                                                                                ================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:
    Cash paid for:
       Interest                                                                          $ 35,338           $ 62,054
                                                                                ================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:
    Common stock issued for acquisition of minority interest                          $ 2,775,000                $ -
                                                                                ================== ==================
    Contributed capital paid for services                                                     $ -            $ 6,489
                                                                                ================== ==================
    Stock Options granted for deferred compensation                                     $ 798,833                $ -
                                                                                ================== ==================
    Common stock issued for subscription receivable                                   $ 3,680,000                $ -
                                                                                ================== ==================



                 See notes to consolidated financial statements.
                                       F-6

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

The Company

Sunwin International Neutraceuticals, Inc. was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. ("Network"). The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 100% owned subsidiary, Qufu Natural Green Engineering Company Limited and its subsidiaries ("Qufu"). Qufu is a Chinese limited liability company, organized under the laws of the Peoples Republic of China, with principal offices in Qufu, China. Qufu was founded in July 1999 and was re-registered in January 2004 to change its capital structure. Qufu has three wholly owned Chinese subsidiaries, Shengya Veterinary Medicine Co., Ltd (formerly known as Shangong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory. Qufu is engaged in the areas of essential traditional Chinese medicine, 100 percent organic herbal medicine, nutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients.

On January 26, 2004, effective February 1, 2004, Sunwin Tech Group, Inc., ("Sunwin Tech") a Florida corporation that became a wholly-owned subsidiary of the Company (on April 30, 2004; see the following paragraph) entered into a Stock Purchase Agreement with Shandong Shengwang Pharmaceutical Group Corporation ("Group Corporation") a major shareholder of Qufu, Under this agreement, Shandong exchanged 80% of the issued and outstanding capital stock of Qufu in exchange for 100% of the issued and outstanding capital stock of Sunwin Tech Group, Inc. ("Sunwin") with a fair market value of $95,000. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Qufu, pursuant to which Sunwin Tech is treated as the continuing entity.

On April 30, 2004, under a Share Exchange Agreement, Network issued 17,000,004 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Sunwin Tech Group, Inc., a Florida corporation, from its four shareholders: Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Sunwin Tech with the former shareholders of the Network retaining 11,492,268 or approximately 36.3% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Network due to the recapitalization and the consolidated financial statements reflect the operations of Network and its subsidiaries for the periods presented.

In connection with the Share Exchange Agreement, Sunwin Tech purchased 4,500,000 shares of the common stock of Network owned by the former principal shareholders of Network, for $175,000, and, at the closing Sunwin Tech distributed the 4,500,000 shares to Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata according to their ownership of Sunwin Tech immediately prior to the closing. This transaction did not affect the issuance of common shares by Network.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

The Company (Continued)

Effective July 27, 2004 Network changed its name to Sunwin International Neutraceuticals, Inc. ("Sunwin"). Henceforth Network or Sunwin are to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding that company. The Company filed an amendment to its Articles of Incorporation on July 12, 2004 to change its name, and to increase the number of shares of common stock it is authorized to issue to 200,000,000 shares, $.001 par value per share.

Also, effective July 27, 2004, the Company effected a six for one (6:1) forward stock split of its issued and outstanding common stock. Each stockholder of record at the close of business on July 27, 2004 received five additional shares of common stock for each share of common stock held. All share and per-share information has been restated to reflect this forward stock split.

As noted previously, prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu ("the Qufu Merger") from Shandong Shengwang Pharmaceutical Group Corporation ("Group Corporation"), a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for all shares of Sunwin Tech's common stock. At the time of this merger the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation (2.5%) ("Shengwang Group"), both of which are controlled by our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. ("Qufu Vet Ltd.") (0.5%), was controlled by a Chinese state owned agency.

Subsequent to the Qufu Merger, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd., after Qufu Vet Ltd. was dissolved. These events subsequent to the Qufu Merger, resulted in the Shengwang Group owning 20% of Qufu.

In February 2006, the Company acquired the remaining 20% minority interest of Qufu from Shandong Group in exchange for 5,000,000 shares of our common stock valued at $2,775,000. Our President and Chairman, is a control person of Shandong Group. Of the total purchase price, approximately $180,000 was allocated to consulting expenses paid to the President and Chairman as it represented the difference between the purchase price and the valuation of the minority interest purchased. The minority interest income for the year end April 30, 2006 represents the minority interest's proportional share of Qufu's net income up until the date we acquired the minority interest ownership in Qufu.

On February 7, 2006, the Company formed a wholly owned subsidiary in Florida, Sunwin Stevia International Corp. The purpose of this subsidiary is to establish a North American distribution network for stevioside manufactured by our company.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

Basis of presentation

On April 11, 2006, the Company formed a wholly owned subsidiary in California, Sunwin California, Inc. The purpose of this subsidiary is to exploit the distribution of Chinese herbs in Chinese communities within California.

On April 20, 2006, the Company formed a wholly owned subsidiary in Canada, Sunwin (Canada) Pharmaceutical Limited, in order to market its Chinese herb-based medicines throughout Canada. The newly formed subsidiary will submit applications to health Canada for products licenses in order to distribute their products in Canada.

The consolidated statements include the accounts of Sunwin International Neutraceuticals, Inc. and its wholly and partially-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, the reserve for obsolete inventory and the useful life of property, plant and equipment.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At April 30, 2006, the allowance for doubtful accounts was $272,768.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

Advances from customers

Advances from customers at April 30, 2006 of $37,363 consist of a prepayment to the Company for merchandise that had not yet shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

Income per Share

Net income per common share for the years ended April 30, 2006 and 2005 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share". As of April 30, 2006, there were options to purchase 25,000 shares of common stock, which dilute future earnings per share.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which are from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,"Foreign Currency Translation," and are included in determining net income or loss.

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the Chinese dollar ("RMB") and the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2006 was $224,660.

On July 21, 2005, the central government of China allowed the Chinese dollar or RMB to fluctuate, ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

Comprehensive income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended April 30, 2006 included net income and foreign currency translation adjustments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of April 30, 2006, bank deposits in the United States exceeded federally insured limit by $424,757. At April 30, 2006, the Company had approximately $4,908,934 in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through April 30, 2006. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce potential credit risk.

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

Research and development

Research and development costs are expensed as incurred and amounted to $115,137 and $171,335 for the years ended April 30, 2006 and 2005, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and Development costs are incurred on a project specific basis.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company: The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended April 30, 2006 and 2005 totaled approximately $171,896 and $212,865, respectively. Sunwin incurred a decrease in advertising costs related to its veterinary medicine division. Industry regulations adopted by the central government regarding good manufacturing process ("GMP") have limited competition in the industry. As such the Company has reduced their advertising expenditures in the veterinary medicine department.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed. On February 7, 2006, the Board of Directors approved the acquisition of the remaining 20% of Qufu from Shandong Shengwang Group Corporation. As a result, Qufu is a wholly-owned subsidiary of the Company, effective on February 1, 2006. There is no minority interest as of April 30, 2006. The acquisition of the remaining 20% of Qufu was a non cash transaction, whereby we issued 5,000,000 shares of our common stock to acquire the remaining 20% of Qufu. The minority interest income for the year end April 30, 2006 represents the minority interest's proportional share of Qufu's net income up until the date we acquired the minority interest ownership in Qufu.

Shipping and costs

Shipping costs are included in selling expenses and totaled $357,941 and $273,992 for the years ended April 30, 2006 and 2005, respectively.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No.43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. Adopting the new standard does not significantly impact the Company's consolidated financial statements as of April 30, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. The Company has adopted FAS No.123R in the second quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after December 15, 2005. The adoption of this pronouncement is not expected to have any significant effect on the Company's financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), Accounting Changes and Error Corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 also requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on April 1, 2006, which we do not expect SFAS No. 154 to have a significant impact on our consolidated financial condition and results of operations.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 2 - INVENTORIES

At April 30, 2006, inventories consisted of the following:

         Raw materials                                $          873,376
         Finished goods                                          968,819
                                                           --------------
                                                               1,842,195

         Less: reserve for obsolete inventory                    (63,325)
                                                           --------------
                                                      $        1,778,870
                                                           ==============

NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2006, property and equipment consisted of the following:

                                  Estimated Life

         Office Furniture            7 Years        $     2,054
         Auto and Truck             10 Years        $     3,927
         Manufacturing Equipment    20 Years        $ 4,831,178
         Building                   20 Years        $ 1,719,740
         Office Equipment            5 Years        $    71,302
         Construction in Process           -        $   594,967
                                                    ------------
                                                    $ 7,223,168
         Less: Accumulated Depreciation             $(1,847,319)
                                                    -------------
                                                   $ 5,375, 849

For the years ended April 30, 2006 and 2005, depreciation expense amounted to $304,814 and $291,415, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

Before February 7, 2006, the minority shareholder of Qufu, which owned 20% of that company, was Shandong Shengwang Group Corporation ("Shengwang Group"). On February 7, 2006, the Company acquired 20% of Qufu from Group Corporation. As a result, Qufu is a wholly-owned subsidiary of the Company, effective on February 1, 2006. Prior to the acquisition of the minority interest of Qufu, the minority interest was owned by Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation (2.5%) ("Shengwang Group"), both of which are controlled by our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. ("Qufu Vet Ltd.") (0.5%) was controlled by a Chinese state owned agency.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Due from related parties (Continued)

Prior to acquisition of the minority interest, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd,, after which Qufu Vet Ltd. was dissolved. These events, resulted in the Shengwang Group owning 20% of Qufu.

Many of the members of the Company's management have been employed by Shandong Shengwang Pharmaceutical Group Corporation (the original 80% owner of Qufu) ("Group Corporation"), Corporation Ltd, and Shengwang Group prior to the 80% and 20% acquisition of Qufu, and performed services in conjunction with their duties at, and for, Qufu and the Company.

From time to time the Company advance funds to Corporation, Ltd. and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for the Company at advantageous prices through the buying power provided by Corporation, Ltd. in connection with the Company building an additional manufacturing line. At April 30, 2006, all funds advanced to Corporation, Ltd. for the purchase of equipment and hiring of construction services on the Company's behalf were utilized and the Company took possession of the equipment and manufacturing facilities.

The Company pays management fees to Corporation, Ltd. The management fees which are included in general and administrative expenses for the years ended April 30, 2006 and April 30, 2005 were $123,078 and $ 43,806 respectively. At April 30, 2006, the Company owed Corporation, Ltd. $8,497 for management fees.

Consulting agreement

On June 11, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. for business development and management services, effective May 1, 2005. In connection with this agreement, the Company was required to issue 665,000 shares of the Company's common stock payable on a quarterly basis on August 31, 2005, November 30, 2005, February 28, 2006 and May 1, 2006 for a total of 2,660,000 shares. In November 2005, the Company issued 1,330,000 shares of common stock due under this consulting agreement. A total of 1,330,000 shares were issued under this June 2005 agreement. The remaining 1,330,000 to be issued under this agreement were issued under a January 2006 service agreement.

In January 2006, the Company issued the remaining 1,330,000 shares due under this contract and entered into a new consulting agreement with China Direct Investments, Inc. In connection with the issuance of 2,660,000 common shares under the original consulting agreement, the Company recorded stock-based consulting expense of $235,058 and deferred consulting expense of $203,933 to be amortized over the new contract term of 36-months based on the fair value of common shares issuable at the end of each month of the service period at shares prices ranging from $.11 to $.20 per share. Effective January 1, 2006, the Company entered into a three-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with the new agreement, the Company issued 2,430,000 shares of common stock, plus the remaining 1,330,000 remaining to be issued under the June 2005 service agreement.
                                      F-16

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Consulting agreement (Continued)

The Company valued these shares using the fair value of common shares on grant date at approximately $.23 per share and recorded deferred consulting expense of $558,900 to be amortized over the service period. For the year ended April 30, 2006, amortization of deferred consulting expense amounted to $84,760.

NOTE 5 - ACQUISITIONS

On January 26, 2004, the Company entered into a Stock Purchase Agreement, effective February 1, 2004 with Shandong Shengwang Pharmaceutical Group Corporation ("Shandong"), a 90% shareholder of Qufu Natural Green Engineering Company Limited and its subsidiaries ("Qufu"). Qufu is a Chinese limited liability company with principal offices in Qufu City, Shandong, China. Under this agreement, Shandong exchanged 80% of the issued and outstanding capital stock of Qufu in exchange for 100% of the issued and outstanding capital stock of Sunwin Tech Group, Inc. with a fair market value of $95,000. The Company accounted for this acquisition using the purchase method of accounting. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Qufu, pursuant to which Sunwin is treated as the continuing entity.

On February 7, 2006, the Company acquired 20% of Qufu Natural Green Engineering Company, Limited from Shandong Shengwang Group Corporation. As a result, Qufu Natural Green Engineering Company, Limited is a wholly-owned subsidiary of the Company, effective on February 1, 2006. There is no minority interest for the year ended April 30, 2006.

NOTE 6 - LOANS PAYABLE

Loans payable consisted of the following at April 30, 2006:


Note to Bank of China dated February 28, 2006, due in
quarterly installments  through February 28, 2007.
Interest rate at 6.9030%. Secured by equipment         $     255,487
                                                        -------------
          Total                                         $    255,487
                                                        ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). During the year ended April 30, 2006 the Company obtained approval from the Peoples Republic of China to have its income taxes abated. Such approval is in effect for the year end April 30, 2006, and was also granted for the prior fiscal year ended April 30, 2005. The Income tax benefit reflected in year end April 30, 2006 is for the reduction of income taxes payable owing from the year ended April 30, 2005.

The components of income before income tax consist of the following:

                                                     Year Ended April 30,
                                              ---------------------------------
                                                   2006               2005
                                              --------------     --------------
 US Operations                               $     (682,742)    $     (288,410)
 Chinese Operations                               3,179,220          1,910,278
                                              --------------     --------------
                                             $    2,496,478     $    1,621,868
                                               ==============     ==============

The components of the (benefit) provision for income taxes are as follows:

                                                     Year Ended April 30,
                                               ---------------------------------
                                                    2006               2005
                                               --------------     --------------

  Federal, State and Local                     $         -          $        -
  Peoples Republic of China
          - Federal and Local                     (524,481)            513,373
                                               --------------     --------------
                                               $  (524,481)        $   513,373
                                               ==============     ==============

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 7 - INCOME TAXES (Continued)

The table below summarizes the differences between the Company's effective tax rate and the statutory US Federal rate as follows for years ended April 30, 2006 and 2005:

                                                                                    Year Ended April 30
                                                                               ------------- --- -------------
                                                                                   2006              2005
                                                                               -------------     -------------
     Income tax at Federal statutory rate                                   $       874,000   $       568,000
     Permanent differences - stock based compensation                               136,000            87,000
     US tax rate in excess of foreign tax rate                                     (50,000)          (32,000)
     US net operating loss not available against foreign income                      89,000            13,000
     Other reconciling items for foreign income taxes                                     -         (123,000)
     Abatement of foreign income taxes year end April 30, 2006                    (1,049,000)              -
                                                                               -------------     -------------
                                                                                          -           513,000
     Year end April 30, 2005 foreign income
       taxes abated in year end April April 30, 2006
                                                                                  (525,000)                 -
                                                                               -------------     -------------
     Tax (benefit) provision                                                $     (525,000)   $       513,000
                                                                               =============     =============


The Company has a net operating loss ("NOL") carryforward for United States income tax purposes at April 30, 2006 expiring through the year 2026. Management estimates the NOL as of April 30, 2006 to be approximately $620,000. The utilization of the Company's NOL's maybe limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company's deferred tax asset as of April 30, 2006 is as follows:

           NOL carryforwards                                 $        135,000
           Valuation allowance                                       (135,000)
                                                               ---------------
           Deferred tax asset, net of allowance               $             -
                                                               ===============


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common Stock

On July 27, 2004, the Company's board of directors approved a 6 for 1 forward stock split. All per share data included in the accompanying consolidated financial statement have been adjusted retroactively to reflect the forward split.

On April 30, 2004, the Company issued 1,000,002 shares of common stock for debt. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. In connection with these shares, the Company reduced a loan payable by $100,000.

On April 30, 2004, the Company granted 2,125,002 shares of common stock to consultants for business development and marketing services. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share.

In connection with these shares issued on April 30, 2004, for the years ended April 30, 2005 and 2004, the Company recorded stock-based consulting expense of $100,000 and $112,500, respectively.

On May 1, 2004, the Company entered into three one-year consulting agreements with third party consultants for business development services and for management services relating to the payment of professionals for legal and accounting services. In connection with these consulting agreements, the Company issued an aggregate of 1,500,000 shares of common stock. The Company valued these shares at the quoted trading price on the date of grant of $0.10 per common share. For the year ended April 30, 2005, in connection with these shares, the Company recorded stock-based consulting expense of $120,000 and professional fees of $30,000 (included in general and administrative expense).

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

On April 12, 2005, the Company completed an $875,000 financing consisting of 8,750,000 shares of our common stock at $.10 per share, and Class A Common Stock Purchase Warrants to purchase an additional 13,125,000 shares. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.15 per share, subject to adjustment. In connection with this financing, the Company received net proceeds of $782,565.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)

During the year ended April 30, 2006, the Company issued 15,500,000 shares of common stock in connection with the exercise of common stock warrants for proceeds of $2,350,500.

During the year ended April 30, 2006, the Company issued 4,960,000 shares of common stock in connection with the exercise of common stock options for net proceeds of $161,500 and share subscription receivable of $3,680,000.

During the year ended April 30, 2006, the Company issued 2,660,000 shares of common stock for services rendered (See Note 4). In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $235,058 and deferred consulting expense of $203,933 based on the fair value of common shares issued at the end of each month of the service period. Additionally, effective January 1, 2006, the Company entered into a new three-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this new agreement, the Company issued 2,430,000 shares of common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.23 per share and recorded deferred consulting expense of $558,900 to be amortized over the service period. For the year ended April 30, 2006, amortization of deferred consulting expense amounted to $84,760.

On February 7, 2006, the Company issued 5,000,000 shares of common stock to acquire the 20% minority interest of Qufu based on 20% of the shareholder equity of Qufu. In connection with the issuance of these common shares, the Company holds a 100% ownership interest in Qufu Natural Green Engineering Company, Limited. The acquisition of the remaining 20% of Qufu was a non cash transaction, whereby we issued 5,000,000 shares of our common stock to acquire the remaining 20% of Qufu. The minority interest income for the year end April 30, 2006 represents the minority interest's proportional share of Qufu's net income up until the date we acquired the minority interest ownership in Qufu. The Company recognized stock based consulting expense of $179,994. This amount of $179,994 represents the difference between the purchase price of $2,775,000 (5,000,000 common shares at $.555 per share) and the valuation of the minority interest of $2,595,006 that was purchased.

Stock Options

On March 23, 2005, the Company's Board of Directors authorized and adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The Company has currently reserved 5,000,000 of its authorized but unissued shares of common stock for issuance under the 2005 Plan. On February 7, 2006, the Company's Board of Directors authorized and adopted the 2006 Equity Compensation Plan (the "2006 Plan"). The Company has currently reserved 6,200,000 of its authorized but unissued shares of common stock for issuance under the 2006 Plan. The number of shares authorized under the 2005 or 2006 Plan, may be amended (subject to adjustment in the event of certain changes in our capitalization) without further action by the Board of Directors and stockholders, as required.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

The purpose of these Plans is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to the Company. Subject to the limitation on the aggregate number of shares issuable under the 2005 and 2006 Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

The 2005 and 2006 Plan is administered by the Company's Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plans, and the interpretation of the provisions thereof and of the related option agreement, are resolved by the Board or committee.

Plan options may either be options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. The Company's officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only its employees are eligible to receive incentive options. In addition, the 2005 and 2006 Plans allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

Any incentive option granted under the plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each Plan's option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of either the 2005 or 2006 Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.
                                      F-22

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

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

As of April 30, 2006, there are no available shares to be issued, or granted with options, under the 2005 Plan. Under the 2005 Plan a total of 2,660,000 common shares were issued to satisfy the requirements under the service consulting agreement from June 2005, a total of 1,430,000 common shares were issued to satisfy the requirements under the service consulting agreement from January 2006, and the Company granted options to purchase 910,000 shares for a consulting agreement entered into in November 2005. These options granted for the purchase of 910,000 shares of common stock were exercised in the year ended April 30, 2006.

As of April 30, 2006, there are 1,265,000 shares available to be issued, or granted with options, under the 2006 Plan. Under the 2006 Plan a total of 860,000 common shares were issued to satisfy the requirements under a service consulting agreement from January 2006, in February 2006 the Company granted options to purchase 4,000,000 shares to employees, and the Company granted option to purchase 75,000 shares under a consulting agreement entered into in February 2006. All options granted for the purchase by employees of 4,000,000 shares of common stock were exercised in the year ended April 30, 2006. Of the options granted to the consultant for the purchase of 75,000 shares of common stock a total of 50,000 were exercised in the year ended April 30, 2006.

The following options were granted during the year ended April 30, 2006:


- On November 4, 2005, the Company entered into the consulting agreements with three consultants for general business development. These agreements have a term of one year. In addition the consultants will assist the Company in the marketing and selling of its Stevia and Chinese herb products in North America. The Company granted the three consultants an aggregate of 910,000 options to purchase 910,000 shares of the Company's common stock at $0.15 per share. These options were granted under the Company's 2005 equity compensation plan. The fair value of these option grants were estimated at $0.062 per option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- %; expected volatility of 92 %; risk-free interest rate of 3.75 % and an expected holding period of one year. In connection with these options, the Company recorded deferred compensation of $56,292 to be amortized over the service period of one year. For the year ended April 30, 2006, amortization of deferred consulting expense amounted to $28,146. These options have a one year life. All options were exercisable on the date of grant. All 910,000 options have been exercised during the year ended April 30, 2006.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

- On February 7, 2006, the Company issued 4,000,000 options to purchase shares of the Company's common stock to five employees. These options are for services to be rendered over three years. Of these 4,000,000 options issued to the employees, options to purchase 3,200,000 shares of the Company's common stock at $0.90 per share were granted to four employees and options to purchase 800,000 shares of the Company's common stock at $1.00 per share were granted to one employee. These options have a life of one year. These options were granted under the Company's 2006 equity compensation plan. The fair value of these option grants were estimated at $0.184 and $ 0.169 per option respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- %; expected volatility of 119 %; risk-free interest rate of 4.65 % and an expected holding period of one year. In connection with these options, the Company recorded deferred compensation of $722,137 to be amortized over the service period of three years. For the year ended April 30, 2006, amortization of deferred consulting expense amounted to $60,178. All options were exercisable on the date of grant. All 4,000,000 options have been exercised during the year ended April 30, 2006.

- On February 7, 2006, the Company entered into a three-month consulting agreement with a consultant to formulate a comprehensive marketing plan to distribute Stevioside manufactured by the Company, in North America. Under the agreement, the Company will pay the consultant $50,000 and grant the consultant 25,000 options per month for a period of three months. These options were granted under the Company's 2006 equity compensation plan. The options are to purchase common stock at $0.50 per share for a period of one year. The fair value of these option grants were estimated at $0.272 per option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 119 percent; risk-free interest rate of 4.65 percent and an expected holding period of one year. In connection with these options, the Company recorded deferred compensation of $20,404 to be amortized over the service period of one year. For the year ended April 30, 2006, amortization of deferred consulting expense amounted to $4,676. These options have a life of five years. All options were exercisable on the date of grant. A total of 75,000 options have been granted under this consulting agreement. Of these granted options 50,000 have been exercised during the year ended April 30, 2006.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common stock options  (Continued)

     A summary of the status of the Company's outstanding stock options granted as of April 30,2006 and changes during the period are as follows:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                            Shares                        Price
                                            --------                   ---------
     Outstanding at April 30, 2004                -                      $    -
     Granted                                      -                           -
     Exercised                                    -                           -
     Forfeited                                    -                           -
                                            --------                    --------
     Outstanding at April 30, 2005                -                     $     -
     Granted                              4,985,000                       0.773
     Exercised                            4,960,000                       0.774
     Forfeited                                    -                           -
                                           ---------                    --------
     Outstanding at April 30, 2006           25,000                     $  0.50
                                            ========                    ========

     Options exercisable at end of period    25,000                     $  0.50
                                             ======                     ========

         Weighted-average fair value of options
         granted during the period                                       $0.773

The following information applies to all options outstanding at April 30, 2006:

                                                Options Outstanding           Options Exercisable
                                            ----------------------------    -------------------------
                                            Weighted
                                            Average           Weighted                           Weighted
                                            Remaining         Average                            Average
                                            Contractual       Exercise                           Exercise
Range of Exercise Prices    Shares          Life (Years)      Price              Shares           Price
 ------------------------ -----------       ------------     -----------     --------------   --------------
     $0.50                  25,000            0.78            $ 0.50            25,000            0.50


Common stock warrants

In July 2004, in connection with a private placement, the Company granted two-year common stock purchase warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock with an exercise price of $0.167 per share. These warrants contain standard anti-dilution protection for the warrant holder in the event of stock splits, recapitalization or reorganization by the Company. All 1,500,000 warrants have been exercised during the year ended April 30, 2006.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common stock warrants (Continued)

On April 12, 2005, in connection with a private placement, the Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 13,125,000 shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $0.15 per share, subject to adjustment. Additionally, in connection with this private placement, the Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 375,000 shares of the Company's common stock for a period of five years, at an exercise price of $0.15 per share as a placement fee. The number of shares issuable upon the exercise, and the exercise price per share, are subject to adjustment in the event the Company issues additional shares of common stock as a dividend or other distribution or for stock splits or combinations. The number of shares of the Company's common stock and the exercise price of the warrant are also subject to adjustment in the event the Company issues additional shares of its common stock or any other securities which are convertible or exercisable into shares of its common stock at a per share price less than the exercise price of the warrant, other than in certain specific instances, in which event the exercise price of the warrant would be reset to the lower price. All 13,625,000 warrants granted in connection with this private placement have been exercised during the year ended April 30, 2006.

On May 1, 2005, the Company entered into a two-month agreement with China Direct Investments, Inc., a related party, to provide consulting and advisory services to assist the Company. The consultant received an aggregate of 500,000 Class A Common Stock Purchase Warrants to purchase shares of the Company's common stock at an exercise price of $0.15 per share for one year. The fair value of this warrant grant was estimated at $0.029 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- %; expected volatility of 45 %; risk-free interest rate of 4.00 % and an expected holding period of 5 years. In connection with these warrants, the Company recorded stock-based consulting expense of $14,564. All 500,000 warrants granted in connection with this agreement have been exercised during the year ended April 30, 2006.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common stock warrants (Continued)

A summary of the status of the Company's outstanding stock warrants granted as of April 30, 2006 and changes during the period is as follows:
                                                                      Weighted
                                                                      Average
                                                                     Exercise
                                                   Shares             Price
                                                --------------    --------------
         Outstanding at April 30, 2004                      -       $        -
         Granted                                   15,000,000            0.151
         Exercised                                          -                -
         Forfeited                                          -                -
                                                  ------------      ------------
         Outstanding at April 30, 2005             15,000,000       $    0.151
         Granted                                      500,000            0.150
         Exercised                                 15,500,000            0.151
         Forfeited                                          -                -
                                                  ------------      ------------
         Outstanding at April 30, 2006                      -        $       -
                                                  =============     ============

         Warrants exercisable at end of period               -       $       -
                                                  =============     ============
         Weighted-average fair value of warrants
          granted during the period                                  $    0.150
                                                                    ============

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office and manufacturing space under leases in Shandong, China that expire through 2013. All facilities related to traditional Chinese medicine are leased from Shandong Shengwang Pharmaceutical Group Corporation. This lease term will be expired on Oct0ber 1, 2012 with annual lease payment of $19,940. Future minimum rental payments required under these operating leases are as follows:

            Period:                           Total:          Shandong

   Period Ended April 30, 2007              $ 46,320          $ 19,940
   Period Ended April 30, 2008              $ 48,605          $ 19,940
   Period Ended April 30, 2009              $ 48,605          $ 19,940
   Period Ended April 30, 2010              $ 48,605          $ 19,940
   Period Ended April 30, 2011              $ 48,605          $ 19,940
   Thereafter                               $ 76,334          $ 28,249

Rent expense included in general and administrative expenses for the years ended April 30, 2006 and 2005 amounted to $46,990 and $42,479, respectively.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 10 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company.

NOTE 11 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are mainly derived from sale of herbs, beet sugar and veterinary products in the Peoples Republic of China ("PRC"). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 11 - OPERATING RISK (Continued)

(f) Performance of subsidiaries risk

Currently all of the Company's revenues are derived via the operations of Qufu and its subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the subsidiary companies include the fact that Qufu and all of their subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended April 30, 2006 and 2005, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (stevioside). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the year ended April 30, 2006 and 2005 is as follows:

Year Ended April 30, 2006 (Unaudited):


                                               Chinese and           Natural          Corporate and         Consolidated
                                                  Animal            Sweetener
                                                Medicines          (Stevioside)           Other
                                              ---------------     ---------------     ---------------      ----------------
   Net Revenues                           $        8,288,493       $  7,201,520       $            -        $   15,490,013
   Interest expense (income)                          37,729             (2,391)                   -                35,338
   Depreciation and amortization                     149,608             155,206                   -               304,814
   Net income (loss)                               1,927,890           1,184,666            (682,742)            2,429,814
   Long-lived asset expenditures                   2,599,074           1,353,138                   -             3,952,212
   Segment Assets                         $        7,664,588       $   7,858,330       $     642,257        $   16,165,175



Year Ended April 30, 2005(Unaudited):



                                               Chinese and           Natural
                                                  Animal            Sweetener        Corporate and
                                                Medicines         (Stevioside)           Other             Consolidated
                                             ---------------     --------------     ---------------      ---------------
   Net Revenues                             $      6,573,440      $   5,540,566     $          -         $   12,114,006
   Interest expense (income)                          46,914             11,240            3,900                 62,054
   Depreciation and amortization                      96,092            195,323                -                291,415
   Net income (loss)                                 614,703            502,821         (288,410)               829,114
   Long-lived asset expenditures                     770,198            211,436                -                981,634
   Segment Assets                            $     4,249,534       $  5,687,174     $    900,777         $   10,837,485


           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2006 and 2005

NOTE 13 - SUBSEQUENT EVENTS (unaudited)

On May 31, 2006, the Company has entered into an oral agreement with Shandong Yulong Group Company, Limited ("Yulong") to acquire 100% ownership of Qufu Pharmaceuticals Factory ("Qufu Pharmaceuticals"). Qufu Pharmaceuticals Factory, founded in 1994, a wholly owned subsidiary of Yulong, manufactures and distributes Class I medicines in China. The medicines are derived from chemical compounds not from herbal based remedies. The Company will issue shares of its common stock to acquire Qufu Pharmaceuticals. The acquisition will enable the Company to diversify its revenues into another segment.