Form 10QSB
period 2006-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2006-09-25
CIK 806592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended July 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission file number: 033-10456

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

(Exact name of small business issuer as specified in charter)

Nevada	56-2416925
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6 Youpeng Road

Qufu, Shandong, China 273100

(Address of principal executive offices)

(86) 537-4424999

(Issuer’s telephone number)

not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At September 1, 2006, there were 73,942,276 shares of the registrant's common stock was issued and outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business solely within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED JULY 31, 2006

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited)
July 31, 2006 ..........................................................................................................3
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended July 31, 2006 and 2005......................................4
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended July 31, 2006 and 2005......................................5

Notes to Consolidated Financial Statements...............................................................6-19

Item 2 - Management's Discussion and Analysis or Plan of Operation.................20-30

Item 3 – Controls and Procedures......................................................................................31

PART II - OTHER INFORMATION

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
July 31, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$ 5,568,568
Accounts receivable (net of allowance for doubtful accounts of $ 274,234)	2,733,917
Inventories net	2, 869,121
Prepaid expenses and other Assets	757,841

Total Current Assets	11,929,447

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,984,816)	5,281,932
Total Assets	$ 17,211,379

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$ 976,860
Accounts payable and accrued expenses	1,593,010
Due to related parties	29,207
Advances from customers	7,017
Total Current Liabilities	2,606,094
OTHER PAYABLES	135,171
Total Liabilities	2,741,265

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
No shares issued and outstanding)	-
Common stock ($.001 Par Value; 200,000,000 shares authorized;
73,942,276 shares issued and outstanding)	73,942
Additional paid-in capital	12,025,899
Retained earnings	6,993,458
Deferred compensation	(1,240,984)
Subscription reveivable	(3,680,000)
Other comprehensive gain - foreign currency	297,799
Total Stockholders' Equity	14,470,114
Total Liabilities and Stockholders' Equity	$ 17,211,379

See notes to consolidated financial statements
-3-
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months
	Ended July 31,
	2006	2005
	(Unaudited)	(Unaudited)
NET SALES	$ 3,444,619	$ 3,171,087
COST OF SALES	2,520,788	2,240,689

GROSS PROFIT	923,831	930,398

OPERATING EXPENSES:
Stock-based consulting expense	142,922	33,427
Selling expenses	434,724	366,710
General and administrative	269,804	230,401

Total Operating Expenses	847,450	630,538

INCOME FROM OPERATIONS	76,381	299,860
OTHER INCOME (EXPENSE):
Other (expense)income	(111)	150,427
Interest income(expense)	15,305	(9,212)

Total Other Income (Expense)	15,194	141,215

INCOME BEFORE PROVISION INCOME TAXES	91,575	441,075

BENEFIT (PROVISION) FOR INCOME TAXES	-	(103,166)

INCOME BEFORE MINORITY INTEREST	91,575	337,909
MINORITY INTEREST IN INCOME OF SUBSIDIARY	-	(82,533)
NET INCOME	91,575	255,376
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	73,139	109,525

COMPREHENSIVE INCOME	$ 164,714	$ 364,901
NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income per common share – basic	$ 0.00	$ 0.01
Net income per common share – diluted	$ 0.00	$ 0.01
Weighted Common Shares Outstanding – basic	73,938,200	43,367,276
Weighted Common Shares Outstanding – diluted	73,938,200	43,367,276

See notes to consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended July 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 91,575	$ 255,376
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	137,497	24,345
Stock-based consulting	142,922	33,427
Minority interest	-	82,533
Allowance for doubtful accounts	1,466	102,475
Changes in assets and liabilities:
Accounts receivable	(126,510)	54,924
Inventories	(1,090,251)	1,168,491
Prepaid and other current assets	210,051	(440,303)
Due to related parties	20,710	-
Accounts payable and accrued expenses	14,331	(363,507)
Income taxes payable	-	102,962
Advances to customers	(30,346)	68,994

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(628,555)	1,089,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from exercise of stock option and warrants	12,500	-
Capital expenditures	(43,580)	(704,071)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(31,080)	(704,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	721,373	-
Payments on loans payable	-	(120,678)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	721,373	(120,678)

EFFECT OF EXCHANGE RATE ON CASH	73,139	40,830
NET INCREASE IN CASH	134,877	305,798
CASH - beginning of year	5,433,691	1,674,298
CASH - end of period	$ 5,568,568	$ 1,980,096
See notes to consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT

ACCOUNTING POLICIES

The Company

Sunwin International Neutraceuticals, Inc. was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 100% owned subsidiary, Qufu Natural Green Engineering Company Limited and its subsidiaries (“Qufu”). Qufu is a Chinese limited liability company, organized under the laws of the Peoples Republic of China, with principal offices in Qufu, China. Qufu was founded in July 1999 and was re-registered in January 2004 to change its capital structure. Qufu has three wholly owned Chinese subsidiaries, Shengya Veterinary Medicine Co., Ltd (formerly known as Shangong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory. Qufu is engaged in the areas of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, natural sweetener (beet sugar), and animal medicine prepared from 100% organic herbal ingredients.

On January 26, 2004, effective February 1, 2004, Sunwin Tech Group, Inc., (“Sunwin Tech”) a Florida corporation that became a wholly-owned subsidiary of the Company (on April 30, 2004; see the following paragraph) entered into a Stock Purchase Agreement with Shandong Shengwang Pharmaceutical Group Corporation, Limited ("Group Corporation") a major shareholder of Qufu. Under this agreement, Group Corporation exchanged 80% of the issued and outstanding capital stock of Qufu in exchange for 100% of the issued and outstanding capital stock of Sunwin Tech with a fair market value of $95,000. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Qufu, pursuant to which Sunwin Tech is treated as the continuing entity.

On April 30, 2004, under a Share Exchange Agreement, the Company issued 17,000,004 shares of its common stock for the acquisition of all of the outstanding capital stock of Sunwin Tech from its four shareholders: Messrs. Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Sunwin Tech with the former shareholders of the Company retaining 11,492,268 or approximately 36.3% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

In connection with the Share Exchange Agreement, Sunwin Tech purchased 4,500,000 shares of the common stock of the Company owned by the former principal shareholders of the Company, for $175,000, and, at the closing Sunwin Tech distributed the 4,500,000 shares to Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata according to their ownership of Sunwin Tech immediately prior to the closing. This transaction did not affect the issuance of common shares by the Company.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

The Company (Continued)

Effective July 27, 2004 the Company changed its name to Sunwin International Neutraceuticals, Inc. The Company filed an amendment to its Articles of Incorporation on July 12, 2004 to change its name, and to increase the number of shares of common stock it is authorized to issue to 200,000,000 shares, $.001 par value per share.

Also, effective July 27, 2004, the Company effected a six for one (6:1) forward stock split of its issued and outstanding common stock. Each stockholder of record at the close of business on July 27, 2004 received five additional shares of common stock for each share of common stock held. All share and per-share information has been restated to reflect this forward stock split.

As noted previously, prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu (“the Qufu Merger”) from Group Corporation, a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for all shares of Sunwin Tech's common stock. At the time of this merger the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. (“Corporation Ltd.”) (17%) and Shandong Shengwang Group Corporation (2.5%) (“Shengwang Group”), both of which are controlled by our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. (“Qufu Vet Ltd.”) (0.5%) was controlled by a Chinese state owned agency.

Subsequent to the Qufu Merger, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd., after Qufu Vet Ltd. was dissolved. These events subsequent to the Qufu Merger, resulted in the Shengwang Group owning 20% of Qufu.

In February 2006, the Company acquired the remaining 20% minority interest of Qufu from Shandong Shengwang Group Corporation. As a result, Qufu is a wholly-owned subsidiary of the Company, effective on February 1, 2006

On February 7, 2006, the Company formed a wholly owned subsidiary in Florida, Sunwin Stevia International Corp. The purpose of this subsidiary is to establish a North American distribution network for Stevioside manufactured by our company.

On April 11, 2006, the Company formed a wholly owned subsidiary in California, Sunwin California, Inc. The purpose of this subsidiary is to exploit the distribution of Chinese herbs in Chinese communities within California.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

The Company (Continued)

On April 20, 2006, the Company formed a wholly owned subsidiary in Canada, Sunwin (Canada) Pharmaceutical Limited, in order to market its Chinese herb-based medicines throughout Canada. The newly formed subsidiary will submit applications to health organizations in Canada for products licenses in order to distribute their products within Canada.

On May 31, 2006, the Company has entered into an oral agreement with Shandong Yulong Group Company, Limited (“Yulong”) to acquire 100% ownership of Qufu Pharmaceuticals Factory (“Qufu Pharmaceuticals”). Qufu Pharmaceuticals Factory, founded in 1994, a wholly owned subsidiary of Yulong, manufactures and distributes Class I medicines in China. The medicines are derived from chemical compounds not from herbal based remedies. As of July 31, 2006, the Company is still in the processing of evaluating the merits of the potential acquisition. If the Company approves the acquisition, The Company will issue shares of its common stock to acquire Qufu Pharmaceuticals. It is anticipated that the acquisition could enable the Company to diversify its revenues into another segment.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2006 are not necessarily indicative of the results for the full fiscal year ending April 30, 2007.

The consolidated statements include the accounts of Sunwin International Neutraceuticals, Inc. and its wholly and partially-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

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

Net income per share

Net income per common share for the three months ended July 31, 2006 and 2005 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share."

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

Advances from customers

Advances from customers at July 31, 2006 of $7,017 consist of a prepayment to the Company for merchandise that had not yet shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2006

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2006

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (Continued)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi (“RMB”). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the Chinese dollar (“RMB”) and the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at July 31, 2006 was $297,799.

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

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. The Company has adopted FAS No.123R in the second quarter of fiscal year 2006.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company: The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2006

(UNAUDITED)

NOTE 2 – INVENTORIES

At July 31, 2006, inventories consisted of the following:

Raw materials	$1,547,848
Finished goods	1,384,938
2,932,786

Less: reserve for obsolete inventory	(63,665)
$2,869,121

NOTE 3 – RELATED PARTY TRANSACTIONS

Due from related parties

Before February 7, 2006, the minority shareholder of Qufu, which owned 20% of that company, was Shengwang Group. On February 7, 2006, the Company acquired 20% of Qufu from Shengwang Group. As a result, Qufu is a wholly-owned subsidiary of the Company, effective February 1, 2006.

Many of the members of the Company’s management have been employed Group Corporation, the original 80% shareholder of Qufu, Corporation Ltd, and Shengwang Group, prior to the 80% and 20% acquisition of Qufu, and performed services in conjunction with their duties at, and for, Qufu and the Company.

The Company pays management fees to Corporation Ltd. The management fees which are included in general and administrative expenses for the three months ended July 31, 2006 and July 31, 2005 were $46,668 and $ 11,971 respectively. At July 31, 2006, the Company owed Corporation Ltd. $29,207 for management fees.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and others at July 31, 2006 of $757,841 consisted of a prepayment to advisors and consultants for efforts related to the Only Sweet project.  The Company has enlisted the services of various consumer product consultants to market a proprietary blend of Stevioside, under the name “Only Sweet”.  The Company will recognize the prepayment as expense as suppliers provide service, in compliance with its accounting policy.

NOTE 5 – STOCKHOLDERS EQUITY

Common Stock

For the three months ended July 31, 2006 and 2005, amortization of stock based compensation amounted to $ 142,922 and $33,427, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2006

(UNAUDITED)

NOTE 5 – STOCKHOLDERS EQUITY (Continued)

Stock Options

On March 23, 2005, the Company’s Board of Directors authorized and adopted the 2005 Equity Compensation Plan (the “2005 Plan”). The Company has currently reserved 5,000,000 of its authorized but unissued shares of common stock for issuance under the 2005 Plan. As of July 31, 2006, there are no available shares to be issued, or options granted, under the 2005 Plan. On February 7, 2006, the Company’s Board of Directors authorized and adopted the 2006 Equity Compensation Plan (the “2006 Plan”). The Company has currently reserved 6,200,000 of its authorized but unissued shares of common stock for issuance under the 2006 Plan. As of July 31, 2006, there are 1,265,000 shares available shares to be issued or options granted under the 2006 Plan. The number of shares authorized under the 2006 Plan, may be amended (subject to adjustment in the event of certain changes in our capitalization) without further action by the Board of Directors and stockholders, as required.

The purpose of the Plan is to encourage stock ownership by the Company’s officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to the Company. Subject to the limitation on the aggregate number of shares issuable under the 2005 and 2006 Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

The 2005 and 2006 Plan is administered by the Company’s Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plans, and the interpretation of the provisions thereof and of the related option agreement, are resolved by the Board or committee.

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. The Company’s officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only its employees are eligible to receive incentive options. In addition, the 2005 and 2006 Plans allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2006

(UNAUDITED)

NOTE 5 – STOCKHOLDERS EQUITY (Continued)

Stock Options (Continued)

Any incentive option granted under the plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each Plan’s option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of either the 2005 or 2006 Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

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

As of July 31, 2006, there are no available shares to be issued, or options granted, under the 2005 Plan. As of July 31, 2006, there are 1,265,000 shares available shares to be issued or options granted under the 2006 Plan. Under the 2006 Plan a total of 860,000 common shares were issued to satisfy the requirements under a service consulting agreement from January 2006, in February 2006 the Company granted options to purchase 4,000,000 shares to employees, and the Company granted option to purchase 75,000 shares under a consulting agreement entered into in February 2006. All options granted for the purchase by employees of 4,000,000 shares of common stock were exercised in the year ended April 30, 2006. Of the options granted to the consultant for the purchase of 75,000 shares of common stock a total of 50,000 were exercised for the year ended April 30, 2006 and a total of 25,000 options were exercised for the three months ended July 31, 2006. There were no outstanding stock options as of July 31, 2006.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2006

(UNAUDITED)

NOTE 6- SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended July 31, 2006 and 2005, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (Stevioside). The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the three months ended July 31, 2006 and 2005 is as follows:

Three Months Ended July 31, 2006 (Unaudited):

	Chinese and Animal Medicines	Natural Sweetener (Stevioside)	Corporate and Other	Consolidated
Net Revenues	$1,412,823	$2,031,796	$-	$3,444,619
Interest expense (income)	3,378	(18,683)	-	(15,305)
Depreciation and amortization	74,714	62,783	-	137,497
Net income (loss)	156,759	255,550	(320,734)	91,575
Long-lived asset expenditures	43,580	-	-	43,580
Segment Assets	$8,812,976	$8,182,546	$215,857	$17,211,379

Three Months Ended July 31, 2005(Unaudited):

	Chinese and Animal Medicines	Natural Sweetener (Stevioside)	Corporate and Other	Consolidated
Net Revenues	$1,856,556	$1,314,531	$-	$3,171,087
Interest expense (income)	7,869	1,343	-	9,212
Depreciation and amortization	3,215	21,130	-	24,345
Net income (loss)	205,384	124,748	(74,756)	255,376
Long-lived asset expenditures	1,087	702,984	-	704,071
Segment Assets	$4,307,108	$5,922,591	$877,870	$11,107,569

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2006

(UNAUDITED)

NOTE 7 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are mainly derived from sale of herbs, beet sugar and veterinary products in the Peoples Republic of China (“PRC”). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JULY 31, 2006

(UNAUDITED)

NOTE 7 - OPERATING RISK (Continued)

(f) Performance of subsidiaries risk

Currently all of the Company’s revenues are derived via the operations of Qufu and its subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company’s control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the subsidiary companies include the fact that Qufu and all of their subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company’s products and services.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended July 31, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report on Form 10-QSB for the period ended July 31, 2006.

Overview

Effective February 1, 2004, Sunwin Tech entered into a stock purchase agreement with Shandong Shengwang Pharmaceutical Group Corporation (“Group Corporation”) and acquired 80% of the outstanding capital stock of Qufu Natural Green Engineering Company, Ltd. (“Qufu”) in exchange for 100% of Sunwin Tech’s capital stock which had a fair market value of $95,000. In April 2004, we acquired 100% of Sunwin Tech in exchange for approximately 17,000,004 shares of our common stock which resulted in a change of control of our company. The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Qufu and we are treated as the continuing entity.

Prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu (“the Qufu Merger”) from Shandong Shengwang Pharmaceutical Group Corporation (“Group Corporation”), a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for all the outstanding shares of Sunwin Tech's common stock. At the time of this merger the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. (“Corporation Ltd.”) (17%) and Shandong Shengwang Group Corporation (2.5%) (“Shengwang Group”), both of which are controlled by Mr. Laiwang Zhang, our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. (“Qufu Vet Ltd”) (0.5%) was controlled by a Chinese state owned agency.

In July 2004 following the transaction with Sunwin Tech, we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc. (“Sunwin” or the “Company”).

Subsequent to the Qufu Merger, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd., after Qufu Vet Ltd. was dissolved. These events subsequent to the Qufu Merger, resulted in the Shengwang Group owning 20% of Qufu.

In February 2006, the Company acquired the remaining 20% minority interest of Qufu from Shandong Shengwang Group Corporation. As a result, Qufu is a wholly-owned subsidiary of the Company, effective on February 1, 2006.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

This product group represented approximately 59% of our net sales for the three months ended July 31, 2006. China has grown into the world's largest exporting company of Stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three companies in China manufacturing Stevioside.

We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include traditional Chinese medicine as well as western medicine, feed additives, feeds and antibiotics.

We are an advocator of developing animal medicine from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. This product group represented approximately 17% of our net sales for the three months ended July 31, 2006. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 24% of our net sales for the three months ended July 31, 2006.

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

Through July 31, 2006, we have invested an aggregate of approximately $1,969, 308 to be used for leasehold improvements and equipment towards the additional veterinary medicine manufacturing line and $1,214,777 towards the new Stevioside facility.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern in future periods.

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

The functional currency of our Chinese subsidiaries is the local currency or the Chinese dollar called the Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at July 31, 2006 was $73,139. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than just tied to a fixed exchange rate to the U.S. dollar. It also increased the value of its currency 2% higher against the U.S. dollar, effective immediately

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively impacted upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

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

The Company accounts for stock options issued to employees in accordance with the FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. The Company has adopted FAS No.123R in the second quarter of fiscal year 2006.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2006 AS COMPARED TO THREE MONTHS ENDED JULY 31, 2005

Internally we identify our products in three product groups, Stevioside, traditional Chinese medicine formula extracts and veterinary medicines. For accounting purposes, we report two segments which include Stevioside as one segment and traditional Chinese medicine extracts and veterinary medicine products as the second segment.

Revenues

For the three months ended July 31, 2006, our total net sales were $3,444,619 as compared to total net sales of $3,171,087 for the three months ended July 31, 2005, an increase of $273,532 or approximately 8.6%. For three months ended July 31, 2006, sales from our Stevioside segment represented approximately 59% of our net sales and sales from our traditional Chinese medicine extracts and veterinary medicine segment represented approximately 41% of our total net sales. For three months ended July 31, 2005, sales from our Stevioside segment represented approximately 41% of our total net sales and sales from our traditional Chinese medicine extracts and veterinary medicine segment represented approximately 59% of our total net sales.

Our sales related to the manufacture and sale of Stevioside increased from $1,314,531 for the three months ended July 31, 2005 to $2,031,796 for the three months ended July 31, 2006, an increase of $717,265, or approximately 55%. The increase in the sales of our natural sweetener, Stevioside, reflects the completion in fiscal 2006 of our manufacturing equipment upgrade. The new facility improves the quality of our Stevioside and could enable us to capture a larger market share. We manufactured 107 tons of Stevioside and resold 123 tons during fiscal year 2006. We anticipate manufacturing 300 tons of Stevioside during fiscal year 2007. For the three months ended July 31, 2006, we manufactured 48 tons and resold 57 tons and for the three months ended July 31, 2005, we manufactured 0 tons of Stevioside and resold 33 tons. We believe that the market for Stevioside remains strong as we continue to witness growing demand for the product from consumers based in Japan resulting in increased exports to Japan. In order to ensure we have a sufficient supply of raw materials for production, we have prepaid farmers to harvest Stevioside leaves of $828 on our consolidated balance sheet as of July 31, 2006.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Our sales related to our traditional Chinese medicine products was $840,430 for the three months ended July 31, 2006 as compared to $1,013,507 for the three months ended July 31, 2005, a decrease of $173,077 or approximately 17%. Sales of our traditional Chinese medicine products were sluggish due to reduced demand for animal medicine products as a result of heightened health standards. The Chinese government instituted measures in response to increased reports of the avian flu. These measures were strictly enforced from February 2006 through May 2006. One such measure mandates that farmers and breeders euthanize livestock upon confirmation of avian flu symptoms. This policy has caused a short term decline in the demand for animal medicine products in the market. However, the Company estimates sales will return to prior levels as government regulations have eased since May 2006 as reports of avian flu have declined. Our primary clients are veterinary facilities. As a result of the recently imposed standards to curtail the spread of the avian flu, these veterinary facilities have reduced demand for our traditional Chinese medicine products.

Our sales related to our veterinary medicine products was $572,393 for the three months ended July 31, 2006 as compared to $843,049 for the three months ended July 31, 2005, a decrease of $270,656 or approximately 32%. The decrease in the sale of our veterinary medicine products was caused by reduced demand for animal medicine products as a result of heightened health standards. The Chinese government instituted measures in response to increased reports of the avian flu. These measures were strictly enforced from February 2006 through May 2006. One such measure mandates that farmers and breeders euthanize livestock upon confirmation of avian flu symptoms. This policy has caused a short term decline in the demand for animal medicine products in the market. However, the Company estimates sales will return to prior levels as government regulations have eased as reports of avian flu have declined.

Cost of Sales and Gross Profit

For the three months ended July 31, 2006, cost of sales amounted to $2,520,788 or approximately 73.2% of net sales as compared to cost of sales of $2,240,689 or approximately 70.7% of net sales for the three months ended July 31, 2005, a percentage increase of 2.5%. The cost of sales increased due to the increase in the cost of raw materials. For Chinese medicine, the cost of sales as a percentage of revenues increased from 57.46% for the three months ended July 31, 2005 to 64.84% for the three months ended July 31, 2006. The Company has witnessed an increase in the general cost of raw materials in this product segment. The Company expects that the cost of raw materials employed in the process and manufacture of Chinese medicine will continue to increase in the future. As a precaution the Company has increased inventory levels for the raw materials employed in the process and manufacture of Chinese medicine. Gross profit for the three months ended July 31, 2006 was $923,831 or approximately 26.8% of net sales, as compared to $930,398, or approximately 29.3% of net sales for the three months ended July 31, 2005.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Operating Expenses

Total operating expenses were $847,450 for the three months ended July 31, 2006 as compared to operating expenses of $630,538 for the three months ended July 31, 2005, an increase of $216,912, or approximately 34.4%. Included in this increase were:

•

For the three months ended July 31, 2006, we recorded non-cash compensation expense of $142,922 as compared to $33,427 for the three months ended July 31, 2005, an increase of $109,495 or approximately 328%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. China Direct Investments, Inc. was engaged to advise our management in areas related to marketing and operational support in the U.S., media and public relations, financial advisory, SEC disclosure compliance and translation of all necessary documents relating to the foregoing. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with that company expires in January 2009. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB. While we anticipate that we will enter into additional, similar agreements during the balance fiscal 2007, we cannot predict the amount of expense which will be attributable to such agreements;

•

For the three months ended July 31, 2006, selling expenses amounted to $434,724 compared to $366,710 for the three months ended July 31, 2005 an increase of $68,014 or approximately 18.5%. For the three months ended July 31, 2006 selling expenses were approximately 12.6% of our net sales, as compared to approximately 13% for the three months ended July 31, 2005. For the three months ended July 31, 2006 we experienced an increase in marketing expenses for Stevia products in the North American market of $87,500; these costs are associated with the introduction of our products to the North American market. As discussed the Company formed new subsidiaries in Florida, Canada, and California. The purpose of these subsidiaries is to establish a North American distribution network for a proprietary blend of Stevioside, as well as for our traditional Chinese medicine products. The Company has experienced increased expenditures related to these efforts.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Operating Expenses (continued)

•

For the three months ended July 31, 2006, general and administrative expenses were $269,804 as compared to $230,401 for the three months ended July 31, 2005, an increase of $39,403 or approximately 17%. The Company formed a wholly owned subsidiary, Sunwin California, Inc., on April 11, 2006. The Company incurred expenses related to Sunwin California, Inc. which are included in the general and administrative costs of approximately $29,000 for the three months ended July 31 2006 which reflects expenses associated with our efforts to expand distribution of Chinese herbs in Chinese communities within California. The Company formed a wholly owned subsidiary in Canada, Sunwin (Canada) Pharmaceutical Limited, on April 20, 2006. The Canadian subsidiary related expenses included in the general and administrative costs were approximately $22,000 for the three months ended July 31, 2006 which reflects expenses associated with our efforts to expand distribution of Stevioside into Canada. As well, we recognized increased general and administrative costs which are primarily due to the increase in our operations. For the three months ended July 31, 2006 we incurred management fees of $46,668 as compared to $11,971 in management fees for the three months ended July 31, 2005, an increase of $34,697, or 289%. The management fees for Stevioside factory and veterinary factory were waived by the Corporation for the three months ended July 31, 2005 due to the upgrade of the facility. For the three months ended July 31, 2006, the Company completed the upgrade of the facility and incurred $34,190 in management fees to Stevioside factory and the veterinary factory. Shandong Shengwang Pharmaceutical Corporation, Limited, a company controlled by Mr. Zhang, our CEO, provides management services to us which includes costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices. These increases were offset by a decrease of approximately $23,000 in rent expenses, and $16,323 in travel expenses. For the three months ended July 31, 2005, we incurred rental expense of $24,400 while we upgraded the traditional Chinese medicine factory. The Company needed additional space to warehouse goods while the upgrade was in process. For the three months ended July 31, 2006, the Company has completed the upgrade of the facility and the rental expense decreased accordingly. Travel expenses decreased for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005. The Company expects travel expenses will return to prior levels as government regulations have eased as reports of avian flu have declined, therefore our salespeople expect to travel more frequently.

Total Other Income (Expense)

For the three months ended July 31, 2006, other expenses amounted to $111 as compared to other income of $150,427 for the three months ended July 31, 2005, a decrease of $150,538. Other income for the three months ended July 31, 2005 was associated with income recognized from the accrual of value-added taxes on certain of our animal medicine products which had not been assessed to our customers. Respective tax authorities notified the Company that certain of our animal medicine products are not subject to value added taxes. However until we received notification of such position from the respective tax authority, we had accrued additional value added taxes. Upon notification from the tax authority, the accrued taxes were recorded as other income for the three months ended July 31, 2005. For fiscal year 2007, the Company was not required to record an accrual for value added taxes, since the Company received the notification from the tax authority.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Total Other Income (Expense) (Continued)

For the three months ended July 31, 2006, interest income was $15,305 as compared to interest expense of $9,212 for the three months ended July 31, 2005, an increase of $24,517 or 266%. Interest income for the three months ended July 31, 2006 was associated with interest on our increased cash position held in our bank accounts and interest expense for the three months ended July 31, 2005 was associated with our borrowings.

For the three months ended three months ended July 31, 2006, we reported a minority interest in income of our subsidiary, Qufu, of $0 as compared to a minority interest of $82,533 for the three months ended July 31, 2005. On February 7, 2006, we acquired the remaining 20% of Qufu and, as a result, Qufu is now our wholly-owned subsidiary effective February 1, 2006.

As a result of these factors, we reported net income of $91,575 or $.00 per share for the three months ended July 31, 2006 as compared to net income of $255,376 or $.01 per share for the three months ended July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2006, we had working capital of $9,323,353 and cash and cash equivalents of $5,568,568. At July 31, 2006, our cash position by geographic area is as follows:

United States	$15,407
Canada	97,950
China	5,455,211
---------------
Total	$ 5,568,568
==========

The Company pays management fees to Shandong Shengwang Pharmaceutical Corporation, Limited, a related company. The management fees which are included in general and administrative expenses for the three months ended July 31, 2006 and July 31, 2005 were $46,668 and $ 11,971 respectively. At July 31, 2006, the Company owed Shandong Shengwang Pharmaceutical Corporation, Limited $29,207 for management fees. We do not have a contract with Shandong Shengwang Pharmaceutical Corporation, Limited and the amount of annual management fee is subject to increase at Mr. Zhang's discretion.

At July 31, 2006 we had prepaid expenses and other of $757,841 as compared to $967,892 at April 30, 2006, a decrease of $210,051 or approximately 21.7%. As reported in Prepaid expenses and other, Advances to vendors for the year ended April 30, 2006 was $80,224 while the advances to vendors for the period ending July 31, 2006 was $828; a decrease of $79,396. We advanced funds to farmers in the region as a down payment to grow Stevia leaves for the production of our Stevioside. Prepayment to farmers is dependant on the supply of Stevioside in the market. For the three months ended July 31, 2006, supply of Stevioside is strong; therefore the Company decreased the advances to vendors as of July 31, 2006.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

As of July 31, 2006, we had approximately $256,860 in short term loans maturing February 2007 and $720,000 in notes payable. The $256,860 in short term loans is due to Bank of China; the loan commenced on February 28, 2006, maturing on February 28, 2007 at an annual interest rate of 6.9030%. Interest is payable quarterly. Principal is due at maturity. Of the $720,000 in notes payable, as of September 14, 2006 $230,000 of the notes payable was satisfied. The remaining $490,000 is due to Wenxiu Yu, an individual investor, and Chinese citizen. Wenxiu Yu is not affiliated with the Company. The notes payable are non-interest bearing, unsecured, and payable on demand. Given our current cash flow from our operations or investment activities, we expect we will be able to meet the obligation of notes payable. Wenxiu Yu is a close friend of our Chairman and does not expect to receive a future benefit from the loan. The Company expects to satisfy the remaining $490,000 in notes payable by November 2006.

The purposes for the increased borrowings are two fold. The short term loans are a measure enacted by the Company to establish a favorable credit history for potential future borrowings. The Company expects to incur increased costs related to the construction of a new Stevioside manufacturing facility. The facility will be located at No1 Sunwin Ave, Qufu City in the Chengbei Shuyuan developing area, approximately 3 to 4 miles from the Sunwin headquarters. The Company will commit capital to build a new 47,000 square foot manufacturing facility. Construction began in August, 2006. Sunwin has committed to purchase $1.5 million of new equipment for the new production line. Presently Sunwin has advanced approximately 40% of this commitment as a deposit for the equipment. We expect to complete the facility in December 31, 2006. Upon the completion, we will perform trial production. We expect to reach full production in the April of 2007.

The second purpose of the increased borrowings is a measure enacted by the Company to protect cash reserves while it satisfies short term obligations. This current period runs through the harvest season for Stevia leaves. The Company increased borrowings at amicable terms; as the notes payable are non interest bearing and unsecured. While the loan is payable upon demand, Sunwin has the reserves to satisfy the loan if called. The notes payable of $490,000 was used as working capital for the purchase of Stevia leaves during the harvest season. The company needed additional leaves over and above what they prepaid farmers, to maintain sufficient inventory levels to meet expected demand. As mentioned earlier the Company launched a comprehensive marketing and sales campaign for a proprietary blend of Stevioside aimed at North America. The Company anticipates increased expenditures to support this project. The Company anticipates increased demand for Stevioside and desires to increase capacity for premium quality Stevioside. Furthermore, the Company expects increased needs for working capital to purchase raw material to satisfy anticipated growing demand

Our inventories, net of reserve for obsolete inventory, increased $1,090,251 during the three months ended July 31, 2006 from $1,778,870 at April 30, 2006 to $2,869,121 at July 31, 2006. It is the harvest season for Stevia leaves. We reserve adequate Stevia leaves for our increased sales of Stevioside. The Company believes the inventory will be maintained at this level for the next quarter as well.

Net cash provided by (used in) operating activities decreased to $(628,555) the three months ended July 31, 2006 from $1,089,717 for the three months ended July 31, 2005. This decrease is primarily attributable to:

* a decrease of $163,801 in our net income,

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

* an increase of $113,152 in depreciation and amortization as a result of the fact that during fiscal 2006 we upgraded a portion of our facilities to satisfy heightened GMP (good manufacturing practices) standards.

* an increase of $109,495 in stock based compensation which reflects the increase in the amortization of the payments of non-cash compensation to consultants during the fiscal 2006. We paid stock based compensation to consultants for business development services, management services, and investor relations services. The total payments are amortized during the service period. In January 2006 we entered into a three year agreement with China Direct Investments, Inc. Under the terms of the agreement, China Direct Investments has been engaged to provide support to us in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of our public disclosure. We expect to issue additional common shares for consulting services in the future,

* a decrease of $82,533 in minority interest which represents that portion of our net income which is attributable to the 20% of Qufu we did not own for the three months ended July 31, 2005.

* a decrease of $101,009 in allowance for doubtful accounts which represents a decrease in our allowance for bad debts based on an analysis of our receivable balances and the collection of previously written-off accounts receivable,

* a decrease of $181,434 in accounts receivable as a result of collecting our receivables in a more timely manner and the application of advances from customers to our accounts receivable balances. The Company established an initiative to resolve outstanding accounts receivable; the goal is to improve our collection rate for outstanding accounts receivable. The initiative was instituted as a means to force employees to focus more intently on collections. Furthermore, the Company formed a delinquent accounts receivable department whose objective is to resolve overdue accounts receivable.

* a decrease of $2,258,742 in inventory for the three months ended July 31, 2006 as compared to the change in inventory for the three months ended July 31, 2005. Our inventory level increased due to our increased Stevioside production. As well we have increased our inventory for raw materials used in Stevia production and traditional Chinese medicine production, however we have decreased our raw material inventory levels for veterinary medicine production. Presently during the harvest season for Stevia leaves, we have reserved adequate Stevia leaves for our increased sales of Stevioside. Also management expects sales for Chinese medicine will increase as government regulations have eased as reports of avian flu have declined. The management also expects that the raw material of the Chinese medicine will increase in the market. Therefore, for the three months ended July 31, 2006 the inventory for sugar is $1,593,635, a 213% increase from the inventory for the three months ended July 31, 2005 of $509,128. And for the three months ended July 31, 2006 the inventory of Chinese medicine is $367,318, a 34% increase from the inventory for the three months ended July 31, 2005 of $274,648.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

* an increase of $650,354 in prepaid and other current assets, as a result of advances made to consultants in preparation of our business marketing and development. We made advances to consultants and professional resources for the marketing of our proprietary blend of Stevioside, “Only Sweet”. These expenses to various professional resources for the marketing of our products is a continual practice, we expect to witness these expenses in the foreseeable future.

* an increase of $20,710 in amounts due to related parties which are discussed elsewhere in this section,

* an increase of $377,838 in accounts payable and accrued expenses as a result of the repayment of balances due from our cash provide by operations,

* a decrease of $102,962 in income tax payable as a result of the receipt of a tax waiver during the current period which would impact for fiscal 2007. For the three months ended July 31, 2005 we recorded a provision for tax expenses in the amount of 103,166. For the three months ended July 31, 2006 we did not record a provision for tax expenses due to the tax waiver. There is no income tax payable as of July 31, 2006. We received the tax waiver from the government for the period from November 2005 to June 2006, and

* a decrease of $99,340 in advances from customers which includes a reduction in prepayments from our animal medicine customers due to a slow down in production and shipments as a result of reduced demand of animal medicine products as discussed earlier in this section..

Net cash used in investing activities decreased to $31,080 for the three months ended July 31, 2006 as compared to $704,071 for the three months ended July 31, 2005. This change is primarily the result of a decrease of $660,491 in capital expenditures for the acquisition of manufacturing equipment during the three months ended July 31, 2005 as compared to the three months ended July 31, 2006.

Net cash provided by (used in) financing activities was $721,373 for the three months ended July 31, 2006 as compared to $(120,678) for the three months ended July 31, 2005. This change is primarily attributable to proceeds of $720,000 from new borrowings on notes payable during the three months ended July 31, 2006. The notes payable are non-interest bearing, unsecured, and payable on demand.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

•

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

ITEM 3. CONTROLS AND PROCEDURES (Continued)

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number	Description
-----------	----------------
10.1	Promissory Note Agreement

31.1	Section 302 Certificate of President
31.2	Section 302 Certificate of Principal Accounting Officer
32.1	Section 906 Certificate of President
32.2	Section 906 Certificate of Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

By: /s/ Dongdong Lin
Dongdong Lin,
Dated: September 25, 2006	CEO, Principal Executive Officer