Form 10QSB
period 2006-10-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2006-12-15
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly report ended October 31, 2006

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

                                (86) 537-4424999
                           (Issuer's telephone number)

                                 not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At December 14, 2006, there were 73,942,276 shares of the registrant's common stock was issued and outstanding.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED OCTOBER 31, 2006
                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
            October 31, 2006 (Unaudited)............... .......................3
      Consolidated Statements of Operations (Unaudited)
             For the Three and Six Months Ended October 31, 2006 and 2005......4
      Consolidated Statements of Cash Flows (Unaudited)
             For the Six Months Ended October 31, 2006 and 2005................5

      Notes to Consolidated Financial Statements............................6-17

      Item 2 - Management's Discussion and Analysis or Plan of Operation...18-30

      Item 3 - Controls and Procedures........................................31


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................31

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....31

      Item 3 - Default Upon Senior Securities ................................31

      Item 4 - Submission of Matters to a Vote of Security Holders............31

      Item 5 - Other Information..............................................31

      Item 6 - Exhibits.......................................................32

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                        October 31, 2006
                                           (Unaudited)




                                             ASSETS
CURRENT ASSETS:
    Cash                                                                                                  $   7,008,997
    Accounts receivable (net of allowance for doubtful accounts of $124,520)                                  3,031,348
    Inventories, net                                                                                          3,623,995
    Prepaid expenses and other                                                                                  888,365
                                                                                                  ----------------------

        Total Current Assets                                                                                 14,552,705

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $2,137,336)                                        5,223,697
                                                                                                  ----------------------

        Total Assets                                                                                      $  19,776,402
                                                                                                  ======================


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                          $    259,908
    Accounts payable and accrued expenses                                                                     1,764,766
    Due to related parties                                                                                       13,714
    Advances from customers                                                                                       7,100
                                                                                                  ----------------------

        Total Current Liabilities                                                                             2,045,488

OTHER PAYABLES                                                                                                  136,775
                                                                                                  ----------------------

        Total Liabilities                                                                                     2,182,263
                                                                                                  ----------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
        No shares issued and outstanding)                                                                             -
    Common stock ($.001 Par Value; 200,000,000 shares authorized;
        73,942,276 shares issued and outstanding)                                                                73,942
    Additional paid-in capital                                                                               12,025,899
    Retained earnings                                                                                         7,379,051
    Deferred compensation                                                                                    (1,098,061)
    Subscription receivable                                                                                  (1,262,900)
    Other comprehensive income - foreign currency                                                               476,208
                                                                                                  ----------------------

        Total Stockholders' Equity                                                                           17,594,139
                                                                                                  ----------------------

        Total Liabilities and Stockholders' Equity                                                         $ 19,776,402
                                                                                                  ======================


                    See notes to unaudited consolidated financial statements
                                               -3-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                For the Three Months              For the Six Months
                                                                   Ended October 31,                  Ended October 31,
                                                          ---------------------------------  ---------------------------------
                                                               2006              2005             2006              2005
                                                          ----------------  ---------------  ---------------   ---------------
                                                            (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

NET SALES                                                     $ 4,319,977      $ 4,052,884      $ 7,764,596       $ 7,223,971

COST OF SALES                                                   3,147,326        2,698,854        5,668,114         4,939,543
                                                          ----------------  ---------------  ---------------   ---------------

GROSS PROFIT                                                    1,172,651        1,354,030        2,096,482         2,284,428
                                                          ----------------  ---------------  ---------------   ---------------

OPERATING EXPENSES:
     Stock-based consulting expense                               142,923          101,947          285,845           135,374
     Selling expenses                                             470,632          482,601          905,356           849,311
     General and administrative                                   200,113          241,574          469,917           471,975
                                                          ----------------  ---------------  ---------------   ---------------

        Total Operating Expenses                                  813,668          826,122        1,661,118         1,456,660
                                                          ----------------  ---------------  ---------------   ---------------

INCOME FROM OPERATIONS                                            358,983          527,908          435,364           827,768

OTHER INCOME (EXPENSE):
     Other income (expense)                                        (2,145)           1,453           (2,256)          151,880
     Interest income (expense)                                     28,755           (5,291)          44,060           (14,503)
                                                          ----------------  ---------------  ---------------   ---------------

        Total Other Income (Expense)                               26,610           (3,838)          41,804           137,377
                                                          ----------------  ---------------  ---------------   ---------------

INCOME BEFORE PROVISION INCOME TAXES                              385,593          524,070          477,168           965,145

PROVISION FOR INCOME TAXES                                              -          624,759                -           521,593
                                                          ----------------  ---------------  ---------------   ---------------

INCOME BEFORE MINORITY INTEREST                                   385,593        1,148,829          477,168         1,486,738

MINORITY INTEREST IN INCOME OF SUBSIDIARY                               -         (250,299)               -          (332,832)
                                                          ----------------  ---------------  ---------------   ---------------


NET INCOME                                                        385,593          898,530          477,168         1,153,906

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                        178,409           21,482          251,548           131,007
                                                          ----------------  ---------------  ---------------   ---------------

COMPREHENSIVE INCOME                                            $ 564,002      $   920,012      $  728,716        $1,284,913
                                                          ================  ===============  ===============   ===============

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
      Net income per common share - basic                       $    0.01      $      0.02      $    0.01         $     0.03
                                                          ================  ===============  ===============   ===============
      Net income per common share - diluted                     $    0.01      $      0.02      $    0.01         $     0.03
                                                          ================  ===============  ===============   ===============

     Weighted Common Shares Outstanding - basic                73,942,276       43,367,276     73,940,363         43,367,276
                                                          ================  ===============  ===============   ===============
     Weighted Common Shares Outstanding - diluted              73,942,276       43,367,276     73,940,363         43,367,276
                                                          ================  ===============  ===============   ===============




            See notes to unaudited consolidated financial statements
                                       -4-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               For the Six Months
                                                                                               Ended October 31,
                                                                                     ---------------------------------------
                                                                                            2006                2005
                                                                                     ------------------- -------------------
                                                                                        (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                             $    477,168        $  1,153,906
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                            290,017              62,331
       Stock-based consulting and fees                                                          285,845              33,427
       Minority interest                                                                              -             340,005
       Allowance for doubtful accounts                                                         (148,248)            (75,228)
    Changes in assets and liabilities:
       Accounts receivable                                                                     (224,357)            122,130
       Inventories                                                                           (1,814,339)            708,805
       Prepaid and other current assets                                                          94,244               5,987
       Due from/to related parties                                                                5,070              67,190
       Accounts payable and accrued expenses                                                    158,142             (11,385)
       Income taxes payable                                                                           -            (528,434)
       Advances to customers                                                                    (30,910)             74,118
                                                                                     ------------------- -------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                            (907,368)          1,952,852
                                                                                     ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in due from related parties                                                              -            (176,589)
    Capital expenditures                                                                        (12,861)           (836,098)
                                                                                     ------------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                     (12,861)         (1,012,687)
                                                                                     ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock option and warrants                                          12,500                   -
    Proceeds from subscription receivable                                                     2,417,100                   -
    Proceeds from short term loan                                                               720,000                   -
    Payments on loans payable                                                                  (720,000)           (287,484)
                                                                                     ------------------- -------------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     2,429,600            (287,484)
                                                                                     ------------------- -------------------

EFFECT OF EXCHANGE RATE ON CASH                                                                  65,935              53,433
                                                                                     ------------------- -------------------

NET INCREASE IN CASH                                                                          1,575,306             706,114

CASH  - beginning of year                                                                     5,433,691           1,674,298
                                                                                     ------------------- -------------------

CASH - end of period                                                                       $  7,008,997        $  2,380,412
                                                                                     =================== ===================

SUPPLEMENTAL DISCLOSUREOF CASH FLOW INFORMATION:
    Cash paid for
    Interest                                                                               $     9,131         $    14,788
                                                                                     =================== ===================
    Taxes                                                                                  $         -         $         -
                                                                                     =================== ===================



            See notes to unaudited consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

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

On April 30, 2004, under a Share Exchange Agreement, the Company issued 17,000,004 shares of its common stock for the acquisition of all of the outstanding capital stock of Sunwin Tech from its four shareholders, Messrs. Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Sunwin Tech with the former shareholders of the Company retaining 11,492,268 or approximately 36.3% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

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

As noted previously, prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu ("the Qufu Merger") from Group Corporation, a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for all shares of Sunwin Tech's common stock. At the time of this merger the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation (2.5%) ("Shengwang Group"), both of which are controlled by our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. ("Qufu Vet Ltd.") (0.5%) was controlled by a Chinese state owned agency.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

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

On May 31, 2006, the Company has entered into an oral agreement with Shandong Yulong Group Company, Limited ("Yulong") to acquire 100% ownership of Qufu Pharmaceuticals Factory ("Qufu Pharmaceuticals"). Qufu Pharmaceuticals Factory, founded in 1994, a wholly owned subsidiary of Yulong, manufactures and distributes Class I medicines in China. The medicines are derived from chemical compounds not from herbal based remedies. Condition precedent to the transaction is the ownership of the land use permit for Qufu Pharmaceuticals being transferred from state ownership to Qufu Pharmaceuticals, and the receipt by Qufu Pharmaceuticals of GMP certification on its facilities. The transfer and certification are in processing and at such time as they are obtained by Qufu Pharmaceuticals the company will complete negotiations of the terms of this transaction. There is no assurance that the Company will ever consummate this acquisition.


Basis of presentation

Certain reclassifications have been made to the prior year to conform to current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 2006 are not necessarily indicative of the results for the full fiscal year ending April 30, 2007.

The consolidated statements include the accounts of the Company and its wholly and partially-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

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

Net income per share

Net income per common share for the six months ended October 31, 2006 and 2005 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share."

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

Advances from customers

Advances from customers at October 31, 2006 of $7,100 consist of a prepayment to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has no US tax liability based on the fact that the Company derived all of its revenues outside of the United States.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (Continued)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the Chinese dollar ("RMB") and the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at October 31, 2006 was $65,935.

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company: The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

NOTE 2 - INVENTORIES

At October 31, 2006, inventories consisted of the following:

         Raw materials                                     $   1,945,484
         Finished goods                                        1,742,932
                                                           --------------
                                                               3,688,416

         Less: reserve for obsolete inventory                    (64,421)
                                                            -------------

                                                           $   3,623,995
                                                           ==============

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

Before February 7, 2006, the minority shareholder of Qufu, which owned 20% of that company, was Shengwang Group. On February 7, 2006, the Company acquired 20% of Qufu from Shengwang Group. As a result, Qufu is a wholly-owned subsidiary of the Company, effective February 1, 2006.

Many of the members of the Company's management have been employed by Group Corporation, the original 80% shareholder of Qufu, Corporation Ltd, and Shengwang Group, prior to the 80% and 20% acquisition of Qufu, and performed services in conjunction with their duties at, and for, Qufu and the Company.

The Company pays management fees to Group Corporation. The management fees which are included in general and administrative expenses for the six months ended October 31, 2006 and October 31, 2005 were $93,972 and $ 24,303 respectively. At October 31, 2006, the Company owed Group Corporation $13,714 for management fees.

NOTE 4 - PREPAID EXPENSES AND OTHERS ASSETS

Prepaid expenses and other assets at October 31, 2006 of $888,365 consisted of a prepayment to the suppliers for merchandise that had not yet been shipped from the suppliers as well as services that had not yet been provided by the contractors/consultants. The Company will recognize the prepayment as inventory or expense as suppliers make delivery of goods or provide services, in compliance with its accounting policy. As of October 31, 2006, the prepaid to the suppliers for merchandise amounted to $628,265 and the prepaid to consulting services amounted to $260,000.

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock

For the six months ended October 31, 2006 and 2005, amortization of stock based compensation amounted to $ 285,845 and $135,374, respectively.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS EQUITY (Continued)

Stock Options

On March 23, 2005, the Company's Board of Directors authorized and adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The Company has currently reserved 5,000,000 of its authorized but unissued shares of common stock for issuance under the 2005 Plan. As of October 31, 2006, there are no available shares to be issued, or options granted, under the 2005 Plan. On February 7, 2006, the Company's Board of Directors authorized and adopted the 2006 Equity Compensation Plan (the "2006 Plan"). The Company has currently reserved 6,200,000 of its authorized but unissued shares of common stock for issuance under the 2006 Plan. As of October 31, 2006, there are 1,265,000 shares available to be issued or options granted under the 2006 Plan. The number of shares authorized under the 2006 Plan, may be amended (subject to adjustment in the event of certain changes in our capitalization) without further action by the Board of Directors and stockholders, as required.

The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to the Company. Subject to the limitation on the aggregate number of shares issuable under the 2005 and 2006 Plan, there is no limit as to the amount of shares that may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares, or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

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

Plan options may either be options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. The Company's officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only its employees are eligible to receive incentive options. In addition, the 2005 and 2006 Plans allow for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS EQUITY (Continued)

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

As of October 31, 2006, there are no shares available to be issued, or options granted, under the 2005 Plan. As of October 31, 2006, there are 1,265,000 shares available to be issued or options granted under the 2006 Plan. Under the 2006 Plan a total of 860,000 common shares were issued to satisfy the requirements under a service consulting agreement from January 2006, in February 2006 the Company granted options to purchase 4,000,000 shares to employees, and the Company granted options to purchase 75,000 shares under a consulting agreement entered into in February 2006. All options granted for the purchase by employees of 4,000,000 shares of common stock were exercised in the year ended April 30, 2006. Of the options granted to the consultant for the purchase of 75,000 shares of common stock a total of 50,000 were exercised for the year ended April 30, 2006 and a total of 25,000 options were exercised for the six months ended October 31, 2006. There were no outstanding stock options as of October 31, 2006.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2006
                                   (UNAUDITED)

NOTE 6- SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended October 31, 2006 and 2005, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (Stevioside). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the six months ended October 31, 2006 and 2005 are as follows:

Six Months Ended October 31, 2006 (Unaudited):

                                               Chinese and           Natural
                                                  Animal            Sweetener         Corporate and
                                                Medicines          (Stevioside)           Other             Consolidated
                                              ---------------     ---------------     ---------------      ----------------
   Net Revenues                                $   3,479,550      $    4,272,973       $      12,073      $      7,764,596
   Interest income                                     5,706              37,576                 778                44,060
   Depreciation and amortization                     130,990             159,027                   -               290,017
   Net income (loss)                                 542,299             484,098            (549,229)              477,168
   Long-lived asset expenditures                      12,861                   -                   -                12,861
   Segment Assets                              $  10,196,953      $    9,180,398       $     399,051      $     19,776,402

Six Months Ended October 31, 2005(Unaudited):

                                               Chinese and           Natural
                                                  Animal            Sweetener        Corporate and
                                                Medicines         (Stevioside)           Other             Consolidated
                                              ---------------     --------------     ---------------      ---------------

   Net Revenues                                $   4,359,957      $   2,864,014       $          -         $      7,223,971
   Interest (expense)                                (13,146)            (1,357)                 -                  (14,503)
   Depreciation and amortization                      17,962             44,369                  -                   62,331
   Net income (loss)                                 762,794            568,534           (177,422)               1,153,906
   Long-lived asset expenditures                       1,087            835,011                  -                  836,098
   Segment Assets                              $   4,831,000      $   6,135,691       $    877,870          $    11,844,561



           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

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

(e) Key personnel risk

The Company's future success depends on the continued services of executive management in China. The loss of any of their services could be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                OCTOBER 31, 2006
                                   (UNAUDITED)

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the six months ended October 31, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report on Form 10-QSB for the period ended October 31, 2006.

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

         This product group represented approximately 55% of our net sales for the six months ended October 31, 2006. China has grown into the world's largest exporting company of Stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three companies in China manufacturing Stevioside.

         We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include traditional Chinese medicine as well as western medicine, feed additives, feeds and antibiotics.

         We are an advocate of developing animal medicine from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. This product group represented approximately 21% of our net sales for the six months ended October 31, 2006. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 24% of our net sales for the six months ended October 31, 2006.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of Stevioside to Western countries, we face competition in the manufacture and sale of Stevioside. There are approximately 30 Stevioside manufacturers in China, with approximately 10 companies operating on a continuing basis. Our other two product groups operate in highly competitive environments. We estimate that there are more than 5,000 companies in China selling animal medicines and more than 200 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. The sale of our products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups is limited to a certain extent by economic conditions in the PRC. In addition, since we are dependent upon raw materials which are harvested and farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Our ability, however, to expand our revenues from the sale of Stevioside is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of Stevioside can be marketed and sold as a nutritional supplement. In an effort to increase our competitive position within our market segment, we have built an additional Stevioside manufacturing line in order to expand our Stevioside production, upgraded our existing manufacturing Stevioside line, and relocated to a larger facility.

         Through October 31, 2006, we have invested an aggregate of approximately $1,969,308 for leasehold improvements and equipment for an additional veterinary medicine manufacturing line and $1,214,777 for a new Stevioside facility.

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

         The functional currency of our Chinese subsidiaries is the local currency or the Chinese dollar called the Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at October 31, 2006 was $65,935. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than just tied to a fixed exchange rate to the U.S. dollar. It also increased the value of its currency 2% higher against the U.S. dollar, effective immediately

         If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively impacted upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2006 AS COMPARED TO SIX MONTHS ENDED
OCTOBER 31, 2005

         Internally we identify our products in three product groups, Stevioside, traditional Chinese medicine formula extracts and veterinary medicines. For accounting purposes, we report two segments which include Stevioside as one segment and traditional Chinese medicine extracts and veterinary medicine products as the second segment.

         The following table provides certain comparative information on our results of operations for the six months ended October 31, 2006 and the six months ended October 31, 2005.

                                           Six Months Ended October 31,                         % Change
                                             2006               2005            $ Change       2006 v 2005
                                          (unaudited        (unaudited)        2006 v 2005        (+/-)
                                      -----------------------------------------------------------------------
Net sales                                     $7,764,596          $7,223,971          540,625          +7.5%
Cost of sales                                  5,668,114           4,939,543          728,571         +14.7%
                                               ---------           ---------

Gross profit                                   2,096,482           2,284,428        (187,946)          -8.2%

Operating expenses:
Stock based consulting expense                   285,845             135,374          150,471          +111%
Selling expenses                                 905,356             849,311           56,045          +6.6%
                                                 -------             -------

General and administrative                       469,917             471,975          (2,058)          -0.4%
                                                 -------             -------

       Total operating expenses                1,661,118           1,456,660          204,458           +14%

Income from operations                           435,364             827,768        (392,404)         -47.4%

Other income (expense):
Other income(expense)                            (2,256)             151,880        (154,136)          -101%
Interest income (expense)                         44,060            (14,503)           58,563          +404%
     Total other income (expense)                 41,804             137,377         (95,573)         -69.6%

                                      -----------------------------------------------------------------------
Income before provision for income               477,168             965,145        (487,977)         -50.6%
taxes
Income Tax                                             0             521,593        (521,593)          -100%
Minority interest in income of
subsidiary                                             0           (332,832)          332,832          -100%
                                                       -

Net income                                       477,168           1,153,906        (676,738)         -58.6%



NM = not meaningful

Other key indicators:


                                                          Six months ended October 31,
                                                       2006           2005          % Change
                                                      ----------   ---------    ---------------
Cost of sales as a percentage of sales                 73%            68%             +5%
Gross profit as a percentage of sales                  27%            32%             -5%
Selling expense as a percentage of sales               12%            12%            none
Total operating expenses as a percentage of sales      21%            20%             +1%


Revenues

         For the six months ended October 31, 2006, our total net sales were $7,764,596 as compared to total net sales of $7,223,971 for the six months ended October 31, 2005, an increase of $540,625 or approximately 7.5%. For six months ended October 31, 2006, sales from our Stevioside segment represented approximately 55% of our net sales and sales from our traditional Chinese medicine extracts and veterinary medicine segment represented approximately 45% of our total net sales. For six months ended October 31, 2005, sales from our Stevioside segment represented approximately 40% of our total net sales and sales from our traditional Chinese medicine extracts and veterinary medicine segment represented approximately 60% of our total net sales.

         Our sales related to the manufacture and sale of Stevioside increased from $2,864,014 for the six months ended October 31, 2005 to $4,272,973 for the six months ended October 31, 2006, an increase of $1,408,959, or approximately 49%. The increase in the sales of our natural sweetener, Stevioside, reflects the completion in fiscal 2006 of our manufacturing equipment upgrade. The new facility improves the quality of our Stevioside and could enable us to capture a larger market share. We manufactured 107 tons of Stevioside and resold 123 tons during fiscal year 2006. We anticipate manufacturing 300 tons of Stevioside during fiscal year 2007. For the six months ended October 31, 2006, we manufactured 97 tons and resold 73 tons and for the six months ended October 31, 2005, we manufactured 32 tons of Stevioside and resold 73 tons. We believe that the market for Stevioside remains strong as we continue to witness growing demand for the product from consumers based in Japan resulting in increased exports to Japan. In order to ensure we have a sufficient supply of raw materials for production.

         Our sales related to our traditional Chinese medicine products was $1,878,193 for the six months ended October 31, 2006 as compared to $2,182,766 for the six months ended October 31, 2005, a decrease of $304,573 or approximately 14%. Sales of our traditional Chinese medicine products include sales of products to third party animal medicine producers who use our products as a component of their own product. Sales of traditional Chinese medicine products to these animal medicine producers were sluggish due to reduced demand for animal medicine products as a result of heightened health standard which the Chinese government instituted in response to increased reports of the avian flu. These measures were strictly enforced from February 2006 through May 2006. One such measure mandates that farmers and breeders euthanize livestock upon confirmation of avian flu symptoms. This policy has caused a short term decline in the demand for animal medicine products in the market. However, the Company estimates sales will return to prior levels as government regulations have eased since May 2006 as reports of avian flu have declined. Our primary clients are veterinary facilities. As a result of the recently imposed standards to curtail the spread of the avian flu, these veterinary facilities have reduced demand for our traditional Chinese medicine products.

         Our sales related to our veterinary medicine products was $1,601,357 for the six months ended October 31, 2006 as compared to $2,177,191 for the six months ended October 31, 2005, a decrease of $575,834 or approximately 26%. The decrease in the sale of our veterinary medicine products was caused by reduced demand for animal medicine products as a result of heightened health standards. However, the Company estimates sales will return to prior levels as government regulations have eased as reports of avian flu have declined.

Cost of Sales and Gross Profit

         For the six months ended October 31, 2006, cost of sales amounted to $5,668,114 or approximately 73.0% of net sales as compared to cost of sales of $4,939,543 or approximately 68.4% of net sales for the six months ended October 31, 2005, an increase of 4.6%. The cost of sales increased due to the increase in the cost of raw materials. For Chinese medicine, the cost of sales as a percentage of revenues increased from 57.9% for the six months ended October 31, 2005 to 62.6% for the six months ended October 31, 2006. The Company has witnessed an increase in the general cost of raw materials in this product segment. The Company expects that the cost of raw materials employed in the process and manufacture of Chinese medicine will continue to increase in the future. As a precaution the Company has increased its inventory levels for the raw materials employed in the process and manufacture of Chinese medicine. Gross profit for the six months ended October 31, 2006 was $2,096,482 or approximately 27% of net sales, as compared to $2,284,428, or approximately 31.6% of net sales for the six months ended October 31, 2005.

Operating Expenses

         Total operating expenses were $1,661,118 for the six months ended October 31, 2006 as compared to operating expenses of $1,456,660 for the six months ended October 31, 2005, an increase of $204,458, or approximately 14.0%. Included in this increase were:

 * For the six months ended October 31, 2006, we recorded non-cash compensation expense of $285,845 as compared to $135,374 for the six months ended October 31, 2005, an increase of $150,471 or approximately 111%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into additional, similar agreements during the balance fiscal 2007, we cannot predict the amount of expense which will be attributable to such agreements;

 * For the six months ended October 31, 2006, selling expenses amounted to $905,356 compared to $849,311 for the six months ended October 31, 2005 an increase of $56,045 or approximately 6.6%. For the six months ended October 31, 2006 selling expenses were approximately 11.7% of our net sales, as compared to approximately 11.8% for the six months ended October 31, 2005. For the six months ended October 31, 2006 we experienced an increase in marketing expenses for Stevia products in the North American market of $130,000; these costs are associated with the introduction of our products to the North American market. As discussed the Company formed new subsidiaries in Florida, Canada, and California. The purpose of these subsidiaries is to establish a North American distribution network for a proprietary blend of Stevioside, as well as for our traditional Chinese medicine products. The Company has experienced increased expenditures related to these efforts. As a result, the Company has been granted a trademark, UPC bar code certification, retained the services of Blue Chip Marketing and Communications to conduct extensive market research studies, created an interactive web site, hired Jeffrey G. Reynolds as the CEO of Sunwin Stevia International Corp. There is no assurance that these subsidiaries will generate substantial revenues in the near term. The increase were offset by the decrease of commission expenses of approximately $42,000, the decrease of the travel expenses of approximately $26,000 and overall decrease in other selling expenses of approximately $5,600.

 * For the six months ended October 31, 2006, general and administrative expenses were $469,917 as compared to $471,975 for the six months ended October 31, 2005, a decrease of $2,058 or approximately 0.44%. The Company formed a wholly owned subsidiary, Sunwin California, Inc., on April 11, 2006. The Company incurred expenses related to Sunwin California, Inc. which are included in the general and administrative costs of approximately $50,000 for the six months ended October 31, 2006 which reflects expenses associated with our efforts to expand distribution of Chinese herbs in Chinese communities within California. The Company formed a wholly owned subsidiary in Canada, Sunwin (Canada) Pharmaceutical Limited, on April 20, 2006. The Canadian subsidiary related expenses included in the general and administrative costs were approximately $30,000 for the six months ended October 31, 2006 which reflects expenses associated with our efforts to expand distribution of Stevioside into Canada. For the six months ended October 31, 2006 we incurred management fees of $93,972 as compared to $24,303 in management fees for the six months ended October 31, 2005, an increase of $69,669, or 287%. The management fees for Stevioside factory and veterinary factory were waived by the Corporation for the six months ended October 31, 2005 due to the upgrade of the facility. For the six months ended October 31, 2006, the Company completed the upgrade of the facility and incurred $68,913 in management fees to Stevioside factory and the veterinary factory. Shandong Shengwang Pharmaceutical Corporation, Limited, a company controlled by Mr. Zhang, our CEO, provides management services to us which includes costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices. For the six months ended October 31, 2006 we incurred advertising fees of $12,529 as compared to $0 in advertising fees for the six months ended October 31, 2005, an increase of $12,529. The advertising fees for the six months ended October 31, 2006 were for the Stevioside factory. These increases were offset by a decrease of approximately $120,877 in bad debt expenses, $21,226 in rent expenses, and $20,861 in travel expenses overall decrease in other general and administrative expenses of approximately $1,292. Bad debt expenses decreased for the six months ended October 31, 2006 as compared to the six months ended October 31, 2005. During the six months ended October 31, 2006, the Company formed a delinquent accounts receivable department whose objective is to resolve overdue accounts receivable. The Company established an initiative to resolve outstanding accounts receivable; the goal is to improve our collection rate for outstanding accounts receivable. As a result, the bad debt expenses were decreased approximately $120,877 for the six months ended October 31, 2006 as compared to the six months ended October 31, 2005. For the six months ended October 31, 2005, we incurred rental expense of $24,400 while we upgraded the traditional Chinese medicine factory. The Company needed additional space to warehouse goods while the upgrade was in process. For the six months ended October 31, 2006, the Company has completed the upgrade of the facility and the rental expense decreased accordingly. Travel expenses decreased for the six months ended October 31, 2006 as compared to the six months ended October 31, 2005. The Company expects travel expenses will return to prior levels as government regulations have eased as reports of avian flu have declined; therefore our salespeople expect to travel more frequently.

Total Other Income (Expense)

         For the six months ended October 31, 2006, other expenses amounted to $2,256 as compared to other income of $151,880 for the six months ended October 31, 2005, a decrease of $154,136. Other income for the six months ended October 31, 2005 was associated with income recognized from the accrual of value-added taxes on certain of our animal medicine products which had not been assessed to our customers. Respective tax authorities notified the Company that certain of our animal medicine products are not subject to value added taxes. However until we received notification of such position from the respective tax authority, we had accrued additional value added taxes. Upon notification from the tax authority, the accrued taxes were recorded as other income for the six months ended October 31, 2005. For fiscal year 2007, the Company was not required to record an accrual for value added taxes, since the Company received the notification from the tax authority.

         For the six months ended October 31, 2006, interest income was $44,060 as compared to interest expense of $14,503 for the six months ended October 31, 2005, an increase of $58,563. Interest income for the six months ended October 31, 2006 was associated with interest on our increased cash position held in our bank accounts and interest expense for the six months ended October 31, 2005 was associated with our borrowings.

         For the six months ended October 31, 2006, we reported a minority interest in income of our subsidiary, Qufu, of $0 as compared to a minority interest of $332,832 for the six months ended October 31, 2005. On February 7, 2006, we acquired the remaining 20% of Qufu and, as a result, Qufu is now our wholly-owned subsidiary effective February 1, 2006.

         As a result of these factors, we reported net income of $477,168 or $.01 per share for the six months ended October 31, 2006 as compared to net income of $1,153,906 or $.03 per share for the six months ended October 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a Company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between October 31, 2006 (unaudited) and April 30, 2006:


                                                    October 31,          April 30,          $ of              % of
                                                  2006 (Unaudited)         2006            Change          Change (+/-)
                                                --------------------- ---------------- --------------- ----------------
Working capital                                        $  12,507,217       $8,908,577       3,598,640            40.4%
Cash                                                   $   7,008,997       $5,433,691       1,574,306            29.0%
Accounts receivable, net                               $   3,031,348       $2,608,873         422,475            16.2%
Inventories                                            $   3,623,995       $1,778,870       1,845,125           103.7%
Prepaid expenses and other                             $     888,365        $ 967,892        (79,527)            -8.2%
Total current assets                                   $  14,552,705      $10,789,326       3,763,379            34.9%
Property and equipment, net                            $   5,223,697       $5,375,849       (152,152)            -2.8%
Loans payable                                          $     259,908        $ 255,487           4,421             1.7%
Accounts payable and accrued expenses                  $   1,764,766       $1,579,402         185,364            11.7%
Due to related party                                   $      13,714        $   8,497           5,217            61.4%
Advances from customers                                $       7,100        $  37,363        (30,263)           -81.0%
Total current liabilities                              $   2,045,488       $1,880,749         164,739             8.8%
Total liabilities                                      $   2,182,263       $2,015,197         167,066             8.3%



         At October 31, 2006, we had working capital of $12,507,217 and cash and cash equivalents of $7,008,997. At October 31, 2006, our cash position by geographic area is as follows:

           United States          $    45,755
           Canada                      93,296
           China                    6,869,946
                                 --------------
           Total                  $ 7,008,997
                                ================

             At October 31, 2006 we had prepaid expenses and other of $888,365 as compared to $967,892 at April 30, 2006, a decrease of $79,527 or approximately 8.2%. As reported in Prepaid expenses and other, advances to vendors for the year ended April 30, 2006 was $80,224 while the advances to vendors for the period ending October 31, 2006 was $0; a decrease of $80,224. We advanced funds to farmers in the region as a down payment to grow Stevia leaves for the production of our Stevioside. Prepayment to farmers is dependent on the supply of Stevioside in the market. For the six months ended October 31, 2006, supply of Stevioside is strong; therefore the Company decreased the advances to vendors as of October 31, 2006.

         As of October 31, 2006, we had $259,908 in short term loans maturing February 2007. The $259,908 in short term loans is due to Bank of China; the loan commenced on February 28, 2006, maturing on February 28, 2007 at an annual interest rate of 6.9030%. Interest is payable quarterly. Principal is due at maturity. Given our current cash flow, we expect we are able to meet the obligation of the debt services from our existing working capital.

         Our inventories, net of reserve for obsolete inventory, increased $1,845,125 during the six months ended October 31, 2006 from $1,778,870 at April 30, 2006 to $3,623,995 at October 31, 2006. It is the harvest season for Stevia leaves. We reserve adequate Stevia leaves for our increased sales of Stevioside. The Company believes the inventory will be maintained at this level for the next quarter as well.

         As of October 31, 2006, we had approximately $13,714 in due to related party. The Company pays management fees to Shandong Shengwang Pharmaceutical Corporation, Limited, a related company. The management fees which are included in general and administrative expenses for the six months ended October 31, 2006 and October 31, 2005 were $93,972 and $ 24,303. respectively. At October 31, 2006, the Company owed Shandong Shengwang Pharmaceutical Corporation, Limited $13,714 for management fees. We do not have a contract with Shandong Shengwang Pharmaceutical Corporation, Limited and the amount of annual management fee is subject to increase at Mr. Zhang's discretion.

Net cash provided by (used in) operating activities decreased to $(907,368) the six months ended October 31, 2006 from $1,952,852 for the six months ended October 31, 2005. This decrease is primarily attributable to:

       * a decrease of $676,738 in our net income,

       * an increase of $227,686 in depreciation and amortization as a result of the fact that during fiscal 2006 we upgraded a portion of our facilities to satisfy heightened GMP (good manufacturing practices) standards.

       * an increase of $252,418 in stock based compensation which reflects the increase in the amortization of the payments of non-cash compensation to consultants during the fiscal 2006. We paid stock based compensation to consultants for business development services, management services, and investor relations services. The total payments are amortized during the service period,

       * a decrease of $340,005 in minority interest which represents that portion of our net income which is attributable to the 20% of Qufu we did not own for the six months ended October 31, 2005.

       * a decrease of $73,020 in allowance for doubtful accounts which represents a decrease in our allowance for bad debts based on an analysis of our receivable balances and the collection of previously written-off accounts receivable,

       * a decrease of $346,487 in accounts receivable as a result of collecting our receivables in a more timely manner and the application of advances from customers to our accounts receivable balances. The Company established an initiative to resolve outstanding accounts receivable; the goal is to improve our collection rate for outstanding accounts receivable. The initiative was instituted as a means to force employees to focus more intently on collections. Furthermore, the Company formed a delinquent accounts receivable department whose objective is to resolve overdue accounts receivable.

       * a decrease of $2,523,144 in inventory for the six months ended October 31, 2006 as compared to the change in inventory for the six months ended October 31, 2005. Our inventory level increased due to our increased Stevioside production. As well we have increased our inventory for raw materials used in Stevia production and veterinary medicine production; however we have decreased our raw material inventory levels for Chinese medicine production. Presently during the harvest season for Stevia leaves, we have reserved adequate Stevia leaves for our increased sales of Stevioside. Also management expects sales for veterinary medicine will increase as government regulations have eased as reports of avian flu have declined. The management also expects that the raw material of the veterinary medicine will increase in the market. Therefore, for the six months ended October 31, 2006 the inventory for stevioside is $2,299,117, a 175% increase from the inventory for the six months ended October 31, 2005 of $836,883. And for the six months ended October 31, 2006 the inventory of veterinary medicine is $903,758, a 0.2% increase from the inventory for the six months ended October 31, 2005 of $901,983.

       * an increase of $88,257 in prepaid and other current assets, as a result of advances made to consultants in preparation of our business marketing and development. We made approximately $157,500 advances to consultants and professional resources for the marketing of our proprietary blend of Stevioside, "Only Sweet" during the three months ended October 31, 2006. These expenses to various professional resources for the marketing of our products is a continual practice, we expect to witness these expenses in the foreseeable future.

       * a decrease of $62,120 in amounts due to related parties for mangaement fees which are discussed elsewhere in this section,

       * an increase of $169,527 in accounts payable and accrued expenses as a result of the slow down of the repayment due from our cash provide by operations,

       * an increase of $528,434 in income tax payable as a result of the receipt of a tax waiver during the current period which would impact for fiscal 2007. For the six months ended October 31, 2005 we recorded a benefit from income tax in the amount of $521,593. For the six months ended October 31, 2006 we did not record a provision for tax expenses due to the tax waiver. There is no income tax payable as of October 31, 2006. We received the tax waiver from the government for the period from November 2005 to October 2006, and

       * a decrease of $105,028 in advances from customers which includes a reduction in prepayments from our animal medicine customers due to a slow down in production and shipments as a result of reduced demand of animal medicine products as discussed earlier in this section.

         Net cash used in investing activities decreased to $12,861 for the six months ended October 31, 2006 as compared to $1,012,687 for the six months ended October 31, 2005. This change is primarily the result of a decrease of $823,237 in capital expenditures for the acquisition of manufacturing equipment during the six months ended October 31, 2005 as compared to the six months ended October 31, 2006.

         Net cash provided by financing activities was $2,429,600 for the six months ended October 31, 2006 as compared to net cash used in financing activities of $287,484 for the six months ended October 31, 2005. This change is primarily attributable to proceeds of $2,417,100 from subscription receivable during the six months ended October 31, 2006.The Company received $720,000 proceeds from short term loan during the three months ended July 31, 2006. As of October 31, 2006, the $720,000 of the notes payable was satisfied.

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

         None

Item 5. Other Information

         None

Item 6.  Exhibits

Exhibit
Number            Description
-----------       ----------------

31.1     Section 302 Certificate of Chief Executive Officer
31.2     Section 302 Certificate of Chief Financial Officer
32.1     Section 906 Certificate of Chief Executive Officer
32.2     Section 906 Certificate of Chief Financial Officer

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                                      By: /s/ Dongdong Lin
                                              Dongdong Lin,
Dated: December 15, 2006                      CEO, Principal Executive Officer