Form 10QSB
period 2007-01-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2007-03-16
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly report ended January 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________

                        Commission file number: 033-10456

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
                   ------------------------------------------
          (Exact name of small business issuer as specified in charter)

         NEVADA                                      56-2416925
         ---------                                   ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

                                 6 YOUPENG ROAD
                          QUFU, SHANDONG, CHINA 273100
                          ----------------------------
                    (Address of principal executive offices)

                                (86) 537-4424999
                                ----------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At March 16, 2007, there were 73,942,276 shares of the registrant's common stock was issued and outstanding.

When used in this report, the terms "Sunwin," the "Company," "we," and "us" refers to Sunwin International Neutraceuticals, Inc. an Nevada corporation, and our wholly owned subsidiaries, Sunwin Tech Group, Inc., a Florida corporation, Sunwin Stevia International Corp., a Florida corporation, Sunwin California, Inc., a California corporation and Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation, as well as Sunwin Tech Group, Inc.'s wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd. ("Qufu"), and Qufu's three wholly owned subsidiaries, Shengya Veterinary Medicine Co., Ltd (formerly known as Shangong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory.

         The information which appears on our web site at www.sunwin.biz is not part of this quarterly report.


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as they relate to our doing business solely within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED JANUARY 31, 2007
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

       Item 1 - Consolidated Financial Statements

       Consolidated Balance Sheet
          January 31, 2007 (Unaudited)............... .........................3

       Consolidated Statements of Operations (Unaudited)
          For the Three and Nine months Ended January 31, 2007 and 2006........4

       Consolidated Statements of Cash Flows (Unaudited)
          For the Nine months Ended January 31, 2007 and 2006..................5

       Notes to Consolidated Financial Statements...........................6-17

       Item 2 - Management's Discussion and Analysis or Plan of Operation..18-31

       Item 3 - Controls and Procedures.......................................32


PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings.............................................33

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...33

       Item 3 - Default Upon Senior Securities ...............................33

       Item 4 - Submission of Matters to a Vote of Security Holders...........33

       Item 5 - Other Information.............................................33

       Item 6 - Exhibits......................................................33

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash ..........................................................  $  7,152,142
  Accounts receivable (net of allowance for doubtful accounts
    of $172,272) ................................................     2,947,568
  Inventories, net ..............................................     4,264,049
  Prepaid expenses and other ....................................       955,852
                                                                   ------------

      Total Current Assets ......................................    15,319,611

PROPERTY AND EQUIPMENT (net of accumulated depreciation
    of $2,295,383) ..............................................     5,184,666
                                                                   ------------

      Total Assets ..............................................  $ 20,504,277
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .........................  $  1,684,095
  Due to related parties ........................................         1,297
                                                                   ------------

      Total Current Liabilities .................................     1,685,392

OTHER PAYABLES ..................................................       138,556
                                                                   ------------

      Total Liabilities .........................................     1,823,948
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
    No shares issued and outstanding) ...........................             -
  Common stock ($.001 Par Value; 200,000,000 shares authorized;
    73,942,276 shares issued and outstanding) ...................        73,942
  Additional paid-in capital ....................................    12,025,899
  Retained earnings .............................................     7,452,976
  Deferred compensation .........................................      (969,212)
  Subscription receivable .......................................      (602,900)
  Other comprehensive income - foreign currency .................       699,624
                                                                   ------------

      Total Stockholders' Equity ................................    18,680,329
                                                                   ------------

      Total Liabilities and Stockholders' Equity ................  $ 20,504,277
                                                                   ============

            See notes to unaudited consolidated financial statements

                         SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                                       For the Three Month          For the Nine Month
                                                        Ended January 31,            Ended January 31,
                                                   --------------------------    --------------------------
                                                       2007          2006           2007           2006
                                                   -----------   ------------    -----------   ------------
NET SALES ......................................   $ 3,798,352   $  3,841,882    $11,562,948   $ 11,065,853

COST OF SALES ..................................     2,850,491      2,615,530      8,518,605      7,555,073
                                                   -----------   ------------    -----------   ------------

GROSS PROFIT ...................................       947,861      1,226,352      3,044,343      3,510,780
                                                   -----------   ------------    -----------   ------------

OPERATING EXPENSES:
  Bad Debt Recovery ............................             -       (619,259)             -       (867,323)
  Stock-based consulting expense ...............       128,848        143,143        414,693        278,517
  Selling expenses .............................       409,436        522,237      1,314,792      1,371,548
  General and administrative ...................       360,103         40,077        830,020        760,116
                                                   -----------   ------------    -----------   ------------

      Total Operating Expenses .................       898,387         86,198      2,559,505      1,542,858
                                                   -----------   ------------    -----------   ------------

INCOME FROM OPERATIONS .........................        49,474      1,140,154        484,838      1,967,922

OTHER INCOME (EXPENSE):
  Other income (expense) .......................        10,626            891          8,370        152,771
  Interest income (expense) ....................        13,826        (15,818)        57,886        (30,321)
                                                   -----------   ------------    -----------   ------------

      Total Other Income (Expense) .............        24,452        (14,927)        66,256        122,450
                                                   -----------   ------------    -----------   ------------

INCOME BEFORE PROVISION INCOME TAXES ...........        73,926      1,125,227        551,094      2,090,372

PROVISION FOR INCOME TAXES .....................             -          2,313              -        523,906
                                                   -----------   ------------    -----------   ------------

INCOME BEFORE MINORITY INTEREST ................        73,926      1,127,540        551,094      2,614,278

MINORITY INTEREST IN INCOME OF SUBSIDIARY ......             -       (256,342)             -       (589,174)
                                                   -----------   ------------    -----------   ------------

NET INCOME .....................................        73,926        871,198        551,094      2,025,104

OTHER COMPREHENSIVE INCOME:
  Unrealized foreign currency translation ......       418,076         52,004        669,624        183,011
                                                   -----------   ------------    -----------   ------------

COMPREHENSIVE INCOME ...........................   $   492,002   $    923,202    $ 1,220,718   $  2,208,115
                                                   ===========   ============    ===========   ============

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
  Net income per common share - basic ..........   $      0.00   $       0.02    $      0.01   $       0.04
                                                   ===========   ============    ===========   ============
  Net income per common share - diluted ........   $      0.00   $       0.02    $      0.01   $       0.04
                                                   ===========   ============    ===========   ============

  Weighted Common Shares Outstanding - basic ...    73,942,276     49,778,814     73,941,003     45,481,225
                                                   ===========   ============    ===========   ============
  Weighted Common Shares Outstanding - diluted .    73,942,276     50,970,533     73,941,003     45,854,530
                                                   ===========   ============    ===========   ============

                          See notes to unaudited consolidated financial statements

                                                     -4-

                SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                                   For the Nine Months
                                                                    Ended January 31,
                                                                --------------------------
                                                                    2007          2006
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ................................................   $   551,094    $ 2,025,104
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................       448,064        159,952
    Stock-based consulting and fees .........................       414,694        316,312
    Minority interest .......................................             -        589,174
    Allowance for doubtful accounts .........................      (100,496)      (805,294)
  Changes in assets and liabilities:
    Accounts receivable .....................................      (150,150)       250,967
    Inventories .............................................    (2,430,826)       138,215
    Prepaid and other current assets ........................       (13,946)       211,287
    Due from/to related parties .............................        (7,459)        67,190
    Accounts payable and accrued expenses ...................        70,698       (176,381)
    Income taxes payable ....................................             -       (523,906)
    Advances to customers ...................................       (38,505)        61,937
                                                                -----------    -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .........    (1,256,832)     2,314,557
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................       (36,181)    (2,156,597)
                                                                -----------    -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES .................       (36,181)    (2,156,597)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock option and warrants .......        12,500      2,053,050
  Proceeds from subscription receivable .....................     3,077,100              -
  Proceeds from short term loan .............................       720,000              -
  Payment  on short term loans ..............................      (263,294)             -
  Payments on loans payable .................................      (720,000)      (289,506)
                                                                -----------    -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .............     2,826,306      1,763,544
                                                                -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH .............................       185,158         36,522
                                                                -----------    -----------

NET INCREASE IN CASH ........................................     1,718,451      1,958,026

CASH  - beginning of year ...................................     5,433,691      1,674,298
                                                                -----------    -----------

CASH - end of period ........................................   $ 7,152,142    $ 3,632,324
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSUREOF CASH FLOW INFORMATION:
  Cash paid for
  Interest ..................................................   $    12,122    $         -
                                                                ===========    ===========
  Taxes .....................................................   $         -    $         -
                                                                ===========    ===========

  Common stock issued for deferred compensation .............   $         -    $   532,833
                                                                ===========    ===========
  Stock options granted for deferred compensation ...........   $         -    $   106,546
                                                                ===========    ===========
  Due from related party exchanged for property and equipment   $         -    $   978,240
                                                                ===========    ===========

                 See notes to unaudited consolidated financial statements.

                                            -5-

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Sunwin International Neutraceuticals, Inc. was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 100% owned subsidiary, Qufu Natural Green Engineering Co. Ltd. and its subsidiaries ("Qufu"). Qufu is a Chinese limited liability company, organized under the laws of the Peoples Republic of China, with principal offices in Qufu, China. Qufu was founded in July 1999 and was re-registered in January 2004 to amend its capital structure. Qufu has three wholly owned Chinese subsidiaries, Shengya Veterinary Medicine Co., Ltd (formerly known as Shangong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory. Qufu is engaged in the areas of essential traditional Chinese medicine, organic herbal medicine, neutraceutical products, natural sweetener called Stevioside, and animal medicine prepared from organic herbal ingredients.

On January 26, 2004, effective February 1, 2004, Sunwin Tech Group, Inc., ("Sunwin Tech") a Florida corporation that became a wholly-owned subsidiary of the Company (on April 30, 2004; see the following paragraph), entered into a Stock Purchase Agreement with Shandong Shengwang Pharmaceutical Group Corporation, Ltd. ("Group Corporation") a major shareholder of Qufu. Under this agreement, Group Corporation exchanged 80% of the issued and outstanding capital stock of Qufu in exchange for 100% of the issued and outstanding capital stock of Sunwin Tech with a fair market value of $95,000. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Qufu, pursuant to which Sunwin Tech is treated as the continuing entity.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE COMPANY (CONTINUED)

Effective July 27, 2004 the Company changed its name to Sunwin International Neutraceuticals, Inc. The Company filed an amendment to its Articles of Incorporation on July 12, 2004 to change its name, and to increase the number of shares of common stock it is authorized to issue to 200,000,000 with a par value of $.001 per share.

Also, effective July 27, 2004, the Company effected a six for one (6:1) forward stock split of its issued and outstanding common stock. Each stockholder of record at the close of business on July 27, 2004 received five additional shares of common stock for each share of common stock held. All share and per-share information has been restated to reflect this forward stock split.

As noted previously, prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu ("the Qufu Merger") from Group Corporation, an entity controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for all shares of Sunwin Tech's common stock. At the time of this merger the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation (2.5%) ("Shengwang Group"), both of which are controlled by our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. ("Qufu Vet Ltd.") (0.5%) was controlled by a Chinese state owned agency.

Subsequent to the Qufu Merger, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd., after Qufu Vet Ltd. was dissolved. These events subsequent to the Qufu Merger resulted in the Shengwang Group owning 20% of Qufu.

In February 2006, the Company acquired the remaining 20% minority interest of Qufu from Shandong Shengwang Group Corporation. As a result, Qufu is a wholly-owned subsidiary of the Company, effective on February 1, 2006. The Company acquired the remaining 20% interest of Qufu Natural Green Engineering Company, Ltd. by issuing 5,000,000 shares of common stock in February 2006 valued at $2,775,000. The transaction was treated as a business combination pursuant to FAS 141. The Company accounted for the acquisition of the remaining 20% of Qufu as if it was a business combination. The fair value of the 5,000,000 shares was based on the price per share as of the close of the market on February 7, 2006 of $0.555 per share, for a total fair value of $2,775,000. The acquired minority interest had a value of approximately $2,595,000. The excess of approximately $180,000 was determined to be an indirect and general expense related to the business acquisition and was expensed.

On February 7, 2006, the Company formed a wholly owned subsidiary in Florida, Sunwin Stevia International Corp. The purpose of this subsidiary is to establish a North American distribution network for Stevioside manufactured by our Company.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE COMPANY (CONTINUED)

On April 11, 2006, the Company formed a wholly owned subsidiary in California, Sunwin California, Inc. The purpose of this subsidiary is to distribute Chinese herbs produced by our Company to Asian communities within California.

On April 20, 2006, the Company formed a wholly owned subsidiary in Canada, Sunwin (Canada) Pharmaceutical Ltd., in order to market its traditional Chinese medicines throughout Canada. The newly formed subsidiary will endeavor to market some of its products in Canada. The Company desires to develop a partnership with Canadian business representatives with knowledge of the consumer product market within Canada. As of the date of this report the Company has not identified a resource for this effort.

On May 31, 2006, the Company has entered into an oral agreement with Shandong Yulong Group Company, Limited ("Yulong") to acquire 100% ownership of Qufu Pharmaceuticals Factory ("Qufu Pharmaceuticals"). Qufu Pharmaceuticals Factory, founded in 1994, a wholly owned subsidiary of Yulong, manufactures and distributes Class I medicines in China. The medicines are derived from chemical compounds. Yulong is in the process of receiving a GMP (good manufacturing practices) certification for its facility which is a condition precedent to the Company finalizing any terms of the proposed acquisition. While the Company has been informed the certification should be issued during the first quarter of fiscal 2008, after which time the Company would then proceed with finalizing the terms under which it would proceed with the transaction, there is no assurance that the Company will ever consummate this acquisition.

BASIS OF PRESENTATION

Certain reclassifications have been made to the prior year to conform to current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 2007 are not necessarily indicative of the results for the full fiscal year ending April 30, 2007.

The consolidated statements include the accounts of the Company and its wholly and partially-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

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

NET INCOME PER SHARE

Net income per common share for the nine months ended January 31, 2007 and 2006 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share."

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

INCOME TAXES

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has no U.S. tax liability based on the fact that the Company derived all of its revenues outside of the United States.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the RMB and the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended January 31, 2007 was $185,158.

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

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

The Company does not record an allowance for product returns. The Company does not allow product returns except for previous isolated cases of product exchanges in the case of expired products.

The following policies reflect specific criteria for the various revenue streams of the Company: The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

NOTE 2 - INVENTORIES

At January 31, 2007, inventories consisted of the following:

         Raw materials ...............................     $ 2,253,623
         Finished goods ..............................       2,075,685
                                                           -----------
                                                             4,329,308
         Less: reserve for obsolete inventory ........         (65,259)
                                                           -----------
                                                           $ 4,264,049
                                                           ===========

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

The Company pays management fees to Group Corporation, an entity controlled by Mr. Zhang, our President and Chairman. Group Corporation provides management services to us, which includes costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees, and rent for our principal offices. The management fees, which are included in general and administrative expenses for the nine months ended January 31, 2007 and January 31, 2006, were $144,337 and $ 55,200 respectively. At January 31, 2007, the Company owed Group Corporation $1,297 for management fees.

NOTE 4 - PREPAID EXPENSES AND OTHERS ASSETS

Prepaid expenses and other assets at January 31, 2007 of $955,852 consisted of a prepayment to suppliers for merchandise that had not yet been shipped as well as services that had not yet been provided by the contractors/consultants. The Company will recognize the prepayment as inventory or expense as suppliers make delivery of goods or provide services, in compliance with its accounting policy. As of January 31, 2007, prepaid expenses to suppliers for merchandise which had not yet been shipped amounted to $612,344 and the prepaid expenses for consulting services amounted to $343,508.

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock

For the nine months ended January 31, 2007 and 2006, amortization of stock based compensation amounted to $414,693 and $278,517, respectively.

On March 23, 2005, the Company's Board of Directors authorized and adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The Company has currently reserved 5,000,000 of its authorized but unissued shares of common stock for issuance under the 2005 Plan. As of January 31, 2007, there are no available shares to be issued, or options granted, under the 2005 Plan. On February 7, 2006, the Company's Board of Directors authorized and adopted the 2006 Equity Compensation Plan (the "2006 Plan"). The Company has currently reserved 6,200,000 of its authorized but unissued shares of common stock for issuance under the 2006 Plan. As of January 31, 2007, there are 1,265,000 shares available to be issued or options granted under the 2006 Plan. The number of shares authorized under the 2006 Plan, may be amended (subject to adjustment in the event of certain changes in our capitalization) without further action by the Board of Directors and stockholders, as required.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS EQUITY (CONTINUED)

Stock Options

The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to the Company. Subject to the limitation on the aggregate number of shares issuable under the 2005 and 2006 Plan, there is no limit as to the amount of shares that may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares, or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS EQUITY (CONTINUED)

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

As of January 31, 2007, there are no shares available to be issued, or options granted, under the 2005 Plan. As of January 31, 2007, there are 1,265,000 shares available to be issued or options granted under the 2006 Plan. Under the 2006 Plan a total of 860,000 common shares were issued to satisfy the requirements under a service consulting agreement from January 2006, in February 2006 the Company granted options to purchase 4,000,000 shares to employees, and the Company granted options to purchase 75,000 shares under a consulting agreement entered into in February 2006. All options granted for the purchase by employees of 4,000,000 shares of common stock were exercised in the year ended April 30, 2006. Of the options granted to the consultant for the purchase of 75,000 shares of common stock a total of 50,000 were exercised for the year ended April 30, 2006 and a total of 25,000 options were exercised for the nine months ended January 31, 2007. There were no outstanding stock options as of January 31, 2007.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

NOTE 6 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended January 31, 2007 and January 31, 2006, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener called Stevioside. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the nine months ended January 31, 2007 and 2006 are as follows:


Nine months Ended January 31, 2007 (Unaudited):

                                    Chinese and         Natural
                                      Animal           Sweetener       Corporate
                                     Medicines       (Stevioside)      and Other        Consolidated
                                   ------------      ------------     -----------       ------------
Net Revenues ................      $  5,307,396       $6,243,196      $    12,356       $ 11,562,948
Interest income .............             3,388           52,644            1,854             57,886
Depreciation and amortization           219,541          228,523                -            448,064
Net income (loss) ...........           688,428          649,773         (787,107)           551,094
Long-lived asset expenditures            36,181                -                -             36,181
Segment Assets ..............      $ 10,226,575       $9,427,275      $   850,427       $ 20,504,277

Nine months Ended January 31, 2006(Unaudited):

                                    Chinese and         Natural
                                      Animal           Sweetener       Corporate
                                     Medicines       (Stevioside)      and Other        Consolidated
                                   ------------      ------------     -----------       ------------
Net Revenues ................      $  6,622,791       $4,443,062      $         -       $ 11,065,853
Interest (expense) ..........           (32,704)           2,383                -            (30,321)
Depreciation and amortization            47,986          111,966                -            159,952
Net income (loss) ...........         1,434,990          921,704         (331,589)         2,025,104
Long-lived asset expenditures         1,546,346          610,251                -          2,156,597
Segment Assets ..............      $  6,560,683       $7,509,526      $ 1,123,969       $ 15,194,178

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

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

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the nine months ended January 31, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report on Form 10-QSB for the period ended January 31, 2007.

OVERVIEW

         Through our subsidiaries, we manufacture and sell neutraceutical products which can be classified into three main product groups including; Stevioside, a 100% natural sweetener, veterinary medicines and animal feed additives, and traditional Chinese medicine formula extracts. For accounting purposes, however, we report our revenues in two segments, Stevioside and Chinese and animal medicines. All of our business and operations are located in the People's Republic of China.

         The majority of our revenues are derived from our Stevioside product, and our principal customers for this product are located in Asia, primarily China and Japan where Stevioside is approved for use as both a food additive as well as a nutritional supplement.

         This product group represented approximately 54% of our net sales for the nine months ended January 31, 2007 and approximately 46% of our net sales for fiscal 2006. China has emerged as the world's largest producer of Stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three Stevioside manufacturers in China.

         We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include traditional Chinese medicine as well as western medicine, feed additives, feeds and antibiotics.

         We are an advocate of developing animal medicine from Chinese herbs, especially antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines combined with Western medicine. This product group represented approximately 21% of our net sales for the nine months ended January 31, 2007. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 25% of our net sales for the nine months ended January 31, 2007.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of Stevioside to Western countries, we face competition in the manufacture and sale of Stevioside. There are approximately 30 Stevioside manufacturers in China, with approximately 10 companies operating on a continuing basis. Our other two product groups operate in highly competitive environments. We estimate that there are more than 5,000 companies in China selling animal medicines and more than 200 companies in China that produce Chinese traditional medicines and extracts and refined chemical products. The sale of our products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups are limited to a certain extent by economic conditions in the PRC. In addition, since we are dependent upon raw materials which are harvested and farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Our ability, however, to expand our revenues from the sale of Stevioside is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of Stevioside can be marketed and sold as a nutritional supplement. In an effort to increase our competitive position within our market segment, we have built an additional Stevioside manufacturing line in order to expand our Stevioside production, upgraded our existing manufacturing Stevioside line, and we relocated to a larger facility. In January 2007, our wholly owned subsidiary, Sunwin Stevia International Corp., launched our website, www.onlysweet.com.

         Through January 31, 2007, we have invested an aggregate of approximately $2,005,489 for leasehold improvements and equipment related to an additional veterinary medicine manufacturing line and $1,214,777 towards the construction and development of a new Stevioside facility.

         Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a Communist country, differences in technology standards, employment laws and business practices, longer payment cycles, and changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern in future periods.

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

         The functional currency of our Chinese subsidiaries is the local currency or the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The translation adjustment and effect of exchange rate changes on cash for the nine month period ending January 31, 2007 was $185,158. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than just tied to a fixed exchange rate to the U.S. dollar. It also increased the value of its currency 2% higher against the U.S. dollar, effective immediately

         As of the period ending January 31, 2007 the Company had cash in banks in Canada of $78,816., The functional currency of our Canadian subsidiary is the Canadian Dollar. The Company periodically evaluates the credit quality of the financial institutions at which it holds deposits. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the period presented.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2007 AS COMPARED TO NINE MONTHS ENDED JANUARY 31, 2006

         The following table provides certain comparative information on our results of operations for the nine months ended January 31, 2007 and the nine months ended January 31, 2006.

                                             Nine Months Ended January 31,
                                                 2007             2006                $               %
                                             (Unaudited)      (Unaudited)           Change          Change
                                             -----------      ------------       -----------       -------
Net Revenues ..........................      $11,562,948      $ 11,065,853       $   497,095          4.5%
Cost of sales .........................        8,518,605         7,555,073           963,532         12.8%
Stock-based consulting expense ........          414,693           278,517           136,176         48.9%
Selling expenses ......................        1,314,792         1,371,548           (56,756)        -4.1%
General and administration(GA) expenses          830,020          (107,208)          937,228       -874.2%
Total operating expenses ..............        2,559,505         1,542,857         1,016,648         65.9%

Operating income ......................          484,838         1,967,923        (1,483,085)       -75.4%
Total other income ....................           66,256           122,449           (56,193)           NM
Income taxes ..........................                -           523,907          (523,907)      -100.0%
Minority interest .....................                -          (589,174)          589,174            NM
Net income ............................      $   551,094      $  2,025,104       $(1,474,011)       -72.8%
Net Income (loss) attributable to
 Common shareholders ..................      $   669,520      $    (42,428)      $   711,948            NM

NM = not meaningful

Other key indicators:

                                                           Nine Months        Nine Months
                                                          Ended January      Ended January
                                                              2007               2006             %
                                                           (Unaudited)        (Unaudited)       Change
                                                          -------------      -------------      ------
OTHER KEY INDICATORS:
Cost of sales as a percentage of revenues ..........           74%                68%             5.4%
Gross profit margin ................................           26%                32%            -5.4%
Selling expenses as a percentage of revenues .......           11%                12%              -1%
GA expenses as a percentage of revenues ............            7%                -1%             8.1%
Total operating expenses as a percentage of revenues           22%                14%             8.2%

REVENUES

         For the nine months ended January 31, 2007, our total net sales were $11,562,948 as compared to total net sales of $11,065,853 for the nine months ended January 31, 2006, an increase of $497,095 or approximately 4.5%. For nine months ended January 31, 2007, sales from our Stevioside segment represented approximately 54% of our net sales and sales from our traditional Chinese medicine extracts and veterinary medicine segment represented approximately 46% of our total net sales. For the nine months ended January 31, 2006, sales from our Stevioside segment represented approximately 40% of our total net sales and sales from our traditional Chinese medicine extracts and veterinary medicine segment represented approximately 60% of our total net sales.

         Our sales related to the manufacture and sale of Stevioside increased from $4,443,062 for the nine months ended January 31, 2006 to $6,243,196 for the nine months ended January 31, 2007, an increase of $1,800,134, or approximately 41%. The increase in the sales of our natural sweetener, Stevioside, reflects the completion in fiscal 2006 of a new Stevioside manufacturing facility. The new facility could enable us to capture a larger market share. We manufactured 107 tons of Stevioside and resold 123 tons during fiscal year 2006. For the nine months ended January 31, 2007, we manufactured 145 tons and resold 248 tons of Stevioside, while for the nine months ended January 31, 2006, we manufactured 75 tons and resold 167 tons of Stevioside. We continue to witness growing demand for Stevioside. We credit this growth to increased awareness of the attributes of Stevioside.

         Our sales related to our veterinary medicine products was $2,470,168 for the nine months ended January 31, 2007 as compared to $3,274,677 for the nine months ended January 31, 2006, a decrease of $804,509 or approximately 25%. The decrease in the sale of our veterinary medicine products was due in part to reduced demand for animal medicine products as a result of heightened health standards which were enforced from February 2006 through May 2006. One such measure mandates that farmers and breeders euthanize livestock upon confirmation of avian flu symptoms. Our primary clients are veterinary facilities. This policy resulted in a decline in market demand for animal medicine products. Management is cognizant of this market reaction. There can no assurances that sales will return to their historical levels.

         Our sales related to our traditional Chinese medicine products was $2,837,229 for the nine months ended January 31, 2007 as compared to $3,348,114 for the nine months ended January 31, 2006, a decrease of $510,885 or approximately 15%. Sales of our traditional Chinese medicine products include sales of products to third party animal medicine producers who use our products as a component of their own product. Sales of traditional Chinese medicine products to these animal medicine producers were sluggish due to reduced demand for animal medicine products as a result of heightened health standards which the Chinese government instituted in response to increased reports of the avian flu. These measures were strictly enforced from February 2006 through May 2006. One such measure mandates that farmers and breeders euthanize livestock upon confirmation of avian flu symptoms. This policy has caused a decline in the demand for animal medicine products in the market. There can no assurances that sales will return to their historical levels. Accordingly, in addition to seasonality of sales, as a result of the heightened health standards following the incidences of avian flu in fiscal 2006 discussed above we also experienced a decrease in demand for traditional Chinese medicine products by third party animal medicine producers. There are no assurances sales will return to historic levels.

COST OF SALES AND GROSS PROFIT

         For the nine months ended January 31, 2007, cost of sales amounted to $8,518,605 or approximately 73.8% of net sales as compared to cost of sales of $7,555,073 or approximately 68.3% of net sales for the nine months ended January 31, 2006, an increase of 12.8%. The cost of sales increased due to the increase in the cost of raw materials in each of our segments. For traditional Chinese medicine, the cost of sales as a percentage of revenues increased from 58.4% for the nine months ended January 31, 2006 to 65.1% for the nine months ended January 31, 2007. The Company has witnessed an increase in the general cost of raw materials in this product segment due to reduced supply. The supply of raw materials has been reduced due to seasonal variances. The Company expects that the cost of raw materials employed in the process and manufacture of traditional Chinese medicine will continue to increase in the future. As a precaution the Company has increased its inventory levels for the raw materials employed in the process and manufacture of traditional Chinese medicine.

         In our veterinary medicine segment, the cost of sales as a percentage of revenues increased from 66.8% for the nine months ended January 31, 2006 to 69.5% for the nine months ended January 31, 2007. The Company has witnessed an increase in the general cost of raw materials in this product segment due to a reduced veterinary medicine raw material market after the avian flu disruption in fiscal 2006 described elsewhere herein.

         In our Stevioside segment, the cost of sales as a percentage of revenues increased from 76.8% for the nine months ended January 31, 2006 to 79.3% for the nine months ended January 31, 2007. The Company has witnessed an increase in the general cost of raw materials in this product segment. As demand for Stevioside grows, the cost of raw materials utilized in the production of Stevioside will continue to rise. Due to circumstances relating to the availability of the raw materials which comprise Stevioside the Company has increased its inventory levels for the raw materials employed in the process and manufacturing of Stevioside.

         Gross profit for the nine months ended January 31, 2007 was $3,044,343 or approximately 26.3% of net sales, as compared to $3,510,780, or approximately 31.7% of net sales for the nine months ended January 31, 2006.

OPERATING EXPENSES

         Total operating expenses were $2,559,505 for the nine months ended January 31, 2007 as compared to operating expenses of $1,542,857 for the nine months ended January 31, 2006, an increase of $1,016,648, or approximately 65.9%. Included in this increase were:

o For the nine months ended January 31, 2007, we recorded non-cash compensation expense of $414,693 as compared to $278,517 for the nine months ended January 31, 2006, an increase of $136,176 or approximately 48%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. This increase primarily represents fees related to our Canadian and California subsidiaries. While we anticipate that we will enter into additional, similar agreements during the balance of fiscal year 2007, we cannot predict the amount of expense which will be attributable to such agreements.

o For the nine months ended January 31, 2007, selling expenses amounted to $1,314,792 compared to $1,371,548 for the nine months ended January 31, 2006 a decrease of $56,756 or approximately 4.1%. For the nine months ended January 31, 2007 selling expenses were approximately 11.4% of our net sales, as compared to approximately 12.4% for the nine months ended January 31, 2006. For the nine months ended January 31, 2007 we experienced an increase in marketing expenses for Stevia products in the North American market of $130,000; these costs are associated with the introduction of our products to the North American market. As discussed the Company formed new subsidiaries in Florida, Canada, and California. The purpose of these subsidiaries is to establish a North American distribution network for a proprietary blend of Stevioside, as well as for our traditional Chinese medicine products. The Company has experienced increased expenditures related to these efforts. As a result, the Company has been granted a trademark, UPC bar code certification, retained the services of Blue Chip Marketing and Communications to conduct extensive market research studies, created an interactive web site, and hired a chief executive officer for its Sunwin Stevia International Corp. subsidiary. There is no assurance that these subsidiaries will generate substantial revenues in the near term.

o For the nine months ended January 31, 2007 we incurred a decrease in commission expenses of approximately $77,000, a decrease in the local sales tax of approximately $131,000, a decrease in travel expenses of approximately $31,000. Commission expenses decreased as a larger portion of our sales are processed directly from the factory as opposed to sales consummated through our salespeople. Local sales tax is exempt by local government for fiscal year 2007.

o For the nine months ended January 31, 2007 we incurred an increase in shipping and freight expenses of approximately $51,000. The increase in freight charges are related to an increase in sales and related fuel surcharges realized by the Company during the period ending January 31, 2007.

o For the nine months ended January 31, 2007, general and administrative expenses were $830,020 as compared to $(107,208) for the nine months ended January 31, 2006, an increase of $937,228 or approximately 874.2%. The Company formed a wholly owned subsidiary, Sunwin California, Inc., on April 11, 2006. The Company incurred expenses related to Sunwin California, Inc. which are included in the general and administrative costs of approximately $50,000 for the nine months ended January 31, 2007 which reflects expenses associated with our efforts to expand distribution of Chinese herbs in Chinese communities within California. The Company formed a wholly owned subsidiary in Canada, Sunwin (Canada) Pharmaceutical Limited, on April 20, 2006. The Canadian subsidiary's related expenses included in the general and administrative costs were approximately $45,000 for the nine months ended January 31, 2007 which reflects expenses associated with our efforts to expand distribution of Stevioside into Canada. The Company also incurred expenses related to Sunwin Tech Group, Inc. which are included in the general and administrative costs of approximately $60,000 for the nine months ended January 31, 2007 which reflects expenses associated with consultants and professional resources for the marketing the proprietary blend of Stevioside, "Only Sweet" in the U.S. market.

o For the nine months ended January 31, 2007 our subsidiary Natural Green Neutraceuticals incurred general and administrative expenses of $635,670 as compared to $(160,280) for the nine months ended January 31, 2006, an increase of $795,950 or 497%. For the nine months ended January 31, 2006, the Company incurred a one time bad debt expense recovery of $867,323. Furthermore, the difference is widened by the abatement of management fees for the Stevioside factory and the veterinary medicine factory which was waived by Shandong Shengwang Pharmaceutical Corporation for the nine months ended January 31, 2006 due to the construction of the new Stevioside facility.

o For the nine months ended January 31, 2007, the Company completed the upgrade of the facility and incurred management fees of $144,337 as compared to $55,200 in management fees for the nine months ended January 31, 2006, an increase of $89,137, or 161%. Included in the management fees for the nine months ended January 31, 2007 are approximately $104,376 related to the operations of our Stevioside and veterinary medicine factories. During fiscal 2006 the Company was undertaking an upgrade of its Stevioside factory and veterinary medicine factory and we did not pay management fees on those operations during the period of the upgrade.

o These increases were offset by a decrease of approximately $760,507 in bad debt expenses, $19,530 in rent expenses, $24,795 in travel expenses and overall decrease in other general and administrative expenses of approximately $12,000. Bad debt expenses decreased for the nine months ended January 31, 2007 as compared to the nine months ended January 31, 2006. For the nine months ended January 31, 2006 the Company incurred a one time bad debt expense recovery of $867,323. During the nine months ended January 31, 2007, the Company formed a delinquent accounts receivable department whose objective is to resolve overdue accounts receivable. The Company established an initiative to resolve outstanding accounts receivable; the goal is to improve our collection rate for outstanding accounts receivable. As a result, the bad debt expenses were decreased by approximately $760,507 for the nine months ended January 31, 2007 as compared to the nine months ended January 31, 2006. For the nine months ended January 31, 2006, we incurred rental expense of $41,313 while we upgraded the traditional Chinese medicine factory. The Company needed additional space to warehouse goods while the upgrade was in process. For the nine months ended January 31, 2007, the Company has completed the upgrade of the facility and the rental expense decreased accordingly. Travel expenses decreased for the nine months ended January 31, 2007 as compared to the nine months ended January 31, 2006. The Company expects travel expenses will increase in the near term as our salespeople are beginning to service their customers on a more frequent basis since the government mandates have eased related to the Avian flu, and the Company plans to bolster its sales efforts of its veterinary medicine products.

TOTAL OTHER INCOME (EXPENSE)

         For the nine months ended January 31, 2007, other income amounted to $66,256 as compared to other income of $122,449 for the nine months ended January 31, 2006, a decrease of $56,193. Other income for the nine months ended January 31, 2006 was associated with income recognized from the accrual of value-added taxes on certain of our animal medicine products which had not been assessed to our customers. Respective tax authorities notified the Company that certain of our animal medicine products are not subject to value added taxes. However until we received notification of such position from the respective tax authority, we had accrued additional value added taxes. Upon notification from the tax authority, the accrued taxes were recorded as other income for the nine months ended January 31, 2006. For fiscal year 2007, the Company was not required to record an accrual for value added taxes, since the Company received the notification from the tax authority.

         For the nine months ended January 31, 2007, interest income was $57,886 as compared to interest expense of $30,321 for the nine months ended January 31, 2006, an increase of $88,207. Interest income for the nine months ended January 31, 2007 was associated with interest we received on our increased cash balances held in our bank accounts, and the interest expense for the nine months ended January 31, 2006 was associated with our borrowings.

         For the nine months ended January 31, 2007, we reported a minority interest in income of our subsidiary, Qufu, of $0 as compared to a minority interest of $589,174 for the nine months ended January 31, 2006. On February 7, 2006, we acquired the remaining 20% of Qufu and, as a result, Qufu is now our wholly-owned subsidiary.

         As a result of these factors, we reported net income of $551,094 or $.01 per share for the nine months ended January 31, 2007 as compared to net income of $2,025,105 or $.04 per share for the nine months ended January 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between January 31, 2007 (unaudited) and April 30, 2006:

                                           January 31,       April 30,          $ of           % of
                                        2007 (Unaudited)        2006           Change         Change
                                        ----------------    -----------      ----------       -------
Working capital .....................      $13,634,219      $ 8,908,577       4,725,642         53.0%
Cash ................................      $ 7,152,142      $ 5,433,691       1,718,451         31.6%
Accounts receivable, net ............      $ 2,947,568      $ 2,608,873         338,695         13.0%
Inventories .........................      $ 4,264,049      $ 1,778,870       2,485,179        139.7%
Prepaid expenses and other ..........      $   955,852      $   967,892         (12,040)        -1.2%
Total current assets ................      $15,319,611      $10,789,326       4,530,285         42.0%
Property and equipment, net .........      $ 5,184,666      $ 5,375,849        (191,183)        -3.6%
Loans payable .......................      $         0      $   255,487        (255,487)      -100.0%
Accounts payable and accrued expenses      $ 1,684,095      $ 1,579,402         104,693          6.6%
Due to related party ................      $     1,297      $     8,497          (7,200)       -84.7%
Advances from customers .............      $         0      $    37,363         (37,363)      -100.0%
Total current liabilities ...........      $ 1,685,392      $ 1,880,749        (195,357)       -10.4%
Total liabilities ...................      $ 1,823,948      $ 2,015,197        (191,249)        -9.5%

         At January 31, 2007, we had working capital of $13,634,219 and cash and cash equivalents of $7,152,142. At January 31, 2007, our cash position by geographic area is as follows:

         United States ..  $  428,103
         Canada .........      78,816
         China ..........   6,645,223
                           ----------
         Total ..........  $7,152,142
                           ==========

         At January 31, 2007 we had prepaid expenses and other of $955,852 as compared to $967,892 at April 30, 2006, a decrease of $12,040 or approximately 1.2%. As reported in Prepaid expenses and other, advances to vendors for the year ended April 30, 2006 was $80,224 while the advances to vendors for the period ending January 31, 2007 was $0; a decrease of $80,224. We advanced funds to farmers in the region as a down payment to grow Stevia leaves for the production of our Stevioside. Prepayment to farmers is dependent on the supply of Stevioside in the market. For the first six months of fiscal 2007 the Company increased its inventory of Stevia leaves in response to tightening market conditions. During the three months ended January 31, 2007, however, supply of Stevia leaves increased and the Company accordingly decreased advances to farmers.

         Our inventories, net of reserve for obsolete inventory, increased $2,485,179 during the nine months ended January 31, 2007 from $1,778,870 at April 30, 2006 to $4,264,049 at January 31, 2007. It is the harvest season for Stevia leaves. We reserve adequate Stevia leaves for our increased sales of Stevioside. The Company believes the inventory will be maintained at this level for the next quarter as well.

         As of January 31, 2007, we had approximately $1,297 in due to related party. The Company pays management fees to Shandong Shengwang Pharmaceutical Corporation, Limited, a related entity. The management fees which are included in general and administrative expenses for the nine months ended January 31, 2007 and January 31, 2006 were $144,337 and $55,200, respectively. At January 31, 2007, the Company owed Shandong Shengwang Pharmaceutical Corporation, Limited $1,297 for management fees. We do not have a contract with Shandong Shengwang Pharmaceutical Corporation, Limited and the amount of annual management fee is subject to increase at Mr. Zhang's discretion.

         Net cash provided by (used in) operating activities decreased to $(1,256,832) for the nine months ended January 31, 2007 from $2,314,557 for the nine months ended January 31, 2006. This decrease is primarily attributable to:

         * a decrease of $1,474,010 in our net income,

         * an increase of $288,112 in depreciation and amortization as a result of the fact that during fiscal 2006 we upgraded a portion of our facilities to satisfy heightened GMP (good manufacturing practices) standards.

         * an increase of $98,382 in stock based compensation which reflects the increase in the amortization of the payments of non-cash compensation to consultants during fiscal 2006. We paid stock based compensation to consultants for business development services, management services, and investor relations services. The total payments are amortized over the life of the service period. Most of the amortization expense of stock based compensation commenced in fiscal 2006, therefore for the nine months ended January 31, 2007 amortization has been recorded for the full nine month period as compared to the three months of amortization expenses which appeared during the comparable period ending January 31, 2006.

         * a decrease of $589,174 in minority interest which represents that portion of our net income which is attributable to the remaining 20% interest in Qufu we did not own for the nine months ended January 31, 2006.

         * a decrease of $704,798 in allowance for doubtful accounts which represents a decrease in our allowance for bad debts based on the increased credit worthiness of our customers and our historical collections. At present the Company has dedicated additional labor and support in our credit and accounts receivable department and this initiative has significantly reduced our bad debt expense

         * a decrease of $401,117 in accounts receivable as a result of collecting our receivables in a more timely manner. The Company has been more focused on our credit and collection procedures and as a result has witnessed faster payment by its customers.

         * an increase of $2,485,179 in inventory for the nine months ended January 31, 2007 as compared to the change in inventory for the nine months ended January 31, 2006. Our inventory level increased due to our increased Stevioside production. As well we have increased our inventory for raw materials used in Stevia production and traditional Chinese medicine production; however we have decreased our raw material inventory levels for veterinary medicine production. Presently during the harvest season for Stevia leaves, we have reserved adequate Stevia leaves for our increased sales of Stevioside. The management also expects that the availability of the raw materials used in our veterinary medicine division will decrease and the cost of raw materials used in our Traditional Chinese medicine division will increase. Therefore, for the nine months ended January 31, 2007 the inventory for stevioside is $2,640,340, a 92% increase from the inventory for the nine months ended January 31, 2006 of $1,374,144. For the nine months ended January 31, 2007 the inventory for Chinese medicine is $650,467, a 46% increase from the inventory for the nine months ended January 31, 2006 or $444,723.

         * a decrease of $12,040 in prepaid and other current assets, as a result of advances made to consultants in preparation of our marketing and business development efforts. We made approximately $252,000 in advances to consultants and professional resources for the marketing of our proprietary blend of Stevioside, "Only Sweet" during the three months ended January 31, 2007. These expenses to various professional resources for the marketing of our products is a continual practice, we expect to witness these expenses in the foreseeable future.

         * a decrease of $74,649 in amounts due to related parties for management fees which are discussed elsewhere in this section.

         * an increase of $230,139 in accounts payable and accrued expenses which represents the increase in inventory,

         * an increase of $523,906 in income tax payable as a result of the receipt of a tax waiver during the current period which will impact fiscal 2007. For the nine months ended January 31, 2006 we recorded a benefit from income tax in the amount of $523,906. For the nine months ended January 31, 2007 we did not record a provision for tax expenses due to the tax waiver. There is no income tax payable as of January 31, 2007. We received the tax waiver from the government for the period from November 2005 to October 2006, and

         * a decrease of $100,442 in advances from customers which includes a reduction in prepayments from our animal medicine customers due to a slow down in production and shipments as a result of reduced demand of animal medicine products as discussed earlier in this section.

         Net cash used in investing activities decreased to $36,181 for the nine months ended January 31, 2007 as compared to $2,156,597 for the nine months ended January 31, 2006. This change is primarily the result of a decrease of $2,120,416 in capital expenditures for the acquisition of manufacturing equipment during the nine months ended January 31, 2006 as compared to the nine months ended January 31, 2007.

         Net cash provided by financing activities was $2,826,306 for the nine months ended January 31, 2007 as compared to net cash provided by financing activities of $1,763,544 for the nine months ended January 31, 2006. This change is primarily attributable to proceeds of $3,077,100 from subscriptions receivable during the nine months ended January 31, 2007. In February 2006 we issued options to purchase an aggregate of 4,000,000 shares of our common stock to four employees as additional compensation for their services to us under the terms of our 2006 Equity Compensation Plan. Of this amount, options to purchase 3,200,000 shares were exercisable at $0.90 per share and the remaining 800,000 options were exercisable at $1.00 per share. The fair market value of our common stock on the date of grant was $0.56 per share. On March 30, 2006 these employees exercised these options and delivered to us unsecured promissory notes due April 30, 2007 in the amount of the option exercises. The amount of these notes was reflected on our balance sheet as a subscription receivable in the amount of $3,680,000. During the nine months ended January 31, 2007 $3,077,100 of these subscription receivables has been paid. This increase was offset by $720,000 of short term loans which satisfied during the period.

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

Any obligation under certain guarantee contracts;

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

         There was no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

         Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

Exhibit
Number   Description
-------  -----------
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

                                      SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

                                                By: /s/ Dongdong Lin
                                                --------------------
                                                    Dongdong Lin,
Dated: March 16, 2007                     CEO, Principal Executive Officer