Form 10KSB
period 2007-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2007-08-10
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 033-10456

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

                   NEVADA                                56-2416925
                   ------                                ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

         6 SHENGWANG AVE., QUFU, SHANDONG, CHINA           273100
         ---------------------------------------           ------
         (Address of principal executive offices)        (Zip Code)

                  ISSUER'S TELEPHONE NUMBER: (86) 537-4424999
                                             ----------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

   TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

         NONE                                      NOT APPLICABLE
         ----                                      --------------

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                      NONE
                                      ----
                                (Title of class)

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

         State issuer's revenues for its most recent fiscal year. $15,243,568 for the fiscal year ended April 30, 2007.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $47,425,682 on August 10, 2007.

         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 87,006,936 shares of common stock are issued and outstanding as of August 10, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

         Transitional Small Business Disclosure Form (check one): Yes __  No _X_

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I

Item 1.  Description of Business............................................   4
Item 2.  Description of Property............................................  31
Item 3.  Legal Proceedings..................................................  31
Item 4.  Submission of Matters to a Vote of Security Holders................  31

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small
          Business Issuer Purchases of Equity Securities....................  32
Item 6.  Management's Discussion and Analysis or Plan of Operation..........  32
Item 7.  Financial Statements...............................................  46
Item 8.  Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure..............................................  46
Item 8A. Controls and Procedures............................................  46
Item 8B. Other Information..................................................  46

Part III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and
          Corporate Governance; Compliance With Section 16(a) of the
          Exchange Act......................................................  47
Item 10. Executive Compensation.............................................  50
Item 11. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.......................................  55
Item 12. Certain Relationships and Related Transactions, and Director
          Independence......................................................  56
Item 13. Exhibits...........................................................  57
Item 14. Principal Accountant Fees and Services.............................  58

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual in its entirety, including the risks described in Part I - Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms:

o "Sunwin," "we," and "us" refers to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and our subsidiaries,

o "Sunwin Tech" refers to our subsidiary Sunwin Tech Group, Inc., a Florida corporation,

o "Qufu" refers to our subsidiary Qufu Natural Green Engineering Co., Ltd., a PRC company,

o "Shengya Veterinary Medicine" refers to Qufu's subsidiary Shengya Veterinary Medicine Co., Ltd., a PRC company formerly known as Shangong Qufu Veterinary Medicine Plant,

o "Shengyuan Herb Extraction" refers to Qufu's subsidiary Shengyuan Herb Extraction Co., Ltd., a PRC company,

o "Qufu Chinese Medicine" refers to Qufu's subsidiary Qufu Chinese Medicine Factory, a PRC company,

o "Sunwin Stevia International" refers to our subsidiary Sunwin Stevia International Corp., a Florida corporation,

o "Sunwin California" refers to our subsidiary Sunwin California, Inc., a California corporation, and

o "Sunwin Canada" refers to our subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation.

         We also use the following terms when referring to certain related parties:

o "Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Corporation Limited, a Chinese company which is controlled by Mr. Laiwang Zhang, our President, Chairman and a principal stockholder of our company,

o "Group Corporation" refers to Shandong Shengwang Group Corporation, a Chinese company controlled by Mr. Zhang.

         The information which appears on our web sites at www.sunwin.biz and www.onlysweet.com is not part of this annual report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We sell stevioside, a natural sweetener, as well as veterinary products and herbs used in traditional Chinese medicine. Substantially all of our operations are located in the People's Republic of China (PRC). As an industry leader in agricultural processing, we have built an integrated firm with the sourcing and production capabilities to meet the needs of our customers. The Sunwin family works closely with consumers to provide quality, value, and a hybrid mix of agricultural products and services that meet growing demand.

         Our operations are organized into two operating segments related to our product lines:

         o  Stevioside - a natural sweetener, and

         o Veterinary medicines and traditional Chinese medicine formula extracts.

         The products manufactured and sold by these operating groups are as follows.

STEVIOSIDE - A NATURAL SWEETENER

         We manufacture and sell stevioside, a 100% natural sweetener which is extracted from the leaves of the stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family. We also purchase and resell finished stevioside products from third party manufacturers. For fiscal 2007 and 2006 revenues from this segment represented approximately 54% and 47% of our total net revenues, respectively.

         We believe we are one of the leading manufacturers of stevioside in the PRC. We have been engaged in the continuous production of stevioside since 1998. While there are few industry experts who agree on the total worldwide production estimates for stevioside, based upon our analysis we estimate the annual worldwide production is approximately 2,000 to 3,000 tons per year. In our estimation China accounts for approximately 1,200 to 1,500 tons of the annual production in 2006. Our present capacity is approximately 600 tons annually following the completion of recent expansions of our manufacturing facilities.

         We are a perennial member of China Stevioside Sugar Association which was established in November 1988. The association seeks to dedicate its efforts, and utilize the strength of its members to harmonize the relationships among other participants in the industry, to promote technological innovation, to supervise quality control, to establish guidelines for market prices, to assist the association to set long term goals, industrial policy and technical standards, and to collect information on the domestic and foreign stevioside industry and supply the information to its members.

         The leaves of the stevia rebaudiana plant have been used for centuries to sweeten bitter beverages and to make tea in the plant's native Paraguay. In 1931 French chemists extracted the compounds which give stevia its sweet taste. According to several sources, these extracts, called steviosides, were found to be 250 times to 300 times sweeter than sucrose (ordinary table sugar). (1)(2)

         Stevia is grown commercially in Brazil, Paraguay, Uruguay, Central America, Israel, Thailand and China. The stevia rebaudiana plant was first introduced to China in 1977 and commercial harvesting of stevia started in the mid-1980's. There are two major species of stevia grown in China; one was cultured by Chinese researchers and another was introduced from Japan. According to the China Stevioside Sugar Association, as of 2004 China has grown to be the world's largest exporting country of stevioside, with a volume exceeding 80% of the overall amount of stevioside produced worldwide. Most stevioside is exported by Chinese manufacturers throughout Asia, primarily to Japan and South Korea.
__________________
(1) http://www.food.gov.uk/multimedia/webpage/stevia
(2) http://www.fehd.gov.hk/safefood/report/stevioside/stevioside.html

         We believe worldwide demand for healthy sugar is rising, and based upon our analysis we estimate that the demand for stevioside in recent years has increased at a rate of 15% to 20% per year.

         From June 2004 to September 2005 we undertook a significant renovation project. The project entailed upgrading our facilities to comply with heightened standards implemented by the central government. The heightened standards mandated that manufacturing facilities adopt good manufacturing practices ("GMP") standards and receive approval from the central government upon inspection. In December 2005 we received approval as a GMP facility. During the implementation of the upgrade, we moved our stevioside production line to a new location, which interrupted our manufacturing capacity, and resulted in decreased output during this period. Following the completion of this new manufacturing facility we had an aggregate production capacity of 300 tons of stevioside per year. The main facilities are comprised of extraction technology and spray towers for high temperature drying.

         In March 2007 we completed construction of an additional stevioside manufacturing facility located in the Shuyuan Economic Zone of Qufu City, of the Shangdong Province in Qufu. The new facility is approximately 10 miles from our original stevioside manufacturing facility. We invested approximately $8,450,000 in buildings and equipment at new facility. Upon completion in March 2007 the facility went through a trial production test through June 2007 and the new facility commenced full operations in July 2007. The new stevioside manufacturing facility, which has not been GMP certified as of the date of this report, is capable of producing an additional 300 tons of stevioside per year, increasing our total annual capacity to 600 tons. We are in the process of submitting applications to obtain GMP certification. We anticipate that this additional production will be marketed to China, Japan, South Korea, and other Far East countries such as Singapore, Malaysia, Thailand, and India.

THE USE OF STEVIOSIDE

         Generally, no large scale mechanized production has been established and stevioside sweeteners are not yet found in mainstream food products in most countries of the world. Progress towards large scale commercialization has been slow, largely due to difficulties in producing the crop, the inferior quality of stevia extracts and the absence of regulatory approvals essential for stevia sweeteners in the North American and European markets.

         While stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives (GB2760), the number of countries in the world which permit the use of stevioside as a food additive is limited. As of the date of this annual report, Japan, Korea, China, Taiwan, Indonesia, Israel, Germany, Brazil and Paraguay permit the use of stevioside as a sweetener and food additive. In these countries stevioside may be used in a wide variety of products including soft drinks, Japanese-style processed vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products. The countries, however, which do not permit the use of stevioside as a food additive, include most Western nations, including the United States.(3)

         While stevioside has been used as a dietary supplement in the U.S. since the mid-1980's the United States Food and Drug Administration (FDA) has labeled stevia as an "unsafe food additive." The FDA's position is that available toxicological information on stevia is inadequate to demonstrate its safety as a food additive or to affirm its status as generally recognized as safe. When sold as a dietary supplement, dietary ingredients, including stevia, are not subject to the food additive regulations of the FDA.
__________________
(1) http://www.fehd.gov.hk/safefood/report/stevioside/stevioside.html

         Canada and Australia also permit the use of stevioside as a dietary supplement but not as a food additive. In 1999, the Canadian Food Inspection Agency, the Canadian equivalent of the FDA, issued a notice of detention to companies in Canada who attempt to move, sell or dispose of stevia products. Stevia is also not approved for use in the European Union, Singapore or Hong Kong.

         The Joint FAO/WHO Expert Committee on Food Additives is an international scientific committee that is administered by the Food and Agriculture Organization of the United Nations (FAO) and the World Health Organization (WHO). Since 1956 the committee has evaluated the use of food additives as well as other food hazards and is recognized as an international authority in the risk assessment of food hazards. In 1998 the committee conducted an evaluation of the safety of stevioside. As a result of incompleteness in research findings, the committee has not yet reached a conclusion as to the safety of stevioside as a food additive. In addition, the committee could not allocate an acceptable daily intake of stevioside because of the shortcomings of the research findings. The committee recommended that new studies should be performed before re-reviewing the toxicity of stevioside and asked that additional information regarding the pharmacological effects of stevioside on humans be provided by 2007.

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

         In response to the request by the European Commission for more research on the safety of stevioside, in 2003, Professors Jan Geuns of the Laboratory for Functional Biology and Johan Buyse of the Laboratory of Physiology and Immunology of Domestic Animals of the Katholieke Universiteit Leuven ("K.U. Leuven") in Belgium set up the European Stevia Research Centre at K.U. Leuven in order to coordinate research on stevia and stevioside. One of the centre's goals is to develop a European quality label for stevioside which would hopefully lead to the eventual lifting of the European ban on stevioside. The European Stevia Research Centre held the first international symposium on the safety of stevioside in April 2004. Foreign specialists and K.U. Leuven scientists were invited to give an overview of the recent stevioside research. The proceeding of the symposium reached the general conclusion that the use of stevioside as a sweetener is safe. It is presently unknown, however, if or when the European Union will alter its initial findings and determine that the use of stevioside as a food additive is safe for humans. As of 2004, the U.S., the European Union ("EU") and Australia, where stevioside is permitted only as a dietary supplement, remain largely inaccessible to producers of stevia-based sweeteners.

         In 2006, a Joint FAO/WHO Expert Committee on Food Additives presented a thorough evaluation of recent experimental studies of stevioside conducted on animals and humans. The committee noted that stevioside has shown evidence of pharmacological effects in patients with hypertension or with type-2 diabetes. However the committee conceded further research is needed to fully assess the health benefits of stevia.

OUR CUSTOMERS

         We sell stevioside on a wholesale basis to customers primarily located in China and Japan. Our target market for customers of our stevioside product is domestic food manufacturers and larger foreign trade companies which export the products from the PRC to Japan, Korea and Southeast Asia. For fiscal 2007 approximately 50% of our total revenues from this segment were to domestic food manufacturers while the remaining 50% were to larger foreign trade companies for export. No customer represented more than 10% of our total net revenues from this segment in fiscal 2007. We do not have contracts with our customers and sales are made under a purchase order arrangement with payment in full when the order is placed and due prior to shipment. We do not provide any discounts to customers on stevia sales. The accounts receivable generated by our stevioside represents approximately 41% and approximately 40% of our total accounts receivable at April 30, 2007 and April 30, 2006, respectively.

         In June 2007, Qufu entered into a purchase agreement with Qingdao Tariff-Free Zone Sanfenghe Trading Co., Ltd. ("Qingdao")expiring in August 2008. Under the terms of the agreement, Qufu will provide to Qingdao 120 metric tons of stevioside in accordance with certain specifications at the rate of 10 metric tons per month. Unless either party gives written notification one month before the expiration date; the agreement will automatically extend for another year. The order accounts for approximately 40% of the production capacity at our newest stevioside factory.

         In July 2007 we entered into a representation and distributorship agreement with Agra Uluslararasi Ticaret, Ltd. ("Agra") Under the terms of the agreements we appointe Agra as our sole and exclusive representative and distributor in Turkey for all stevia based products developed by us. The agreement takes to effect on October 1, 2007 until December 31, 2012. As stipulated in the agreement, Agra will receive a commissions ranging from 5% to 7% based upon the minimum gross revenues from this agreement generated as follows:

         Following the third year of the anniversary of the agreement, annual sales generated by Agra should increase 20% per year. If Agra does not meet this condition, Agra will forfeit their rights as our exclusive distributor in Turkey.

RAW MATERIALS

         The Shandong Province is a primary harvesting base of stevia leaves as well as the main region for the production of stevioside in China. Prior to fiscal 2007 we routinely entered into harvesting contracts with local farmers to insure sufficient supply of raw materials. In 2006, approximately 30% of our supply of stevia came from harvesting contracts with several large plantations in China covering approximately 277 acres used to grow stevioside rebaudiana. Prior to fiscal 2007 we generally paid the farmers 30% of the contract price at the time the seed is planted, generally in March of each year, and the remaining 70% upon delivery of the leaves.

         In fiscal 2007, we observed that the stevia rebaudiana harvest in China was expanding. This expansion has stabilized the market supply of stevia and we are no longer required to prepay farmers to harvest stevia to ensure a steady supply. Rather in fiscal 2007, we purchased all raw materials directly from the market and paid for the leaves at the time of purchase. Currently the price of stevia leaves is approximately $1,812 per ton, and the price of stevioside ranges from approximately $21,000 to $29,000 per ton. In the past, in an effort to monitor the quality of the stevia, our company set up a fine breed base so that we could monitor the quality of stevia raw material. Under the new policy we maintain control by testing the stevia leaves at the time of purchase. Our internal policy is to only purchase stevia leaves with a stevioside content of greater than12%. We believe that there is ample supply of leaves with a stevioside content in excess of 12% available in the market.

         Prior to 2003, the average price of dry leaves of stevia generally averaged approximately $695 per ton, and the price of stevioside was $24,160 per ton. In the later half of 2003, the raw material market in China was adversely affected by a drought in the Jiangxi Province and excessive rains in the Henan, Jiangsu and Anhui Provinces. Certain agriculture policies that were enacted in Northern China also had the effect of limiting the farmer's initiative to plant crops, including stevia. As a result, since September 2003, declining supply of raw materials has resulted in a steady increase in the market price of dry leaves and finished products and the cost of stevioside has increased. .

MANUFACTURING, EXTRACTION AND PACKAGING; AND RESALE DISTRIBUTION

         We use a traditional extraction technology of a natural "aqueous extraction" process which involves the use of purified water extraction and air dehydration to produce our stevioside. This all natural method results in a pure white stevia crystal, with no brownish coloring. We set our production schedules based on the market demand and our capacity. In 2001, we increased our annual production capacity of stevioside from 100 tons to 200 tons by utilizing an advanced technology alteration that improves the purity and production of the stevioside. In September 2005, we acquired new technology which enhances the extraction process enabling us to increase the purity of our stevioside which results in a more flavorful product. We are cooperating with the China Agriculture Institute and other national research facilities to increase the output of stevioside by improving the manufacturing protocol and developing new products.

         The extraction process for stevioside generally takes seven days. The plant leaves are first dried and then undergo a quality control inspection to ensure only good quality leaves are used in the extraction process. We then use a combined process involving a solid/liquid extraction procedure, followed by a liquid/liquid-purifying step that is traditionally used to extract the stevioside from stevia. Once the extraction process has been completed, the final product is ready for packaging and shipment to our customers. We bulk package our stevioside in 10 kilo packages, two per box.

         We generally maintain an inventory of approximately 200 tons of stevia leaves, which equates to approximately 13 tons of finished product which equates to approximately one month of finished product INVENTORY. In fiscal 2008 we estimate we will increase our inventory levels of stevia leaves as we increase our internal production to maintain a regular production schedule. We generally maintain an inventory of finished product equal to approximately one month's average sales.

         Historically, from time to time we purchase stevioside finished product directly from other manufacturers. We have four unaffiliated suppliers to obtain the lowest cost. We do not have any contracts with these suppliers. We generally place orders for stevioside products with our suppliers based upon our internal estimates of the amounts we can manufacture and the remaining amount we will need to fill orders from our customers. Following the increase in our manufacturing capacity as described elsewhere herein, in the future we anticipate that we will reduce our third party purchases of finished stevioside.

         During fiscal 2007, approximately 47% of our total net revenues from this segment were generated from reselling approximately 158 tons of stevioside purchased from third party manufacturers, of which four primary manufacturers supplied us with approximately 122 tons. The resale of the 122 tons purchased from four primary manufacturers accounted for approximately 35% of our total net revenues from this segment. During fiscal 2006, approximately 51% of our total net revenues from this segment were generated from reselling approximately 123 tons of stevioside purchased from third party manufacturers, of which four primary manufacturers supplied us with approximately 93 tons. The resale of the 93 tons purchased from four primary manufacturers accounted for approximately 38% of our total net revenues from this segment.

EXPANSION INTO THE U.S. AND CANADA; ONLYSWEET(TM)

         During fiscal 2006, we began implementing plans to expand the distribution of our stevioside into the U.S. and Canadian markets and in February 2006, we formed Sunwin Stevia International.

         Sunwin Stevia International is responsible for the mainstream distribution of OnlySweet(TM) within North America. OnlySweet(TM) is an all natural, zero calorie, dietary supplement is a blend comprised of three different ingredients including stevia. In January 2007 we launched a website www.onlysweet.com to market our product. OnlySweet(TM) is packaged one gram packages which are boxed in 100 and 200 packages. On May 29, 2007, OnlySweetTM received Kosher certificate from KOF-K Kosher Supervision. The certificate is valid until April 30, 2008. Based on the responses from retailers in spring 2007, we redesigned the packaging to highlight the "All Natural" attributes of OnlySweetTM to further differentiate OnlySweetTM from its competition.

         Our objective is to provide an all natural, zero calorie, dietary supplement that does not contain any chemicals such as aspartame, saccharine, or chemically altered sucalose. The growth of all natural products is one of the fastest growing segments in the grocery industry. It has in recent years become very common to find products labeled as dietary supplements in a vast number of aisles in retail grocery stores, no longer being confined to placement on shelves in the "green" aisle.

         OnlySweet(TM) targets customers in all demographic areas. The tag line of our OnlySweet(TM) brand is "Make Life Sweeter" and the name and tag line have been submitted for trademark with the U.S. Patent and Trademark Office. OnlySweet(TM) is packaged in boxes of 100 sachets and 200 sachets. Stevioside manufactured by us is a component of the OnlySweetTM product line. OnlySweetTM is manufactured in the United States utilizing the services of a contract manufacturer at an FDA approved blending facility. We do not have a contract with the manufacturer; however, as there are a multiple blenders in the market, we can utilize alternative blending facilities if necessary.

         In the first quarter of fiscal 2008 we received multiple orders from national and regional grocers to carry OnlySweetTM. As of the date of this report OnlySweet(TM) is on the shelves in approximatley 2,500 stores in approximately 30 states. We estimate that the total number of locations that will sell OnlySweet(TM) nationwide will be approximately 3,000 by the end of the first quarter of fiscal 2008.

         While our focus is on the distribution and sales growth of OnlySweet(TM), we understand the value of positioning our product as an ingredient in a wide variety of all natural dietary supplement products. In June 2007 we received a purchase order from a beverage manufacturer for our stevioside. The manufacturer intends to use it in its line of low calorie soft drinks. This order was prepaid by the customer in the first quarter of fiscal 2008. As of the date of this report we have not shipped to the customer.

         Our first customer for OnlySweet (TM) was one of the largest retail grocery chain in the U.S. which purchased the product for national distribution. We have been able to position the product in the sweetener aisle next to alternative sweeteners.

         In addition to direct marketing to retailers, we utilize a wide variety of marketing strategies to create sales and product awareness, including placement of news articles with well-known dieticians discussing the virtues of the product, targeted direct mailings, in-store taste testing along with a host of other proven methods. Once a purchase order is received with a corresponding shipping date we ship the product to the customer's distribution centers and once the product is on the store shelves,, our designated brokers monitor the stores to insure proper shelf placement, and pricing. These brokers also work closely with the store managers to attain feedback on sales, and what can be done to maximize them, even if they are exceeding expectations.

         In order to facilitate our expansion efforts into new markets, we have also engaged Mr. Patrick Mak to assist us with the distribution our traditional Chinese medicine products and OnlySweet(TM) within the Chinese community in California. Mr. Mak, who has experience operating with the Chinese community in California, primarily San Francisco, will market the products to local Chinese food markets within the Asian community. He will be paid a commission of 5% on the net margins generated by Sunwin California.

VETERINARY MEDICINES AND TRADITIONAL CHINESE MEDICINE FORMULA EXTRACTS

         We also manufacture and sell a comprehensive group of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. For fiscal 2007 and fiscal 2006 this segment represented approximately 46% and approximately 53% of our total net revenues, respectively.

VETERINARY MEDICINES

         According to the China Animal Health Association, we are one of the top three companies in this product category in the Shandong Province and one of the top 50 in the PRC. We are a leading advocate of preparing animal medicine from Chinese herbs, especially in antivirus and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from pure traditional Chinese medicines or combining traditional Chinese medicine with Western medicine. Our products in this group include veterinary medicine (traditional Chinese medicine and Western medicine), feed additives, feeds and disinfectants. These products are sold throughout 28 Provinces in China.

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

         The use and/or abuse of antibiotics has affected countries around the world. For example, in Belgium, France, Germany and Holland, dioxins polluted the feeds and in turn caused damage to the livestock population. The outbreak of bovine spongiform encephalopathy (BSE or Mad Cow disease) in Britain not only decimated the British livestock markets but had a worldwide effect on beef production. It was reasoned that a certain virus in these cows might have developed a drug-resistant strain. In recent years, many countries have regulated the use of antibiotics additives through legislation. In the middle of the 1970's, the European Economic Council adopted regulations prohibiting the use of penicillin and acheomycin as feed additives. In 1977, U.S. Food and Drug Administration limited using bacteriophage as the feed additive and regulated the zinc-bacitracin as the special feed additive for livestock and birds. Since olaquindox, furazolidone and chloromycetin were forbidden as applications on edible animals in the European Community, the EU began to forbid four antibiotics including zinc-bacitracin and tylosin to use in feeds at the end of 1998.

         Animal feed additives based upon traditional Chinese medicine are increasingly being regarded as desirable as they lack the drawbacks of chemical compounds, even though these traditional Chinese medicines may not be as potent as chemical compounds in terms of stimulating growth of livestock. Many traditional Chinese medicines have double functions of nourishment and medicament, which not only accelerate the sucrose metabolism of the organism and synthesis of the protein and enzyme, but also increase the efficiency of the antibody and the growth of the sex gland. The health growth of the sex gland would in turn enhance muscular system development. The traditional Chinese medicines have the effect of sterilizing and resisting the bacteria and adjusting the organism immunity function. As a result of these benefits, many countries are developing and researching natural traditional Chinese medicine feed additives.

         Compared with antibiotics and chemical compound feed additives, the natural traditional Chinese medicine feed additives have the following advantages:

         o non-diathesis antibacterial function which sterilizes and resists bacteria, but also adjusts organism immunity functions;

         o no or little harmful remains; pathogenic microbe can not generate the anti-medicine character easily; and the materials are abundant and can be used locally.

         We manufacture and sell a polysaccharid and flavonoid extraction compound feed additive that is all natural with little or no side effects which can be substituted for antibiotics and chemical compounds often found in animal feeds. We believe our product provides a number of benefits, including:

         o  Producing safe and healthy animal foods,

         o Reducing fat and cholesterol contents, improving the quality of animal feeds, and in turn improving the taste of livestock and birds,

         o Reducing toxicity associated with antibiotic and chemical compounds which reduce the levels of medicines which are present in animal feeds,

         o  Improving growth of the livestock,

         o Improving the disease-resistance of the animal. The product can regulate the intestines which in turn prevent or aids in the resistance to diseases. Specifically, the plant Oligosaccharide which is contained in our products can greatly promote the multiplication of the lactobacilli and bifidus and adjust the PH parameter in intestines. Alkaloid, which is also present in our products, can restrain the growth of the pathogeny in intestines in an effort to prevent the occurrence of intestinal diseases, and

         o Reduced labor cost. The products contain plant active substances such as flavonoid, and multi-hydroxybenzene. The additives serve a binary purpose; restraining the growth of mildew thereby improving the taste of the animal feed and increasing appetite. By increasing the animal's appetite, the animal feeds in less time thereby reducing labor costs.

         We also sell our brand of CIO2 food disinfectant. ClO2, a chemical employed in both industrial and commercial applications, was developed successfully in 1985 by American Baihexing Company. It was regarded as a food disinfector by the European Environmental Protection Unit and the U.S. Environmental Protection Agency and was sanctioned as a food additive by the U.S. Food and Drug Administration. Japan, Australia, and the European countries followed and regarded it as the fourth generation of safe disinfectant and food additive that substituted the chlorine serial disinfectants. Due to its good character, it was regarded as the A-grade safe additive by the World Health Organization and was strongly promoted on a global scale.

         China began to expand the use of the ClO2 disinfectant at the beginning of the 1990s. In 1992, it was listed in health standard by the China National Food Additive Standard Committee. On February 19, 2004, we attended the bird flu convention conference organized by the Ministry of Agriculture in Beijing. The Ministry of Agriculture sanctioned our new ClO2 disinfectant as a Ministry recommended product for the prevention of the spread of bird flu virus.

         Our Sunwin brand ClO2 disinfectant is a steady ClO2 disinfectant and can be used directly without activation and dilution. The traditional ClO2 disinfectant requires a stability dose to stabilize it after production and needs to be activated and diluted before use. If it is not used in time after activation, the effective substances will be depleted completely in four to six hours. Our product can restrain the chemical activity of the activated ClO2 and can control the ClO2 to release the effective compounds slowly. The product has a storage life of 18 months after dilution. At present, this steady ClO2 disinfectant product has been used in a wide variety of disinfectant and sterilization applications including waste and sewage disposal and sterilization of food utensils.

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

         During fiscal 2006 we also launched five additional veterinary medicine products; Amoxicillin, Cephalosporium, Ampicillin, sodium oxacillin, and penbritin. These five new products are employed as an antiviral agent, to combat fever and treat respiratory tract infections, and accounted for approximately 15% of revenues related to this product group in fiscal 2007. As a result of the recent upgrade in our facilities we now have the ability to manufacture these products in various forms including a liquid injection, pulvis, pre-mixed powder, a tablet and an oral liquid.

         Our Chinese herbal-based veterinary disinfectant Xuyikang has been proven to be 100% effective in preventing the spread of the Foot-and-Mouth Disease virus in an in vitro research study in baby mice infected with the virus. The research study was independently conducted by the National Food and Mouth Disease Research Laboratory of China in 2007. The test results demonstrate that our Xuyikang Disinfectant was successful in preventing uninfected mice from acquiring the virus following contact with mice infected with Foot-and-Mouth virus for a minimum of 30 minutes under room temperature in a controlled environment.

         HYPERICIN

         Recently, scientists from Ha'erbing Veterinary Institute of the Chinese Academy of Agricultural Sciences, Animal Influenza Laboratory of the Ministry of Agriculture, and National Bird Flu Reference Laboratory performed an independent study of our veterinary disinfectant products. The disinfectants were produced with Hypericin as a root compound. Hypericin is a derivative of St. Johns Wort.

         The tests were performed on chicken embryos infected with the H5N1 strain of the Avian flu. The veterinary disinfectants contained Hypericin at a diluted ratio of 1:5, 1:10, 1:25 and 1:50. The test results demonstrated that in the case of embryos artificially infected with the H5N1 strain of the avian flu; the veterinary disinfectants can effectively eliminate 100% of the H5N1 strand within 10 minutes of treatment by injection.

         In November 2005, the Department of Livestock Farming for Shandong Province Government submitted an application to the Livestock Farming Bureau of the China Ministry of Agriculture for approval of Hypericin related products as a class one new veterinary medicine to treat strains of the avian flu virus. This independent study was a requirement of the approval process for the application which remains ongoing. We cannot predict at this time if the application will be approved.

         OUR CUSTOMERS

         We sell our veterinary medicine products on a wholesale and retail basis to livestock and poultry farmers, retail veterinary product outlets and large scale cultivating businesses. Our principal customers include Chengde Chengxing Animal Hospital, Ha'erbin Donghui Veterinary Products Store, Xiantan Golddragon Veterinary Co. Ltd., Gao'an Aquatic Bureau, Shandong Veterinary Supervision Office and Hebei Veterinary Station. During fiscal 2007 no customer accounted for more than 10% of our net revenues in this product category. We do not have contracts with our customers and sales are made under a purchase order arrangement. General payment terms for our veterinary medicine products range from prepaid prior to shipment to net 60 days. We will provide certain discounts to our veterinary medicine customers in the event a customer pays us full payment 60 days in advance of delivery. The discount ranges from 2% to 3% and is only applicable to items not currently in inventory. In fiscal 2007 and fiscal 2006, such discounts were minimal. The accounts receivable generated by our veterinary medicine product group represents approximately 45% and approximately 49% of our total accounts receivable at April 30, 2007 and April 30, 2006, respectively.

         RAW MATERIALS

         We purchase the raw materials for medicines and feed additives produced by us on the open market from a number of suppliers to ensure the best price and highest quality ingredients. For products which are based on traditional Chinese medicines, we use extract formulas produced by our traditional Chinese medicine formula extract group described below. We have not experienced any difficulty in obtaining the necessary raw materials for our veterinary medicine products.

         In April 2007, we witnessed an increase in the cost of the raw materials of approximately 20% to approximately 40% for our medicines and feed additives depending on the material category. The increased pricing is ascribed to a temporary supply shortage created by the Chinese Central Government's policy related to environmentally harmful chemical plants. In 2006 and 2007 the central government forced the closure of environmentally harmful chemical plants in order to diminish environmental pollution. Since the implementation and enforcement of the policy, the central government has petitioned larger chemical plants in compliance with environmental laws to increase production in an effort to meet market demand. As a result, we expect raw materials costs will return to normal levels by December 2008. This price increase resulted in lower margins for the year ended April 30, 2007.

TRADITIONAL CHINESE MEDICINE FORMULA EXTRACTS

         Traditional Chinese medicine is based on a "five element theory" and those elements are wood, earth, metal, fire, and water. Our bodies have two energy channels (meridians) representing organ systems in each of those five elements of nature. Optimally, these all work in balance and in synchronized harmony. In the process of defending against diseases for thousands of years, Chinese herbal medicine has been developed and systemized based upon theoretical principles as a means of both the prevention and treatment of illness and disease. A complex system of diagnostic methods takes into consideration the person as a whole, not just isolated symptoms. A "pattern of disharmony" is discovered and treated accordingly. The aim is not necessarily to eliminate or alleviate symptoms; the objective is to increase both the ability to function and the quality of life. The restoration of harmony is integral to Chinese herbal medicine. After a diagnosis is made, herbs are selected and combined, or a well-known traditional formula is prescribed, and the formula is adjusted to fit the patient's symptoms and diagnosis.

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

         VETERINARY MEDICINE PRODUCTS

         o pimedium powder which is used to tonify the kidney, invigorate yang which strengthen muscles and bones and as an anti rheumaitc,

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

         o Honeysuckle flower extracted powder which is used to remove heat and toxic substance and to dispel wind-heat,

         o Liquorice extracted powder which is used to tonify the middle jiao and replenish qi to remove heat and toxic substance, to moisturize the lung and arrest cough, and to relieve spasm and pain, and

         o Hawthorn fruit extracted powder which is used to remove food stagnancy and blood stasis.

OUR CUSTOMERS

         We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and large animal pharmaceutical manufacturers. Our primary customers include Zhucheng Xinde Foreign Trade Co., Ltd., Shangdong Liuhe Feed Co., Ltd., Najing Traditional Chinese Medicine University, Taiyuan Hengfengqiang Bio-Tech Development Co., Ltd., Beijing Xiangshang Veterinary Factory and Hefei Huarui Co., Ltd. For fiscal 2007 we did not have any customers in this product group which represented more than 10% of our total net revenues. We do not have contracts with our customers and sales are made under a purchase order arrangement. We generally require 10% to 30% deposit at the time when the order is submitted, and offer payment terms of between six months to one year for the balance of the order. The accounts receivable generated by our traditional Chinese medicine product group represents approximately 14% and approximately 11% of our total accounts receivable at April 30, 2007 and April 30, 2006, respectively.

RAW MATERIALS

         The business of extraction of Chinese herbs is a fast growing industry in China following its membership in the WTO. Many industries, including pharmaceutical companies, chemical companies, health products companies, biological engineering companies and research and development institutions, have entered the field. A key factor to success in this industry is where the herb grows. "San Qi", a very popular herb, grows in the YunNan province therefore many companies engaging in extraction have established operations there. For the same reason, companies in Inner Mongolia are focusing on production of "Gan Cao" extraction, and most companies in the Ji Lin province are preparing the extraction of ginseng while in the Xin Jiang province, companies are extracting the "Ma Huang Su" and "Gan Cao".

         Currently, most raw material purchases are from the country's well-known herbal harvesting bases in the Shangluo Area of the Shanxi Province which is located in the Qinlin Area and nicknamed the Chinese Traditional Medicine Treasury, as well as the Haozhou Area of the Anhui Province and the Anguo Area of the Hebei Province, which are the two largest herbal markets in China. We purchase raw materials from a number of suppliers to ensure favorable pricing, steady supplies as well as quality materials.

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

EXPANSION INTO CANADA AND THE U.S.

         As described earlier in this report, in April 2006, we formed Sunwin Canada in part to market our traditional Chinese medicines throughout Canada. The traditional Chinese medicines are based on Chinese herbal remedies and include Hypericin, Honeysuckle, Angelica, Chrysanthemum, Epimedium, and Dandelion. Sunwin Canada submitted applications to Health Canada, a Federal department responsible for helping Canadians maintain and improve their health, for 13 product licenses in fiscal 2007. Among the applications, four product licenses were approved on March 20, 2007 including Sunwin Astragalus Extract 200 mg, Sunwin Milk Thistle Extract 200 mg, Sunwin Angelica Extract 300 mg, and Sunwin Mugwort Extract 200 mg. The nine other applications are pending, which requires approximately one to three years to process.

         Sunwin Canada directly sells our medicine and stevioside products to Canadian retailer stores. In fiscal 2007, Sunwin Canada generated sales of $10,000 from stevioside product. Under the direction of our management, Sunwin Canada's Sales Manager, Ms. Wenxiu Yu, handles sales in Canada.

         As also described earlier in this report, in order to facilitate our expansion efforts into new markets, we have engaged Mr. Patrick Mak to provide us with services related to the distribution of stevioside in California within the Chinese community in California. Mr. Mak will also seek to assist us with the distribution our traditional Chinese medicine products within the Chinese community in California, marketing the products to local Chinese food markets within the Asian community. Mr. Mak will be paid a commission of 5% on the net margins generated by Sunwin California.

PENDING ACQUISITION OF QUFU PHARMACEUTICALS FACTORY

         On May 31, 2006 we entered into an oral agreement with Shandong Yulong Group Company, Limited, an unaffiliated third party, to acquire 100% of the ownership of Qufu Pharmaceuticals Factory ("Qufu Pharmaceuticals"), a manufacturer of herbal medicines. At the request of Qufu Pharmaceuticals, a local accounting firm, Shandong Xinyongxin Accounting performed an evaluation of Qufu Pharmaceuticals. The report reflects Qufu Pharmaceutical had total net assets of $4,357,378 (RMB 32,969,665) at December 31, 2006. It is understood amongst the two parties that the purchase price will be equal to or lesser than the total net tangible assets of Qufu Pharmaceuticals for the most recent fiscal period. As consideration for this transaction we will issue shares of our common stock to acquire Qufu Pharmaceuticals.

         There were three primary conditions precedent to the closing of the transaction with Qufu Pharmaceuticals. One such precedent is the transfer of ownership of the land use permit for Qufu Pharmaceuticals from state ownership to Qufu Pharmaceuticals. A second precedent to the closing is the receipt by Qufu Pharmaceuticals of GMP certification on its facilities. Qufu Pharmaceuticals has begun the process to obtain the land use permit and the GMP certification for its facility. We have been informed that the certification and land use permit expect to be issued during the secoond quarter of fiscal 2008.

         The current sales performance of Qufu Pharmaceuticals is another condition precedent to the closing. Pursuant to the oral agreement between the parties, the monthly sales volume of Qufu Pharmaceutical on or before September 30, 2007 must be approximately $65,000 (RMB 500,000). The purchase price will be based on the net tangible assets of Qufu Pharmaceuticals and we do not estimate that the purchase price will be in excess of the total net tangible assets of Qufu Pharmaceuticals for the most recent fiscal period. As consideration in the transaction we will issue shares of our common stock to acquire Qufu Pharmaceuticals. There is no assurance that the we will ever consummate this acquisition.

         Qufu Pharmaceuticals was established in January 1995 in the Shandong Province of China and located in the western section of the Shanjia Village within Qufu City of the Shandong Province. Its registered capital is $423,750 (approximately RMB 3.39 million).

         Qufu Pharmaceuticals manufactures and distributes various medicinal products in China. The medicines are derived from chemical compounds as opposed to herbal based remedies. The primary product is Metformin Hydrochloride, a treatment for type II diabetes. Metformin Hydrochloride has been approved by the Chinese central government as a treatment for type II diabetes in China. The product received permit # H32021625 issued by the China Pharmaceutical Association.

NEW PRODUCT DEVELOPMENT

         We engage in new product development both through our internal research facilities and in partnership with a number of research facilities in the PRC including:

         o Shandong Medical University where we are engaged in a project for the joint development of molecular absorption purified rutoside,

         o Kelong Bio-Tech Co., Ltd. Biology and Physics Research Center of Chinese Academy of Science where the project is the joint development of soy bean oligosaccharide, and

         o Tianfulai Bio-Tech Technology Co. Ltd. (Beijing) where the project is the joint development of traditional Chinese medicine polysaccharide anthone extracted powder for forage.

         We also utilize the research facilities of Beijing Medical University, China Agriculture University and Taiwan Renshan Bio-Tech Co. We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. For fiscal 2007 and 2006 we spent approximately $63,274 and approximately $115,000, respectively, on research and development.

         Our research findings which were developed jointly with Kelong Bio-Tech Co. Ltd., Biology and Physics Research Center of the Chinese Academy of Science and other findings in Chinese traditional medicine have been industrialized over the course of history. Since 2000 we have successfully developed in excess of 40 veterinary medicines used to treat a variety of infectious diseases.

COMPETITION

         All of our product groups operate in highly competitive markets. There are approximately 30 stevioside manufacturers in China, with approximately 10 companies operating on a continuing basis. Of these 10 companies, our primary competitors are Ganzhou Julong High Technology Food Industry Co., Ltd. and Shandong Huaxian Stevia Co., Ltd. Similar to our company, these two companies have the capacity to produce approximately 500 tons annually. Other companies periodically enter the industry depending upon the market demand. These short-term participants may choose to stop production when the raw materials are not readily available in the marketplace. This sporadic oversupply of product can adversely affect our market share. In addition to competing with other Chinese companies, we also compete with growers and processors in Japan, the world's largest market for stevioside. We believe we compete effectively in this product segment based on our production capabilities and product quality. In order to maintain our industry position and as we seek to increase our market share in both the domestic and international market, during fiscal 2006 we undertook certain personnel reorganizations to improve our operations which increased our general and administrative expenses during fiscal 2006.

         Our principal competitors in our veterinary medicine product line are China Animal Husbandry Industry Co., Ltd., Qilu Animal Health Products Factory Co., Ltd. and Shinjaizhuang Huamu Animal Husbandry Co. Ltd. In addition, as China is a member of the WTO many good quality competitive products are imported into the Chinese market at reasonable prices. We believe we hold certain competitive advantages in this product segment based mainly on our manufacturing capacity and advanced technology. We also focus on expanding our product offerings and improving quality control. In order to maintain what we believe to be a competitive position within this product segment we will need to continually develop new products and applications. We also are challenged to broaden our product line to meet consumer demand and compete with foreign made products.

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

         However, because the barriers to entry in the market are relatively low and the size of the potential market, we expect continued growth of our existing competitors in each of our product groups and the entrance of new competitors in the future. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.

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

         We have also obtained the right to the Internet addresses www.sunwin.biz and www.onlysweet.com. As with phone numbers, we do not have and cannot acquire any property rights for an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard and the loss of either of these addresses could materially adversely affect our business financial condition and results of operations.

GOVERNMENT REGULATION

         CHINA

         Our business and operations are primarily located in the People's Republic of China. We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection by The Ministry of Agriculture of China with respect to the manufacture and distribution of veterinary medicines and the State Food and Drug Administration of China (SFDA) with respect to the manufacturing and distribution of traditional Chinese medicine extracts. We are also licensed by the Shandong Provincial Government to manufacture veterinary medicine and stevioside. We are in compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province. In addition, our operations must conform to general governmental regulations and rules for private (non-state owned) companies doing business in China.

         The current GMP requirements set forth in the Quality System (QS) regulation are promulgated under section 520 of the Food, Drug and Cosmetic (FD&C) Act. They require that domestic or foreign manufacturers have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices intended for commercial distribution in the United States. The regulation requires that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems; and that complaints be processed. Thus, the QS regulation helps assure that medical devices are safe and effective for their intended use. The Food and Drug Administration (FDA) monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP requirements in the QS regulation.

         Qufu has received the permanent license from the Chinese government agency to operate as a Sino-U.S. joint venture. Our management believes this license will provide Qufu with certain advantages in its business and operations. Joint ventures are generally perceived to be more financially stable enterprises. Furthermore, as a Sino - U.S. joint venture Chinese income taxes at the corporate level are waived for the first two years of operation, and then income taxes at the corporate level are reduced by 50% in the third, fourth and fifth year of operation. There were minimal expenses associated with the process to upgrade the status of Qufu to a Sino - U.S. joint venture. Certain capital requirements were necessary to qualify as a Sino - U.S. joint venture; however, as a result of our capital raising activities during fiscal 2006 and our acquisition of the remaining 20% of Qufu we were able to demonstrate that Qufu had the necessary capital requirements to register as a Sino - U.S. joint venture.

         CANADA

         On January 1, 2004, the Natural Health Products Regulations made under the Canadian Food and Drugs Act came into force, requiring all natural health products, including vitamin and mineral supplements, to have a Natural Health Product license. Health Canada has provided a transition period of six years ending December 31, 2009, during which compliance action for Natural Health Products ("NHP") will be governed by the Health Products and Food Branch Inspectorate's "Compliance Policy on Natural Health Products." Natural Health Products are a subset of Drugs in the Food and Drugs Act. Recently, Health Canada has extended the transition period by 1 year amending the compliance deadline to December 31, 2010. These new compliance guidelines through the Office of Natural Health Products may affect the formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our OnlySweet and Traditional Chinese Medicine products in Canada. We plan to comply with all Canadian governmental regulations.

         PRC LEGAL SYSTEM

         Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary system is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

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

         Effective on April 30, 2004, we acquired 100% of the issued and outstanding shares of Sunwin Tech from its stockholders in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. Sunwin Tech was organized in January 2004 and before its acquisition of 80% of Qufu. As described below prior to the acquisition of Qufu, we did not have any business and operations. Concurrent with the closing of this transaction, our officers and directors resigned and current officers and directors of Qufu were appointed to their positions. In connection with the transaction, Sunwin Tech purchased 4,500,000 shares of our common stock owned by our former principal stockholders for $175,000, and, at the closing, Sunwin Tech distributed the 4,500,000 shares to Messrs. Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin Tech immediately prior to the closing. Following the transactions, the former Sunwin Tech stockholders owned approximately 68 % of our issued and outstanding capital stock.

         Prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu from Pharmaceutical Corporation, a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for 32,500,000 shares of Sunwin Tech's common stock. At the time of this merger the minority stockholders of Qufu included Pharmaceutical Corporation (17%) and Group Corporation (2.5%)), both of which are controlled by Mr. Laiwang Zhang, our President and Chairman. The remaining minority stockholder, Qufu Veterinary Medicine Company, Ltd. (0.5%) was controlled by a Chinese state owned agency.

         In July 2004 following the transaction with Sunwin Tech, we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc.

         Subsequent to the acquisition of 80% of Qufu, Group Corporation acquired the 17% interest of Qufu owned by Pharmaceutical Corporation, and ultimately the Group Corporation acquired the 0.5% Qufu interest owned by Qufu Veterinary Medicine Company, Ltd., after it was dissolved. These events resulted in Group Corporation owning 20% of Qufu.

         In February 2006, we acquired the remaining 20% of Qufu from Group Corporation in exchange for 5,000,000 shares of our common stock valued at $2,775,000. At the request of Mr. Zhang, the control person of Group Corporation, 2,000,000 shares which issued to Ms. Dongdong Lin, our Chief Executive Officer, and the remaining 3,000,000 shares where issued to Mr. Zhang. Of the total purchase price, approximately $179,994 was allocated to consulting expenses paid to Mr. Zhang and Ms. Lin as it represented the difference between the purchase price and the valuation of the minority interest purchased.

EMPLOYEES

         As of August 10, 2007, we employed the following:

                                FUNCTION                         NUMBER OF
                                                                 EMPLOYEES

         Management and administration ..........................    22
         Manufacturing, including quality control, and production   250
         Research and development ...............................    46
         Sales and marketing ....................................    77
                                                                    ---
                                          Total .................   395
                                                                    ---

         Our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

         We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government's social insurance funds to increase in the future as we expand our workforce and operations. For fiscal 2007 the cost of these contributions was approximately $134,273.

U.S. AND CHINESE ADVISORS

         In May 2005 and June 2005, under two separate agreements, we engaged China Direct Investments, Inc to assist us with operation and regulatory framework applicable to U.S. public companies. In January 2006 we entered into a three year agreement with China Direct Investments, Inc. which superceded the remaining term of an agreement signed in June 2005. Under the terms of the current agreement, China Direct Investments has been engaged to provide support to us in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of our public disclosure. As compensation for its services, in fiscal 2006 we issued China Direct Investments and its designees an aggregate of 3,760,000 shares of our common stock, which included shares to be issued as compensation under the June 2005 agreement, for an aggregate compensation value of $558,900. The agreement also provides that we will pay China Direct Investments, or its designees discretionary award fees. The discretionary award fee for fiscal 2006 was to be at least 1,190,000 shares of our common stock, which is part of the 3,760,000 shares issued to China Direct Investments, Inc. As compensation for its services, in fiscal 2007 we issued China Direct Investments and its designees, which includes Capital One Resource Co., Ltd., its wholly owned subsidiary, as well as certain employees of China Direct Investment's parent company, an aggregate of 955,000 shares of our common stock valued at $432,000. The agreement may be terminated by either party upon 30 days notice, however, the compensation paid to China Direct Investments is not refundable by it. China Direct Investments is a wholly owned subsidiary of China Direct, Inc., a public company (OTCBB: CHND). Capital One Resources Co., Ltd. is also a wholly-owned subsidiary of China Direct, Inc.

         On April 24, 2007 we engaged CDI Shanghai Management Co., Ltd., and Capital One Resource Co., Ltd. to provide additional support to us in a variety of areas, including general business consulting, identification of potential acquisitions targets in the Asian region as well as business development opportunities for our products in the Asian region. Under the terms of the agreement, we issued Capital One Resources Co., Ltd. 1,200,000 shares of our common stock valued at $600,000 as base compensation and we agreed that we would pay Capital One Resources Co. Ltd and/or its designees discretionary award fees payable in cash or other marketable securities and that the fee for 2007 would be at least an additional 1,190,000 shares of our common stock. In April 2007 we paid a discretionary award fee of 305,000 shares of our common stock.

         On April 30, 2007 we entered into an additional one year agreement with China Direct Investments, Inc. Under the terms of the agreement China Direct Investments, Inc. was engaged to provide advice regarding general business development of Sunwin Stevia International, assist in the creation of marketing and sales plan, identify, evaluate and structure potential mergers or acquisitions and support us in the development of our OnlySweet(TM) line of products. As compensation for services, China Direct Investments, Inc. will receive, in perpetuity, 4% of the annual gross revenue generated by Sunwin Stevia International and/or its proprietary line of products. The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

                          RISKS RELATED TO OUR COMPANY

OUR RECOGNITION OF UNREALIZED GAINS ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

         For fiscal 2007 we reported other comprehensive income of $784,654 which represents an unrealized gain on foreign currency translation and is a non-cash item. As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, the financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of this non-cash gain, our net loss of $578,543 for fiscal 2007 became comprehensive income of $205,112 for the period. There was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar. Countries, including the United States, have historically argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets. In July 2005, China raised the value of the RMB by 2.1% and promised to allow it to float more freely. Since then, the Renminbi has increased by only another 7% against the U.S. dollar. Some economists say it remains undervalued by as much as 40%. In the event the government of the PRC were to revise its monetary policies and allow the RMB to float freely, we would not recognize these non-cash gains and our operating results would be adversely impacted in future periods.

THE MANAGEMENT OF OUR COMPANY IS LOCATED IN THE PRC AND WE ARE MATERIALLY DEPENDENT UPON ADVISORY SERVICES OF A U.S. COMPANY.

         None of the current members of our management have any experience in U.S. public companies and other than our President, Mr. Zhang, none these individuals are fluent in English. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with that company expires in January 2009. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience or otherwise engaged another U.S. advisor, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB.

WE ARE HIGHLY DEPENDENT ON OUR PRESIDENT, AS WELL AS HIS AFFILIATED COMPANIES, PHARMACEUTICAL CORPORATION AND GROUP CORPORATION.

         We are dependent upon the services of Mr. Laiwang Zhang, our President, and his affiliated companies Pharmaceutical Corporation and Group Corporation, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in China. We do not have an employment agreement with Mr. Zhang and we do not anticipate entering into an employment agreement in the foreseeable future. We also do business with several companies which are affiliated with Mr. Zhang as described later in this annual report under Part III, Item 12. Certain Relationships and Related Party Transactions, and Director Independence. We are dependent upon those relationships to provide us with certain services which we cannot readily obtain on our own without additional expense. We do not have written agreements with any of these related parties.

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

         We pay Pharmaceutical Corporation, a related party, an annual management fee. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. We do not have a contract with Pharmaceutical Corporation and the amount of annual management fee is subject to increase at Mr. Zhang's discretion. The management fee paid increased from $123,078 in fiscal 2006 to $199,166 in fiscal 2007. While we believe that the terms and costs of this fee are fair to our company, because this agreement is not negotiated on an arms-length basis there are no assurances that we could not obtain more favorable terms from an unrelated party.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

         Our principal raw materials are stevia leaves and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. For example, in our stevioside segment the cost of sales as a percentage of revenues increased from 78% for fiscal 2006 to 80% for fiscal 2007. As a result of increased demand for stevia leaves, it is possible that prices of this raw material will continue to increase. Because of increased competition in this segment, we are not able to pass along the price increase to our customers and, according, our gross profit margins are adversely impacted. In addition, beginning in April 2007, the cost of the raw materials for our veterinary medicines and feed additives has increased approximately 20% to 40% depending on the material category. Because of overall poor market conditions in this segment as a result of forced euthanasia of livestock in response to reports of avian flu, we have not increased the selling prices of our products to account for this price increase which has adversely impacted our gross profit margins. The increased pricing is ascribed to a temporary supply shortage created by the Chinese central government's policy related to environmentally harmful chemical plants. In 2006 and 2007 the central government forced the closure of environmentally harmful chemical plants in order to diminish environmental pollution. Since the implementation and enforcement of the policy, the central government has petitioned larger chemical plants in compliance with environmental laws to increase production in an effort to meet market demand. As a result we expect raw materials costs for our veterinary medicines and feed additives will return to normal levels by December 2008, although there are no assurances. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

WE DEPEND ON CERTAIN SUPPLIERS, AND ANY DISRUPTION WITH THOSE SUPPLIERS COULD DELAY PRODUCT PRODUCTION AND SALES AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH CUSTOMERS.

         The stevioside finished product and certain materials used in products we manufacture are available from a limited number of suppliers. Further, we may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. Historically, we had planting and purchase agreements with our major suppliers of the stevia leaves, however, during fiscal 2007 as a result of increased availability of stevia leaves in the marketplace we are no longer parties to planting agreement with farmers. Although we believe that there are as sufficient number of alternative suppliers are available to supply materials and the stevioside finished product, any interruption in the supply from any supplier could delay product shipments and sales and adversely affect our relationships with customers.

OUR BUSINESS IS HIGHLY DEPENDENT UPON PROPRIETARY TECHNOLOGIES.

         Our success depends on the knowledge, ability, experience and technological expertise of our employees and on the legal protection of proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to extraction processes used to make stevioside as well as certain of the traditional Chinese medicine herbal extracts we sell. We believe these proprietary processes increase the quality of our products and give us a competitive advantage in the marketplace. We do not have any patents nor have we filed any patent application for patents on our technologies and proprietary processes. If our competitors independently develop technologies that are substantially equivalent or superior to our processes, the resulting increased competition could reduce the demand for our products. During the past five years we had three of our traditional Chinese medicine products and five of our veterinary medicine products copied by competitors which resulted in losses of approximately 6% to 8% of our revenues in this segment.

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

EACH OF OUR THREE MAIN PRODUCT GROUPS OPERATE IN HIGHLY COMPETITIVE BUSINESSES.

         Each of our product groups is subject to competition from other manufacturers of those products. There are approximately 30 stevioside manufacturers in China, but approximately 10, including our company, operate on a continuous basis with the remainder of the companies periodically entering the market in times of increased demand. While we believe we are one of the leading manufacturers of stevioside in the PRC, from time to time there is a sporadic oversupply of this product which can decrease our market share and competitive position in this product group. We compete against a greater number of companies in the production of veterinary medicines and our ability to attain a competitive position in this product market is dependent upon our ability to change our existing product delivery system from tablets and injections to sprays to increase ease of use. Because there are no assurances we will be successful in this endeavor, we may never attain a competitive position in this product group. Finally, our competition within the traditional Chinese medicine formula extract portion of our business is the most intense. There are over 500 companies in China against whom we compete in the sale of traditional Chinese medicine formula extracts and the barriers to entry in this product segment are relatively low. If these other companies successfully market their products or better market their products than our products, we may have a difficult time marketing and selling our products. As a result, we cannot assure you that we will be able to effectively compete in any of our product segments.

OUR HOLDING COMPANY STRUCTURE CREATES RESTRICTIONS ON THE PAYMENT OF DIVIDENDS.

         We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. We do not presently have any intention to declare or pay dividends. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

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

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending April 30, 2008. While we have yet begun evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ending April 30, 2008, we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

         As described later in this annual report under Part III, Item 12. Certain Relationships and Related Transactions, and Director Independence we historically have engage in a number of transactions with affiliated entities and we anticipate that we will continue to engage in such transactions in future periods. We cannot assure you that the terms of these transactions will always be as favorable to us as we might receive from non-affiliated third parties. Purchasers of our common stock are reliant upon management's judgment as to the reasonableness and fairness of the terms of the various transactions.

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

         Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn have material and negative impact on the market price of our stock

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

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

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR OPERATIONS.

         A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in the Shandong Province, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

         o quarantines or closures of some of our offices which would severely disrupt our operations,

         o  the sickness or death of our key officers and employees, and

         o  a general slowdown in the Chinese economy.

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

REVISED TAX STRUCTURE PROPOSED BY THE NATIONAL PEOPLES CONGRESS COULD HAVE A MATERIAL IMPACT ON OUR PERFORMANCE.

         On December 24, 2006, the Chinese government officially submitted a draft of the new Enterprise Income Tax Law which seeks to unify China's dual tax system. Presently China has a dual tax policy with different rates of taxation for domestic enterprises as opposed to foreign investment enterprises. The new unified tax rate is proposed to be 25% for all entities, which is higher than the 15% rate currently applied to foreign investment entities. However low profit enterprises, whether foreign investment enterprises or domestic enterprises, may be subject to a lower tax rate of 20%. It is uncertain how this new policy, if adopted, would impact our subsidiaries, as all the components of the revised policy have not been determined.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

         Substantially all of our business and operations are conducted in China. We are a party to certain material contracts, including the leases for the facilities used by our stevioside, veterinary medicine and traditional Chinese medicine extract formula product groups. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot assure you that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of this hypothetical future events could have on our company.

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

         Substantially all of our assets are located outside the United States and substantially all of our current operations are conducted in China. Moreover, all of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY CREATE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OR LIMIT OUR ABILITY TO OPERATE, INCLUDING OUR ABILITY TO PAY DIVIDENDS.

         The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

         In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April 2005 notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January 2005 notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April 2005 notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident stockholders and our subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

         In addition, on August 8, 2006, the Ministry of Commerce ("MOFCOM"), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars.

These new rules significantly revise China's regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

         These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

         It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

         We are subject to the United States Foreign Corrupt Practices Act which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

                        RISKS RELATED TO OUR COMMON STOCK

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

         In addition, our articles of incorporation authorize the issuance of up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which no shares are currently outstanding. Our Board of Directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Collectively, these provisions may prevent a change of control of our company in situations where a change of control would be beneficial to our stockholders.

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

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock", including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located in the Shuyuan Economic Zone of Qufu City, Shangdong Province. This is also the location of our new stevioside manufacturing facility completed in March 2007. The land use rights for the land on which the facility is constructed is owned by Group Corporation and the land is leased to Qufu at no cost. The new facility including the office space and stevioside manufacturing facility is comprised of approximately 64,000 square feet and is owned by Qufu.

         In October 2002 Qufu entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facilities used by our traditional Chinese medicine formula extract product group. This lease, which expires in October 2012, provides for an annual rent of approximately $19,940, payable in a lump sum annually.

         In October 2002 Qufu entered into a lease agreement with Qufu LuCheng Chiya Resident Commitment, an unaffiliated local governmental owned entity, which covers the approximate 25,200 square foot facilities used by our veterinary medicine product group. This lease, which expires in August 2012, provides for annual rent of approximately $22,415, payable in a lump sum annually.

         In April 2004 Qufu entered into a lease agreement with Qufu ShengDa Industry Co., Ltd., an unaffiliated local governmental owned entity, which covers the approximate 36,000 square foot facilities used by our stevioside product group. This lease, which expires in April 2014, provides for annual rent of approximately $3,750, for the first three years of the term and thereafter increases to approximately $6,250 for the balance of the lease term, payable in a lump sum annually.

         We believe that these facilities are sufficient for our needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings, and to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is quoted on the OTC Bulletin Board under the symbol "SUWN." The following table sets forth the reported high and low closing prices for our common stock as reported on the OTCBB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                        High        Low
                                                        ----        ---
         Fiscal 2006

         May 1, 2005 through July 31, 2005              $0.18      $0.09
         August 1, 2005 through October 31, 2005        $0.22      $0.09
         November 1, 2005 through January 31, 2006      $0.87      $0.18
         February 1, 2006 through April 30, 2006        $1.69      $0.59

         Fiscal 2007

         May 1, 2006 through July 31, 2006              $1.23      $0.65
         August 1, 2006 through October 31, 2006        $1.00      $0.55
         November 1, 2006 through January 31, 2007      $0.87      $0.60
         February 1, 2007 through April 30, 2007        $0.77      $0.43

         Fiscal 2008

         May 1, 2007 through July 31, 2007              $1.04      $0.53

         On August 10, 2007, the last reported sale price of the common stock on OTC Bulletin Board under the symbol "SUWN" was $0.57 per share. As of July 31, 2007 there were approximately 776 stockholders of record of the common stock.

DIVIDENDS

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. In addition, as a result of Chinese laws our operating subsidiaries may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars, or other hard currency, and other regulatory restrictions. Finally, the subscription agreements for our most recently concluded financing prohibit us from paying dividends until the earlier of March 23, 2009, or when all shares of common stock covered by our registration statement which was declared effective on June 5, 2007 have been sold.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the years ended April 30, 2007 and 2006 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this annual report. When used in this section, "fiscal 2007" means our fiscal year ended April 30, 2007 and "fiscal 2006" means our fiscal year ended April 30, 2006.

OVERVIEW

         Through our subsidiaries, we manufacture and sell neutraceutical products which can be classified into three main product groups including; stevioside, a 100% natural sweetener, veterinary medicines and animal feed additives, and traditional Chinese medicine formula extracts. For accounting purposes, however, we report our revenues in two segments, natural sweetener (stevioside) and Chinese and animal medicines. Substantially all of our business and operations are located in the People's Republic of China.

         The majority of our revenues are derived from our stevioside product, and our principal customers for this product are located in Asia, primarily China and Japan where stevioside is approved for use as both a food additive as well as a nutritional supplement. This product group represented approximately 54% of our net sales for fiscal 2007 and approximately 46% of our net sales for fiscal 2006. China has emerged as the world's largest producer of stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three stevioside manufacturers in China.

         We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 products. These veterinary medicines include traditional Chinese medicine as well as western medicine, feed additives, feeds and antibiotics. This product group represented approximately 24% of our net sales for fiscal 2007 and approximately 27% of our net sales for fiscal 2006. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. This product group represented approximately 22% of our net sales for fiscal 2007 and approximately 26% of our net sales for fiscal 2006.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside to Western countries, we face competition in the PRC in the manufacture and sale of stevioside. There are approximately 30 stevioside manufacturers in China, with approximately 10 companies operating on a continuing basis. In an effort to increase our competitive position in the PRC, in December 2005, we completed the upgrade of our current stevioside production facility and following the completion of this new manufacturing facility upgrade this facility has a production capacity of 300 tons of stevioside per year. In March 2007 we completed the construction of a second stevioside manufacturing facility. The new facility is located in Shuyuan Economic Zone of Qufu City, Shangdong Province. We invested approximately $8,450,000 in buildings and equipment for the new facility. The construction of the facility commenced in August 2006 and between March 2007 and June 2007 the facility underwent a trial production test. The new facility commenced full operations in July 2007. The new stevioside manufacturing facilities are capable of producing an additional 300 tons of stevioside per year, increasing our total annual capacity to 600 tons. We anticipate that the additional production will be marketed to consumers in China, Japan, South Korea, and other Far Eastern countries such as Singapore, Malaysia, Thailand, and India.

         Our other two product groups operate in highly competitive environments. We estimate that there are more than 5,000 companies in China selling animal medicines and more than 200 companies in China that produce traditional Chinese medicines and extracts and refined chemical products. The sale of our products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups are limited to a certain extent by economic conditions in the PRC. Our net revenues from the sales of veterinary products and traditional Chinese medicines have decreased approximately 17% from fiscal 2006 to fiscal 2007, due in part to government regulations enacted after reports of the avian flu in 2004 and 2005 which mandated that farmers and breeders undertake euthanasia livestock upon confirmation of avian flu symptoms. As farmers and breeders slowly increase their livestock population to normal levels, absent any recurrences of avian flu we anticipate that net revenues from these product segments will return to prior levels. We are unable, however, at this time to predict when this may occur.

         In addition, since we are dependent upon raw materials which are harvested and farmed, our ability to produce our products and compete in our markets is also subject to risks including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Finally, our ability to expand our revenues from the sale of stevioside, including our OnlySweet(TM) product, is further limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of stevioside can be marketed and sold as a nutritional supplement.

         Even though we are a U.S. company, because substantially all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a Communist country, differences in technology standards, employment laws and business practices, longer payment cycles, and changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern in future periods.

FOREIGN EXCHANGE CONSIDERATIONS

         Since revenues from our operations in the PRC accounted for substantially all of our net revenues for fiscal 2007 and all of our revenues for fiscal 2006, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52,"Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

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

         The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.. The translation adjustment and effect of exchange rate changes on cash for fiscal 2007 was $558,736. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, China raised the value of the Renminbi by 2.1% and promised to allow it to float more freely. Since then, the Renminbi has increased by only another 9% against the U.S. dollar. Some economists say it remains undervalued by as much as 40%.

         If any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

         At April 30, 2007 we held cash of $57,307 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian Dollar. We periodically evaluate the credit quality of the financial institutions at which it holds deposits. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the period presented.

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

         A summary of significant accounting policies is included in Note 1 to the Consolidated Financial Statements appearing elsewhere in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our company's operating results and financial condition.

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

         We account for stock options issued to employees in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. We adopted FAS No.123R in the second quarter of fiscal 2006.

REVENUE RECOGNITION

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, FASB issued SFAS No. 155: "Accounting For Certain Hybrid Financial Instruments- an amendment of SFAS No. 133 and 140". This statement (a) permits fair value regarding measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No 155 did not expected to have a significant impact on our consolidated financial statements.

         In March 2006, FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140". This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. The adoption of SFAS No 156 did not have a significant impact on our consolidated financial statements.

         In July 2006, FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

         In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

         In September 2006, the Staff of the SEC issued SAB No. 108:
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated financial statements.

         In December 2006, FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of FSP EITF 00-19-2 did not have a significant impact on our consolidated financial statements.

         In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

RESULTS OF OPERATIONS

         The following table provides certain comparative information on our results of operations for fiscal 2007 and fiscal 2006.

                                   FISCAL YEAR     FISCAL YEAR
                                   ENDED APRIL     ENDED APRIL     $ DIFFERENCE
                                     30, 2007        30, 2006       2007 V 2006
                                   ------------    ------------    ------------

Net Revenues ...................   $ 15,243,568    $ 15,490,013    $   (246,445)
Cost of sales ..................     11,520,323      10,865,917         654,406
                                   ------------    ------------    ------------
Gross profit ...................      3,723,245       4,624,096        (900,851)
                                   ------------    ------------    ------------
Stock-based consulting expense .        987,229         569,581         417,648
Selling expenses ...............      1,619,559       1,703,305         (83,746)
General and administrative .....      1,796,035       1,011,026         785,009
                                   ------------    ------------    ------------
Total Operating Expenses .......      4,402,823       2,195,955       2,206,868
                                   ------------    ------------    ------------
Income (Loss) from operations ..       (679,578)      2,428,141       3,107,719
Total Other Income .............        101,035          68,337          32,698
                                   ------------    ------------    ------------
Minority Interest ..............              0        (591,145)        591,145
                                   ------------    ------------    ------------
Net income (loss) ..............   $   (578,543)   $  2,429,814    $ (3,008,357)
                                   ------------    ------------    ------------
Other comprehensive income .....        558,736         227,631         331,105
                                   ------------    ------------    ------------
Comprehensive income ...........   $    (19,807)   $  2,657,445    $ (2,677,252)
                                   ============    ============    ============

Other key indicators:

                                                          FISCAL YEAR
                                                         ENDED APRIL 30,    %
                                                          2007    2006    CHANGE
                                                          ----    ----    ------

Cost of sales as a percentage of net revenues ..........   76%     70%     +6%
Gross profit margin as a percentage of net revenues ....   24%     30%     -6%
Selling expenses as a percentage of net revenues .......   11%     11%     n/a
G&A expenses as a percentage of net revenues ...........   12%      7%     +5%
Total operating expenses as a percentage of net revenues   29%     14%     +15%

REVENUES

Overall

         For fiscal 2007, our total net revenues were $15,243,568 as compared to total net revenues of $15,490,013 for fiscal 2006, a decrease of $246,445 or approximately 2%. As described elsewhere in this report, for accounting purposes we report our revenues in two segments, natural sweetener (stevioside) and Chinese and animal medicines. We attribute our overall decrease in net revenues to a decrease in sales our Chinese and animal medicines segment in fiscal 2007 from fiscal 2006, which was offset by an increase in sales from our natural sweetener (stevioside) segment. Following is information on revenues on a segment basis.

Natural Sweetener (Stevioside)

         For fiscal 2007, sales from our stevioside segment represented approximately 55% of our total net revenues as compared to approximately 47% for fiscal 2006. Our net revenues in this segment increased from $7,201,520 for fiscal 2006 to $8,351,383 for fiscal 2007, an increase of $1,149,863, or approximately 16%. Included in sales for fiscal 2007 are net revenues of approximately $44,000 attributable to sales of OnlySweet(TM). In fiscal 2007, we manufactured approximately 178 tons of stevioside, and resold an additional 158 tons of stevioside which we purchased from other manufactures to meet customer demand. In fiscal 2006 we manufactured 107 tons and resold an additional 123 tons which we purchased from other manufacturers. As described elsewhere herein, following the completion of our second manufacturing facility in March 2007 we now have an aggregate production capacity of 600 tons per annum which we anticipate will be sufficient to internally meet demand in fiscal 2008. We anticipate that our additional production capacity will be marketed to consumers in China, Japan, South Korea, and other Far East countries such as Singapore, Malaysia, Thailand, and India.

         We attribute the increase in the net revenues from this segment to an increased awareness of and consumer demand for stevioside. We believe that the market for stevioside remains strong as we continue to witness growing demand for the product from consumers based in Japan resulting in increased exports to Japan. In July 2007 we entered into an agreement to sell 120 tons of premium stevia to a South Korean company. The product is to be delivered at the rate of approximately 10 tons per month and accounts for approximately 40% of the production capacity at our newest stevioside facility.

         We are placing emphasis on the expansion of sales of stevioside, both in China and other parts of Asia as well as in North America, in fiscal 2008. We also anticipate that revenues from OnlySweet(TM) will increase in fiscal 2008 as we continue to expand the distribution of that product. As described elsewhere herein, in April 2007 we entered into an agreement with China Direct Investments under which they will be entitled to a receive, in perpetuity, 4% of the annual gross revenue generated by Sunwin Stevia International and/or its proprietary line of products as compensation for their efforts in assisting us to expand distribution of OnlySweet(TM).

         As we continue to focus on the segment of our business we are dedicated to maximizing our sales in our stevioside segment. We anticipate that our operating expenses will continue to increase in future periods as we expand our stevioside operations. Our business plan entails increases in our marketing budget. Specifically we have launched an in store promotional campaign to help drive customers to OnlySweet(TM) through in store floor advertising positioned in the sweetener aisle at approximately 2,000 retail locations on or around August 13, 2007 through October 13, 2007. This initiative by us will cost approximately $330,000. In regards to our business plan we will continue to develop new products. One such initiative is the creation of the OnlySweet(TM) Plus line of products targeting the market consisting of consumers classified as obese. This product is currently in the product development stage and we have not increased our product development budget as of the date of this report.

Chinese and Animal Medicines

         For fiscal 2007, sales from our Chinese and animal medicine segment represented approximately 45% of our total net revenues as compared to approximately 53% for fiscal 2006. Our net revenues in this segment decreased $1,396,308, or approximately 17%, in fiscal 2007 as compared to fiscal 2006. Within this segment, net revenues related to our traditional Chinese medicine products were $3,600,283 for fiscal 2007 as compared to $4,216,621 for fiscal 2006, a decrease of $616,338 or approximately 14%, and net revenues related to our veterinary medicine products were $3,291,902 in fiscal 2007 as compared to $4,071,872 for fiscal 2006, a decrease of $779,970 or approximately 19%.

         Sales of our traditional Chinese medicine products and veterinary medicine products include sales of products to third party animal medicine producers who use our products as a component of their own product. Revenues of traditional Chinese medicine products and veterinary medicine products to these animal medicine producers decreased due to reduced demand for animal medicine products as a result of heightened health standards which the Chinese government instituted in 2006 in response to increased reports of the avian flu which caused a decline in the demand for animal medicine products in the market. One such measure mandated that farmers and breeders undertake euthanasia livestock upon confirmation of avian flu symptoms. This policy had a direct effect on our sales for fiscal 2007. As farmers and breeders slowly increase their livestock population to normal levels, assuming no further recurrences of avian flu or similar infections, we anticipate that sales in this segment will return to prior levels as government regulations have eased as reports of avian flu have declined.

COST OF SALES AND GROSS PROFIT

         For fiscal 2007, cost of sales amounted to $11,520,323, or approximately 76% of net revenues, as compared to $10,865,917, or approximately 70% of net revenues, for fiscal 2006, an increase of 6%. The cost of sales increased due to the increase in the cost of raw materials in each of our operating segments. As a result of the increase in cost of sales, our gross profit for fiscal 2007 declined $900,851, or approximately 20%, from fiscal 2006. Following is information on cost of sales and gross profit for each of our segments:

Natural Sweetener (Stevioside)

         For fiscal 2007, cost of sales for this segment was $6,621,367, or approximately 79% of net revenues, as compared to $5,647,355, or approximately 78% of net revenues, for fiscal 2006, an increase of 1%. This increase in the cost of sales is attributable to the higher cost of stevia leaves for the period as a result of price increases by farmers in response to increased market demand. As a result of the competitive environment in which this segment operates, we are not presently able to pass along the price increase in raw materials to our customers. Gross profit in this segment for fiscal 2007 was $1,730,016 as compared to $1,554,165 in fiscal 2006.

Chinese and Animal Medicines

         For fiscal 2007 cost of sales in this segment was $4,898,956, or approximately 71% of net revenues, as compared to $5,218,560, or approximately 63% of net revenues, for fiscal 2006. Our gross profit in this segment was $1,993,229, a decrease of $1,076,704, or approximately 35%, from our gross profit of $3,069,933 for this segment in fiscal 2006.

         For fiscal 2007 the cost of sales related to our traditional Chinese medicine products was $2,493,538, or approximately 69% of net revenues, as compared $2,503,958, or approximately 59% of net revenues, for fiscal 2006, representing an increase of 10%. For fiscal 2007, gross profit related to our traditional Chinese medicine products was $1,106,745 as compared to $1,712,663 for fiscal 2006 which represents a decrease of approximately 10%.

         For fiscal 2007 the cost of sales related to our veterinary medicine products was $2,405,418, or approximately 73% of net revenues, as compared to $2,714,602, or approximately 67% of net revenues, for fiscal 2006, representing an increase of 6%. For fiscal 2007, gross profit related to our veterinary medicine products was $886,484 as compared to $1,357,270 for fiscal 2006 which represents a decrease of approximately 6%.

         We are experiencing increased costs of raw materials in this segment. As a result of the overall downturn in the market following the forced euthanasia of livestock following concerns about avian flu, our core base of customers have experienced a downturn in their business. We have elected not to pass along the price increase to our customers in an effort to permit our customers to rebuild their business. This decision by us has resulted in reduced gross profit margins for fiscal 2007 which are continuing into fiscal 2008.

TOTAL OPERATING EXPENSES

         Total operating expenses were $4,402,823 for fiscal 2007 as compared to $2,195,955 for fiscal 2006, an increase of $2,206,868, or approximately 101%. Included in this increase were the following:

   o For fiscal 2006 we reported a one time bad debt recovery of $1,087,957 which was related to aged accounts receivable we had previously written off that were subsequently collected. We did not have a comparable transaction in fiscal 2007;

   o For fiscal 2007, we recorded non-cash compensation expense of $987,229 as compared to $569,581 for fiscal 2006, an increase of $417,648 or approximately 73.3%. This increase represented the value of an aggregate of 955,000 shares of our common stock valued at $438,500 issued as compensation to China Direct Investments, Inc. and its sister company for consulting services and professional services being rendered to us. As described elsewhere in this report, during we have entered into agreements with China Direct Investments and its sister company CDI Shanghai Management to provide various advisory services to us both in the U.S. and in Asia. We negotiated the terms of these contracts to provide that the compensation was payable in shares of our common stock so as to conserve our available working capital. While we anticipate that we will incur similar expenses in fiscal 2008, we cannot predict at this time the amount of such expense;

   o For fiscal 2007, selling expenses amounted to $1,619,559 compared to $1,703,305 for fiscal 2006, a decrease of $83,746 or approximately 5%. Selling expenses were approximately 11% of our net revenues in each of fiscal 2007and fiscal 2006. Included in selling expenses in fiscal 2007 is approximately $334,530 related to our sales and marketing initiatives to introduce stevioside products to the North American market. The increase in marketing expenses in fiscal 2007 as compared to fiscal 2006 was offset by decreases of:

      o approximately $147,253 in commission expense. Commission expenses decreased as a larger portion of our sales are processed directly from the factory as opposed to sales consummated through our salespeople,

      o approximately $32,926 in travel expenses which reflects reduced travel by the sales people in our Chinese and Animal Medicines segment. We anticipate that travel expense will increase if sales in this segment begin returning to historical levels as discussed elsewhere herein,

      o approximately $38,510 in meals and entertainment. As a larger portion of sales are processed directly from the factory, as opposed to sales consummated through our sales people, meals and entertainment expenses decreased accordingly as the number of individual customers has decreased.

      o approximately $13,751 in office expenses. Office expenses decreased due to a decrease in our overall corporate sales for fiscal year 2007. We do expect office expenses to return to historical levels as overall sales increase.

      o approximately $6,445 in salary and wages. Salary and wage expenses decreased as a result of our overall decrease in sales for fiscal 2007. We anticipate salary and wage expenses to return to historical levels as overall sales increase.

      o approximately $6,746 in postage. Postage expenses decreased as a result of a decrease in our overall decrease in sales for fiscal 2007. We anticipate our postage expenses to return to historical levels as overall sales increase.

   o For fiscal 2007, general and administrative expenses were $1,796,035 as compared to $1,011,026 for fiscal 2006, an increase of $785,009 or approximately 78%. This increase includes:

      o approximately $118,500 associated with general and administrative costs related to Sunwin California and Sunwin Canada, both of which were formed in April 2006 and, accordingly, we did not have comparable expenses in fiscal 2006,

      o approximately $409,000 associated with general and administrative expenses related to Sunwin Tech and Sunwin Stevia International. which reflects expenses associated with our efforts to expand distribution of stevioside into North America during fiscal 2007,

      o approximately $76,088 of management fees paid to Group Corporation in fiscal 2007. Pharmaceutical Corporation, a company controlled by Mr. Zhang, our CEO, provides management services to us which includes costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent. For fiscal 2007 we incurred management fees of $199,166 as compared to $123,078 of management fees for fiscal, 2006, an increase of approximately 62%. The management fees for our stevioside factory and veterinary medicine factory were partially waived by Group Corporation for fiscal, 2006 due to the interruption of business as a result of the upgrade of our stevioside facility in December 2005. We do not have a contract with Pharmaceutical Corporation and the amount of annual management fee is subject to increase at Mr. Zhang's discretion.

      o approximately $48,387 in research and development expense which is related to an increase of $26,849, $16,199, and $5,420 related to our stevioside production in China, veterinary medicine, and traditional Chinese medicine respectively, and

      o approximately $63,691 of additional depreciation expense which reflects our increases in buildings and equipment during fiscal 2007.

         We anticipate that our operating expenses will continue to increase in future periods as we expand our stevioside operations. Specifically we expect our marketing costs to increase significantly as we seek to introduce our product OnlySweetTM to the mainstream consumer market as an alternative sweetener. We have also launched an in store promotional campaign to help drive customers to OnlySweet(TM) through in store floor advertising positioned in the sweetener aisle at approximately 2,000 retail locations on or around August 13, 2007 through October 13, 2007. This initiative by us will cost approximately

$330,000 which will be funded from our current working capital. In regards to our business plan we will continue to develop new products. One such initiative is the creation of the OnlySweet(TM) Plus line of products targeting the market consisting of consumers classified as obese. This product is currently in the early stage of product development and we have not increased our product development budget as of the date of this report.

TOTAL OTHER INCOME

         For fiscal 2007, we reported total other income of $101,035 as compared to $68,337 for fiscal 2006, an increase of $32,698 or approximately 48%. Other income in fiscal 2007 was $13,341 as compared to $103,675 for fiscal 2006. Other income for the year ended April 30, 2007 was associated with income recognized in our Chinese and Animal Medicines segment and other income for fiscal 2006 was associated with income from the over accrual of value added taxes on certain of our animal medicine products which are not subject to value added taxes However until we received notification of such position from the respective tax authority, we had accrued additional value added taxes. Upon notification from the tax authority, the accrued taxes were recorded as other income for fiscal 2006. For fiscal 2007, we were not required to record an accrual for value added taxes, since we received the notification from the tax authority.

         For fiscal 2007, interest income was $87,694 as compared to interest expense of $35,338 for fiscal 2006, an increase of $123,032. Interest income for fiscal 2007 was associated with interest paid on our increased cash position held in our bank accounts while interest expense for fiscal 2006 was associated with our borrowings. As of April 30, 2007 we have no loans payable.

MINORITY INTEREST

         For fiscal 2006, we reported an expense of $591,145 associated with the minority interest in our subsidiary, Qufu, for which there was no corresponding expense in fiscal 2007 as a result of our acquisition of the remaining 20% of Qufu in February 2006.

NET INCOME (LOSS), OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

         We reported a net loss of $578,543 or $(0.01) per share for fiscal 2007 as compared to net income of $2,429,814 or $0.05 per share for fiscal 2006. The change reflects our reduced gross profit margin, non-recurring income items from fiscal 2006 and our increase relating to consulting and general and administrative expenses.

         For fiscal 2007 we reported other comprehensive income of $558,736, an increase of $331,105, or approximately,145%, from fiscal 2006. Other comprehensive income represents an unrealized gain on foreign currency translation and is a non-cash item. As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive loss of $19,807 for fiscal 2007 as compared to comprehensive income of $2,657,445 for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between April 30, 2007 and April 30, 2006:

                                         APRIL 30,     APRIL 30,     INCREASE/
                                           2007          2006        DECREASE
                                       ------------  ------------  ------------

Working capital .....................  $  9,189,464  $  8,908,577  $    280,887
Cash ................................     6,687,222     5,433,691     1,253,531
Accounts receivable, net ............     2,854,681     2,608,873       245,808
Inventories, net ....................     2,821,507     1,778,870     1,042,637
Prepaid expenses and other assets ...       765,265       967,892      (202,627)
Total current assets ................    13,128,675    10,789,326     2,339,349
Property and equipment, net .........    13,190,693     5,375,849     7,814,844
                                       ------------  ------------  ------------
Total Assets ........................  $ 26,319,368  $ 16,165,175  $ 10,154,193
                                       ------------  ------------  ------------


Loans payable .......................  $          -  $    255,487  $   (255,487)
Accounts payable and accrued expenses     3,922,019     1,579,402     2,342,617
Advances from customers .............        17,192        37,363       (20,171)
Due to related party ................             0         8,497        (8,497)
Total current liabilities ...........     3,939,211     1,880,749     2,058,462
Other payables ......................       139,531       134,448         5,083
                                       ------------  ------------  ------------
Total liabilities ...................  $  4,078,742  $  2,015,197  $  2,063,545
                                       ------------  ------------  ------------

         At April 30, 2007, we had working capital of $9,189,464 and cash and cash equivalents of $6,687,222. Our cash position by geographic area is as follows:

         United States      $1,920,105
         Canada ......          57,307
         China .......       4,709,810
                            ----------
                Total       $6,687,222

         At April 30, 2007 we had accounts receivable, net of allowance for doubtful accounts of $360,878, of $2,854,681. We increased our allowance for doubtful accounts by approximately $172,000 in the fourth quarter of fiscal 2007 to reflect accounts receivable balances which were in excess of 12 months. It is possible, however, that we will ultimately collect all or a portion of these doubtful accounts. During fiscal 2005 we created a similar reserve for aged accounts receivable which were ultimately collected and resulted in a gain of $1,087,957 in fiscal 2006.

         At April 30, 2007 we had inventories, net of reserve for obsolete inventory, of $2,821,507. We increased our reserve by approximately $86,000 in the fourth quarter of fiscal 2007 due the reduced market price of our inventory on hand as it relates to our traditional Chinese medicine, and veterinary medicine divisions as of April 30, 2007. At April 30, 2007 the value of our inventory decreases in our traditional Chinese medicine and veterinary medicine divisions were ($36,286) and ($49,714) respectively.

         At April 30 2007 we had prepaid expenses and other of $765,265 as compared to $967,892 at April 30, 2006, a decrease of $202,627 or approximately 21%. Of the total prepaid expenses and other of $765,265 at April 30, 2007, $390,626 are related to veterinary medicine, $319,919 are related to stevioside, and $54,650 are related to traditional Chinese medicine. Of the total prepaid expenses and other assets of $987,892 at April 30, 2006, $440,593 are related to veterinary medicine, $478,484 are related to stevioside, and $48,415 are related to traditional Chinese medicine. Included in prepaid expenses and other assets for fiscal 2006 are advances to vendors of $80,224 which represent funds advanced to farmers as a down payment to grow stevia leaves for the production of our stevioside. As a result of both the increase in our inventory of stevia leaves during the first part of fiscal 2007 and an increase in the supply of stevia leaves during the later part of fiscal 2007, our advances to farmers decreased overall during fiscal 2007 and at April 30, 2007 the balance was $0.

         Property and equipment, net of accumulated depreciation, was $13,190,693 at April 30, 2007, an increase of approximately 145% from April 30, 2006. This increase reflects investments made during the year in buildings and equipment.

         At April 30, 2007 we reflect $3,922,019 of accounts payable and accrued expenses, an increase of approximately 148% from April 30, 2006. The $3,922,019 of accounts payable and accrued expenses at April 30, 2007, is comprised of accounts payable of $3, 817,902 and accrued salaries and benefits of $104,117. Of the accounts payable and accrued expenses of $3,922,019 at April 30, 2007 approximately $2,829,196 relates to our stevioside segment, of which $2,783,692 of that amount is related to the purchase of new equipment for our new stevioside manufacturing facility. At April 30, 2006 we held accounts payable and accrued expenses of $644,871 related to our stevioside segment. Of the accounts payable and accrued expenses of $3,922,019 at April 30, 2007 approximately $467,664 relates to our traditional Chinese medicine division for trade payables. At April 30, 2006 we held $320,395 of accounts payable and accrued expenses related to our traditional Chinese medicine division. Of the accounts payable and accrued expenses of $3,922,019 at April 30, 2007 approximately $568,277 relates to our veterinary medicine division for trade payables. At April 30, 2006 we held $607,636 of accounts payable and accrued expenses related to our veterinary medicine division.

         For fiscal 2007 we reported a net increase in cash of $1,253,531 from fiscal 2006 which included net cash provided by operating activities of $2,427,598, net cash provided by financing activities of $6,867,738 and the effect of prevailing exchange rate on cash of $144,583. These amounts were offset by net cash used in investing activities of $8,186,388.

         Net cash provided by operating activities decreased to $2,427,598 for the year ended April 30, 2007 as compared to $3,297,106 for the year ended April 30, 2006, a decrease of $869,508. This decrease is primarily attributable to:

         o an increase $910,999 in non cash items are as follows;

            o  $339,808 of depreciation expense,
            o  $559,848 of stock based consulting expense,
            o  $853,194 in allowance for doubtful accounts, and
            o These increases were offset by a decrease of $841,851 of minority interest.

         o an increase of $505,011 in prepaid and other current assets, as a result of advances made to consultants retained by us to assist us in the preparation of our general business development and marketing,

         o an increase of $2,570,474 in accounts payable and accrued expenses in connection with the construction of our new stevioside facility, and

         o an increase of $515,412 in income tax payable. For the year ended April 30, 2006 we recorded a benefit from income tax in the amount of $515,412 as a result of the receipt of a tax. For the year ended April 30, 2007 we did not record a provision for tax expenses due to the tax waiver. There is no income tax payable as of April 30, 2007. We received the tax waiver from the government for the period from November 2005 to October 2006.

These increases were offset by the following;

         o a decrease of $3,008,357 in our net income, and

         o a decrease of $196,006 in accounts receivable. We established an initiative to resolve outstanding accounts receivable; the goal is to improve our collection rate for outstanding accounts receivable. The initiative was instituted as a means to force employees to focus more intently on collections. Furthermore, we formed a delinquent accounts receivable department whose objective is to resolve overdue accounts receivable. This decrease is also attributable to a slight decrease in sales for fiscal 2007, and

         o a decrease of $2,040,404 in cash used to increase inventory for the year ended April 30, 2007 as compared to April 30, 2006. .Our inventory level increased due to our increased stevioside production. As well, we have increased our inventory for raw materials used in stevioside production and Chinese medicine production; however we have decreased our raw material inventory levels for veterinary medicine production. Presently during the harvest season for stevia leaves, we have reserved adequate stevia leaves for our increased sales of stevioside, and

         o a decrease of $74,944 of cash paid to related parties for management fees which are discussed elsewhere in this section, and

         o a decrease of $47,433 in advances from customers which includes a reduction in prepayments from our animal medicine customers due to a slow down in demand for these products..

         Net cash used in investing activities was $8,186,388 for fiscal 2007 as compared to net cash used in investing activities of $1,940,290 in fiscal 2006. During fiscal 2007 we invested $8,186,388 in capital expenditures related to the building of our new Stevia facility, and an upgrade in equipment, as compared to $3,952,212 in fiscal 2006. In fiscal 2006 increases in due from related parties and disposal of fixed assets generated an additional $2,011,922 in cash; however, we did not have any comparable transactions in fiscal 2007.

         Net cash provided by financing activities was $6,867,738 for fiscal 2007 as compared to $2,174,946 for fiscal 2006. This change from period to period is primarily attributable to an increase of $1,291,625 in proceeds from the sale of securities, $3,319,600 in proceeds from subscriptions receivable, $720,000 in proceeds from short term loan and a decrease of $638,433 of cash provided due to payments on loans payable.

         We currently have no material commitments for capital expenditures. During fiscal 2008, however, we may seek to raise additional working capital to further augment our cash position and to provide additional funds for marketing and distribution as we seek to bring distribution of stevioside to North American markets. We do not have any firm commitments for any additional capital and there are no assurances we will obtain a commitment upon terms and conditions which are acceptable to us.

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

CAPITAL RAISING TRANSACTIONS DURING 2007

         On March 23, 2007, we completed the sale of units of our securities consisting of 9,812,500 shares of common stock at $0.42 per share and common stock purchase warrants to purchase 9,812,500 shares of common stock resulting in gross proceeds to us of $4,121,250. The warrants are exercisable at $0.65 per share and are for a term of five years. The placement agent for the transaction, Skyebanc, Inc., received a cash fee of $15,960 and warrants to purchase 38,000 shares of common stock on the same terms as the warrants issued to the investors. We paid due diligence fees to certain investors or their advisors of an aggregate of $151,305 in cash and warrants to purchase 708,750 shares of common stock on the same terms as the investor warrants. The net proceeds from the transaction will be used for working capital purposes.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-32, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of April 30, 2007, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this annual report is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

         There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during its last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Our management, including each of the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         NAME                       AGE                      POSITIONS
         ----                       ---                      ---------
         Laiwang Zhang              44               President and Chairman
         Dongdong Lin               31               CEO, Secretary and director
         Fanjun Wu                  32               Chief Financial Officer
         Chengxiang Yan             38               Director

         LAIWANG ZHANG. Mr. Zhang has served as our President and Chairman since April 30, 2004 and he has served as Chairman of Qufu since January 2003. Mr. Zhang also serves as Chairman of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines, since April 2000. In 1996, Mr. Zhang founded Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products. Since April 1996 he has been General Manager of this company. From April 1992 to April 1996 Mr. Zhang served as Manager of our subsidiary Shengya Veterinary Medicine. From 1984 to 1992, Mr. Zhang served a President of Shandong Qufu Amylum Plant, a company that manufactures amylum. Mr. Zhang graduated from Shandong Technical University in 1984 with a Masters Degree in Engineering.

         DONGDONG LIN. Ms. Lin has served as our CEO, Secretary and a member of our Board of Directors since February 2005. Ms. Lin served as Manager of the Technology Information Department of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines, from January 2003 to December 2004. Ms. Lin joined Group Corporation in 1996, serving as a supervisor from April 1998 to April 2000, and Manager of the Department of Export and Import from April 2000 to December 2002. Ms. Lin holds a Bachelors Degree in Technology English from Haerbing Industry University and a Masters Degree in Economics from the China Academy of Social Science.

         FANJUN WU. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by Qufu, serving as Director of Finance Section from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, she was Director of Finance Section for our subsidiary Shengya Veterinary Medicine.

         CHJENGXIANG YAN. Mr. Yan has been a member of our Board of Directors since April 30, 2004. Since 2001, he has served as a Director of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines. From 1999 to 2004, he was the Director of the Marketing Department for that company. From 1996 to 1998, Mr. Yan was Director of the Marketing Department for Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and from 1993 to 1996, he was Director of the Marketing Section for our subsidiary Shengya Veterinary Medicine. Mr. Yan graduated from Shandong Agriculture University in 1993 with a Bachelor's Degree in Farming.

         There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

KEY EMPLOYEE

         JEFFREY REYNOLDS. Mr. Reynolds, 43, has served as CEO of our Sunwin Stevia International subsidiary since October 2006. From 2004 to 2006 Mr. Reynolds was CEO and President of Alpha One General Contractors, a commercial general contracting firm in North Texas and from 2001 to 2004 he was Executive Vice President and Chief Planning Officer with Blue Chip Marketing and Communications, a marketing and communications services company for consumer products. From 1999 to2001 Mr. Reynolds served as President and Managing Director of Markatec, Inc. a privately owned marketing services company primarily focused on creating and implementing account specific co-marketing promotions in the consumer product industry, and from 1992 to 1999 he was employed with Crossmark, Inc. a marketing organization in the consumer packaged goods industry, where he served as Senior Vice President of Corporate Sales Development and Marketing from 1997 until leaving the company. From 1989 to 1992 Mr. Reynolds was employed with Nestle Foods Company, serving as Non Grocery Region Manager from 1991 to 1992, as National Non Grocery Category Manager from 1990 to 1991, and as Regional Manager from 1989 to 1990. From 1984 to 1989 Mr. Reynolds was employed with Procter and Gamble; serving as a Unit Sales Manager from 1986 to 1989 and as Territory Sales Manager from 1984 to 1989.

DIRECTOR COMPENSATION

         We have not established standard compensation arrangements for our directors and during fiscal 2007 we did not compensate our directors for their service. In the future, we may elect to compensate directors for their service, which such amount will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

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

         A copy of our Code of Ethics is filed as an exhibit to this annual report and we will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices, attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has not yet established an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given that all our operations are located in the PRC and our lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

         Since the reverse acquisition of our company by Sunwin Tech in April 2004 our Board of Directors has been comprised of individuals who are members of our management or otherwise affiliated with our Company. While we would prefer that one or more of our directors be an audit committee financial expert, none of our current directors either have professional backgrounds in finance or accounting.

         All of our current management is located in the PRC and no member of our Board of Directors has previously served as an officer or a director of a U.S. public company. As a result of both the cultural differences between doing business in the PRC and doing business as a public company in the U.S., as well as the lack of experience of our Board of Directors with laws, rules and regulations which apply to public companies in the U.S., we are seeking to expand our Board of Directors to include qualified individuals who are also residents of the U.S. to serve as independent directors. At such time as we are able to attract additional members to our Board of Directors which include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at April 30, 2007.

                                    SUMMARY COMPENSATION TABLE
                                    --------------------------
                                                                      Non-
                                                          Non-        qualified
                                                          Equity      Deferred   All
                                                          Incentive   Compen-    Other
Name and                                  Stock   Option  Plan        sation     Compen-
principal                  Salary  Bonus  Awards  Awards  Compen-     Earnings   sation   Total
position             Year  ($)     ($)    ($)     ($)     sation ($)  ($)        ($)      ($)
(a)                  (b)   (c)     (d)    (e)     (f)     (g)         (h)        (i)      (j)
-------------------  ----  ------  -----  ------  ------  ----------  ---------  -------  -------
Dongdong Lin (1,3)   2007  7,500   0      0       0       0           0                0    7,500
                     2006  7,500   0      0       0       0           0           71,976   70,476

Laiwang Zhang (2,3)  2007      0   0      0       0       0           0                0        0
                     2006      0   0      0       0       0           0          107,964  107,964

_________

(1) Ms. Lin has served as our Chief Executive Officer since February 2005.

(2) Mr. Zhang is our President and Chairman.

(3) In February 2006, we acquired the remaining 20% of Qufu from Group Corporation in exchange for 5,000,000 shares of our common stock valued at $2,775,000 based on the fair market value of our common stock. Our president and Chairman, Mr. Laiwang Zhang, is a control person of Group Corporation. At Mr. Zhang's request, 2,000,000 shares were issued to Ms. Dongdong Lin, our CEO, and the remaining 3,000,000 shares were issued to Mr. Zhang. Of the total purchase price, approximately $179,940 was allocated to consulting expenses paid to Mr. Zhang and Ms. Lin as it represented the difference between the purchase price and the valuation of the minority interest purchased. Accordingly, in fiscal 2006 129,725 shares of common stock valued at $71,976 was recorded as compensation to Ms. Lin and 194,588 shares of our common stock valued at $107,964 was recorded as compensation to Mr. Zhang.

HOW MS. LIN'S COMPENSATION IS DETERMINED

         Ms. Lin, who has served as our CEO since February 2005, is not a party to an employment agreement with our company. Her compensation is determined by our Board of Directors, of which she is a member. The Board of Directors considered a number of factors in determining Ms. Lin's compensation including the scope of her duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time she devotes to our business. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Ms. Lin's compensation. During fiscal 2007 Ms. Lin's compensation package included a base salary of $7,500. She does not receive any other form of compensation from our company. The amount of compensation payable to Ms. Lin can be increased at any time upon the determination of the Compensation Committee of our Board of Directors.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the date hereof:

                                     OPTION AWARDS                                          STOCK AWARDS
               -------------------------------------------------------------  --------------------------------------
                                                                                                          Equity
                                                                                                          Incentive
                                                                                      Market  Equity      Plan
                                                                              Number  Value   Incentive   Awards:
                                           Equity                             of      of      Plan        Market or
                                           Incentive                          Shares  Shares  Awards:     Payout
                                           Plan                               or      or      Number of   Value of
                                           Awards:                            Units   Units   Unearned    Unearned
               Number of    Number of      Number of                          of      of      Shares,     Shares,
               Securities   Securities     Securities                         Stock   Stock   Units or    Units or
               Underlying   Underlying     Underlying                         That    That    Other       Other
               Unexercised  Unexercised    Unexercised  Option                Have    Have    Rights      Rights
               Options      Options        Unearned     Exercise  Option      Not     Not     that Have   That Have
               (#)          (#)            Options      Price     Expiration  Vested  Vested  Not         Not Vested
Name           Exercisable  Unexercisable  (#)          ($)       Date        (#)     ($)     Vested (#)  (#)
(a)            (b)          (c)            (d)          (e)       (f)         (g)     (h)     (i)         (j)
-------------  -----------  -------------  -----------  --------  ----------  ------  ------  ----------  ----------
Dongdong       0            0              0            0         0           0       0       0           0
Lin(1)
Laiwang Zhang  0            0              0            0         0           0       0       0           0

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We do not have a class of equity securities registered under wither
Section 12 of the Securities Exchange Act of 1934 and, accordingly, none of our officers, directors or beneficial owner of more than 10% of any class of equity securities is required to file Forms 3, 5 or 5 as required by Section 16(a) of the Securities Exchange Act of 1934.

STOCK OPTION PLANS

2005 EQUITY COMPENSATION PLAN

         On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 31, 2007, there are no available shares to be issued, or options granted, under the 2005 Equity Compensation Plan.

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

2006 EQUITY COMPENSATION PLAN

         On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors, or a committee of the Board, administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of August 10, 2007, there are no shares available shares to be issued or options granted under the 2006 Equity Compensation Plan.

         The Plan initially permitted that Plan options could either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. However, unless the plan was approved by our stockholders by February 7, 2007, no incentive stock options could be granted and all incentive stock options that may have been previously granted automatically be converted into non-qualified stock options. The Plan was not submitted to a vote of our stockholders for approval by that date, and, accordingly, we can no longer grant incentive options under the Plan. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options is determined by the Board of Directors or the committee, but cannot be less than the par value of our common stock on the date the option is granted.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At August 10, 2007 we had 87,006,936 shares of common stock issued and outstanding. The following table sets forth information known to us as of August 10, 2007 relating to the beneficial ownership of shares of our common stock by:

         o each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;

         o  each director;

         o  each executive officer; and

         o  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 6 Shengwang Avenue, Qufu, Shandong, China. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by them (or certain persons whose ownership is attributed to them) and that can be acquired by them within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by them, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

                                      AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP       % OF CLASS
------------------------              --------------------       ----------

Laiwang Zhang ...................          12,539,802               14.4%
Dongdong Lin ....................           4,984,108               5. 7%
Chengxiang Yan ..................                   0                 n/a
Fanjun Wu .......................           1,732,052                2.0%
All officers and directors
 as a group (four persons) ......          19,255,962              22. 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under 2005 Equity Compensation Plan, our 2006 Equity Compensation Plan and any compensation plans not previously approved by our stockholders as of April 30, 2007.

                                                                    Number of
                                                                    securities
                                                                    remaining
                                                                    available
                                       Number of                    for future
                                       securities     Weighted      issuance
                                       to be issued   average       under equity
                                       upon           exercise      compensation
                                       exercise of    price of      plans
                                       outstanding    outstanding   (excluding
                                       options,       options,      securities
                                       warrants       warrants      reflected in
                                       and rights     and rights    column (a))
                                       (a)            (b)           (c)
                                       ------------   -----------   ------------
Plan category

Plans approved by our stockholders:
  2005 Equity Compensation Plan              0            n/a            0

Plans not approved by stockholders:
  2006 Equity Compensation Plan              0            n/a            0


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         We pay Pharmaceutical Corporation a management fee for services rendered on our behalf. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. For the fiscal years ended April 30, 2007 and 2006 this management fee was $199,166 and $123,078, respectively, which such amounts are included in our general and administrative expenses in the respective financial statements appearing elsewhere in this annual report. As described elsewhere herein, Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman. We do not have a contract with Pharmaceutical Corporation and the amount of annual management fee is subject to increase at Mr. Zhang's discretion.

DIRECTOR INDEPENDENCE

         None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                  Description of Exhibit
-----------                  ----------------------

3.1      Articles of Incorporation (1)

3.2      Certificate of Amendment to Articles of Incorporation (2)

3.3      By-Laws (1)

4.1      Form of $0.65 common stock purchase warrant (8)

10.1 Share Exchange Agreement dated April 30, 2004 between Network USA, Inc. and the stockholders of Sunwin Tech Group, Inc. (3)

10.2     Form of Stevia rebaudiana Planting Agreement (4)

10.3 Stock Purchase Agreement between Sunwin Tech Group, Inc., Qufu Natural Green Engineering Company, Limited and Shandong Shengwang Pharmaceutical Group Corporation (4)

10.4     2005 Equity Compensation Plan (5)

10.5     Consulting and Management Agreement with China Direct Investments, Inc.
         (9)

10.6 Lease agreement dated October 1, 2002 between Shandong Shengwang Pharmaceutical Corporation and Qufu Natural Green Engineering Co., Ltd.
         (7)

10.7 Lease agreement dated October 6, 2002 between Qufu LuCheng Chiya Resident Commitment and Qufu Natural Green Engineering Co., Ltd. (7)

10.8 Lease agreement dated April 1, 2004 between Qufu ShengDa Industry Co., Ltd. and Qufu Natural Green Engineering Co., Ltd.(7)

10.9 Stock Purchase Agreement dated February 7, 2006 between Sunwin International Neutraceuticals, Inc., Qufu Natural Green Engineering Company and Shandong Shengwang Pharmaceutical Group Corporation (6)

10.10    2006 Equity Compensation Plan (6)

10.11    Subscription Agreement (8)

10.12 Consulting and Management Agreement with CDI Shanghai Management Co., Ltd. and Capital One Resource Co., Ltd. *

10.13 Consulting and Management Agreement between Sunwin International Neutraceuticals, Inc., Sunwin Stevia International Corp., and China Direct Investments, Inc.*

14.1     Code of Ethics *

23.1     Consent of Sherb & Co., LLP*

31.1     Section 302 Certificate of President *

31.2     Section 302 Certificate of Principal Accounting Officer *

32.1     Section 906 Certificate of President *

32.2     Section 906 Certificate of Principal Accounting Officer *

*    filed herewith

_________

(1) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000
(2)  Incorporated by reference to the Form 8-K/A as filed on July 30, 2004.
(3) Incorporated by reference to the Report on Form 8-K as filed with on May 12, 2004.
(4) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended April 30, 2004.
(5) Incorporated by reference to the Report on Form 8-K as filed on April 28, 2005.
(6) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006.
(7) Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005.
(8) Incorporated by reference to the Report on Form 8-K as filed on March 23, 2007.
(9) Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-142419, as amended, as declared effective on June 5, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2007 and fiscal 2006. The following table shows the fees that were billed for the audit and other services provided by that firm for fiscal 2007 and 2006.

                                     Fiscal 2007        Fiscal 2006
                                     -----------        -----------
         Audit Fees .......            $75,000            $60,000
         Audit-Related Fees             15,000             11,000
         Tax Fees .........                  0                  0
         All Other Fees ...                  0                  0
                                       -------            -------
                  Total ...            $90,000            $71,000

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Sunwin International Neutraceuticals, Inc.

                                  By: /s/ Dongdong Lin
                                      ----------------
                                      Dongdong Lin, Chief Executive Officer,
                                      director, principal executive officer

                                  By: /s/ Fanjun Wu
                                      -------------
                                      Fanjun Wu, Chief Financial Officer, and
                                      principal accounting and financial officer

         Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

    SIGNATURE                        TITLE                            DATE
    ---------                        -----                            ----

/s/ Laiwang Zhang        President and Chairman                  August 10, 2007
-----------------
Laiwang Zhang

/s/ Dongdong Lin         Chief Executive Officer, director,      August 10, 2007
----------------         principal executive officer
Dongdong Lin

/s/ Fanjun Wu            Chief Financial Officer and             August 10, 2007
-------------            principal accounting officer
Fanjun Wu

/s/ Chengxiang Yan       Director                                August 10, 2007
------------------
Chengxiang Yan

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ........             F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEET ..................................             F-3

   CONSOLIDATED STATEMENTS OF OPERATIONS .......................             F-4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY .............             F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS .......................             F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................     F-7 TO F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunwin International Neutraceuticals, Inc.
Shandong, China


         We have audited the accompanying consolidated balance sheet of Sunwin International Neutraceuticals, Inc. and its Subsidiaries as of April 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunwin International Neutraceuticals, Inc. and Subsidiaries as of April 30, 2007, and the results of their operations and their cash flows for the years ended April 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/Sherb & Co., LLP
                                       Certified Public Accountants


Boca Raton, Florida
June 16, 2007

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2007

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................   $  6,687,222
  Accounts receivable (net of allowance for doubtful accounts
   of $360,878) ................................................      2,854,681
  Inventories, net .............................................      2,821,507
  Prepaid expenses and other ...................................        765,265
                                                                   ------------
    Total Current Assets .......................................     13,128,675

PROPERTY AND EQUIPMENT (net of accumulated depreciation
   of $2,491,941) ..............................................     13,190,693
                                                                   ------------

    Total Assets ...............................................   $ 26,319,368
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................   $  3,922,019
  Advances from customers ......................................         17,192
                                                                   ------------
    Total Current Liabilities ..................................      3,939,211

OTHER PAYABLES .................................................        139,531
                                                                   ------------
    Total Liabilities ..........................................      4,078,742
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
    No shares issued and outstanding) ..........................              -
  Common stock ($.001 Par Value; 200,000,000 shares authorized;
    85,909,776 shares issued and outstanding) ..................         85,910
  Additional paid-in capital ...................................     15,420,880
  Retained earnings ............................................      6,323,340
  Subscription receivable ......................................       (372,900)
  Other comprehensive income - foreign currency ................        783,396
                                                                   ------------
    Total Stockholders' Equity .................................     22,240,626
                                                                   ------------

    Total Liabilities and Stockholders' Equity .................   $ 26,319,368
                                                                   ============

                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Year Ended April 30,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------

NET REVENUES ...................................   $ 15,243,568    $ 15,490,013
COST OF SALES ..................................     11,520,323      10,865,917
                                                   ------------    ------------
GROSS PROFIT ...................................      3,723,245       4,624,096
                                                   ------------    ------------

OPERATING EXPENSES:
  Bad debt recovery ............................              -      (1,087,957)
  Stock-based consulting expense ...............        987,229         569,581
  Selling expenses .............................      1,619,559       1,703,305
  General and administrative ...................      1,796,035       1,011,026
                                                   ------------    ------------
    Total Operating Expenses ...................      4,402,823       2,195,955
                                                   ------------    ------------

(Loss) INCOME FROM OPERATIONS ..................       (679,578)      2,428,141

OTHER INCOME (EXPENSE):
  Other income .................................         13,341         103,675
  Interest income (expense) ....................         87,694         (35,338)
                                                   ------------    ------------
    Total Other Income .........................        101,035          68,337
                                                   ------------    ------------

(Loss) INCOME BEFORE PROVISION INCOME TAXES ....       (578,543)      2,496,478
BENEFIT FOR INCOME TAXES .......................              -         524,481
                                                   ------------    ------------

(Loss) INCOME BEFORE MINORITY INTEREST .........       (578,543)      3,020,959
MINORITY INTEREST IN INCOME OF SUBSIDIARY ......              -        (591,145)
                                                   ------------    ------------

NET (Loss) INCOME ..............................       (578,543)      2,429,814

OTHER COMPREHENSIVE INCOME:
  Unrealized foreign currency translation ......        558,736         227,631
                                                   ------------    ------------

COMPREHENSIVE (Loss) INCOME: ...................   $    (19,807)   $  2,657,445
                                                   ============    ============

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
  Net (loss) income per common share - basic ...   $      (0.01)   $       0.05
                                                   ============    ============
  Net (loss) income per common share - diluted .   $      (0.01)   $       0.05
                                                   ============    ============

  Weighted Common Shares Outstanding - basic ...     85,909,776      50,614,262
                                                   ============    ============
  Weighted Common Shares Outstanding - diluted .     85,909,776      50,639,262
                                                   ============    ============

                 See notes to consolidated financial statements

                                 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         For the Years Ended April 30, 2007 and 2006
                               Common Stock,
                              $.001 Par Value                                                          Other        Total
                            -------------------   Additional                 Deferred       Sub-      Compre-      Stock-
                             Number of             Paid-in      Retained      Compen-    scription    hensive      holders'
                              Shares     Amount    Capital      Earnings      sation     Receivable     Loss       Equity
                            ----------  -------  -----------   ----------   ----------   ----------   --------   -----------
Balance, April 30, 2005 ..  43,367,276  $43,367  $ 1,265,687   $4,472,069   $        -   $        -   $ (2,971)  $ 5,778,152

Common stock issued for
 services ................   5,090,000    5,090      992,801            -     (762,833)           -          -       235,058
Common stock issued for
 acquisition of minority
 interest in subsidiary ..   5,000,000    5,000    2,770,000            -            -            -          -     2,775,000
Grants of stock warrants .           -        -       14,563            -            -            -          -        14,563
Grants of stock options ..           -        -      798,833            -     (798,833)           -          -             -
Exercise of stock warrants  15,500,000   15,500    2,335,000            -            -            -          -     2,350,500
Exercise of stock options    4,960,000    4,960    3,836,540            -            -            -          -     3,841,500
Amortization of deferred
 compensation ............           -        -            -            -      177,760            -          -       177,760
Subscription receivable ..           -        -            -            -            -   (3,680,000)         -    (3,680,000)
Net income for the year ..           -        -            -    2,429,814            -            -          -     2,429,814
Foreign currency
 translation adjustment ..           -        -            -            -            -            -    227,631       227,631
                            ----------  -------  -----------   ----------   ----------   ----------   --------   -----------

Balance, April 30, 2006 ..  73,917,276   73,917   12,013,424    6,901,883   (1,383,906)  (3,680,000)   224,660    14,149,978

Common stock issued for
 services ................   2,155,000    2,155      446,208            -            -            -          -       448,363
Effect of adoption of
 FAS 123(R) ..............           -        -   (1,383,906)           -    1,383,906            -          -             -
Amortization of stock
 based compensation ......          -        -      538,867            -            -            -          -       538,867
Sale of common stock .....   9,812,500    9,813    3,793,812            -            -            -          -     3,803,625
Exercise of stock options       25,000       25       12,475            -            -            -          -        12,500
Subscription receivable ..           -        -            -            -            -    3,307,100          -     3,307,100
Net loss for the year ....           -        -            -     (578,543)           -            -          -      (578,543)
Foreign currency
 translation adjustment ..           -        -            -            -            -            -    558,736       558,736
                            ----------  -------  -----------   ----------   ----------   ----------   --------   -----------

Balance, April 30, 2007 ..  85,909,776  $85,910  $15,420,880   $6,323,340   $        -   $ (372,900)  $783,396   $22,240,626
                            ==========  =======  ===========   ==========   ==========   ==========   ========   ===========

                                        See notes to consolidated financial statements
                                                             F-5

                     SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        For the Year Ended April 30,
                                                                        ----------------------------
                                                                            2007             2006
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income  ...............................................    $  (578,543)     $ 2,429,814
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation expense ..........................................         644,622          304,814
    Stock-based consulting and fees ...............................         987,229          427,381
    Minority interest .............................................               -          841,851
    Allowance for doubtful accounts ...............................          88,111         (765,083)
  Changes in assets and liabilities:
    Accounts receivable ...........................................        (224,976)         (28,970)
    Inventories ...................................................        (975,385)       1,065,019
    Prepaid and other current assets ..............................         234,777         (270,234)
    Due from/to related parties ...................................               -           74,944
    Accounts payable and accrued expenses .........................       2,273,347         (297,127)
    Income taxes payable ..........................................               -         (515,412)
    Advances from customers .......................................         (21,584)          25,849
    Accounts payable - long-term ..................................               -            4,260
                                                                        -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES .........................       2,427,598        3,297,106
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in due from related parties ............................               -          978,240
  Capital expenditures ............................................      (8,186,388)      (3,952,212)
  Disposal of fixed assets ........................................               -        1,033,682
                                                                        -----------      -----------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES .....................      (8,186,388)      (1,940,290)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from subscription receivable ...........................       3,319,600                -
  Proceeds from sales of common stock and exercise of stock options       3,803,625        2,512,000
  Proceeds from short term loan ...................................         720,000                -
  Payments on loans payable .......................................        (975,487)        (337,054)
                                                                        -----------      -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ...................       6,867,738        2,174,946
                                                                        -----------      -----------

EFFECT OF EXCHANGE RATE ON CASH ...................................         144,583          227,631
                                                                        -----------      -----------

NET INCREASE IN CASH ..............................................       1,253,531        3,759,393

CASH  - beginning of year .........................................       5,433,691        1,674,298
                                                                        -----------      -----------

CASH - end of year ................................................     $ 6,687,222      $ 5,433,691
                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for
  Interest ........................................................     $    87,694      $    35,338
                                                                        ===========      ===========
  Taxes ...........................................................     $         -      $         -
                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING FINANCING ACTIVITIES
  Common stock issued for consulting ..............................     $   590,137      $ 2,775,000
                                                                        ===========      ===========
  Contributed capital paid for services ...........................     $         -      $         -
                                                                        ===========      ===========
  Stock options granted for deferred compensation .................     $         -      $   798,833
                                                                        ===========      ===========
  Due from related party exchanged for property and equipment .....     $         -      $ 3,680,000
                                                                        ===========      ===========

                           See notes to consolidated financial statements
                                                 F-6

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

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

On April 30, 2004, under a Share Exchange Agreement, Network issued 17,000,004 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Sunwin Tech Group, Inc., a Florida corporation, from its four shareholders: Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Sunwin Tech with the former shareholders of the Network retaining 11,492,268 or approximately 36.3% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of Network due to the recapitalization and the consolidated financial statements reflect the operations of Network and its subsidiaries for the periods presented.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

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

As noted previously, prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu ("the Qufu Merger") from Shandong Shengwang Pharmaceutical Group Corporation ("Group Corporation"), a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for all shares of Sunwin Tech's common stock. At the time of this merger the minority shareholders of Qufu included Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation ("Shengwang Group") (2.5%), both of which are controlled by our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Company, Ltd. ("Qufu Vet Ltd.") (0.5%), was controlled by a Chinese state owned agency.

Subsequent to the Qufu Merger, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd., after Qufu Vet Ltd. was dissolved. These events subsequent to the Qufu Merger, resulted in the Shengwang Group owning 20% of Qufu.

In February 2006, the Company acquired the remaining 20% minority interest of Qufu from Shandong Group in exchange for 5,000,000 shares of our common stock valued at $2,775,000. Our President and Chairman, is a control person of Shandong Group. Of the total purchase price, approximately $180,000 was allocated to consulting expenses paid to the President and Chairman as it represented the difference between the purchase price and the valuation of the minority interest purchased. The minority interest income for the year end April 30, 2006 represents the minority interest's proportional share of Qufu's net income until the date we acquired the remaining minority interest ownership in Qufu.

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

On April 20, 2006, the Company formed a wholly owned subsidiary in Canada, Sunwin (Canada) Pharmaceutical Limited, in order to market its Chinese herbal medicines throughout Canada. The newly formed subsidiary has submitted 13 applications to health Canada for product licenses and has already been approved on 4 applications. The remaining 9 applications are presently under review.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The consolidated statements include the accounts of Sunwin International Neutraceuticals, Inc. and its wholly and partially owned subsidiaries. All significant inter company balances and transactions have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, the reserve for obsolete inventory and the useful life of property, plant and equipment.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At April 30, 2007, the allowance for doubtful accounts was $360,878.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES FROM CUSTOMERS

Advances from customers at April 30, 2007 of $17,192 consist of prepayments to Sunwin for merchandise that had not yet been shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

INCOME PER SHARE

Net income per common share for the years ended April 30, 2007 and 2006 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share". As of April 30, 2007, there were no options remaining to be exercised.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the RMB and the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2007 was $558,736.

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade old valuation peg to the U.S. dollar. The new RMB rate reflects approximately a 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income for the year ended April 30, 2007 included net income and foreign currency translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of April 30, 2007, bank deposits in the United States exceeded federally insured limits by $723,180. At April 30, 2007, the Company had approximately $4,709,810, in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through April 30, 2007. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce potential credit risk.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and amounted to $163,524 and $115,137 for the years ended April 30, 2007 and 2006, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.

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

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for the years ended April 30, 2007 and 2006 totaled approximately $207,831 and $171,896, respectively. For the year ended April 30, 2007 the Company increased its advertising expense in its stevioside segment.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINORITY INTEREST

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously recognized. On February 7, 2006, the Board of Directors approved the acquisition of the remaining 20% of Qufu from Shandong Shengwang Group Corporation. The acquisition of the remaining 20% of Qufu was a non cash transaction, whereby we issued 5,000,000 shares of our common stock to acquire the remaining 20% of Qufu. As a result, Qufu is a wholly owned subsidiary of the Company, effective on February 1, 2006. There is no minority interest as of April 30, 2007.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $390,151 and $357,941 for the years ended April 30, 2007 and 2006, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155: "Accounting For Certain Hybrid Financial Instruments- an amendment of SFAS No. 133 and 140". This statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 155 is not expected to have a significant impact on the Company's consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140". This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the Company's consolidated financial statements.

In July 2006, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus and ratified Issue No. 06-2: "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences". SFAS No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of SFAS No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. EITF 06-2 was effective beginning January 1, 2007. The adoption of SAB No. 108 is not expected to have a significant impact on the Company's consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a significant impact on the Company's consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the Staff of the SEC issued SAB No. 108: "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of FASB 157 to determine the future impact on the Company's consolidated financial statements.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. The Company does not expect the impact to be material.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 is not expected to have a significant impact on the Company's consolidated financial statements.

NOTE 2 - INVENTORIES

At April 30, 2007, inventories consisted of the following:

         Raw materials ...............................     $ 1,764,469
         Finished goods ..............................       1,208,110
                                                           -----------
                                                             2,972,579
         Less: reserve for obsolete inventory ........        (151,072)
                                                           -----------
                                                           $ 2,821,507
                                                           ===========

NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2007, property and equipment consisted of the following:

                                        Estimated Life
                                        --------------
Office Furniture ..................         7 Years        $     3,209
Auto and Truck ....................        10 Years              4,075
Manufacturing Equipment ...........        20 Years         11,869,416
Building ..........................        20 Years          3,700,454
Office Equipment ..................         5 Years             60,642
Construction in Process ...........                             44,838
                                                           -----------
                                                           $15,682,634
Less: Accumulated Depreciation ....                         (2,491,941)
                                                           -----------
                                                           $13,190,693
                                                           ===========

For the years ended April 30, 2007 and 2006, depreciation expense amounted to $644,622 and $304,814, respectively.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Prior to February 7, 2006, the minority shareholder of Qufu, which owned 20% of that company, was Shandong Shengwang Group Corporation ("Shengwang Group"). On February 7, 2006, the Company acquired 20% of Qufu from Shengwang Group Corporation. As a result, Qufu is a wholly-owned subsidiary of the Company, effective on February 1, 2006. Prior to the acquisition of the minority interest of Qufu, the minority interest was owned by Shandong Shengwang Pharmaceutical Corporation Ltd. ("Corporation Ltd.") (17%) and Shandong Shengwang Group Corporation ("Shengwang Group") (2.5%), both of which are controlled by our President and Chairman. The remaining minority shareholder, Qufu Veterinary Medicine Co., Ltd. ("Qufu Vet Ltd.") (0.5%) was controlled by a Chinese state owned agency.

Prior to acquisition of the minority interest, the Shengwang Group acquired the 17% interest of Qufu owned by Corporation Ltd., and ultimately the Shengwang Group acquired the 0.5% Qufu interest owned by Qufu Vet Ltd., after which Qufu Vet Ltd. was dissolved. These events resulted in the Shengwang Group owning 20% of Qufu.

Many of the members of the Company's management have been employed by Shandong Shengwang Pharmaceutical Group Corporation (the original 80% owner of Qufu) ("Group Corporation"), Corporation Ltd., and Shengwang Group prior to the 80% and 20% acquisition of Qufu, and performed services in conjunction with their duties at, and for, Qufu and the Company.

Historically the Company advances funds to Corporation Ltd., and certain of its affiliated entities to effectuate the purchase of equipment and hiring of construction services for the Company at advantageous prices through the buying power provided by Corporation, Ltd. in connection with the Company building an additional manufacturing line.

The Company pays management fees to Corporation Ltd. The management fees which are included in general and administrative expenses for the years ended April 30, 2007 and April 30, 2006 were $199,166 and $123,078 respectively.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 5 - INCOME TAXES

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

The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). During the year ended April 30, 2006 the Company obtained approval from the Peoples Republic of China to have its income taxes abated. Such approval is in effect for the year ended April 30, 2006, and was also granted for the prior fiscal year ended April 30, 2005. The Income tax benefit reflected in year ended April 30, 2006 is for the reduction of income taxes payable owing from the year ended April 30, 2005.

The components of income (loss) before income tax consist of the following:

                                                        Year Ended April 30,
                                                    ---------------------------
                                                        2007            2006
                                                    -----------     -----------
U.S. Operations ................................    $(1,932,215)    $  (682,742)
Chinese Operations .............................      1,353,672       3,179,220
                                                    -----------     -----------
                                                    $  (578,543)    $ 2,496,478
                                                    ===========     ===========

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 5 - INCOME TAXES (CONTINUED)

The components of the (benefit) provision for income taxes are as follows:

                                                        Year Ended April 30,
                                                    ---------------------------
                                                        2007            2006
                                                    -----------     -----------
Federal, State and Local .......................    $         -     $         -
Peoples Republic of China - Federal and Local ..              -        (524,481)
                                                    -----------     -----------
                                                    $         -     $  (524,481)
                                                    ===========     ===========

The table below summarizes the reconciliation of the Company's income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

                                                        Year Ended April 30,
                                                    ---------------------------
                                                        2007            2006
                                                    -----------     -----------
Income tax (benefit) provision at Federal
  statutory rate ...............................    $  (201,000)    $   874,000
State income taxes, net of Federal benefit .....        (27,000)        115,000
Permanent differences ..........................        178,000         165,000
U.S. tax rate in excess of foreign tax rate ....        (89,000)       (210,000)
Abatement of foreign income taxes ..............       (448,000)     (1,049,000)
Increase in valuation allowance ................        587,000         105,000
                                                    -----------     -----------
                                                              -               -

                                                    -----------     -----------
Year end April 30, 2005 foreign income taxes
         Abated in year end April 30, 2006 .....              -        (525,000)
                                                    ===========     ===========
Tax (benefit) provision ........................    $         -     $  (525,000)
                                                    ===========     ===========

The Company has a net operating loss ("NOL") carryforward for United States income tax purposes at April 30, 2007 expiring through the year 2026. Management estimates the NOL as of April 30, 2007 to be approximately $1,860,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company's deferred tax assets as of April 30, 2007 are as follows:

         NOL carryforwards ............................      $ 722,000
         Valuation allowance ..........................       (722,000)
                                                             ---------
         Deferred tax asset, net of allowance .........      $       -
                                                             =========

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY

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

During the year ended April 30, 2006, the Company issued 2,660,000 shares of common stock, valued at $438,991, for services rendered. In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $235,058 and deferred consulting expense of $203,933 based on the fair value of common shares issued at the end of each month of the service period. Additionally, effective January 1, 2006, the Company entered into a new three-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this new agreement, the Company issued 2,430,000 shares of common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.23 per share and recorded deferred consulting expense of $558,900 to be amortized over the service period. For the years ended April 30, 2007 and 2006, amortization of deferred consulting expense amounted to $254,280 and $84,760, respectively.

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

During the year ended April 30, 2007, the Company issued 650,000 shares of common stock for services rendered (See Note 7). In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $286,000.

During the year ended April 30, 2007, the Company issued 305,000 shares of common stock for services rendered (See Note 7). In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $152,500.

During the year ended April 30, 2007, the Company issued 1,200,000 shares of common stock for services rendered (See Note 7). In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $9,863 and deferred compensation of $590,137.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

On March 23, 2007, the Company completed the sale of $4,121,250 financing of units of its securities consisting of 9,812,500 shares of common stock at $0.42 per share and common stock purchase warrants to purchase 9,812,500 shares of common stock ("March 2007 Private Placement"). The warrants are exercisable at $0.65 per share and are for a term of five years. A placement agent for the transaction, Skyebanc, Inc., received a cash fee of $15,960 and warrants to purchase 38,000 shares of common stock on the same terms as the investor warrants referred to above. The Company paid due diligence fees to certain investors or their advisors; such fees consisted of an aggregate of $151,305 in cash and warrants to purchase 718,250 shares of common stock on the same terms as the investor warrants referred to above. The Company paid consulting fees in relation to the March 2007 Private Placement of 225,000 warrants under the same terms as the investor warrants referred to above. The Company also paid professional fees in connection with this offering of $150,360.

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

The purpose of these Plans is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to the Company. Subject to the limitation on the aggregate number of shares issuable under the 2005 and 2006 Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants, and plan options, may be authorized and unissued shares or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

Plan options may either be options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. The Company's officers, directors, key employees and consultants are eligible to receive stock grants and non qualified options under the plan; only its employees are eligible to receive incentive options. In addition, the 2005 and 2006 Plans allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

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

All incentive stock options expire on or before the 10th anniversary of the date the option is granted; however, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non qualified options expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

As of April 30, 2006, there are no available shares to be issued, or options granted, under the 2005 Plan. Under the 2005 Plan a total of 2,660,000 common shares were issued to satisfy the requirements under the service consulting agreement from June 2005, a total of 1,430,000 common shares were issued to satisfy the requirements under the service consulting agreement from January 2006, and the Company granted options to purchase 910,000 shares for a consulting agreement entered into in November 2005. These options granted for the purchase of 910,000 shares of common stock were exercised in the year ended April 30, 2006.

As of April 30, 2006, there are 1,265,000 shares available to be issued or options granted under the 2006 Plan. Under the 2006 Plan a total of 860,000 common shares were issued to satisfy the requirements under a service consulting agreement from January 2006, in February 2006 the Company granted options to purchase 4,000,000 shares to employees, and the Company granted option to purchase 75,000 shares under a consulting agreement entered into in February 2006. All options granted for the purchase by employees of 4,000,000 shares of common stock were exercised in the year ended April 30, 2006. Of the options granted to the consultant for the purchase of 75,000 shares of common stock a total of 50,000 were exercised in the year ended April 30, 2006 and 25,000 were exercised during the year ended April 30, 2007.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following options were granted during the year ended April 30, 2006:

On November 4, 2005, the Company entered into the consulting agreements with three consultants for general business development. These agreements have a term of one year. In addition the consultants will assist the Company in marketing and selling of its Stevia and Chinese herb products in North America. The Company granted the three consultants an aggregate of 910,000 options to purchase 910,000 shares of the Company's common stock at $0.15 per share. These options were granted under the Company's 2005 equity compensation plan. The fair value of these option grants were estimated at $0.062 per option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- %; expected volatility of 92 %; risk-free interest rate of 3.75 % and an expected holding period of one year. In connection with these options, the Company recorded deferred compensation of $56,292 to be amortized over the service period of one year. For the years ended April 30, 2007 and 2006, amortization of deferred consulting expense amounted to $28,146 and $28,146, respectively. These options have a one year life. All options were exercisable on the date of grant. All 910,000 options were exercised during the year ended April 30, 2006.

On February 7, 2006, the Company issued 4,000,000 options to purchase shares of the Company's common stock to five employees. These options are for services to be rendered over three years. Of these 4,000,000 options issued to the employees, options to purchase 3,200,000 shares of the Company's common stock at $0.90 per share were granted to four employees and options to purchase 800,000 shares of the Company's common stock at $1.00 per share were granted to one employee. These options have a life of one year. These options were granted under the Company's 2006 equity compensation plan. The fair value of these option grants were estimated at $0.184 and $ 0.169 per option respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- %; expected volatility of 119 %; risk-free interest rate of 4.65 % and an expected holding period of one year. In connection with these options, the Company recorded deferred compensation of $722,137 to be amortized over the service period of three years. For the years ended April 30, 2007 and 2006, amortization of deferred consulting expense amounted to $240,712 and $60,178, respectively. All options were exercisable on the date of grant. All 4,000,000 options were exercised during the year ended April 30, 2006. With regard to the exercise of options in the amount of $3,680,000 as of April 30, 2006, the Company recorded subscriptions receivable until such time as payment was received by the Company. The Company carried this subscription receivable on its balance sheet as of April 30, 2006. For the year ended April 30, 2007, a total of $3,307,100 was received by the Company, and the subscription receivable was reduced to $372,900.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On February 7, 2006, the Company entered into a three month consulting agreement with a consultant to formulate a comprehensive marketing plan to distribute Stevioside manufactured by the Company, in North America. Under the agreement, the Company will pay the consultant $50,000 and grant the consultant 25,000 options per month for a period of three months. These options were granted under the Company's 2006 equity compensation plan. The options are to purchase common stock at $0.50 per share for a period of one year. The fair value of these option grants were estimated at $0.272 per option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 119 percent; risk-free interest rate of 4.65 percent and an expected holding period of one year. In connection with these options, the Company recorded deferred compensation of $20,404 to be amortized over the service period of one year. For the years ended April 30, 2007 and 2006, amortization of deferred consulting expense amounted to $15,728 and $4,676, respectively. These options have a life of five years. All options were exercisable on the date of grant. A total of 75,000 options have been granted under this consulting agreement. Of these granted options 50,000 have been exercised during the year ended April 30, 2006. A total of 75,000 options have been granted under this consulting agreement. Of these granted options 50,000 have been exercised during the year ended April 30, 2006 and 25,000 were exercised during the year ended April 30, 2007. As a result there are no stock options outstanding as of April 30, 2007.

There were no options granted during the year ended April 30, 2007.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of the changes to the Company's outstanding stock options granted during the years ended April 30, 2007 and 2006 are as follows:

                                                              Weighted Average
                                                 Shares        Exercise Price
                                               ----------     ----------------

Outstanding at April 30, 2005 ..........                -          $ -
          Granted ......................        4,985,000            0.773
          Exercised ....................        4,960,000            0.774
          Forfeited ....................                -            -
                                               ----------          -------

Outstanding at April 30, 2006 ..........           25,000            0.50
          Granted ......................                -            -
          Exercised ....................          (25,000)           0.50
          Forfeited ....................                -            -
                                               ----------          -------

Outstanding at April 30, 2007 ..........                -          $ -

Options exercisable at end of period ...                -          $ -
                                               ==========          =======

Weighted average Fair Value of Options
  granted during the period ............                -          $ -
                                               ==========          =======

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS

In July 2004, in connection with a private placement, the Company granted two year common stock purchase warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock with an exercise price of $0.167 per share. These warrants contain standard anti-dilution protection for the warrant holder in the event of stock splits, recapitalization or reorganization by the Company. All 1,500,000 warrants have been exercised during the year ended April 30, 2006.

On April 12, 2005, in connection with a private placement, the Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 13,125,000 shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $0.15 per share, subject to adjustment. Additionally, in connection with this private placement, the Company granted Class A Common Stock Purchase Warrants to purchase an aggregate of 375,000 shares of the Company's common stock for a period of five years, at an exercise price of $0.15 per share as a placement fee. The number of shares issuable upon the exercise, and the exercise price per share, are subject to adjustment in the event the Company issues additional shares of common stock as a dividend or other distribution or for stock splits or combinations. The number of shares of the Company's common stock and the exercise price of the warrant are also subject to adjustment in the event the Company issues additional shares of its common stock or any other securities which are convertible or exercisable into shares of its common stock at a per share price less than the exercise price of the warrant, other than in certain specific instances, in which event the exercise price of the warrant would be reset to the lower price. All 13,500,000 warrants granted in connection with this private placement have been exercised during the year ended April 30, 2006.

On May 1, 2005, the Company entered into a two month agreement with China Direct Investments, Inc., a related party, to provide consulting and advisory services to assist the Company. The consultant received an aggregate of 500,000 Class A Common Stock Purchase Warrants to purchase shares of the Company's common stock at an exercise price of $0.15 per share for one year. The fair value of this warrant grant was estimated at $0.029 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- %; expected volatility of 45 %; risk-free interest rate of 4.00 % and an expected holding period of 5 years. In connection with these warrants, the Company recorded stock-based consulting expense of $14,564. All 500,000 warrants granted in connection with this agreement have been exercised during the year ended April 30, 2006.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS (CONTINUED)

A summary of the changes of the Company's outstanding stock warrants granted for the years ended April 30, 2007 and 2006 and changes during the periods are as follows:

                                                               Weighted Average
                                                 Shares         Exercise Price
                                              -----------      ----------------

Outstanding at April 30, 2005 ..........       15,000,000          $ 0.151
          Granted ......................          500,000            0.150
          Exercised ....................      (15,500,000)           0.151
          Forfeited ....................                -            -
                                              -----------          -------

Outstanding at April 30, 2006 ..........                -            -
          Granted ......................       10,793,750            0.650
          Exercised ....................                -            -
          Forfeited ....................                -            -
                                              -----------          -------

Outstanding at April 30, 2007 ..........       10,793,750          $ 0.650
                                              ===========          =======

Warrants exercisable at end of period ..       10,793,750          $ 0.650
                                              ===========          =======

Weighted average Fair Value of Warrants
  granted during the period ............                -          $ 0.650
                                              ===========          =======

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 7 - CONSULTING AGREEMENTS AND COMMITMENTS

CONSULTING AGREEMENTS

In January 2006, the Company issued the remaining 1,330,000 shares due under this contract and entered into a new consulting agreement with China Direct Investments, Inc. In connection with the required 2,660,000 common shares under the original consulting agreement, the Company recorded stock-based consulting expense of $235,058 and deferred consulting expense of $203,933 to be amortized over the new contract term of 36 months, commencing January 1, 2006, based on the fair value of common shares issuable at the end of each month of the service period at shares prices ranging from $.11 to $.20 per share.

Effective January 1, 2006, the Company entered into the new three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with the new agreement, the Company issued 2,430,000 shares of common stock, plus the remaining 1,330,000 shares previously required remaining to be issued under the June 2005 service agreement.

The Company valued these 2,430,000 shares using the fair value of common shares on grant date at approximately $.23 per share and or $558,900. The remaining deferred compensation of $203,933 from the earlier issuance, plus the January 1, 2006 stock issuance valued at $558,900 for a total of $762,833, are to be amortized over a 36 month service period commencing January 1, 2006. For the years ended April 30, 2007 and 2006, amortization of deferred consulting expenses amounted to $254,280 and $84,760, respectively.

On April 24, 2007 the Company entered into a consulting agreement with CDI Shanghai Management Co., Ltd. In connection with this agreement, the Company issued 1,200,000 shares of the Company's common stock, valued at $600,000, to be earned over the term of the agreement which is due to expire on April 30, 2008. For the year ended April 30, 2007, amortization of deferred consulting expenses amounted to $9,863.

On April 30, 2007 the Company and its wholly owned subsidiary Sunwin Stevia International Corp. entered into an agreement with China Direct Investments, Inc. Under the terms of the agreement China Direct Investments, Inc., shall assist with the business development efforts related to Sunwin Stevia International Corp. including but not limited to efforts related to the OnlySweet line of products. As consideration for these services China Direct Investments, Inc. shall be entitled to receive an annual fee, in perpetuity, equal to four percent (4%) of the annual gross sales revenue generated by Sunwin Stevia International Corp. and/or its proprietary line of products (the "Annual Fee"). The Annual Fee shall be calculated after each fiscal year end and shall be paid quarterly in four (4) equal installments to Consultant over the following fiscal year at the dates of March 31, June 30, September 30 and December 31. This Annual Fee shall continue in perpetuity and survive any termination of consulting services rendered by Consultant to the Company. In the event of any sale, merger, transfer of rights or disposition of assets of Sunwin Stevia, the Annual Fee shall survive and continue to be paid to the Consultant by the acquirer(s).

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 7 - CONSULTING AGREEMENTS AND COMMITMENTS

OPERATING LEASES

The Company leases office and manufacturing space under leases in Shandong, China that expire through 2013. All facilities related to traditional Chinese medicine are leased from Shandong Shengwang Pharmaceutical Group Corporation. This lease term will be expired on October 1, 2012 with annual lease payment of $19,940.

In October 2002 Qufu entered into a lease agreement with Qufu LuCheng Chiya Resident Commitment, an unaffiliated local governmental owned entity, which covers the approximate 25,200 square foot facilities used by our veterinary medicine product group. This lease, which expires in August 2012, provides for annual rent of approximately $22,415, payable in a lump sum annually.

In April 2004 Qufu entered into a lease agreement with Qufu ShengDa Industry Co., Ltd., an unaffiliated local governmental owned entity, which covers the approximate 36,000 square foot facilities used by our stevioside product group. This lease, which expires in April 2014, provides for annual rent of approximately $3,750, for the first three years of the term and thereafter increases to approximately $6,250 for the balance of the lease term, payable in a lump sum annually.

Future minimum rental payments required under these operating leases are as follows:

                  Period:                     Total:          Shandong

         Period Ended April 30, 2008         $ 48,605         $ 19,940
         Period Ended April 30, 2009         $ 48,605         $ 19,940
         Period Ended April 30, 2010         $ 48,605         $ 19,940
         Period Ended April 30, 2011         $ 48,605         $ 19,940
         Period Ended April 30, 2012         $ 48,605         $ 19,940
         -------------------------------------------------------------
         Thereafter                          $ 22,031         $  8,309

Rent expense included in general and administrative expenses for the years ended April 30, 2007 and 2006 amounted to $49,149 and $46,990, respectively.

NOTE 8 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 9 - OPERATING RISK

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2007 AND 2006

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended April 30, 2007 and 2006, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent organic herbal medicine, neutraceutical products, and animal medicines prepared from 100% organic herbal ingredients and (2) sale of natural sweetener (stevioside). The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the year ended April 30, 2007 and 2006 is as follows:

Year Ended April 30, 2007:

                                Chinese and      Natural
                                   Animal       Sweetener       Corporate
                                 Medicines     (Stevioside)     and Other      Consolidated
                                ------------   ------------    ------------    ------------
Net Revenues ................   $  6,892,185   $  8,351,383    $          -    $ 15,243,568
Interest expense (income) ...         19,518         65,108           3,068          87,694
Depreciation and amortization        319,578        325,044               -         644,622
Net income (loss) ...........        559,447        821,290      (1,959,280)       (578,543)
Long-lived asset expenditures         49,790      8,136,598               -       8,186,388
Segment Assets ..............   $ 10,037,784   $ 13,850,346    $  2,431,238    $ 26,319,368

Year Ended April 30, 2006:

                                Chinese and      Natural
                                   Animal       Sweetener       Corporate
                                 Medicines     (Stevioside)     and Other      Consolidated
                                ------------   ------------    ------------    ------------
Net Revenues ................   $  8,288,493   $  7,201,520    $          -    $ 15,490,013
Interest expense (income) ...         37,729         (2,391)              -          35,338
Depreciation and amortization        149,608        155,206               -         304,814
Net income (loss) ...........      1,927,890      1,184,666        (682,742)      2,429,814
Long-lived asset expenditures      2,599,074      1,353,138               -       3,952,212
Segment Assets ..............   $  7,664,588   $  7,858,330    $    642,257    $ 16,165,175

NOTE 11 - SUBSEQUENT EVENTS

In June and July 2007, the Company issued 1,097,160 shares of common stock for the exercise of common stock purchase warrants granted pursuant to the Company's March 2007 private placement. The Company received net proceeds of $713,154 in relation to the exercise of the aforementioned common stock purchase warrants.