Form 10QSB
period 2007-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2007-09-19
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly report ended July 31, 2007

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

                                6 SHENGWANG AVE.,
                          QUFU, SHANDONG, CHINA 273100
                          ----------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At September 19 2007, there were 87,006,936 shares of the registrant's common stock was issued and outstanding.

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

                           OTHER PERTINENT INFORMATION

         When used in this report, the terms:

         o "Sunwin," "we," and "us" refers to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and our subsidiaries,
         o "Sunwin Tech" refers to our subsidiary Sunwin Tech Group, Inc., a Florida corporation,
         o "Qufu" refers to our subsidiary Qufu Natural Green Engineering Co., Ltd., a PRC company,
         o "Shengya Veterinary Medicine" refers to Qufu's subsidiary Shengya Veterinary Medicine Co., Ltd. a PRC company formerly known as Shangong Qufu Veterinary Medicine Plant,
         o "Shengyuan Herb Extraction" refers to Qufu's subsidiary Shengyuan Herb Extraction Co., Ltd., a PRC company,
         o "Qufu Chinese Medicine" refers to Qufu's subsidiary Qufu Chinese Medicine Factory, a PRC company,
         o "Sunwin Stevia International" refers to our subsidiary Sunwin Stevia International Corp., a Florida corporation,
         o "Sunwin California" refers to our subsidiary Sunwin California, Inc., a California corporation, and
         o "Sunwin Canada" refers to our subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation.

         We also use the following terms when referring to certain related parties:

         o "Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Corporation Limited, a Chinese company which is controlled by Mr. Laiwang Zhang, our President, Chairman and a principal shareholder of our company, and
         o "Group Corporation" refers to Shandong Shengwang Group Corporation, a Chinese company controlled by Mr. Zhang.

         The information which appears on our web sites at www.sunwin.biz and www.onlysweet.com is not part of this report.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JULY 31, 2007
                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet
              July 31, 2007(Unaudited) ...................................     4

     Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended July 31, 2007 and 2006 ..........     5

     Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended July 31, 2007 and 2006 ..........     6

     Notes to Consolidated Financial Statements ..........................  7-14

     Item 2 - Management's Discussion and Analysis or Plan of Operation .. 15-25

     Item 3 - Controls and Procedures ....................................    26


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ..........................................    27

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     27

     Item 3 - Default Upon Senior Securities .............................    27

     Item 4 - Submission of Matters to a Vote of Security Holders ........    27

     Item 5 - Other Information ..........................................    27

     Item 6 - Exhibits ...................................................    27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................   $  5,957,415
  Accounts receivable (net of allowance for doubtful accounts
   of $159,040) ................................................      3,028,019
  Inventories, net .............................................      4,027,721
  Prepaid expenses and other assets ............................        782,048
                                                                   ------------
    Total Current Assets .......................................     13,795,203

PROPERTY AND EQUIPMENT (net of accumulated depreciation
 of $2,676,123) ................................................     13,923,494
                                                                   ------------

    Total Assets ...............................................   $ 27,718,697
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable ................................................   $    150,000
  Accounts payable and accrued expenses ........................      3,578,963
  Advances from customers ......................................         49,004
  Due to related party .........................................          1,333
                                                                   ------------
    Total Current Liabilities ..................................      3,779,300

OTHER PAYABLES .................................................        142,374
                                                                   ------------
    Total Liabilities ..........................................      3,921,674
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
    No shares issued and outstanding) ..........................              -
  Common stock ($.001 Par Value; 200,000,000 shares authorized;
    87,006,936 shares issued and outstanding) ..................         87,007
  Additional paid-in capital ...................................     17,568,114
  Retained earnings ............................................      6,631,978
  Deferred compensation ........................................     (1,311,428)
  Subscription receivable ......................................       (372,900)
  Other comprehensive income - foreign currency ................      1,194,252
                                                                   ------------
    Total Stockholders' Equity .................................     23,797,023
                                                                   ------------

    Total Liabilities and Stockholders' Equity .................   $ 27,718,697
                                                                   ============

                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended July 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------

NET REVENUES ...................................   $  4,217,237    $  3,444,619
COST OF REVENUES ...............................      2,874,122       2,520,788
                                                   ------------    ------------
GROSS PROFIT ...................................      1,343,115         923,831
                                                   ------------    ------------

OPERATING EXPENSES:
  Stock based consulting expense ...............        123,748         142,922
  Selling expenses .............................        576,960         434,724
  General and administrative ...................        359,232         269,804
                                                   ------------    ------------
    Total Operating Expenses ...................      1,059,940         847,450
                                                   ------------    ------------

INCOME FROM OPERATIONS .........................        283,175          76,381

OTHER INCOME (EXPENSE):
  Other expense ................................           (203)           (111)
  Interest income ..............................         25,666          15,305
                                                   ------------    ------------
    Total Other Income .........................         25,463          15,194
                                                   ------------    ------------

NET INCOME .....................................        308,638          91,575

OTHER COMPREHENSIVE INCOME:
  Unrealized gain foreign currency translation .        410,856          73,139
                                                   ------------    ------------

COMPREHENSIVE INCOME ...........................   $    719,494    $    164,714
                                                   ============    ============

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
  Net income (loss) per common share - basic ...   $       0.00    $       0.00
                                                   ============    ============
  Net income (loss) per common share - diluted .   $       0.00    $       0.00
                                                   ============    ============

  Weighted Common Shares Outstanding - basic ...     86,824,629      73,938,200
                                                   ============    ============
  Weighted Common Shares Outstanding - diluted .     88,517,684      73,938,200
                                                   ============    ============

                 See notes to consolidated financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the Three Months
                                                           Ended July 31,
                                                     --------------------------
                                                         2007           2006
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................   $   308,638    $    91,575
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation expense .........................       184,182        137,497
    Stock based consulting and fees ..............       123,748        142,922
    Allowance for doubtful accounts ..............      (201,837)         1,466
  Changes in assets and liabilities:
    Accounts receivable ..........................        28,500       (126,510)
    Inventories ..................................    (1,206,214)    (1,090,251)
    Prepaid and other current assets .............       (16,783)       210,051
    Due from/to related parties ..................            26         20,710
    Accounts payable and accrued expenses ........      (341,749)        14,331
    Advances from customers ......................        31,812        (30,346)
                                                     -----------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES ..........    (1,089,677)      (628,555)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................      (597,419)       (43,580)
                                                     -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES ..........      (597,419)       (43,580)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock option and
   warrants ......................................       713,154         12,500
  Proceeds from short term loan ..................       150,000        721,373
                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........       863,154        733,873
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH ..................        94,135         73,139
                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH ..................      (729,807)       134,877

CASH - beginning of year .........................     6,687,222      5,433,691
                                                     -----------    -----------

CASH - end of period .............................   $ 5,957,415    $ 5,568,568
                                                     ===========    ===========

                 See notes to consolidated financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Sunwin International Neutraceuticals, Inc. (the "Company") was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. . The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 100% owned subsidiaries; Qufu Natural Green Engineering Co., Ltd. and its subsidiaries ("Qufu"), and Sunwin Stevia International Corp., a Florida corporation ("Sunwin Steiva International"). Qufu is a Chinese limited liability company, organized under the laws of the Peoples Republic ofChina, with principal offices in Qufu, China. Qufu was founded in July 1999 andwas re-registered in January 2004 to amend its capital structure. Qufu has three wholly owned Chinese subsidiaries; Shengya Veterinary Medicine Co., Ltd. (formerly known as Shandong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory. Qufu is engaged in the areas of essential traditional Chinese medicine, organic herbal medicine, neutraceutical products, natural sweetener (stevioside), and animal medicine prepared from organic herbal ingredients.

In addition to Qufu, the Company has three North American subsidiaries, Sunwin Stevia International, Sunwin California, Inc. and Sunwin (Canada) Pharmaceutical Limited. These subsidiaries are active in marketing Qufu's products in various regions throughout North America.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2007 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 2007 are not necessarily indicative of the results for the full fiscal year ending April 30, 2008.

The consolidated statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per common share for the three months ended July 31, 2007 and 2006 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." At July 31, 2007, there were warrants to purchase 9,696,590 shares of common stock, which could potentially dilute future earnings per share.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES FROM CUSTOMERS

Advances from customers at July 31, 2007 of $49,004 consist of prepayments to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

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

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the RMB and the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at July 31, 2007 was $94,135.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended July 31, 2007 included net income and foreign currency translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of July 31, 2007, bank deposits in the United States exceeded federally insured limits by $642,819. At July 31, 2007, the Company had approximately $5,072,589, in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through July 31, 2007. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce potential credit risk.

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity based compensation issued to employees. The Company adopted FAS No.123R in the second quarter of fiscal year 2006.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

NOTE 2 - INVENTORIES

At July 31, 2007, inventories consisted of the following:

         Raw materials ...............................     $ 3,134,038
         Finished goods ..............................         960,741
                                                           -----------
                                                             4,094,779
         Less: reserve for obsolete inventory ........         (67,058)
                                                           -----------
         Inventories, net ............................     $ 4,027,721
                                                           ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

The Company pays management fees to Shandong Shengwang Group Corporation ("Group Corporation"). The management fees which are included in general and administrative expenses for the three months ended July 31, 2007 and July 31, 2006 were $55,760 and $ 46,668 respectively. At July 31, 2007, the Company owed Group Corporation $1,333 for management fees.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at July 31, 2007 were $782,048 which consisted of a prepayment to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. The Company will recognize the prepayment as inventory or expense as suppliers make delivery of goods or provide service, in compliance with its accounting policy.

NOTE 5 - LOAN PAYABLE

During the three months ended July 31, 2007, the Company entered into a loan payable for $150,000 with one of our shareholder. The loan bears no interest, is due on demand, and is unsecured. This loan has been repaid in August 2007.

NOTE 6 - STOCKHOLDERS EQUITY

COMMON STOCK

For the three months ended July 31, 2007 and 2006, amortization of stock based compensation amounted to $123,748 and $142,922, respectively.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS

During the three months ended July 31, 2007, the Company issued 1,097,160 shares of common stock in connection with the exercise of common stock warrants for net proceeds of $713,154. These warrants were exercised at $0.65 per share.

A summary of the changes of the Company's outstanding stock warrants granted for the three months ended July 31, 2007 and changes during the periods are as follows:

                                                                Weighted Average
                                                Shares           Exercise Price
                                              ----------        ----------------

Outstanding at April 30, 2006 .........                -             $   -
Granted ...............................       10,793,750              0.65
Exercised .............................                -                 -
Forfeited .............................                -                 -
                                              ----------             -----

Outstanding at April 30, 2007 .........       10,793,750              0.65
Granted ...............................                -                 -
Exercised .............................        1,097,160              0.65
Forfeited .............................                -                 -
                                              ----------             -----

Outstanding at July 31, 2007 ..........        9,696,590             $0.65
                                              ==========             =====

Warrants exercisable at end of period .        9,696,590             $0.65
                                              ==========             =====

Weighted average Fair Value of Warrants
granted during the period .............                              $0.65
                                              ==========             =====

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended July 31, 2007 and 2006, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent herbal medicine, neutraceutical products, and animal medicines prepared from 100% herbal ingredients and (2) sale of natural sweetener, stevioside. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the three months ended July 31, 2007 and 2006 is as follows:

Three Months Ended July 31, 2007 (Unaudited):

                                    Chinese and       Natural
                                      Animal         Sweetener       Corporate
                                     Medicines     (stevioside)      and Other     Consolidated
                                   ------------    ------------    ------------    ------------
   Net Revenues ................   $  1,894,106    $  2,323,131    $          -    $  4,217,237
   Interest expense (income) ...        (19,736)         (5,482)           (448)        (25,666)
   Depreciation and amortization        100,082          84,100               -         184,182
   Net income (loss) ...........        514,233         216,190        (421,785)        308,638
   Long-lived asset expenditures        597,419               -               -         597,419
   Segment Assets ..............   $ 12,378,017    $ 14,424,446    $    916,234    $ 27,718,697

Three Months Ended July 31, 2006(Unaudited):

                                    Chinese and       Natural
                                      Animal         Sweetener       Corporate
                                     Medicines     (stevioside)      and Other     Consolidated
                                   ------------    ------------    ------------    ------------
   Net Revenues ................   $  1,412,823    $  2,031,796    $          -    $  3,444,619
   Interest expense (income) ...          3,378         (18,683)              -         (15,305)
   Depreciation and amortization         74,714          62,783               -         137,497
   Net income (loss) ...........        156,759         255,550        (320,734)         91,575
   Long-lived asset expenditures         43,580               -               -          43,580
   Segment Assets ..............   $  8,812,976    $  8,182,546    $    215,857    $ 17,211,379

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

NOTE 8 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are mainly derived from sale of herbs, stevioside and veterinary products in the Peoples Republic of China ("PRC"). The Company hopes to significantly expand its operations to countries outside the PRC, however, there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

(f) Performance of subsidiaries risk

Currently substantially all of the Company's revenues are derived via the operations of Qufu and its subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the subsidiary companies include the fact that Qufu and all of its subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the three months ended July 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this quarterly report on Form 10-QSB for the three months ended July 31, 2007.

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

         Our other product groups operate in highly competitive environments. We estimate that there are more than 5,000 companies in China selling animal medicines and more than 200 companies in China that produce traditional Chinese medicines and extracts and refined chemical products. The sale of our products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups are limited to a certain extent by economic conditions in the PRC. Revenues of traditional Chinese medicine products and veterinary medicine products to these animal medicine producers decreased due to reduced demand for animal medicine products as a result of heightened health standards which the Chinese government instituted in 2006 in response to increased reports of the avian flu which caused a decline in the demand for animal medicine products in the market. One such measure mandated that farmers and breeders undertake euthanasia livestock upon confirmation of avian flu symptoms. This policy had a direct effect on our sales for fiscal 2007. Our net revenues from the sales of veterinary products and traditional Chinese medicines have increased approximately 34% from the three months ended July 31, 2006 compare to the three months ended July 31, 2007, due in part to the farmers and breeders increased their livestock population. We expect as livestock populations return to normal levels, our sales from these two segments will continue to grow to previous levels absent any new outbreaks of avian flu or any other infectious diseases which could result in the Chinese government once again ordering the euthanasia of livestock.

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

FOREIGN EXCHANGE CONSIDERATIONS

         Since revenues from our operations in the PRC accounted for substantially all of our net revenues for the three months ended July 31, 2007 and all of our revenues for the three months ended July 31, 2006, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,"Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

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

         The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The translation adjustment and effect of exchange rate changes on cash for the three months ended July 31, 2007 was $410,856. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, China raised the value of the Renminbi by 2.1% and promised to allow it to float more freely. Since then, the Renminbi has increased by only another 9% against the U.S. dollar. Some economists say it remains undervalued by as much as 40%.

         If any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

         At July 31, 2007 we held cash of $41,775 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian Dollar. We periodically evaluate the credit quality of the financial institutions at which it holds deposits. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the period presented.

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

REVENUE RECOGNITION

         We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectiability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

         The following table provides certain comparative information on our results of operations for the three months ended July 31, 2007 and the three months ended July 31, 2006.

                                               THREE MONTHS ENDED             $             %
                                         JULY 31, 2007   JULY 31, 2006    DIFFERENCE    DIFFERENCE
                                         -------------   -------------    ----------    ----------
Net Revenues .......................       $4,217,237      $3,444,619      $772,618         22%
Cost of Revenues ...................        2,874,122       2,520,788       353,334         14%
                                           ----------      ----------      --------        ----
Gross Profit .......................        1,343,115         923,831       419,284         45%
Stock based consulting expense......          123,748         142,922       -19,174        -13%
Selling Expenses ...................          576,960         434,724       142,236         33%
General and Administrative Expenses           359,232         269,804        89,428         33%
                                           ----------      ----------      --------        ----
Total Operating Expenses ...........        1,059,940         847,450       212,490         25%
Income from operations .............          283,175          76,381       206,794        271%
Total Other Income .................           25,463          15,194        10,269         68%
                                           ----------      ----------      --------        ----
Net Income .........................          308,638          91,575       217,063        237%
Other comprehensive income .........          410,856          73,139       337,717        462%
Comprehensive Income ...............       $  719,494      $  164,714      $554,780        337%

Other key indicators:

                                                  THREE MONTHS ENDED JULY 31,
                                      -------------------------------------------------
                                      2007     2006     2007     2006     2007     2006
                                       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
(ALL FIGURES ARE AS A PERCENTAGE       STEVIOSIDE        CHINESE AND          TOTAL
        OF NET REVENUES)                               ANIMAL MEDICINE
---------------------------------     ----     ----     ----     ----     ----     ----
Cost of Revenues ................      76%      78%      58%      67%      68%      73%
Selling Expenses ................       5%       5%      21%      15%      14%      13%
General & Administrative Expenses      19%       5%      NM        6%       8%       7%
Total Operating Expenses ........      24%      11%      16%      22%      25%      25%

NM = not meaningful

REVENUES, COST OF REVENUES, OPERATING EXPENSES

Overall

         For the three months ended July 31, 2007, our total net revenues increased $772,618 or approximately 22% from the comparable period in fiscal 2007. We attribute our overall increase in net revenues to a increase in sales from both our Chinese and animal medicines segment and our natural sweetener (stevioside) segment during the three months ended July 31, 2007 as compared to the three months ended July 31, 2006.

         For the three months ended July 31, 2007, cost of revenues as a percentage of net revenues decreased approximately 5%. This decrease is attributable to a decrease in the cost of raw materials in each of our operating segments as described later in this section. As a result, our gross profit for the three months ended July 31, 2007 increased $419,284, or approximately 45%, from the three months ended July 31, 2006.

         For the three months ended July 31, 2007 total operating expenses increased $212,490, or approximately 25%. Total operating expenses increased primarily as a result of our additional expenses associated with marketing products from our stevioside segment.

         Following is information on revenues, cost of revenues, gross profit, operating expenses, and operating income for each of our segments:

                                                          THREE MONTHS ENDED JULY 31,
                  ---------------------------------------------------------------------------------------------------------
                      2007          2006         2007         2006         2007          2006          2007         2006
                         (UNAUDITED)                (UNAUDITED)               (UNAUDITED)                 (UNAUDITED)
                                                     CHINESE &                 CORPORATE
                         STEVIOSIDE               ANIMAL MEDICINE               & OTHER                     TOTAL
                  -----------   -----------  -----------  -----------  -----------   -----------   -----------  -----------
Revenues .......  $ 2,323,131   $ 2,031,795  $ 1,894,106  $ 1,412,824  $         -   $         -   $ 4,217,237  $ 3,444,619

Cost of Revenues    1,771,171     1,577,716    1,102,951      943,072            -             -     2,874,122    2,520,788
                  -----------   -----------  -----------  -----------  -----------   -----------   -----------  -----------

Gross Profit ...      551,960       454,079      791,155      469,752            -             -     1,343,115      923,831

Total Operating
 Expenses ......      563,685       217,212      297,274      309,260      198,981       320,978     1,059,940      847,450
                  -----------   -----------  -----------  -----------  -----------   -----------   -----------  -----------

Total Income
 from Operations  $   (11,725)  $   236,867  $   493,881  $   160,492  $  (198,981)  $  (320,978)  $   283,175  $    76,381

Natural Sweetener (Stevioside)

         For the three months ended July 31, 2007, revenues from our stevioside segment increased $291,336 or approximately 14%. During this period, revenues from this segment represented approximately 55% of our total net revenues as compared to approximately 59% for the three months ended July 31, 2006. We attribute the increase in the net revenues from this segment from the comparable period in fiscal 2007 to increased sales from our Sunwin Stevia International subsidiary. For the three months ended July 31, 2007 we recognized revenues of $211,289 from the sale of our OnlySweet(TM) products in North America. Furthermore, we believe the market for stevioside remains strong as we continue to witness growing demand from consumers globally

         For the three months ended July 31, 2007, cost of revenues related to our stevioside segment were approximately 76% of net revenues as compared to approximately 78% of net revenues for the three months ended July 31, 2006. This decrease in the cost of revenues as a percentage of net revenues is attributable to a decrease in the cost of raw materials. Local farmers have increased production of stevia leaves in response to growing demand. As a result the supply of stevia leaves has increased and the price of the leaves has stabilized Furthermore, due to the increased supply, we ceased our policy of contracting local farmers to grow stevia leaves for our designated production. As a result of the decrease in cost of revenues in this segment, our gross profit in this segment increased $97,881, or approximately 22% from the comparable period in fiscal 2007.

         For the three months ended July 31, 2007, operating expenses for our stevioside segment increased $346,473, or approximately 160%. This increase is primarily attributable to additional expenses incurred as we promote our proprietary line of stevioside marketed under the name OnlySweet(TM). We expect operating expenses related to this segment will continue to increase as we incur marketing and promotional expenses to introduce a new line of products to the North American consumer market.

         We continue to place an emphasis on the expansion of sales of stevioside, both in China and other parts of Asia as well as in North America, in fiscal 2008. We also anticipate that revenues from OnlySweet(TM) will increase in fiscal 2008 as we continue to expand the distribution of that product. As a result of the completion of additional manufacturing facilities which fully commenced operations in July 2007 we now have an aggregate production capacity of 600 tons per annum which we anticipate will be sufficient to meet demand in fiscal 2008. We anticipate our additional production capacity will be marketed to consumers in China, Japan, South Korea, and other Far East countries such as Singapore, Malaysia, Thailand, and India. During the three months ended July 31, 2007, we manufactured approximately 48 tons of stevioside, and resold an additional 61 tons of stevioside which we purchased from other manufacturers in an effort to meet customer demand. Comparatively during the three months ended July 31, 2006 we manufactured 48 tons and resold an additional 57 tons which we purchased from other manufacturers. As a result of our additional capacity we anticipate increasing our production of stevioside during the balance of fiscal 2008.

         As we continue to focus on the segment of our business we are dedicated to maximizing our revenues in our stevioside segment. We anticipate operating expenses will continue to increase in future periods as we expand our stevioside operations including increases in marketing expenses. Specifically we have launched a promotional campaign to help drive customers to OnlySweet(TM) through in store floor advertising positioned in the sweetener aisle at approximately 2,000 retail locations. This initiative, which begin on August 13, 2007 and will continue through October 13, 2007, will cost approximately $330,000 which will be funded from our working capital.

Chinese and Animal Medicines

         For the three months ended July 31, 2007, revenues from our Chinese and animal medicine segment increased $481,282, or approximately 34%, from the comparable period in fiscal 2007. During this period, revenues from this segment represented approximately 45% of our total net revenues as compared to approximately 41% for the three months ended July 31, 2006. Within this segment, net revenues related to our traditional Chinese medicine products were $988,579 for the three months ended July 31, 2007 as compared to $840,431 for the three months ended July 31, 2006, a increase of $148,148 or approximately 18%, and net revenues related to our veterinary medicine products were $905,527 in the three months ended July 31, 2007 as compared to $572,393 for the three months ended July 31, 2006, a increase of $333,134 or approximately 58%. While we expect revenues from the segment to increase, we expect the percentage of our revenues from this segment as a portion of our overall revenues will decrease as we continue to emphasize our stevioside segment.

         For the three months ended July 31, 2007 cost of revenues in our Chinese and animal medicine segment was $1,102,951, or approximately 58% of net revenues, as compared to $943,072, or approximately 67% of net revenues, for the three months ended July 31, 2006. As a percentage, cost of revenues decreased primarily due to two factors; the substitution of certain ingredients with less expensive alternatives and production efficiencies. Our gross profit in this segment was $791,155, an increase of $321,402, or approximately 68%, from our gross profit of $469,752 for this segment in the three months ended July 31, 2006.

         For the three months ended July 31, 2007 operating expenses associated with our Chinese and animal medicine segment were $297,274 as compared to $309,260 for the three months ended July 31, 2007, a slight decrease of $11,986. The decrease was a result of reduced travel expenses related to this segment as we continue to increase our focus on our stevioside segment. We expect operating expenses related to this segment to remain consistent with historical levels.

Corporate and Other

         We incur various operating expenses at the corporate level related to legal, auditing, and other professional business consultants. For the three months ended July 31, 2007 these expenses decreased $121,997, or approximately 38%, from the comparable period in fiscal 2007. This decrease is attributable to our experience operating as a public company. As such we have reduced our dependence on external professional resources. We do expect we will generally continue to utilize the services of outside professional resources at the previous historical levels.

TOTAL OTHER INCOME

         For the three months ended July 31, 2007, we reported total other income of $25,463 as compared to $15,194 for the three months ended July 31, 2006, an increase of $10,269. Other income for the three months ended July 31, 2007 reflects income recognized in our Chinese and animal medicines segment. As reported in our form 10QSB for the three month period ended July 31, 2006, other income reflected the excess accrual of value added taxes on certain of our animal medicine products which are not subject to value added taxes. Prior to receipt of an official notice from the tax authority, we accrued value added taxes for this segment. Upon notification the excess accruals were recorded as other income for the three months ended July 31, 2006. For the three months ended July 31, 2007, we have not recorded an accrual for value added taxes, since we received the notification from the tax authority.

         For the three months ended July 31, 2007, interest income was $25,666 as compared to of $15,305 for the three months ended July 31, 2006, an increase of $10,361. Interest income for the three months ended July 31, 2007 and July 31, 2006 reflected interest on our increased cash position held in bank deposits.

NET INCOME (LOSS), OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

         We reported net income of $308,638 for the three months ended July 31, 2007 as compared to net income of $91,575 for the three months ended July 31, 2006. The change reflects our increased revenues and increased gross profit margins as compared to the three months ended July 31, 2006.

         For the three months ended July 31, 2007 we reported other comprehensive income of $410,856, an increase of $337,717, or approximately 462%, as compared to the three months ended July 31, 2006. Other comprehensive income represents an unrealized gain on foreign currency translation and is a non-cash item. As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of this non cash gain, we reported comprehensive income of $719,494 for the three months ended July 31, 2007 as compared to comprehensive income of $164,714 for the three months ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between April 30, 2007 and April 30, 2006:

                                          JULY 31, 2007                       $ INCREASE       % INCREASE
                                           (UNAUDITED)     APRIL 30, 2007     /DECREASE         /DECREASE
                                           -----------      -----------      -----------       -----------
Working capital .....................      $10,015,903      $ 9,189,464      $   826,439                9%
Cash ................................        5,957,415        6,687,222         (729,807)             -11%
Accounts receivable, net ............        3,028,019        2,854,681          173,338                6%
Inventories, net ....................        4,027,721        2,821,507        1,206,214               43%
Prepaid expenses and other assets ...          782,048          765,265           16,783                2%
Total current assets ................       13,795,203       13,128,675          666,528                5%
Property and equipment, net .........       13,923,494       13,190,693          732,801                6%

                                           -----------      -----------      -----------       -----------
Total Assets ........................      $27,718,697      $26,319,368      $ 1,399,329                5%
                                           -----------      -----------      -----------       -----------

Loans payable .......................      $   150,000      $         -      $   150,000                 -
Accounts payable and accrued expenses        3,578,963        3,922,019         (343,056)              -9%
Advances from customers .............           49,004           17,192           31,812              185%
Due to related party ................            1,333                -            1,333                 -
Total current liabilities ...........        3,779,300        3,939,211         (159,911)              -4%
Other payables ......................          142,374          139,531            2,843                2%

                                           -----------      -----------      -----------       -----------
Total liabilities ...................      $ 3,921,674      $ 4,078,742      $  (157,068)              -4%
                                           -----------      -----------      -----------       -----------

         At July 31, 2007, we had working capital of $10,015,903 and cash and cash equivalents of $5,957,415. Our cash position by geographic area is as follows:

         United States .       $  843,051
         Canada ........           41,775
         China .........        5,072,589
                               ----------
              Total ....       $5,957,415

         At July 31, 2007 we had accounts receivable of $3,028,019, (net of allowance for doubtful accounts of $159,040). Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, decreased $201,838from April 30, 2007. Of the total allowance for doubtful accounts of $159,040 as of July 31, 2007, approximately $23,991 are related to our stevioside and approximately $134,509 are related to our Chinese and animal medicine segment. We may, however, collect all or a portion of these doubtful accounts.

         At July 31, 2007 inventories, net of reserve for obsolete inventory, were $4,027,721, an increase of $1,206,214 as compared to inventories of $2,821,507 at April 30, 2007. Typically we increase our inventory level of stevia leaves during the harvest season and we have also reserved adequate stevia leaves for our increased production capacity of stevioside. We believe current inventory levels will be maintained at present levels for the remainder of the fiscal year.

         At July 31, 2007 we reflect prepaid expenses and other current assets of $782,048 as compared to $765,265 at April 30, 2007, an increase of $16,783 or approximately 2%. Of the total prepaid expenses and other of $782,048 at July 31, 2007, $408,150 are related to veterinary medicine, $309,750 are related to stevioside, $64,148 are related to traditional Chinese medicine. The increase at July 31, 2007 from April 30, 2007 is primarily attributable to a $9,428 in advances to employees of our veterinary medicine division.

         At July 31, 2007 we reflected property and equipment, net of accumulated depreciation, of $13,923,494 as compared to $13,190,693, a slight increase from April 30, 2007. This increase reflects investments made during the year in buildings and equipment.

         At July 31, 2007 we reflect $3,578,963 of accounts payable and accrued expenses, an decrease of approximately 9% from April 30, 2007 and includes accounts payable of $3,529,204 and accrued salaries and benefits of $49,759 which reflects timing of payments. Of the accounts payable and accrued expenses of $3,578,963 at July 31, 2007 approximately $2,486,657 relates to our stevioside segment and approximately $1,092,306 is related to our Chinese and animal medicine segment The decrease at July 31, 2007 from April 30, 2007 reflects payments of balances due made in the ordinary course of business.

         At July 31, 2007 held cash of $5,957,415 as compared to cash of $6,687,222 at April 30, 2007, a decrease of $729,807. During the three months ended July 31, 2007 net cash used in operating activities was $1,089,677, net cash used in investing activities was $597,419, net cash provided by financing activities was $863,154 and the effect of prevailing exchange rate on cash of $94,135.

         Net cash used in operating activities increased to $1,089,677 for the three months ended July 31, 2007 as compared to $628,555 for the three months ended July 31, 2006, an increase of $461,122. For the three months ended July 31, 2007, we used $1,206,214 to fund increases in inventory, $16,783 to fund prepaid expenses and other current assets, accounts payable and accrued expenses of $978,000 and advances from customers of $31,812. These increases were offset by reduction in accounts receivable $(28,500) with an add-back of non cash expenses of $106,093. Comparatively during the three months ended July 31, 2006, we used cash of $628,555 in operating activities primarily to fund increases in inventory and accounts receivable of $1,090,251 and $126,510 respectively, as well as increases in due from/to related parties $(20,170) and accounts payable and accrued expenses $(14,331). These increases were offset by an add-back of non cash expenses of $281,885, and a $210,051 decrease in inventories.

         Net cash used in investing activities was $597,419 for the three months ended July 31, 2007 as compared to $43,580 during the three months ended July 31, 2006. During the three months ended July 31, 2007 we made capital expenditures of $597,419 related to construction of a new stevia facility. During the three months ended July 31, 2006, we incurred expenses of $43,580 related to equipment upgrades.

         Net cash provided by financing activities was $863,154 for the three months ended July 31, 2007 as compared to $733,873 for the three months ended July 31, 2006. During the three months ended July 31, 2007 we received $713,154 from the sale of common stock and the exercise of warrants as compared to $0 during the comparable period in fiscal 2007. During the first quarter of fiscal 2008 we also received $150,000 from the proceeds of a short-term loan as compared to $721,373 during the comparable period in fiscal 2007. The loan which was made by a shareholder of our company, the proceeds of which were used by us for working capital, did not bear interest, was unsecured and was due on demand. This loan was repaid in August 2007.

         We currently have no material commitments for capital expenditures. In connection with our annual report for our fiscal year ending April 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with
Section 404 of Sarbanes-Oxley Act of 2002. We anticipate, however, that as substantially all of our operations are located in the PRC the costs associated with such a consultant could be significant.

         During fiscal 2008 we may seek to raise additional working capital to further augment our cash position and to provide additional funds for marketing and distribution as we seek to bring distribution of stevioside to North American markets. We do not have any firm commitments for any additional capital and there are no assurances we will obtain a commitment upon terms and conditions which are acceptable to us.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of July 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our CEO and CFO have concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. All of our senior management, including our CEO and CFO, are located in the PRC. Our CEO is not a financial or accounting professional, and while we do have other employees, including a CFO and an accounting staff, neither our CFO nor our accounting staff may be sufficiently trained in the application of U.S. generally accepted accounting principles (GAAP). Accordingly, we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

         There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                      SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: September 19, 2007             By: /s/ Dongdong Lin
                                          ----------------
                                          Dongdong Lin,
                                          CEO, Principal Executive Officer