Form 10QSB
period 2007-10-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2007-12-14
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly report ended October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At December 14, 2007, there were 87,006,936 shares of the registrant's common stock which was issued and outstanding.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as they relate to our doing business solely within the People's Republic of China ("PRC"). Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

         When used in this report, the terms:

         o "Sunwin," "we," and "us" refers to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and our subsidiaries,
         o "Sunwin Tech" refers to our subsidiary Sunwin Tech Group, Inc., a Florida corporation,
         o "Qufu" refers to our subsidiary Qufu Natural Green Engineering Co., Ltd., a PRC company,
         o "Shengya Veterinary Medicine" refers to Qufu's subsidiary Shengya Veterinary Medicine Co., Ltd. a PRC company formerly known as Shangong Qufu Veterinary Medicine Plant,
         o "Shengyuan Herb Extraction" refers to Qufu's subsidiary Shengyuan Herb Extraction Co., Ltd., a PRC company,
         o "Qufu Chinese Medicine" refers to Qufu's subsidiary Qufu Chinese Medicine Factory, a PRC company,
         o "Sunwin Stevia International" (D/B/A "Sunwin USA")refers to our subsidiary Sunwin Stevia International Corp., a Florida corporation,
         o "Sunwin California" refers to our subsidiary Sunwin California, Inc., a California corporation, and
         o "Sunwin Canada" refers to our subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation.

         We also use the following terms when referring to certain related parties:

         o "Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Corporation Limited, a PRC company which is controlled by Mr. Laiwang Zhang, our President, Chairman and a principal shareholder of our company, and
         o "Group Corporation" refers to Shandong Shengwang Group Corporation, a PRC company controlled by Mr. Zhang.

         The information which appears on our web sites at www.sunwin.biz and www.onlysweet.com is not part of this report.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED OCTOBER 31, 2007
                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet
              October 31, 2007(Unaudited) ................................     4

     Consolidated Statements of Operations (Unaudited)
              For the Three Months and Six Months Ended October 31, 2007
              and 2006 ...................................................     5

     Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended October 31, 2007 and 2006 .........     6

     Notes to Consolidated Financial Statements ..........................  7-14

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................. 15-25

     Item 3 - Controls and Procedures ....................................    26

     Item 3A(T) - Controls and Procedures ................................    27


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ..........................................    28

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     28

     Item 3 - Default Upon Senior Securities .............................    28

     Item 4 - Submission of Matters to a Vote of Security Holders ........    28

     Item 5 - Other Information ..........................................    28

     Item 6 - Exhibits ...................................................    28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................   $  4,744,906
  Accounts receivable (net of allowance for doubtful accounts
   of $168,450) ................................................      3,167,516
  Inventories, net .............................................      5,703,956
  Prepaid expenses and other assets ............................        764,215
                                                                   ------------
    Total Current Assets .......................................     14,380,593

PROPERTY AND EQUIPMENT (net of accumulated depreciation
 of $3,042,954) ................................................     13,770,126
                                                                   ------------

    Total Assets ...............................................   $ 28,150,719
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................   $  3,135,855
  Advances from customers ......................................         31,221
  Due to related party .........................................        431,350
                                                                   ------------
    Total Current Liabilities ..................................      3,598,426

OTHER PAYABLES .................................................        144,186
                                                                   ------------
    Total Liabilities ..........................................      3,742,612
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
    No shares issued and outstanding) ..........................              -
  Common stock ($.001 Par Value; 200,000,000 shares authorized;
    87,006,936 shares issued and outstanding) ..................         87,007
  Additional paid-in capital ...................................     17,568,113
  Retained earnings ............................................      6,810,851
  Deferred compensation ........................................     (1,187,680)
  Subscription receivable ......................................       (372,900)
  Other comprehensive income - foreign currency ................      1,502,716
                                                                   ------------
    Total Stockholders' Equity .................................     24,408,107
                                                                   ------------

    Total Liabilities and Stockholders' Equity .................   $ 28,150,719
                                                                   ============

            See notes to consolidated condensed financial statements

                      SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                              For the Three Months            For the Six Months
                                                Ended October 31,              Ended October 31,
                                           ---------------------------    ---------------------------
                                               2007           2006            2007           2006
                                           ------------   ------------    ------------   ------------
NET REVENUES ...........................   $  5,684,189   $  4,319,977    $  9,901,426   $  7,764,596
COST OF REVENUES .......................      4,220,549      3,147,326       7,094,671      5,668,114
                                           ------------   ------------    ------------   ------------

GROSS PROFIT ...........................      1,463,640      1,172,651       2,806,755      2,096,482

OPERATING EXPENSES:
   Stock based consulting expense ......        123,748        142,923         247,496        285,845
   Selling expenses ....................        821,843        470,632       1,398,803        905,356
   General and administrative ..........        346,554        200,113         705,786        469,917
                                           ------------   ------------    ------------   ------------

     Total Operating Expenses ..........      1,292,145        813,668       2,352,085      1,661,118
                                           ------------   ------------    ------------   ------------

INCOME FROM OPERATIONS .................        171,495        358,983         454,670        435,364

OTHER INCOME (EXPENSE):
   Other income (expense) ..............          1,269         (2,145)          1,066         (2,256)
   Interest income .....................          6,109         28,755          31,775         44,060
                                           ------------   ------------    ------------   ------------

     Total Other Income ................          7,378         26,610          32,841         41,804
                                           ------------   ------------    ------------   ------------

NET INCOME .............................        178,873        385,593         487,511        477,168
                                           ------------   ------------    ------------   ------------

OTHER COMPENSATION INCOME:
   Unrealized gain foreign currency
   translation .........................        308,464        178,409         719,320        251,548
                                           ------------   ------------    ------------   ------------

COMPREHENSIVE INCOME ...................   $    487,337   $    564,002    $  1,206,831   $    728,716
                                           ============   ============    ============   ============

NET INCOME PER COMMON SHARE - BASIC AND
DILUTED:
   Net income per common share - basic
                                           $       0.00   $       0.01    $       0.01   $       0.01
                                           ============   ============    ============   ============

   Net income per common share - diluted
                                           $       0.00   $       0.01    $       0.01   $       0.01
                                           ============   ============    ============   ============

   Weighted Common Shares Outstanding -
   Basic ...............................     87,006,936     73,942,276      86,779,093     73,940,363
                                           ============   ============    ============   ============

   Weighted Common Shares Outstanding -
   diluted .............................     87,006,936     73,942,276      86,779,093     73,940,363
                                           ============   ============    ============   ============

                       See notes to consolidated condensed financial statements

                                                 - 5 -

                 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                  For the Six Months Ended
                                                                         October 31,
                                                                 --------------------------
                                                                     2007           2006
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ................................................   $   487,511    $   477,168
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Depreciation expense ....................................       467,882        290,017
     Stock based consulting and fees .........................       247,497        285,845
     Allowance for doubtful accounts .........................      (192,428)      (148,248)
   Changes in assets and liabilities:
     Accounts receivable .....................................      (120,407)      (224,357)
     Inventories .............................................    (2,882,449)    (1,814,339)
     Prepaid expenses and other current assets ...............         1,050         94,244
     Due to related parties ..................................       430,043          5,070
     Accounts payable and accrued expenses ...................      (784,857)       158,142
     Advances to customers ...................................        14,029        (30,910)
                                                                 -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES ........................    (2,332,129)      (907,368)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................      (607,272)       (12,861)
                                                                 -----------    -----------

NET CASH FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options/warrants ..........       713,153         12,500
   Proceeds from subscription receivable .....................             -      2,417,100
   Proceeds from short term loan .............................       150,000        720,000
   Payments on short term loan ...............................      (150,000)      (720,000)
                                                                 -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ....................       713,153      2,429,600
                                                                 -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH ..............................       283,933         65,935
                                                                 -----------    -----------

NET (DECREASE)INCREASE IN CASH ...............................    (1,942,315)     1,575,306

CASH - beginning of year .....................................     6,687,222      5,433,691
                                                                 -----------    -----------

CASH - end of period .........................................   $ 4,744,907    $ 7,008,997
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ....................................   $       356    $     9,131
                                                                 ===========    ===========

                  See notes to consolidated condensed financial statements.

                                            - 6 -

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Sunwin International Neutraceuticals, Inc. (the "Company") was incorporated on August 27, 1987 in the State of Nevada as Network USA, Inc. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its 100% owned subsidiaries; Qufu Natural Green Engineering Co., Ltd. and its subsidiaries ("Qufu"), and Sunwin Stevia International Corp., a Florida corporation ("Sunwin Stevia International"). Qufu is a Chinese limited liability company, organized under the laws of the Peoples Republic of China, with principal offices in Qufu, China. Qufu was founded in July 1999 and was re-registered in January 2004 to amend its capital structure. Qufu has three wholly owned Chinese subsidiaries; Shengya Veterinary Medicine Co., Ltd. (formerly known as Shandong Qufu Veterinary Medicine Plant), Shengyuan Herb Extraction Co., Ltd., and Qufu Chinese Medicine Factory. Qufu is engaged in the areas of essential traditional Chinese medicine, organic herbal medicine, neutraceutical products, natural sweetener (stevioside), and animal medicine prepared from organic herbal ingredients.

In addition to Qufu, the Company has three North American subsidiaries, Sunwin Stevia International, Sunwin California and Sunwin Canada. These subsidiaries are active in marketing Qufu's products in various regions throughout North America.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2007 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended and six months ended October 31, 2007 are not necessarily indicative of the results for the full fiscal year ending April 30, 2008.

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in fiscal 2007 and 2006 include the allowance for doubtful accounts, the reserve for obsolete inventory and the useful life of property, plant and equipment.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per common share for the three months ended and six months ended October 31, 2007 and 2006 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." At October 31, 2007, there were warrants to purchase 9,696,590 shares of common stock, which could potentially dilute future earnings per share.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES FROM CUSTOMERS

Advances from customers at October 31, 2007 of $31,221 consist of prepayments to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (UNAUDITED)

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

The reporting currency for the Company is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to minimal fluctuations between the RMB and the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at October 31, 2007 were $1,502,716 and $283,933, respectively.

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade old valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company follows the guidelines of Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended and six months ended October 31, 2007 and 2006 included net income and foreign currency translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of October 31, 2007, bank deposits in the United States exceeded federally insured limits by $227,136. At October 31, 2007, the Company had approximately $4,410,395, in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through October 31, 2007. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce potential credit risk.

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company adopted FAS No.123R in the second quarter of fiscal year 2006.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 2 - INVENTORIES

At October 31, 2007, inventories consisted of the following:

         Raw materials ...............................     $ 4,305,031
         Finished goods ..............................       1,466,837
                                                           -----------
                                                             5,771,868
         Less: reserve for obsolete inventory ........         (67,912)
                                                           -----------
         Inventories, net ............................     $ 5,703,956
                                                           ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

The Company pays management fees to Shandong Shengwang Group Corporation ("Group Corporation"). The management fees which are included in general and administrative expenses for the six months ended October 31, 2007 and 2006 were $112,224 and $ 93,972, respectively. At October 31, 2007, the Company owed Group Corporation $1,350 for management fees.

During the second fiscal quarter, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of the Company. The loan bears no interest, is unsecured and is due on demand.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at October 31, 2007 were $764,215, which includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. The Company will recognize the prepayment as inventory or expense as suppliers make delivery of goods or provide service, in compliance with its accounting policy.

NOTE 5 - LOAN PAYABLE

During the six months ended October 31, 2007, the Company entered into a loan payable agreement for $150,000 with one of our shareholders. The loan did not bear interest, was due on demand, and was unsecured. This loan was repaid in full in August 2007.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS EQUITY

COMMON STOCK

For the six months ended October 31, 2007 and 2006, amortization of stock based compensation amounted to $247,497 and $285,845, respectively.

COMMON STOCK PURCHASE WARRANTS

During the six months ended October 31, 2007, the Company issued 1,097,160 shares of common stock in connection with the exercise of common stock warrants for net proceeds of $713,153. These warrants were exercised at $0.65 per share.

A summary of the changes of the Company's outstanding stock warrants granted for the six months ended October 31, 2007 and changes during the periods are as follows:

                                                                Weighted Average
                                                Shares           Exercise Price
                                              ----------        ----------------

Outstanding at April 30, 2007 .........       10,793,750             $0.65
Granted ...............................                -                 -
Exercised .............................       (1,097,160)             0.65
Forfeited .............................                -                 -
                                              ----------             -----

Outstanding at October 31, 2007 .......        9,696,590             $0.65
                                              ==========             =====

Warrants exercisable at end of period .        9,696,590             $0.65
                                              ==========             =====

Weighted average Fair Value of Warrants
granted during the period .............                -             $0.65
                                              ==========             =====

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the six month periods ended October 31, 2007 and 2006, the Company operated in two reportable business segments - (1) the sale of essential traditional Chinese medicine, 100 percent herbal medicine, neutraceutical products, and animal medicines prepared from 100% herbal ingredients and (2) sale of natural sweetener, stevioside. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the six months ended October 31, 2007 and 2006 is as follows:

Six Months Ended October 31, 2007(Unaudited):

                                 Chinese and       Natural
                                   Animal         Sweetener      Corporate
                                  Medicines     (stevioside)     and Other     Consolidated
                                ------------    ------------   ------------    ------------
Net Revenues ................   $  4,318,811    $  5,582,615   $          -    $  9,901,426
Interest expense (income) ...        (47,639)         16,220           (356)        (31,775)
Depreciation and amortization        254,241         213,641              -         467,882
Net income (loss) ...........        824,021          80,804       (417,314)        487,511
Long-lived asset expenditures        810,882               -              -         810,882
Segment Assets ..............   $ 10,006,579    $ 17,771,543   $    372,597    $ 28,150,719

Six Months Ended October 31, 2006(Unaudited):

                                 Chinese and       Natural
                                   Animal         Sweetener      Corporate
                                  Medicines     (stevioside)     and Other     Consolidated
                                ------------    ------------   ------------    ------------
Net Revenues ................   $  3,479,550    $  4,272,973   $     12,073    $  7,764,596
Interest income .............          5,706          37,576            778          44,060
Depreciation and amortization        130,990         159,027              -         290,017
Net income (loss) ...........        542,299         484,098       (549,229)        477,168
Long-lived asset expenditures         12,861               -              -          12,861
Segment Assets ..............   $ 10,196,953    $  9,180,398   $    399,051    $ 19,776,402

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                0CTOBER 31, 2007
                                   (UNAUDITED)

NOTE 8 - OPERATING RISKS

(a) Country risk

Currently, the Company's revenues are mainly derived from sale of stevioside, herbs and veterinary products in the PRC. The Company hopes to significantly expand its operations to countries outside the PRC, however, there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS IF FINANCIAL CONDITION and RESULTS of OPERATIONS

         The following analysis of our consolidated financial condition and results of operations for the six months ended October 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this quarterly report on Form 10-QSB for the six months ended October 31, 2007.

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

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside to Western countries, we face competition in the PRC in the manufacture and sale of stevioside. There are approximately 30 stevioside manufacturers in China, with approximately 10 companies operating on a continuous basis. In an effort to increase our competitive position in the PRC, in December 2005, we completed the upgrade of our current stevioside production facility. This facility has a production capacity of 300 tons of stevioside per year. In March 2007 we completed the construction of a second stevioside manufacturing facility. The new facility is located in Shuyuan Economic Zone of Qufu City, Shangdong Province. We invested approximately $8,450,000 in buildings and equipment for the new facility. The construction of the facility commenced in August 2006 and between March 2007 and June 2007 the facility underwent a trial production test. The new facility commenced full operations in July 2007. The new stevioside manufacturing facilities are capable of producing an additional 300 tons of stevioside per year, increasing our total annual capacity to 600 tons. The additional production is being marketed to consumers in China, Japan, South Korea, and other Far Eastern countries such as Singapore, Malaysia, Thailand, and India.

         Our other product groups operate in highly competitive environments. We estimate there are more than 5,000 companies in China selling animal medicines and more than 200 companies in China that produce traditional Chinese medicines and extracts and refined chemical products. The sale of our products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups are limited to a certain extent by economic conditions in the PRC. Revenues generated from sales of traditional Chinese medicine products and veterinary medicine products have decreased due to reduced demand for animal medicine products as a result of heightened health standards which the Chinese government instituted in 2006 in response to increased reports of the avian flu which caused a decline in the demand for animal medicine products in the market. One such measure mandated that farmers and breeders euthanize livestock upon confirmation of avian flu symptoms. This policy has had an effect on our sales for fiscal 2007, although our net revenues from the sales of veterinary products and traditional Chinese medicines have increased approximately 24% from the six months ended October 31, 2007 compared to the six months ended October 31, 2006. We believe this increase was due, in part, to PRC-based farmers and breeders having increased their livestock population. We expect as livestock populations return to normal levels, our sales from these two segments will continue to grow absent any new outbreaks of avian flu or any other infectious diseases which could result in the Chinese government once again ordering the euthanasia of livestock.

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

FOREIGN EXCHANGE CONSIDERATIONS

         Since revenues from our operations in the PRC accounted for substantially all of our net revenues for the six months ended October 31, 2007 and 2006, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52,"Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

         Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

         The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The translation adjustment and effect of exchange rate changes on cash for the six months ended October 31, 2007 was $283,933. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, China raised the value of the Renminbi by 2.1% and promised to allow it to float more freely. Since then, the Renminbi has increased by only another 9% against the U.S. dollar.

         If any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

         At October 31, 2007 we held cash of $7,375 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian Dollar. We periodically evaluate the credit quality of the financial institutions at which it holds deposits. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the period presented.

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

         A summary of significant accounting policies is included in Note 1 to the Consolidated Financial Statements appearing elsewhere in this report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

         We account for stock options issued to employees in accordance with the Financial Accounting Standards Board ("FASB") Statement 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS 123R"). FAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted FAS 123R in the second quarter of fiscal year 2006.

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

         In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" ("FAS 159"). FAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS 159 on our financial statements. We do not expect the impact will be material.

RESULTS OF OPERATIONS

         The following table provides certain comparative information on our results of operations for the six months ended October 31, 2007 and the six months ended October 31, 2006.

                                      SIX MONTHS ENDED OCTOBER 31,
                                      ---------------------------          $               %
                                          2007            2006         DIFFERENCE      DIFFERENCE
                                      -----------     -----------     -----------      ----------
Net Revenues ....................     $ 9,901,426     $ 7,764,596     $ 2,136,830            28%
Cost of Revenues ................       7,094,671       5,668,114       1,426,557            25%
                                      -----------     -----------     -----------      ----------
Gross Profit ....................       2,806,755       2,096,482         710,273            34%

Operating Expenses:
   Stock based consulting expense         247,496         285,845         (38,349)           13%
   Selling Expenses .............       1,398,803         905,356         493,447            54%
   General and Administrative ...         705,786         469,917         235,869            50%
                                      -----------     -----------     -----------      ----------
Total operating Expenses ........       2,352,085       1,661,118         690,967            42%
                                      -----------     -----------     -----------      ----------
Income from operations ..........         454,670         435,364          19,306             4%

Other income (expense) ..........          32,841          41,804          (8,963)          (21%)
                                      -----------     -----------     -----------      ----------
Net income ......................         487,511         477,168          10,343             2%

Other comprehensive income ......         719,320         251,548         467,772           186%
                                      -----------     -----------     -----------      ----------
Comprehensive Income ............     $ 1,206,831     $   728,716     $   478,115            66%
                                      ===========     ===========     ===========      ==========

Other key indicators:

                                                  SIX MONTHS ENDED OCTOBER 31,
                                      -------------------------------------------------
                                      2007     2006     2007     2006     2007     2006
                                       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
(ALL FIGURES ARE AS A PERCENTAGE                         CHINESE AND
        OF NET REVENUES)               STEVIOSIDE    VETERINARY MEDICINE      TOTAL
---------------------------------     ----     ----     ----     ----     ----     ----
Cost of Revenues ................      78%      79%      64%      66%      72%      73%
Selling Expenses ................       5%       5%      16%      15%      14%      12%
General & Administrative Expenses      15%       5%       2%       3%       7%       6%
Total Operating Expenses ........      20%      11%      18%      19%      24%      21%

REVENUES, COST OF REVENUES, OPERATING EXPENSES

Overall

         For the six months ended October 31, 2007, our total net revenues increased $2,136,830 or approximately 28% from the comparable period of the preceding fiscal year. We attribute our overall increase in net revenues to increases in sales from both our natural sweetener (stevioside) segment and our Chinese and veterinary medicines segment during the six months ended October 31, 2007 as compared to the same period of the preceding fiscal year.

         For the six months ended October 31, 2007, cost of revenues as a percentage of net revenues decreased approximately 1.3%. This decrease is attributable to a decrease in the cost of certain raw materials in each of our operating segments as described later in this section. As a result, our gross profit for the six months ended October 31, 2007 increased $710,273, or approximately 34%, from the six months ended October 31, 2006.

         For the six months ended October 31, 2007 total operating expenses increased $690,967, or approximately 42% over the same period of the preceding year. Total operating expenses increased primarily as a result the overall increase in sales levels and increased expenditures related to our stevioside segment.

         The following is information on revenues, cost of revenues, gross profit, operating expenses, and operating income for each of our segments:

                                                    SIX MONTHS ENDED OCTOBER 31,
                  ------------------------------------------------------------------------------------------------
                     2007        2006        2007        2006        2007         2006         2007        2006
                        (UNAUDITED)              (UNAUDITED)            (UNAUDITED)               (UNAUDITED)
                                                  CHINESE &              CORPORATE
                        STEVIOSIDE          VETERINARY MEDICINE           & OTHER                    TOTAL
                  ----------  ----------  ----------  ----------  ----------   ----------   ----------  ----------
Revenues .......  $5,582,615  $4,272,973  $4,318,811  $3,479,550  $        -   $   12,073   $9,901,426  $7,764,596

Cost of Revenues   4,344,585   3,376,457   2,750,086   2,291,657           -            -    7,094,671   5,668,114
                  ----------  ----------  ----------  ----------  ----------   ----------   ----------  ----------

Gross Profit ...   1,238,030     896,516   1,568,725   1,187,893           -       12,073    2,806,755   2,096,482

Total Operating
 Expenses ......   1,140,161     450,099     794,203     648,713     417,721      562,306    2,352,085   1,661,118
                  ----------  ----------  ----------  ----------  ----------   ----------   ----------  ----------

Total Income
 (Loss) from
 Operations ....  $   97,869  $  446,417  $  774,522  $  539,180  $ (417,721)  $ (550,233)  $  454,670  $  435,364
                  ==========  ==========  ==========  ==========  ==========   ==========   ==========  ==========

Natural Sweetener (Stevioside)

         For the six months ended October 31, 2007, revenues from our stevioside segment increased $1,309,642 or approximately 31% over the same period of the preceding year. During this period, revenues from this segment represented approximately 56% of our total net revenues as compared to approximately 55% for the six months ended October 31, 2006. We attribute the increase in the net revenues from this segment from the comparable period in fiscal 2006 to increased sales from our Sunwin Stevia International subsidiary, which included $346,871 from the sale of our OnlySweet(TM) products launched in North America during the current fiscal year. Furthermore, we believe the market for stevioside remains strong as we continue to witness growing demand from consumers globally.

         For the six months ended October 31, 2007, cost of revenues related to our stevioside segment were approximately 78%, remaining relatively constant from the same period of the preceding fiscal year. Local farmers have increased production of stevia leaves in response to growing demand. As a result the supply of stevia leaves has increased and the price of the leaves has stabilized. Furthermore, due to the increased supply, we ceased our policy of contracting local farmers to grow stevia leaves for our designated production. As a result of increased revenues in this segment, our gross profit in this segment increased $341,514, or approximately 38% from the comparable period in fiscal 2007.

         For the six months ended October 31, 2007, operating expenses for our stevioside segment increased $690,062, or approximately 153%. This increase is primarily attributable to additional expenses incurred as we promote our proprietary line of stevioside marketed under the name OnlySweet(TM). We expect operating expenses related to this segment will continue to increase as we incur additional marketing and promotional expenses as we continue to increase our market penetration of the North American consumer market.

         We continue to place an emphasis on the expansion of sales of stevioside, both in China and other parts of Asia as well as in North America, in fiscal 2008. We also anticipate that revenues from OnlySweet(TM) will increase in fiscal 2008 as we continue to expand the distribution of that product. As a result of the completion of additional manufacturing facilities, which fully commenced operations in July 2007, we now have an aggregate production capacity of 600 tons per annum which we anticipate will be sufficient to meet demand in fiscal 2008. We anticipate our additional production capacity will be marketed to consumers in China, Japan, South Korea, and other Far East countries such as Singapore, Malaysia, Thailand, and India. During the six months ended October 31, 2007, we manufactured approximately 170 tons of stevioside, and resold an additional 22 tons of stevioside which we purchased from other manufacturers in an effort to meet customer demand. Comparatively during the six months ended October 31, 2006 we manufactured 32 tons and resold an additional 73 tons which we purchased from other manufacturers. As a result of our additional capacity we anticipate increasing our production of stevioside during the balance of fiscal 2008.

         As we continue to focus on the segment of our business we are dedicated to maximizing our revenues in our stevioside segment. We anticipate operating expenses will continue to increase in future periods as we expand our stevioside operations including increases in marketing expenses. In August 2007, we launched a promotional campaign to help introduce customers to OnlySweet(TM) through in-store floor advertising positioned in the sweetener aisle at approximately 2,000 retail locations. This initiative, recorded as a selling expense, began on August 13, 2007 and continued through October 13, 2007, cost approximately $330,000 which was funded from our working capital.

         Additionally, also related to our marketing efforts to expand sales of our OnlySweet(TM) in western markets, we established Sunwin Stevia International, a domestic corporation, which incurred related general and administrative expenses of approximately $322,000 for the six months ended October 31, 2007.

Chinese and Animal Medicines

         For the six months ended October 31, 2007, revenues from our Chinese and animal medicine segment increased $839,261, or approximately 24%, from the comparable period in fiscal 2007. During this period, revenues from this segment represented approximately 44% of our total net revenues as compared to approximately 45% for the six months ended October 31, 2006. Within this segment, net revenues related to our traditional Chinese medicine products were $2,330,289 for the six months ended October 31, 2007 as compared to $1,878,193 for the six months ended October 31, 2006, an increase of $452,096 or approximately 24%, and net revenues related to our veterinary medicine products were $1,988,522 for the six months ended October 31, 2007 as compared to $1,601,357 for the six months ended October 31, 2006, an increase of $387,165 or approximately 24%. While we expect revenues from the segment to increase, we expect the percentage of our revenues from this segment as a portion of our overall revenues will decrease as we continue to emphasize our stevioside segment.

         For the six months ended October 31, 2007 cost of revenues in our Chinese and animal medicine segment was $2,750,086, or approximately 64% of net revenues, as compared to $2,291,657, or approximately 66% of net revenues, for the six months ended October 31, 2006. As a percentage, cost of revenues decreased primarily due to two factors; the substitution of certain ingredients with less expensive alternatives and production efficiencies. Our gross profit in this segment was $1,568,725, an increase of $380,832, or approximately 32%, from our gross profit of $1,187,893 for this segment in the six months ended October 31, 2006.

         For the six months ended October 31, 2007 operating expenses associated with our Chinese and animal medicine segment were $794,203 as compared to $648,713 for the six months ended October 31, 2006, an increase of $145,490, or approximately 22%. This increase was primarily attributable to the 24% increase in revenues between the periods. We expect operating expenses related to this segment to remain consistent with historical levels.

Corporate and Other

         We incur various operating expenses at the corporate level related to legal, auditing, and other professional business consultants. For the six months ended October 31, 2007 these expenses decreased $144,585, or approximately a 26% decrease from the comparable period in fiscal 2007.

TOTAL OTHER INCOME

         For the six months ended October 31, 2007, we reported total other income of $32,841 as compared to $41,804 for the six months ended October 31, 2006, a decrease of $8,963. Other income for the six months ended October 31, 2007 reflects income recognized in our Chinese and animal medicines segment. Other income reflected the excess accrual of value added taxes on certain of our animal medicine products which may or may not be subject to value added taxes. Prior to receipt of an official notice from the tax authority, we accrued value added taxes for this segment. Upon notification, the excess accruals, if any, are recorded as other income. For the six months ended October 31, 2007, we have not recorded an accrual for value added taxes, since we received the notification from the tax authority.

         For the six months ended October 31, 2007, interest income totaled $31,775 as compared to of $44,060 for the six months ended October 31, 2006, a decrease of $12,285. Interest income for the six months ended October 31, 2007 and October 31, 2006 reflected interest on our decreased cash position held in bank deposits between the periods.

NET INCOME (LOSS), OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

         We reported net income of $487,511 for the six months ended October 31, 2007 as compared to net income of $477,168 for the six months ended October 31, 2006. The change reflects our increased revenues and increased gross profit margins as compared to the six months ended October 31, 2006, offset by an increase in general administration expenses at the corporate level and increased selling expenses, primarily due to our stevioside segment.

         For the six months ended October 31, 2007 we reported other comprehensive income of $719,320, an increase of $467,772, or approximately 186%, as compared to the six months ended October 31, 2006. Other comprehensive income represents an unrealized gain on foreign currency translation and is a non-cash item. As described elsewhere in this report, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between April 30, 2007, our fiscal year end and October 31, 2007:

                                         OCTOBER 31, 2007                    $ INCREASE      % INCREASE
                                           (UNAUDITED)     APRIL 30, 2007     /DECREASE       /DECREASE
                                           -----------      -----------      -----------     ----------
Working capital .....................      $10,782,167      $ 9,189,464      $ 1,592,703           17 %
                                           ===========      ===========      ===========

Cash ................................      $ 4,744,906      $ 6,687,222      $(1,942,316)         (29)%
Accounts receivable, net ............        3,167,516        2,854,681          312,835           11 %
Inventories, net ....................        5,703,956        2,821,507        2,882,449          102 %
Prepaid expenses and other assets ...          764,215          765,265           (1,050)           - %
                                           -----------      -----------      -----------

Total current assets ................       14,380,593       13,128,675        1,251,918           10 %
Property and equipment, net .........       13,770,126       13,190,693          579,433            4 %
                                           -----------      -----------      -----------     ----------
Total Assets ........................      $28,150,719      $26,319,368      $ 1,831,351            7 %
                                           -----------      -----------      -----------     ----------

Accounts payable and accrued expenses      $ 3,135,855      $ 3,922,019      $  (786,164)         (20)%
Advances from customers .............           31,221           17,192           14,029           81 %
Due to related party ................          431,350                -          431,350            - %
Total current liabilities ...........        3,598,426        3,939,211         (340,785)          (9)%
Other payables ......................          144,186          139,531            4,655            3 %
                                           -----------      -----------      -----------     ----------
Total liabilities ...................      $ 3,742,612      $ 4,078,742      $  (336,130)          (8)%
                                           -----------      -----------      -----------     ----------

         At October 31, 2007, we had working capital of $10,782,167 and cash and cash equivalents of $4,744,906. Our cash position by geographic area is as follows:

         United States .       $  327,136
         Canada ........            7,375
         China .........        4,410,395
                               ----------
              Total ....       $4,744,906
                               ==========

         At October 31, 2007 we had accounts receivable of $3,167,516 (net of allowance for doubtful accounts of $168,450). Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, decreased $192,428 from April 30, 2007. Of the total allowance for doubtful accounts of $168,450 as of October 31, 2007, approximately $26,384 is related to our stevioside and approximately $142,066 is related to our Chinese and animal medicine segment. We may, however, collect all or a portion of these doubtful accounts.

         At October 31, 2007 inventories, net of reserve for obsolete inventory, totaled $5,703,956, an increase of $2,882,449 as compared to inventories of $2,821,507 at April 30, 2007. Typically we increase our inventory level of stevia leaves during the harvest season and we have also reserved adequate stevia leaves for our increased production capacity of stevioside. We believe current inventory levels will be maintained at approximately present levels for the remainder of the fiscal year.

         Prepaid expenses and other current assets remained relatively stable, totaling $764,215 at October 31, 2007 as compared to $765,265 at April 30, 2007, a decrease of $1,050. Of the total prepaid expenses and other current assets of $764,215 at October 31, 2007, $407,903 is related to veterinary medicine, $304,986 is related to stevioside and $51,326 is related to traditional Chinese medicine.

         At October 31, 2007 we reported property and equipment, net of accumulated depreciation, of $13,770,126 as compared to $13,190,693, a slight increase from April 30, 2007. This increase reflects investments made during the year in buildings and equipment.

         At October 31, 2007 we reflect $3,135,855 of accounts payable and accrued expenses, an decrease of approximately 20% from April 30, 2007 and includes accounts payable and accrued expenses of $2,947,707 and accrued salaries and benefits of $188,148, which reflects timing of payments. Of the accounts payable and accrued expenses of $3,135,855 at October 31, 2007 approximately $1,941,420 relates to our stevioside segment and approximately $1,194,435 is related to our Chinese and animal medicine segment The decrease at October 31, 2007 from April 30, 2007 reflects payments of balances due made in the ordinary course of business.

         At October 31, 2007 held cash of $4,744,906 as compared to cash of $6,687,222 at April 30, 2007, a decrease of $1,942,316. During the six months ended October 31, 2007 net cash used in operating activities was $2,332,129, net cash used in investing activities was $607,272, net cash provided by financing activities was $713,153 and the effect of prevailing exchange rate on cash of $283,933.

         Net cash used in operating activities increased to $2,332,129 for the six months ended October 31, 2007 as compared to $907,368 for the six months ended October 31, 2006, an increase of $1,341,630. For the six months ended October 31, 2007, we used $2,882,449 to fund increases in inventory, $784,857 to reduce accounts payable and accrued expenses and $120,407 in increased levels of accounts receivable. These uses were offset by a reduction in prepaid expenses and other current assets of $1,050 and an advance from related parties of $430,043. Comparatively during the six months ended October 31, 2006, we used cash of $907,368 in operating activities primarily to fund increases in inventory and accounts receivable of $1,814,339 and $224,357, respectively. These uses were offset to a certain extent by increases in accounts payable of $158,142 and prepaid expenses of $94,244.

         Net cash used in investing activities was $607,272 for the six months ended October 31, 2007 as compared to $12,861 during the six months ended October 31, 2006. During the six months ended October 31, 2007 we made capital expenditures of $810,882 primarily related to construction of a new stevia facility. During the six months ended October 31, 2006, we incurred limited expenses related to equipment upgrades.

         Net cash provided by financing activities was $713,153 for the six months ended October 31, 2007 as compared to $2,429,600 for the six months ended October 31, 2006. During the six months ended October 31, 2007 we received $713,153 from the exercise of warrants as compared to $12,500 during the comparable period in fiscal 2007. During the first half of fiscal 2006 we also received $720,000 from the proceeds of a short-term loan. The proceeds of the loan, which was made by a shareholder of our company, was used by us for working capital, did not bear interest, was unsecured and was due on demand. This loan was repaid in August 2006.

         We currently have no material commitments for capital expenditures. In connection with our annual report for our fiscal year ending April 30, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002. We anticipate, however, that as substantially all of our operations are located in the PRC the costs associated with such a consultant could be significant.

         During the balance of fiscal 2008 we may seek to raise additional working capital to further augment our cash position and to provide additional funds for marketing and distribution as we seek to bring distribution of stevioside to North American markets. We do not have any firm commitments for any additional capital and there are no assurances we will obtain a commitment upon terms and conditions which are acceptable to us.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of October 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

         There have been no changes in our internal control over financial reporting during our last two fiscal quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 3A(T). CONTROLS AND PROCEDURES

         Please refer to Item 3 above for:

                  (i) a description of the conclusions of our principal executive and principal financial officers, or persons performing similar functions, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-5(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act; and

                  (ii) a report of management on the small business issuer's internal control over financial reporting; as well as changes in our internal control over financial reporting identified in connection with its evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         In addition, this quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

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

                                      SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: December 14, 2007              By: /s/ Dongdong Lin
                                          ----------------
                                          Dongdong Lin,
                                          CEO, Principal Executive Officer