Form 10QSB
period 2008-01-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2008-03-17
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly report ended January 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At March 14, 2008 there were 87,006,936 shares of the registrant's common stock issued and outstanding.

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

                           OTHER PERTINENT INFORMATION

         When used in this report, the terms:

         o "Sunwin," "we," "us" and the Company refers to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and our subsidiaries,
         o "Sunwin Tech" refers to our subsidiary Sunwin Tech Group, Inc., a Florida corporation,
         o "Qufu" refers to our subsidiary Qufu Natural Green Engineering Co., Ltd., a PRC company,
         o "Shengya Veterinary Medicine" refers to Qufu's subsidiary Shengya Veterinary Medicine Co., Ltd. a PRC company formerly known as Shangong Qufu Veterinary Medicine Plant,
         o "Shengyuan Herb Extraction" refers to Qufu's subsidiary Shengyuan Herb Extraction Co., Ltd., a PRC company,
         o "Qufu Chinese Medicine" refers to Qufu's subsidiary Qufu Chinese Medicine Factory, a PRC company,
         o "Sunwin Stevia International" refers to our subsidiary Sunwin Stevia International Corp., a Florida corporation, which does business as "Sunwin USA,"
         o "Sunwin California" refers to our subsidiary Sunwin California, Inc., a California corporation, and
         o "Sunwin Canada" refers to our subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED JANUARY 31, 2008
                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet
              January 31, 2008(Unaudited) ................................     4

     Consolidated Statements of Operations (Unaudited)
              For the Three Months and Nine Months Ended January 31, 2008
              and 2007 ...................................................     5

     Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended January 31, 2008 and 2007 ........     6

     Notes to Consolidated Financial Statements ..........................  7-14

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................. 15-25

     Item 3 - Controls and Procedures ....................................    26

     Item 3A(T) - Controls and Procedures ................................    27


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ..........................................    28

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     28

     Item 3 - Default Upon Senior Securities .............................    28

     Item 4 - Submission of Matters to a Vote of Security Holders ........    28

     Item 5 - Other Information ..........................................    28

     Item 6 - Exhibits ...................................................    28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2008
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................   $  5,438,733
  Accounts receivable (net of allowance for doubtful accounts
   of $227,040) ................................................      3,556,321
  Inventories, net .............................................      5,896,593
  Prepaid expenses and other assets ............................        891,708
                                                                   ------------
    Total Current Assets .......................................     15,783,355

PROPERTY AND EQUIPMENT (net of accumulated depreciation
 of $3,506,366) ................................................     13,966,909
                                                                   ------------

    Total Assets ...............................................   $ 29,750,264
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................   $  2,991,180
  Advances from customers ......................................         43,353
  Due to related party .........................................        442,927
                                                                   ------------
    Total Current Liabilities ..................................      3,477,460

OTHER PAYABLES .................................................        149,796
                                                                   ------------
    Total Liabilities ..........................................      3,627,256
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
    No shares issued and outstanding) ..........................              -
  Common stock ($.001 Par Value; 200,000,000 shares authorized;
    87,006,936 shares issued and outstanding) ..................         87,007
  Additional paid-in capital ...................................     17,568,113
  Retained earnings ............................................      7,443,797
  Deferred compensation ........................................     (1,063,932)
  Subscription receivable ......................................       (372,900)
  Other comprehensive income - foreign currency ................      2,460,923
                                                                   ------------
    Total Stockholders' Equity .................................     26,123,008
                                                                   ------------

    Total Liabilities and Stockholders' Equity .................   $ 29,750,264
                                                                   ============

            See notes to consolidated condensed financial statements

                     SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                               For the Three Months           For the Nine Months
                                                 Ended January 31,              Ended January 31,
                                            --------------------------    --------------------------
                                               2008           2007            2008           2007
                                            -----------    -----------    -----------    -----------
NET REVENUES ...........................    $ 6,612,487    $ 3,798,352    $16,513,913    $11,562,948
COST OF REVENUES .......................      4,841,829      2,850,491     11,936,500      8,518,605
                                            -----------    -----------    -----------    -----------

GROSS PROFIT ...........................      1,770,658        947,861      4,577,413      3,044,343

OPERATING EXPENSES:
   Stock based consulting expense ......        123,748        128,848        371,244        414,693
   Selling expenses ....................        627,361        409,436      2,026,164      1,314,792
   General and administrative ..........        399,656        360,103      1,105,442        830,020
                                            -----------    -----------    -----------    -----------

     Total Operating Expenses ..........      1,150,765        898,387      3,502,850      2,559,505
                                            -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS .................        619,893         49,474      1,074,563        484,838

OTHER INCOME (EXPENSE):
   Other income (expense) ..............             60         10,626          1,126          8,370
   Interest income .....................         12,993         13,826         44,768         57,886
                                            -----------    -----------    -----------    -----------

     Total Other Income ................         13,053         24,452         45,894         66,256
                                            -----------    -----------    -----------    -----------

NET INCOME .............................        632,946         73,926      1,120,457        551,094
                                            -----------    -----------    -----------    -----------

OTHER COMPREHENSIVE INCOME:
   Unrealized gain foreign currency
   translation .........................        958,207        418,076      1,677,527        669,624
                                            -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME ...................    $ 1,591,153    $   492,002    $ 2,797,984    $ 1,220,718
                                            ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE - BASIC AND
DILUTED:
   Net income per common share - basic
                                            $      0.01    $      0.00    $      0.01    $      0.01
                                            ===========    ===========    ===========    ===========

   Net income per common share - diluted
                                            $      0.01    $      0.00    $      0.01    $      0.01
                                            ===========    ===========    ===========    ===========

   Weighted Common Shares Outstanding -
   Basic ...............................     87,006,936     73,942,276     86,845,567     73,941,003
                                            ===========    ===========    ===========    ===========

   Weighted Common Shares Outstanding -
   diluted .............................     87,006,936     73,942,276     86,845,567     73,941,003
                                            ===========    ===========    ===========    ===========

                      See notes to consolidated condensed financial statements

                                                - 5 -

                SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                                  For the Nine Months Ended
                                                                         January 31,
                                                                 --------------------------
                                                                     2008           2007
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ................................................   $ 1,120,457    $   551,094
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Depreciation expense ....................................       774,154        448,064
     Stock based consulting and fees .........................       371,244        414,694
     Allowance for doubtful accounts .........................      (133,838)      (100,496)
   Changes in assets and liabilities:
     Accounts receivable .....................................      (567,802)      (150,150)
     Inventories .............................................    (3,075,086)    (2,430,826)
     Prepaid expenses and other current assets ...............      (126,443)       (13,946)
     Due to related parties ..................................       441,620         (7,459)
     Accounts payable and accrued expenses ...................      (929,531)        70,698
     Advances to customers ...................................        26,161        (38,505)
                                                                 -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES ........................    (2,099,064)    (1,256,832)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ......................................      (593,303)       (36,181)
                                                                 -----------    -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES ..................      (593,303)       (36,181)
                                                                 -----------    -----------
NET CASH FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options/warrants ..........       713,153         12,500
   Proceeds from subscription receivable .....................             -      3,077,100
   Proceeds from short term loan .............................       150,000        720,000
   Payments on short term loan ...............................      (150,000)      (263,294)
   Payments on loans payable .................................             -       (720,000)
                                                                 -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ....................       713,153      2,826,306
                                                                 -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH ..............................       730,725        185,158
                                                                 -----------    -----------

NET (DECREASE)INCREASE IN CASH ...............................    (1,248,489)     1,718,451

CASH - beginning of year .....................................     6,687,222      5,433,691
                                                                 -----------    -----------

CASH - end of period .........................................   $ 5,438,733    $ 7,152,142
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ....................................   $         -    $    12,122
                                                                 ===========    ===========

                 See notes to consolidated condensed financial statements.

                                           - 6 -

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended April 30, 2007 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended and nine months ended January 31, 2008 are not necessarily indicative of the results for the full fiscal year ending April 30, 2008.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. Actual results could differ from those estimates. Significant estimates in fiscal 2008 and 2007 include the allowance for doubtful accounts, the reserve for obsolete inventory and the useful life of property, plant and equipment.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per common share for the three months ended and nine months ended January 31, 2008 and 2007 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." At January 31, 2008, there were warrants to purchase 9,696,590 shares of common stock, which could potentially dilute future earnings per share.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES FROM CUSTOMERS

Advances from customers at January 31, 2008 of $43,353 consist of prepayments to the Company for merchandise that had not yet been shipped to the customer. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)

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

The reporting currency for the Company is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at January 31, 2008 and 2007 were $730,725 and $185,158, respectively.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company follows the guidelines of Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended and nine months ended January 31, 2008 and 2007 included net income and foreign currency translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States, China and Canada. As of January 31, 2008, bank deposits in the United States exceeded federally insured limits by $158,079. At January 31, 2008, the Company maintained cash balances of approximately $5,174,859, in China bank deposits, which are not insured, $258,079 in the United States and $5,795 in Canada. The Company has not experienced any losses in such accounts through January 31, 2008. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce potential credit risk.

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

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)

NOTE 2 - INVENTORIES

At January 31, 2008, inventories consisted of the following:

         Raw materials ...............................     $ 4,294,603
         Finished goods ..............................       1,672,544
                                                           -----------
                                                             5,967,147
         Less: reserve for obsolete inventory ........         (70,554)
                                                           -----------
         Inventories, net ............................     $ 5,896,593
                                                           ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

The Company pays management fees to Shandong Shengwang Group Corporation ("Group Corporation"). The management fees, which are included in general and administrative expenses totaled $144,337 and $144,337 for the nine months ended January 31, 2008 and 2007, respectively. At January 31, 2008, the Company owed Group Corporation $1,297 for management fees.

During the second fiscal quarter, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of the Company. The loan bears no interest, is unsecured and is due on demand.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at January 31, 2008 were $891,708, which includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. The Company will recognize the prepayment as inventory or expense as suppliers make delivery of goods or provide service, in compliance with its accounting policy.

NOTE 5 - LOAN PAYABLE

During the current fiscal year, the Company entered into a loan payable agreement for $150,000 with one of our shareholders. The loan did not bear interest, was due on demand, and was unsecured. This loan was repaid in full in August 2007.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS EQUITY

COMMON STOCK

For the nine months ended January 31, 2008 and 2007, amortization of stock based compensation amounted to $371,245 and $414,694, respectively.

COMMON STOCK PURCHASE WARRANTS

During the second fiscal quarter ended October 31, 2007, the Company issued 1,097,160 shares of common stock in connection with the exercise of common stock warrants for net proceeds of $713,154. These warrants were exercised at $0.65 per share.

A summary of the changes of the Company's outstanding stock warrants granted for the nine months ended January 31, 2008 and changes during the periods are as follows:

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
                                              ==========             =====

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the nine month periods ended January 31, 2008 and 2007, the Company operated in two reportable business segments - (1) the sale of traditional Chinese medicine, 100 percent herbal medicine, neutraceutical products, and animal medicines prepared from 100% herbal ingredients and (2) sale of natural sweetener, stevioside. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the nine months ended January 31, 2008 and 2007 is as follows:

Nine Months Ended January 31, 2008(Unaudited):

                                 Chinese and       Natural
                                   Animal         Sweetener      Corporate
                                  Medicines     (stevioside)     and Other     Consolidated
                                ------------    ------------   ------------    ------------
Net Revenues ................   $  7,190,565    $  9,323,348   $          -    $ 16,513,913
Interest expense (income) ...        (80,561)         36,151           (358)        (44,768)
Depreciation and amortization        379,318         394,837              -         774,155
Net income...................      1,315,517         394,572       (589,632)      1,120,457
Long-lived asset expenditures        593,303               -              -         593,303
Segment Assets ..............   $ 10,866,056    $ 18,560,662   $    323,546    $ 29,750,264

Nine Months Ended January 31, 2007(Unaudited):

                                 Chinese and       Natural
                                   Animal         Sweetener      Corporate
                                  Medicines     (stevioside)     and Other     Consolidated
                                ------------    ------------   ------------    ------------
Net Revenues ................   $  5,307,396    $  6,243,196   $     12,356    $ 11,562,948
Interest income .............          3,388          52,644          1,854          57,886
Depreciation and amortization        219,541         228,523              -         448,064
Net income ..................        688,428         649,773       (787,107)        551,094
Long-lived asset expenditures         36,181               -              -          36,181
Segment Assets ..............   $ 10,226,575    $  9,427,275   $    850,427    $ 20,504,277

NOTE 8 - OPERATING RISKS

(a) Country risk

While the Company has achieved limited sales in the United States following the launch of our OnlySweet(TM) sweetener during the current fiscal year, our revenues are mainly derived from sale of stevioside, herbs and veterinary products in the PRC. The Company hopes to significantly expand its operations to countries outside the PRC, however, there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)

NOTE 8 - OPERATING RISKS (CONTINUED)

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

(f) Performance of subsidiaries risk

Currently substantially all of the Company's revenues are derived via the operations of Qufu and Sunwin Stevia International and their subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the subsidiary companies include the fact that Qufu and Sunwin Stevia and all of their subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS IF FINANCIAL CONDITION and RESULTS of OPERATIONS

         The following analysis of our consolidated financial condition and results of operations for the nine months ended January 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this quarterly report on Form 10-QSB for the nine months ended January 31, 2008.

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

         The majority of our revenues, approximately 56%, are derived from our stevioside product. Our principal customers for this product are located in Asia, primarily China and Japan where stevioside is approved for use as both a food additive as well as a nutritional supplement. China has emerged as the world's largest producer of stevioside, with volume exceeding 80% of the world's supply. We believe that we are one of the top three stevioside manufacturers in China.

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

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside in Western countries, we face competition in the PRC in the manufacture and sale of stevioside. There are approximately 30 stevioside manufacturers in China, with approximately 10 companies operating on a continuous basis. In an effort to increase our competitive position in the PRC, in December 2005, we completed the upgrade of our current stevioside production facility. This facility has a production capacity of 300 tons of stevioside per year. In March 2007 we completed the construction of a second stevioside manufacturing facility. The new facility is located in Shuyuan Economic Zone of Qufu City, Shangdong Province. We invested approximately $8,450,000 in buildings and equipment for the new facility. The construction of the facility commenced in August 2006 and between March 2007 and June 2007 the facility underwent a trial production test. The new facility commenced full operations in July 2007. The new stevioside manufacturing facilities are capable of producing an additional 300 tons of stevioside per year, increasing our total annual capacity to 600 tons. The additional production is being marketed to consumers in China, Japan, South Korea, and other Far Eastern countries such as Singapore, Malaysia, Thailand, and India.

         Our other product groups also operate in highly competitive environments. We estimate there are more than 5,000 companies in China selling animal medicines and more than 200 companies in China that produce traditional Chinese medicines and extracts and refined chemical products. The sale of our products in these two product groups are concentrated on domestic customers therefore our ability to expand our revenues in these product groups are limited to a certain extent by economic conditions in the PRC. For a period in 2006, revenues generated from sales of traditional Chinese medicine products and animal medicine products decreased due to reduced demand for animal medicine products as a result of heightened health standards which the Chinese government instituted in 2006 in response to increased reports of the avian flu which caused a decline in the demand for animal medicine products in the market. One such measure mandated that farmers and breeders euthanize livestock upon confirmation of avian flu symptoms. This policy has had an effect on our sales for fiscal 2008, although our net revenues from the sales of animal products and traditional Chinese medicines have increased approximately 35% from the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007. We believe this increase was due, in part, to PRC-based farmers and breeders having increased their livestock population. We expect as livestock populations return to normal levels, and our sales from these two segments continue to grow absent any new outbreaks of avian flu or any other infectious diseases which could result in the Chinese government once again ordering the euthanasia of certain livestock.

         In addition, since we are dependent upon raw materials which are harvested and farmed, our ability to produce our products and compete in our markets is also subject to risks inherent in farming including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Finally, our ability to expand our revenues from the sale of stevioside, including our OnlySweet(TM) product, is further limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of stevioside may, however, be marketed and sold as a nutritional supplement.

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

FOREIGN EXCHANGE CONSIDERATIONS

         Since revenues from our operations in the PRC accounted for substantially all of our net revenues for the nine months ended January 31, 2008 and 2007, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52,"Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

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

         The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The translation adjustment and effect of exchange rate changes on cash for the nine months ended January 31, 2008 and 2007 was $730,725 and $185,158, respectively. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, China raised the value of the Renminbi by 2.1% and promised to allow it to float more freely.

         If any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected. A significant decline in the value of the US dollar against the Renminbi could, and probably will, increase the costs associated with our recently launched marketing program in the United States relating to our OneSweet(TM) natural sweetener.

         At January 31, 2008 we held cash of $5,795 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian Dollar. We periodically evaluate the credit quality of the financial institutions at which it holds deposits. The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the period presented.

         As a result of the currency translation adjustments, we reported an unrealized gain on foreign currency translation of $1,677,527 and $ 669,624 for the nine months ended January 31, 2008 and 2007 respectively. This non-cash item had effect of significantly increasing our comprehensive income for those periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for financial statements for fiscal years beginning after November 15, 2007, however, earlier application is permitted. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

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

RESULTS OF OPERATIONS

         The following table provides certain comparative information on our results of operations for the nine months ended January 31, 2008 and the nine months ended January 31, 2007.

                                     NINE MONTHS ENDED JANUARY 31,
                                     -----------------------------         $               %
                                          2008            2007         DIFFERENCE      DIFFERENCE
                                      -----------     -----------     -----------      ----------
Net Revenues ....................     $16,513,913     $11,562,948     $ 4,950,965         43 %

Cost of Revenues ................      11,936,500       8,518,605       3,417,895         40 %
                                      -----------     -----------     -----------      ----------
Gross Profit ....................       4,577,413       3,044,343       1,533,070         50 %

Operating Expenses:
   Stock based consulting expense         371,244         414,693         (43,449)       (10)%
   Selling Expenses .............       2,026,164       1,314,792         711,372         54 %
   General and Administrative ...       1,105,442         830,020         275,422         33 %
                                      -----------     -----------     -----------      ----------
Total operating Expenses ........       3,502,850       2,559,505         943,345         37 %
                                      -----------     -----------     -----------      ----------
Income from operations ..........       1,074,563         484,838         589,725        122 %

Other income (expense) ..........          45,894          66,256         (20,362)       (31)%
                                      -----------     -----------     -----------      ----------
Net income ......................       1,120,457         551,094         569,363         103 %

Other comprehensive income ......       1,677,527         669,624       1,007,903         151 %
                                      -----------     -----------     -----------      ----------
Comprehensive Income ............     $ 2,797,984     $ 1,220,718     $ 1,577,266         129 %
                                      ===========     ===========     ===========      ==========

Other key indicators:

                                                 NINE MONTHS ENDED JANUARY 31,
                                      -------------------------------------------------
                                       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
(ALL FIGURES ARE AS A PERCENTAGE                         CHINESE AND
        OF NET REVENUES)               STEVIOSIDE      ANIMAL MEDICINE        TOTAL
---------------------------------     -------------  -------------------  -------------
                                      2008     2007     2008     2007     2008     2007
                                      ----     ----     ----     ----     ----     ----
Cost of Revenues ................      78%      79%      65%      67%      72%      74%
Selling Expenses ................       8%       5%      16%      15%      12%      11%
General & Administrative Expenses       4%       6%       3%       5%       7%       7%
Total Operating Expenses ........      17%      17%      18%      13%      21%      22%

REVENUES, COST OF REVENUES, OPERATING EXPENSES

Overall

         For the nine months ended January 31, 2008, our total net revenues increased $4,950,965 or approximately 43% from the comparable period of the preceding fiscal year. We attribute our overall increase in net revenues to increases in sales from both our natural sweetener (stevioside) segment and our Chinese and animal medicines segment during the nine months ended January 31, 2008 as compared to the same period of the preceding fiscal year.

         For the nine months ended January 31, 2008, cost of revenues as a percentage of net revenues decreased approximately 2%. This decrease is attributable to a decrease in the cost of certain raw materials in each of our operating segments as described later in this section. As a result of the increased level of sales as well as the slight improvement in margins, our gross profit for the nine months ended January 31, 2008 increased $1,533,070, or approximately 50%, from the nine months ended January 31, 2007.

         For the nine months ended January 31, 2008 total operating expenses increased $943,345, or approximately 37% over the same period of the preceding year. Total operating expenses increased primarily as a result the overall increase in sales levels and increased expenditures related to our stevioside segment as described below.

         The following is information on revenues, cost of revenues, gross profit, operating expenses, and operating income for each of our segments:

                                                         NINE MONTHS ENDED JANUARY 31,
                  --------------------------------------------------------------------------------------------------
                       (UNAUDITED)               (UNAUDITED)             (UNAUDITED)              (UNAUDITED)
                                                  CHINESE &               CORPORATE
                        STEVIOSIDE            ANIMAL MEDICINE              & OTHER                    TOTAL
                  ----------------------  ----------------------  -----------------------   ------------------------
                     2008        2007        2008        2007        2008         2007         2008         2007
                  ----------  ----------  ----------  ----------  ----------   ----------   -----------  -----------
Revenues .......  $9,323,348  $6,243,196  $7,190,565  $5,307,396  $        -   $   12,356   $16,513,913  $11,562,948

Cost of Revenues   7,291,253   4,952,494   4,645,247   3,566,111           -            -    11,936,500    8,518,605
                  ----------  ----------  ----------  ----------  ----------   ----------   -----------  ----------

Gross Profit ...   2,032,095   1,290,702   2,545,318   1,741,285           -       12,356     4,577,413    3,044,343

Total Operating
 Expenses ......   1,600,490   1,063,742   1,312,320     693,259     590,040      802,504     3,502,850    2,559,505
                  ----------  ----------  ----------  ----------  ----------   ----------   -----------   ----------

Total Income
 (Loss) from
 Operations ....  $  431,605  $  226,960  $1,232,998  $1,048,026  $ (590,040)  $ (790,148)  $ 1,074,563  $   484,838
                  ==========  ==========  ==========  ==========  ==========   ==========   ===========  ===========

Natural Sweetener (Stevioside)

         For the nine months ended January 31, 2008, revenues from our stevioside segment increased $3,080,152 or approximately 49% over the same period of the preceding year. During this period, revenues from this segment represented approximately 56% of our total net revenues as compared to approximately 54% for the nine months ended January 31, 2007. We attribute the increase in the net revenues from this segment from the comparable period in fiscal 2007 to increased sales efforts in the PRC and, in part, to our Sunwin Stevia International subsidiary, which represented $440,604 of net revenues from the sale of our OnlySweet(TM) products launched in North America during the current fiscal year. We believe the market for stevioside remains strong as we continue to witness growing demand from consumers globally.

         For the nine months ended January 31, 2008, cost of revenues related to our stevioside segment were approximately 78%, remaining relatively constant from the same period of the preceding fiscal year. Local farmers have increased production of stevia leaves in response to growing demand. As a result the supply of stevia leaves has increased and the price of the leaves has stabilized. Furthermore, due to the increased supply, we ceased our policy of contracting local farmers to grow stevia leaves for our designated production. As a result of increased revenues in this segment, our gross profit in this segment increased $741,393, or approximately 57% from the comparable period in fiscal 2007.

         For the nine months ended January 31, 2008, operating expenses for our stevioside segment increased $536,748, or approximately 50%. This increase is primarily attributable to the 49% overall increase in sales in this segment as well as additional expenses incurred as we promote our proprietary line of stevioside marketed under the name OnlySweet(TM).

         We continue to place emphasis on the expansion of sales of stevioside, in China and other parts of Asia as well as in North America. We also anticipate that revenues from OnlySweet(TM) will increase in fiscal 2008 as we continue to expand the distribution of that product. As a result of the completion of additional manufacturing facilities, which fully commenced operations in July 2007, we now have an aggregate production capacity of 600 tons per annum which we anticipate will be sufficient to meet demand for the balance of fiscal 2008. We anticipate our additional production capacity will be marketed to consumers in China, Japan, South Korea, and other Far East countries such as Singapore, Malaysia, Thailand, and India. During the nine months ended January 31, 2008, we manufactured approximately 295 tons of stevioside, and resold an additional 29 tons of stevioside which we purchased from other manufacturers in an effort to meet customer demand as our newly completed facility continues to expand its capacity. Comparatively during the nine months ended January 31, 2007 we manufactured 145 tons and resold an additional 248 tons which we purchased from other manufacturers. As a result of our additional capacity we anticipate we will continue to increase our production of stevioside during the balance of fiscal 2008.

         As we continue to focus on this segment of our business we are dedicated to maximizing our revenues in our stevioside segment. We anticipate operating expenses will continue to increase in future periods as we expand our stevioside operations including increases in marketing expenses. In August 2007, we launched a promotional campaign to help introduce customers to OnlySweet(TM) through in-store floor advertising positioned in the sweetener aisle at approximately 2,000 retail locations. This initiative, recorded as a selling expense, began on August 13, 2007 and continued through October 13, 2007 at a cost of approximately $330,000, which we funded from working capital.

Chinese and Animal Medicines

         For the nine months ended January 31, 2008, revenues from our Chinese and animal medicine segment increased $1,883,169, or approximately 35%, from the comparable period in fiscal 2007. During this period, revenues from this segment represented approximately 44% of our total net revenues as compared to approximately 46% for the nine months ended January 31, 2007. While the overall revenues for this segment increased in the fiscal 2008 period from the fiscal 2007 period, as a result of the significant increases in revenues from the natural sweetener (stevioside) segment discussed earlier, the overall impact on our net revenues of revenues from our Chinese and animal segment was diminished. Within our Chinese and animal medicines segment, net revenues related to our traditional Chinese medicine products were $3,977,935 for the nine months ended January 31, 2008 as compared to $2,837,229 for the nine months ended January 31, 2007, an increase of $1,140,706 or approximately 40%. Revenues related to our animal medicine products were $3,212,629 for the nine months ended January 31, 2008 as compared to $2,470,168 for the nine months ended January 31, 2007, an increase of $742,461 or approximately 30%. While we expect revenues from the segment to increase, we expect the percentage of our revenues from this segment as a portion of our overall revenues will continue to decrease as we continue to emphasize our stevioside segment.

         For the nine months ended January 31, 2008 cost of revenues in our Chinese and animal medicine segment was $4,645,247, or approximately 65% of net revenues for this segment, as compared to $3,566,111, or approximately 67% of net revenues, for the nine months ended January 31, 2007. As a percentage, cost of revenues decreased primarily due to two factors; the substitution of certain ingredients with less expensive alternatives and efficiencies associated with increased production levels in response to increased sales. Our gross profit in this segment was $2,545,318, an increase of $804,033, or approximately 46%, from our gross profit of $1,741,285 for this segment in the nine months ended January 31, 2007.

         For the nine months ended January 31, 2008 operating expenses associated with our Chinese and animal medicine segment were $1,312,320 as compared to $693,259 for the nine months ended January 31, 2007, an increase of $619,061, or approximately 89%. This increase was primarily attributable to the 35% increase in revenues between the periods. We expect operating expenses related to this segment to remain consistent with historical levels.

Corporate and Other

         We incur various operating expenses at the corporate level related to legal, auditing, and other professional business consultants. For the nine months ended January 31, 2008 these expenses decreased $212,464, or approximately 26% from the comparable period in fiscal 2007.

TOTAL OTHER INCOME

         For the nine months ended January 31, 2008, we reported total other income of $45,894 as compared to $66,256 for the nine months ended January 31, 2007, a decrease of $20,362. Other income for the nine months ended January 31, 2008 reflects income recognized in our Chinese and animal medicines segment and is attributable to the excess accrual of value added taxes on certain of our animal medicine products which may or may not be subject to value added taxes. Prior to receipt of an official notice from the tax authority, we accrued value added taxes for this segment. Upon notification, the excess accruals, if any, are recorded as other income. For the nine months ended January 31, 2008, we have not recorded an accrual for value added taxes, since we received the notification from the tax authority.

         For the nine months ended January 31, 2008, interest income totaled $44,768 as compared to of $57,886 for the nine months ended January 31, 2007, a decrease of $13,118. This reduction reflected interest on our decreased cash position held in bank deposits between the periods.

NET INCOME (LOSS), OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

         We reported net income of $1,120,457 for the nine months ended January 31, 2008 as compared to net income of $551,094 for the nine months ended January 31, 2007. The change reflects our increased revenues and increased gross profit margins as compared to the nine months ended January 31, 2007, offset by an increase in general administration expenses at the corporate level and increased selling expenses, primarily due to the overall increase in operational activities in our stevioside segment.

         For the nine months ended January 31, 2008 we reported other comprehensive income of $1,677,527, an increase of $1,007,903, or approximately 151%, as compared to the nine months ended January 31, 2007. Other comprehensive income represents an unrealized gain on foreign currency translation and is a non-cash item. As described elsewhere in this report, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between April 30, 2007, our fiscal year end and January 31, 2008:

                                         January 31, 2007                    $ INCREASE      % INCREASE
                                           (UNAUDITED)     APRIL 30, 2007     /DECREASE       /DECREASE
                                           -----------     --------------    -----------     ----------
Working capital .....................      $12,305,895      $ 9,189,464      $ 3,116,431         34 %
                                           ===========      ===========      ===========     ==========

Cash ................................      $ 5,438,733      $ 6,687,222      $(1,248,489)       (19)%
Accounts receivable, net ............        3,556,321        2,854,681          701,640         25 %
Inventories, net ....................        5,896,593        2,821,507        3,075,086        109 %
Prepaid expenses and other assets ...          891,708          765,265          126,443         17 %
                                           -----------      -----------      -----------     ----------
Total current assets ................       15,783,355       13,128,675        2,654,680         20 %
Property and equipment, net .........       13,966,909       13,190,693          776,216          6 %
                                           -----------      -----------      -----------     ----------
Total Assets ........................      $29,750,264      $26,319,368        3,430,896         13 %
                                           -----------      -----------      -----------     ----------

Accounts payable and accrued expenses      $ 2,991,180      $ 3,922,019      $  (930,839)       (24)%
Advances from customers .............           43,353           17,192           26,161        152 %
Due to related party ................          442,927                -          442,927         N/A
                                           -----------      -----------      -----------     ----------
Total current liabilities ...........        3,477,460        3,939,211         (461,751)       (12)%
Other payables ......................          149,796          139,531           10,265          7 %
                                           -----------      -----------      -----------     ----------
Total liabilities ...................      $ 3,627,256      $ 4,078,742      $  (451,486)        11 %
                                           -----------      -----------      -----------     ----------

         At January 31, 2008, we had working capital of $12,305,895 and cash and cash equivalents of $5,438,733. Our cash position by geographic area is as follows:

         China ...........   $5,174,859
         United States....      258,079
         Canada ..........        5,795
                             ----------
         Total ...........   $5,438,733
                             ==========

         At January 31, 2008 we had accounts receivable of $3,556,321 (net of allowance for doubtful accounts of $227,040. Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, decreased $133,838 from April 30, 2007. Of the total allowance for doubtful accounts of $227,040 as of January 31, 2008, approximately $24,193 is related to our stevioside and approximately $202,847 is related to our Chinese and animal medicine segment. We may, however, collect all or a portion of these doubtful accounts.

         At January 31, 2008 inventories, net of reserve for obsolete inventory, totaled $5,896,593, an increase of $3,075,086 as compared to inventories of $2,821,507 at April 30, 2007. Typically we increase our inventory level of stevia leaves during the harvest season, which runs from August through October, and we have also reserved adequate stevia leaves for our increased production capacity of stevioside. We believe current inventory levels will be maintained at approximately present levels for the remainder of the fiscal year.

         Prepaid expenses and other current assets remained relatively stable, totaling $891,708 at January 31, 2008 as compared to $765,265 at April 30, 2007, an increase of $126,443, or 16% between the periods. This increase was attributable to the overall increase in operations in both segments.

         At January 31, 2008 we reported property and equipment, net of accumulated depreciation, of $13,966,909 as compared to $13,190,693, a 6% increase from April 30, 2007. This increase reflects investments made during the year in buildings and equipment.

         At January 31, 2008 we reflect $2,991,180 of accounts payable and accrued expenses, a decrease of approximately 24% from April 30, 2007 and includes trade accounts payable and accrued expenses of $2,822,125 and accrued salaries and benefits of $169,055, which reflects timing of payments. Of the accounts payable and accrued expenses of $2,991,180 at January 31, 2008 approximately $1,456,715 relates to our stevioside segment with the balance of $1,534,465 relating to our Chinese and animal medicine segment. The decrease at January 31, 2008 from April 30, 2007 reflects payments of balances due made in the ordinary course of business.

         At January 31, 2008, we held cash of $5,438,733 as compared to cash of $6,687,222 at April 30, 2007, a decrease of $1,248,489. During the nine months ended January 31, 2008 net cash used in operating activities totaled $2,099,064, net cash used in investing activities was $593,303, net cash provided by financing activities totaled $713,153 and the effect of prevailing exchange rate on cash of $730,725.

         Net cash used in operating activities increased to $2,099,064 for the nine months ended January 31, 2008 as compared to $1,256,832 for the nine months ended January 31, 2007, an increase of $842,232. For the nine months ended January 31, 2008, we used $3,075,086 to fund increases in inventory, $929,531 to reduce accounts payable and accrued expenses and $567,802 in increased levels of accounts receivable. These uses were offset by an advance from related parties of $441,620. Comparatively during the nine months ended January 31, 2007, we used cash of $1,256,832 in operating activities primarily to fund increases in inventory and accounts receivable of $2,430,826 and $150,150, respectively. These uses were offset to a certain extent by increases in accounts payable of $70,698.

         Net cash used in investing activities totaled $593,303 for the nine months ended January 31, 2008 as compared to $36,181 during the nine months ended January 31, 2007. During the nine months ended January 31, 2008 the bulk of the capital expenditures related to construction and completion of the new Stevia facility. During the nine months ended January 31, 2007, we incurred limited expenses related to equipment upgrades.

         Net cash provided by financing activities was $713,153 for the nine months ended January 31, 2008, and was all attributable to the exercise of warrants, as compared to $2,826,306 for the nine months ended January 31, 2007. During the first nine months of fiscal 2007 we also received $3,077,100 from subscriptions receivables reduced to a certain extent by $263,294 in short-term loan repayments.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of January 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

                                      SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: March 17, 2008                 By: /s/ Dongdong Lin
                                          ----------------
                                          Dongdong Lin,
                                          Chief Executive Officer