Form 10-K
period 2008-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2008-07-29
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 033-10456

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
(Name of registrant as specified in its charter)

NEVADA	56-2416925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 SHENGWANG AVENUE, QUFU, SHANDONG, CHINA	273100
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:	(86) 537-4424999

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH
REGISTERED
NONE	NOT APPLICABLE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value on October 31, 2007 was $31,842,958.

Indicated the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 87,006,936 shares of common stock are issued and outstanding as of July 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made in this report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors”. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report, the terms:

–	“Sunwin”, “we”, “us” and the “Company” refers to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and our subsidiaries,

–	“Sunwin Tech” refers to our wholly owned subsidiary Sunwin Tech Group, Inc., a Florida corporation,

–	“Qufu” refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company,

–	“Shengya Veterinary Medicine” refers to Qufu’s wholly owned subsidiary, Shengya Veterinary Medicine Co., Ltd., a Chinese limited liability company,

–	“Shengyuan Herb Extraction” refers to Qufu’s wholly owned subsidiary Shengyuan Herb Extraction Co., Ltd., a Chinese limited liability company,

–	“Qufu Chinese Medicine” refers to Qufu’s wholly owned subsidiary, Qufu Chinese Medicine Factory, a Chinese limited liability company,

–	“Sunwin Stevia International” refers to our wholly owned subsidiary Sunwin Stevia International Corp., a Florida corporation, which does business as “Sunwin USA”,

–	“Sunwin California” refers to our wholly owned subsidiary Sunwin California, Inc., a California corporation, and

–	“Sunwin Canada” refers to our wholly owned subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation.

We also use the following terms when referring to certain related parties:

–

“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company which is 60% owned by Shandong Shengwang Group Co., Ltd. (“Shandong”). Shandong is owned by Laiwang Zhang, our President and Chairman. On June 30, 2008, our wholly owned subsidiary, Qufu, acquired Shandong’s 60% interest in Qufu Shengwang. “Pharmaceutical Corporation” refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang, our President, Chairman and a principal shareholder of our company, and

–	“Group Corporation” refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang.

The information which appears on our web sites at www.sunwin.biz and www.onlysweet.com is not part of this report.

PART I

ITEM 1.	BUSINESS

          We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (PRC). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

          Our operations are organized into two operating segments related to our product lines:

–	Stevioside - a natural sweetener, and

–	Traditional Chinese medicine formula extracts and veterinary medicines.

          The products manufactured and sold by these operating groups include.

STEVIOSIDE - A NATURAL SWEETENER

          We manufacture and sell stevioside, a 100% natural sweetener which is extracted from the leaves of the stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family. We also purchase and resell finished stevioside products from third party manufacturers. For fiscal 2008 and 2007 revenues from this segment represented approximately 56% and 54% of our total net revenues, respectively.

          We have been engaged in the continuous production of stevioside since 1998. While it is difficult to obtain exact figures, we believe the total worldwide production of stevioside to be approximately 2,000 to 3,000 tons per year. In our estimation China accounted for approximately 1,200 to 1,500 tons of this annual production in 2008. Our present capacity is approximately 500 tons annually following the completion in 2007 of the expansion of our manufacturing facilities.

          We are a member of China Stevioside Sugar Association established in November 1988. This association seeks to harmonize the relationships among other participants in the industry, to promote technological innovation, to supervise quality control, to establish marketing guidelines, to assist the association to set long term goals, industrial policy and technical standards, and to collect information on the domestic and foreign stevioside industry and supply the information to its members.

          The leaves of the stevia rebaudiana plant have been used for centuries to sweeten bitter beverages and to make tea in the plant’s native Paraguay. Stevia is grown commercially in Brazil, Paraguay, Uruguay, Central America, Israel, Thailand and China. The stevia rebaudiana plant was first introduced to China in 1977 and commercial harvesting of stevia started in the mid-1980’s. There are two major species of stevia grown in China; one was cultured by Chinese researchers and another was introduced from Japan. According to the China Stevioside Sugar Association, by 2004 China had grown to be the world’s largest exporting country of stevioside, with a volume exceeding 80% of the overall amount of stevioside produced worldwide. Most stevioside is exported by Chinese manufacturers throughout Asia, primarily to Japan and South Korea.

THE USE OF STEVIOSIDE AND RELATED APPROVALS

          We believe worldwide demand for alternative sweeteners, such as our stevia based products, is increasing at a rate of 15% to 20% per year. While stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives (GB2760), the number of countries in the world which permit the use of stevioside as a food additive is limited. As of the date of this annual report, Japan, Korea, China, Taiwan, Indonesia, Israel, Germany,

Brazil and Paraguay permit the use of stevioside as a sweetener and food additive. In these countries stevioside may be used in a wide variety of consumer products including soft drinks, vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products. However, most Western nations, including the United States, permit the use of stevioside as a dietary supplement only and do not permit the use of stevioside as a food additive.

          While stevioside has been used as a dietary supplement in the U.S. since the mid-1980’s the United States Food and Drug Administration (FDA) has labeled stevioside as an “unsafe food additive”. The FDA’s position is that available toxicological information on stevioside is inadequate to demonstrate its safety as a food additive or to affirm its status as generally recognized as safe (“GRAS”). When sold as a dietary supplement, dietary ingredients, including stevioside, are not subject to the food additive regulations of the FDA.

          Canada and Australia also permit the use of stevioside as a dietary supplement but not as a food additive. Stevia is also not approved for use in the European Union, Singapore or Hong Kong.

          In response to the request by the Scientific Committee on Food of the European Union for more research on the safety of stevioside, in 2003, Professors Jan Geuns of the Laboratory for Functional Biology and Johan Buyse of the Laboratory of Physiology and Immunology of Domestic Animals of the Katholieke Universities Leuven (“K.U. Leuven”) in Belgium set up the European Stevia Research Centre at K.U. Leuven in order to coordinate research on stevia and stevioside. One of the centre’s goals is to develop a European quality label for stevioside which would hopefully lead to the eventual lifting of the European ban on stevioside. The European Stevia Research Centre held the first international symposium on the safety of stevioside in April 2004. Foreign specialists and K.U. Leuven scientists were invited to give an overview of the recent stevioside research. The proceeding of the symposium reached the general conclusion that the use of stevioside as a sweetener is safe. It is presently unknown, however, if or when the European Union will alter its initial findings and determine that the use of stevioside as a food additive is safe for humans. Presently, the U.S., the European Union (“EU”) and Australia, where stevioside is permitted only as a dietary supplement, remain largely inaccessible to producers of stevia-based sweeteners.

          In 2006, a Joint FAO/WHO Expert Committee on Food Additives presented a thorough evaluation of recent experimental studies of stevioside conducted on animals and humans. The committee noted that stevioside has shown evidence of pharmacological effects in patients with hypertension or with type-2 diabetes. However, the committee conceded further research is needed to more fully evaluate the potential health risks or health benefits of stevia.

OUR CUSTOMERS

          We sell stevioside on a wholesale basis to customers primarily located in China and Japan. Our primary target market is domestic food manufacturers and foreign trade companies which export the products from China to Japan, Korea and Southeast Asia. For fiscal 2008, approximately 50% of our total revenues from this segment were represented by sales to domestic food manufacturers while the remaining 50% were represented by sales to foreign trade companies for export. No customer represented more than 10% of our total net revenues from this segment in fiscal 2008 or 2007.

          In June 2007, Qufu entered into a purchase agreement with Qingdao Tariff-Free Zone Sanfenghe Trading Co., Ltd. (“Qingdao”) expiring in August 2008. Under the terms of the agreement, Qufu will provide to Qingdao 120 metric tons of stevioside in accordance with certain specifications at the rate of 10 metric tons per month. Unless either party gives written notification one month before the expiration date; the agreement will automatically extend for another year. The order represents for approximately 40% of the production capacity at our newest stevioside factory.

          In July 2007, we entered into a representation and distributorship agreement with Agra Uluslararasi Ticaret, Ltd. (“Agra”). Under the terms of the agreement, Agra was to be our sole and exclusive representative and distributor in Turkey for all stevia based products. The agreement became effective on October 1, 2007 and initially extended through December 31, 2012. During 2008, we did not generate sales from this agreement due to pending approvals for the use of stevia based products as a dietary supplement from the Turkey government and this agreement was subsequently terminated.

          In an effort to further expand our markets, in February 2006, we formed Sunwin Stevia International to market our OnlySweet™ sweetener in North America.

          OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevia. This product, which renewed Kosher certification in May 2008, is manufactured in the United States using our stevioside at an FDA approved blending facility and sold in boxes of 100 and 200 sachets of one gram each.

          Since June 2007, we have received multiple orders from national and regional grocery chains to carry OnlySweet. For 2008, we reported net revenues of approximately $537,000 from sales of OnlySweet as compared to net revenues of approximately $44,000 in fiscal 2007. Currently, OnlySweet is carried in 3,000 stores in 33 states and is generally displayed in the sweetener aisle with alternative sweeteners. We intend to continue to focus on marketing not only as a zero calorie sweetener alternative, but also on all natural products as a “green” alternative. Natural products are one of the fastest growing segments in the grocery industry.

RAW MATERIALS

          The Shandong Province is a primary harvesting base of stevia leaves as well as the main region for the production of stevioside in China. Prior to fiscal 2007, we routinely entered into harvesting contracts with local farmers to insure sufficient supply of raw materials. Under these agreements, we generally paid the farmers 30% of the contract price in March of each year at the time the seed is planted, and the remaining 70% upon delivery of the leaves.

          Beginning fiscal 2007, we noted that the stevia rebaudiana harvest in China was expanding. This expanded harvest stabilized the supply of stevia leaves and as a result it is no longer common to prepay farmers to harvest stevia to ensure a steady supply. Rather, beginning in fiscal 2007, we now purchase all raw materials directly from the market and pay for the leaves at the time of purchase. Currently the price of stevia leaves is approximately $2,000 per ton, and the price of refined stevioside ranges from approximately $21,000 to $29,000 per ton. Under this new policy, we maintain control over quality by testing the stevia leaves at the time of purchase. Our internal policy is to only purchase stevia leaves with a stevioside content of greater than 12%. We believe there is ample supply of leaves with a stevioside content in excess of 12% available in the market.

MANUFACTURING, EXTRACTION AND PACKAGING; AND RESALE DISTRIBUTION

          We use a traditional extraction technology of a natural “aqueous extraction” process which involves the use of purified water extraction and air dehydration to produce our stevioside. This all natural method results in a pure white stevia crystal, with no brownish coloring. We set our production schedules based on the market demand and our capacity. In 2005, we implemented a new process which enhances the extraction process enabling us to increase the purity of our stevioside which results in a more flavorful product.

          The extraction process for stevioside generally takes seven days. The plant leaves are first dried and then inspected to insure quality leaves are used in the extraction process. We then use a combined process involving a solid/liquid extraction procedure, followed by a liquid/liquid-purifying step that is traditionally used to extract the stevioside from stevia. Once the extraction process has been completed, the final product is ready for packaging and shipment to our customers. We bulk package our stevioside in 10 kilogram packages, two per box. We generally maintain an inventory representing approximately a one month supply of finished product. In fiscal 2008, we increased our inventory levels of stevia leaves as we increase our internal production to maintain a regular production schedule. In fiscal 2008, we manufactured approximately 400 tons of stevioside as compared to approximately 178 tons in fiscal 2007.

          During fiscal 2008, approximately 7% of our total net revenues from this segment were generated from reselling approximately 29 tons of stevioside purchased from third party manufacturers, of which four primary manufacturers supplied us with approximately 21 tons. The resale from our four primary manufacturers accounted for approximately 5% of our total net revenues from this segment. During fiscal 2007, approximately 47% of our total net revenues from this segment were generated from reselling approximately 158 tons of stevioside purchased from third party manufacturers, of which four primary manufacturers supplied us with approximately 122 tons. The significant reduction in our purchase and resale of Stevioside from third parties reflects the completion of our new manufacturing facility and reduced dependence on external sources to meet our customer demands.

          In March 2007, we completed construction of an additional stevioside manufacturing facility located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province. The new facility is located approximately 10 miles from our original stevioside manufacturing facility. We invested approximately $10,324,000 to construct this new facility. Upon completion the new facility went through a trial production test through June 2007 and commenced full operations in July 2007. This new manufacturing facility, which recieved its GMP certification in July 2008, increased our total annual capacity to 500 tons. We anticipate this additional production will be marketed to China, Japan, South Korea, and other Far East countries such as Singapore, Malaysia, Thailand, and India.

VETERINARY MEDICINES AND TRADITIONAL CHINESE MEDICINE FORMULA EXTRACTS

          We also manufacture and sell a comprehensive group of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. For fiscal 2008 and fiscal 2007 this segment represented approximately 43% and approximately 46% of our total net revenues, respectively.

VETERINARY MEDICINES

          We are a leading advocate of preparing animal medicine from Chinese herbs, especially in antiviral and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines made from traditional Chinese medicines or combining traditional Chinese medicine with Western medicine for feed additives, feeds and antibiotics. These products are sold throughout 28 Provinces in China.

          Historically, antibiotics were added to animal feed in an effort to produce healthier animals. However, many scientists now believe this practice can produce some unforeseen and unwanted effects. Some studies indicate antibiotics and chemical compound medicines that are contained in feeds will accumulate in the animal body, and can possibly cause harm to human beings. Penicillin, streptomycin and sulfanilamide medicines often emit allergic and abnormal reactions; aureomycin can lead to allergic reactions; chloromycetin can arouse anti-regenerating anemia, hemoblast reducing, and liver damnification; olaquindox can cause abnormal gene development; and furazolidone can create cancerous cells in animal organisms.

          Many scientists believe incorporating antibiotics into animal feeds could, over a long period of time, convert some bacteria into antibiotic resistant bacteria. Under this assumption, these antibiotic resistant bacteria then spread the antibiotic resistant genes to other sensitive bacteria, generating the resistance to some medicines which then inhibit or prevent the cure of certain diseases that originally could be prevented and cured by such medicines.

          Animal feed additives based upon traditional Chinese medicine are increasingly being regarded as desirable as they lack the drawbacks of chemical compounds, even though these traditional Chinese medicines may not be as potent as chemical compounds in terms of stimulating growth of livestock. Many traditional Chinese medicines have dual functions of nourishment and medicinal, which not only accelerate the sucrose metabolism of the organism and synthesis of the protein and enzyme, but also increase the efficiency of the antibody and the growth of the sex gland. The healthy growth of the sex gland would in turn enhance muscular system development. The traditional Chinese medicines have the effect of sterilizing and resisting the bacteria and adjusting the organism immunity function. As a result of these benefits, many countries are developing and researching natural traditional Chinese medicine feed additives.

          We manufacture and sell all natural polysaccharid and flavonoid extraction compound feed additives. We believe this compound has little or no side effects and can be substituted for antibiotics and chemical compounds often found in animal feeds. We believe our product provides a number of additional benefits, including:

–	Producing safe and healthy animal foods,

–	Reducing fat and cholesterol contents, improving the quality of animal feeds, and in turn improving the taste of livestock and birds,

–	Reducing potential toxicity associated with antibiotic and chemical compounds present in animal feeds,

–	Improving growth of the livestock,

–	Improving the disease-resistance of the animal. We believe the product regulates the intestines which in turn prevent or aids in the resistance to diseases, and

–

Reduced labor cost. The products contain plant active substances such as flavonoid, and multi-hydroxybenzene. The additives serve a binary purpose; restraining the growth of mildew thereby improving the taste of the animal feed and increasing appetite. By increasing the animal’s appetite, the animal feeds in less time thereby reducing labor costs.

          We also sell our brand of CIO2 food disinfectant. ClO2, a chemical employed in both industrial and commercial applications, was developed successfully in 1985. It was regarded as a food disinfector by the European Environmental Protection Unit and the U.S. Environmental Protection Agency and was sanctioned as a food additive by the U.S. Food and Drug Administration. Japan, Australia, and the European countries followed suit and regarded ClO2 as the fourth generation of safe disinfectant and food additive as a substituted to chlorine serial disinfectants. CIO2 is regarded as an A-grade safe additive by the World Health Organization and has been strongly promoted on a global scale since February 2004.

          In February 2004, the Ministry of Agriculture in Beijing sanctioned our new ClO2 disinfectant as a Ministry recommended product for the prevention of the spread of bird flu virus.

          During fiscal 2006, we also launched five additional veterinary medicine products; Amoxicillin, Cephalosporium, Ampicillin, sodium oxacillin, and penbritin. These five new products, employed as antiviral agents to combat fever and treat respiratory tract infections, accounted for approximately 20% and 15% of our total net revenues from this segment in fiscal 2008 or 2007, respectively. We have the ability to manufacture these products in both tablet and liquid form.

          Our Chinese herbal-based veterinary disinfectant, Xuyikang, has been proven to be 100% effective in preventing the spread of the Foot-and-Mouth Disease virus in an in vitro research study in baby mice infected with the virus. The research study was independently conducted by the National Food and Mouth Disease Research Laboratory of China in 2007. The test results demonstrate that Xuyikang was successful in preventing uninfected mice from contracting the virus following contact with mice infected with Foot-and-Mouth virus for a minimum of 30 minutes under room temperature in a controlled environment.

          HYPERICIN

          Recently, scientists from Ha’erbing Veterinary Institute of the Chinese Academy of Agricultural Sciences, Animal Influenza Laboratory of the Ministry of Agriculture, and National Bird Flu Reference Laboratory performed an independent study of our veterinary disinfectant products. The disinfectants were produced with Hypericin as a root compound. Hypericin is a derivative of St. Johns Wort. In November 2005, the Department of Livestock Farming for Shandong Province Government submitted an application to the Livestock Farming Bureau of the China Ministry of Agriculture for approval of Hypericin related products as a class one new veterinary medicine to treat strains of the avian flu virus. In fiscal 2008, we were advised the Chinese government had elected to euthanize infected animals rather than treat them and our application was suspended. We continue to market Hypericin related products for the treatment of the common flu virus in animals.

          OUR CUSTOMERS

          We sell our veterinary medicine products on a wholesale and retail basis to livestock and poultry farmers, retail veterinary product outlets and cultivating businesses. During fiscal 2008 and 2007, no customer accounted for more than 10% of our total net revenues from this segment in fiscal 2008 or 2007. We do not have contracts with our customers and sales are made under a purchase order arrangement. General payment terms for our veterinary medicine products range from prepaid prior to shipment to net 60 days. We offer discounts to our veterinary medicine customers for payment in full 60 days in advance of delivery. The discount ranges from 2% to 3% and is only applicable to items not currently in inventory. In fiscal 2008 and fiscal 2007, such discounts were minimal and not material.

          RAW MATERIALS

          We purchase the raw materials for medicines and feed additives produced on the open market from a number of suppliers in the PRC to ensure the best price and highest quality ingredients. For products which are based on traditional Chinese medicines, we use extract formulas produced by our own traditional Chinese medicine formula extract group. We have not experienced any difficulty in obtaining the necessary raw materials for our veterinary medicine products.

          Since 2007, we incurred an increase in the cost of certain raw materials ranging from approximately 20% to 40% for our medicines and feed additives depending on the material category. The increased pricing was due to a supply shortage created by the Chinese Central Government’s policy related to environmentally harmful chemical plants. In 2006 and 2007 the central government forced the closure of environmentally harmful chemical plants in order to diminish environmental pollution. Since the implementation and enforcement of the policy, the central government has petitioned larger chemical plants in compliance with environmental laws to increase production in an effort to meet market demand. As a result, while there can be no assurance, we expect raw materials costs will return to normal levels by approximately December 2008. At this time we are unable to determine if the Governments’ policies in this area will have a permanent impact on our raw materials cost structure for this segment. This price increase contributed to lower margins for affected products for fiscal 2008 and 2007.

TRADITIONAL CHINESE MEDICINE FORMULA EXTRACTS

          Chinese herbal medicine has been applied as a means of both the prevention and treatment of illness and disease.

We believe many modern chemical medicines contain high toxicities and present numerous side effects. Purely chemical based medicines are difficult, time consuming and expensive to develop. We believe natural Chinese traditional medicines represent an alternative approach offering advantages over a variety of chemical medicines and the process of combining herbal extraction and chemical medicines is becoming a popular alternative, following the current trends of “natural” and “green” products in a variety of industries.

          We manufacture and sell approximately 120 different extracts of the estimated 400 traditional Chinese medicine extracts, which can be divided into the following three general categories:

–	single traditional Chinese medicine extracts,

–	compound traditional Chinese medicine extracts, and

–	purified extracts, including active parts and monomer compounds such as soy isoflavone.

          In May 2006, we entered into an oral agreement with Shandong Yulong Group, Limited, an unaffiliated third party, to acquire Qufu Pharmaceuticals Factory, a manufacturer of herbal medicines. Discussions regarding this potential acquisition were terminated in fiscal 2008.

OUR CUSTOMERS

          We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. For fiscal 2008 and 2007, no single customer represented more than 10% of our total net revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. We generally require 10% to 30% deposit at the time an order is submitted, and offer payment terms of between six months to one year for the balance of the order.

          In April 2006, we formed Sunwin Canada in part to market our traditional Chinese medicines throughout Canada. The traditional Chinese medicines are based on Chinese herbal remedies and include Hypericin, Honeysuckle, Angelica, Chrysanthemum, Epimedium, and Dandelion. Sunwin Canada submitted applications to Health Canada, a Federal department responsible for helping Canadians maintain and improve their health, for 13 product licenses in fiscal 2007. Among the applications, four product licenses were approved on March 20, 2007 including Sunwin Astragalus Extract 200 mg, Sunwin Milk Thistle Extract 200 mg, Sunwin Angelica Extract 300 mg, and Sunwin Mugwort Extra ct 200 mg. The nine other applications are pending, which requires approximately one to three years to process.

          Sunwin Canada was established to directly sell our medicine and stevioside products to Canadian retailer stores. Currently, this subsidiary, which has only one employee, focuses on the preparation and submission of approvals necessary to commence marketing of our products in Canada and, accordingly, recorded no revenues in fiscal 2008.

RAW MATERIALS

          The business of extraction of Chinese herbs is a growing industry in China. Many industries, including pharmaceutical companies, chemical companies, health products companies, biological engineering companies and research and development institutions, have entered the field. A key factor to success in this industry is where the herb grows. “San Qi”, a very popular herb, grows in the YunNan province; accordingly, many companies engaging in extraction have established operations there. For the same reason, companies in Inner Mongolia are focusing on production of “Gan Cao” extraction, and most companies in the Ji Lin province are preparing the extraction of ginseng while in the Xin Jiang province, companies are extracting the “Ma Huang Su” and “Gan Cao”.

          Most of our raw material purchases are from the country’s herbal harvesting bases in the Shangluo Area of the Shanxi Province located in the Qinlin Area. This area as well as the Haozhou Area of the Anhui Province and the Anguo Area of the Hebei Province, two other herbal markets in China, are commonly referred to as the Chinese Traditional Medicine Treasury, We do not purchase these materials under contract, accordingly, a change in the market for these goods, while not anticipated, could have an adverse impact on our cost structure and related margins in this segment. We purchase raw materials from a number of suppliers to ensure favorable pricing and, we believe, ample supplies of quality materials are available.

FORMULATION, MANUFACTURING AND PACKAGING

          We manufacture approximately 120 extracts used in traditional Chinese medicine. The production time is generally seven days. These formulas are either commonly used formulas published in the National Medicine Dictionary or industry standard formulas which may have been developed by university research scientists or internally developed by our research and development personnel. Formulas developed by our Company must first be approved by the Shandong Bureau of Quality and Technical Supervision prior to use.

          The raw materials are subjected to a combined process involving a solid/liquid extraction step, followed by a liquid/liquid-purifying step to obtain the purified extract. Once the purification process has been completed, the extract is concentrated and re-filtered at which time it is ready for packaging and shipment to our customers. The extracts are bulk packaged in 25 kilogram barrels. We utilize just in time manufacturing for our traditional Chinese medicine extracts and generally do not maintain an inventory of finished products.

NEW PRODUCT DEVELOPMENT

          We engage in new product development both through our internal research facilities and in partnership with a number of research facilities in the PRC including:

–	Shandong Medical University where we are engaged in a project for the joint development of molecular absorption purified rutoside,

–	Kelong Bio-Tech Co., Ltd. Biology and Physics Research Center of Chinese Academy of Science where the project is the joint development of soy bean oligosaccharide, and

–	Tianfulai Bio-Tech Technology Co. Ltd. (Beijing) where the project is the joint development of traditional Chinese medicine polysaccharide anthone extracted powder for forage.

          We also utilize the research facilities of Beijing Medical University, China Agriculture University and Taiwan Renshan Bio-Tech Co., Ltd. We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. For fiscal 2008 and 2007 we spent approximately $89,817 and $63,274, respectively, on research and development. We have successfully developed in excess of 40 veterinary medicines used to treat a variety of infectious diseases.

COMPETITION

          All of our product groups operate in highly competitive markets. There are approximately 30 stevioside manufacturers in China, with approximately 10 companies operating on a continuing basis. Of these 10 companies, our primary competitors in the stevioside market are Ganzhou Julong High Technology Food Industry Co., Ltd. and Shandong Huaxian Stevia Co., Ltd. Similar to our Company, these two companies have the capacity to produce approximately 500 tons annually. Other companies periodically enter the industry depending upon the market demand. These short-term participants may choose to stop production when the raw materials are not readily available in the marketplace. This sporadic oversupply of product can adversely affect our market share. In addition to competing with other Chinese companies, we also compete with growers and processors in Japan, the world’s largest market for stevioside. We believe we compete effectively in this product segment based on our production capabilities and product quality.

          Our principal competitors in our veterinary medicine product line are China Animal Husbandry Industry Co., Ltd., Qilu Animal Health Products Factory Co., Ltd. and Shinjaizhuang Huamu Animal Husbandry Co. Ltd. In addition, as China is a member of the WTO many good quality competitive products are imported into the Chinese market at reasonable prices. We seek to expand our product offerings and improving quality control. We will need to continually develop new products and applications. We also are challenged to broaden our product line to meet consumer demand and compete with foreign made products.

          The market in China for traditional medicine extracts is extremely competitive. We believe there are more than 500 companies engaged in herb extraction in China. Companies in many different industries, including pharmaceutical companies, chemical companies, health products companies, herb extraction companies, biological engineering companies and research and development institutions, are now engaged in herb extraction. Our major competitors include Anhui Xuancheng Baicao Plants Industry & Trade Co., Ltd., Sichuan Shifangkangyuan Medicine Materials Co., Ltd. and Lanzhou Lantai Bio-Engineering Tech Co., Ltd. Most products from these companies are exported to overseas markets. Competitive factors primarily include price and quality. We believe a key component in our ability to compete in our market segment in China is based upon the quality of our suppliers and our reputation in the market place. Globally, as demand for our types of products expand we believe we will be able to effectively compete against similar companies from other countries as a result of lower labor rates, and China’s soil and growing conditions which enable us to produce high quality products.

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

INTELLECTUAL PROPERTY

          Our success depends in part on our ability to protect our intellectual property which includes various raw materials purification technologies used in our products. We have received trademarks from the U.S. Patent and Trademark Office covering the trade name “Only Sweet” and the tag line “Make Life Sweeter”, which we are using for our stevioside in our efforts to secure North American distribution of the product.

          To protect our proprietary rights, in our dealings outside the PRC we generally rely on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. We do not have any similar agreements with any of our employees or consultants in the PRC. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. In the past three of our traditional Chinese medicine products and four of our veterinary medicine products have been copied by our competitors. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

GOVERNMENT REGULATION

           CHINA

          Our business and operations are primarily located in the People’s Republic of China. We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection by The Ministry of Agriculture of China with respect to the manufacture and distribution of veterinary medicines and the State Food and Drug Administration of China (SFDA) with respect to the manufacturing and distribution of traditional Chinese medicine extracts. We are also licensed by the Shandong Provincial Government to manufacture veterinary medicine and stevioside. We believe we are in compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province. In addition, our operations must conform to general governmental regulations and rules for private (non-state owned) companies doing business in China.

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

          Qufu has received the permanent license from the Chinese government agency to operate as a Sino-U.S. joint venture. This license offers certain advantages. Joint ventures are generally perceived to be more financially stable enterprises. Furthermore, as a Sino - U.S. joint venture Chinese income taxes at the corporate level are waived for the first two years of operation, and then income taxes at the corporate level are reduced by 50% in the third, fourth and fifth year of operation.

           CANADA

          On January 1, 2004, the Natural Health Products Regulations made under the Canadian Food and Drugs Act came into force, requiring all natural health products, including vitamin and mineral supplements, to have a Natural Health Product license. Health Canada has provided a transition period of six years ending December 31, 2009, during which compliance action for Natural Health Products will be governed by the Health Products and Food Branch Inspectorate’s “Compliance Policy on Natural Health Products”. Natural Health Products are a subset of Drugs in the Food and Drugs Act. Recently, Health Canada has extended the transition period by one year amending the compliance deadline to December 31, 2010. These new compliance guidelines through the Office of Natural Health Products may affect the formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our OnlySweet and Traditional Chinese Medicine products in Canada. Although we are unable to predict at this time the impact of any new compliance guidelines on our operations, we intend to use our best efforts to comply with these pending governmental regulations once enacted. Our wholly owned subsidiary, Sunwin Canada, was formed to directly sell our herbal medicines and stevioside based products into the Canadian market once they are approved. This subsidiary, which currently has one employee, is focused on the submission of the necessary approval applications to eventually market these products.

           PRC LEGAL SYSTEM

          Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary system is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC’s legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

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

          Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the RMB, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its Japanese and Korean customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

          To date, reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

OUR HISTORY

          Effective on April 30, 2004, we acquired 100% of the issued and outstanding shares of Sunwin Tech from its stockholders in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. Sunwin Tech was organized in January 2004 before its acquisition of 80% of Qufu. As described below prior to the acquisition of Qufu, we did not have any business and operations. Concurrent with the closing of this transaction, our officers and directors resigned and current officers and directors of Qufu were appointed to their positions. In connection with the transaction, Sunwin Tech purchased 4,500,000 shares of our common stock owned by our former principal stockholders for $175,000, and, at the closing, Sunwin Tech distributed the 4,500,000 shares to Messrs. Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin Tech immediately prior to the closing. Following the transactions, the former Sunwin Tech stockholders owned approximately 68 % of our issued and outstanding capital stock.

          Prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu from Pharmaceutical Corporation, a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for 32,500,000 shares of Sunwin Tech’s common stock. At the time of this merger the minority stockholders of Qufu included Pharmaceutical Corporation (17%) and Group Corporation (2.5%)), both of which are controlled by Mr. Laiwang Zhang, our President and Chairman. The remaining minority stockholder, Qufu Veterinary Medicine Company, Ltd. (0.5%) was controlled by a Chinese state owned agency.

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

          In February 2006, we acquired the remaining 20% of Qufu from Group Corporation in exchange for 5,000,000 shares of our common stock valued at $2,775,000. At the request of Mr. Zhang, the control person of Group Corporation, 2,000,000 shares which issued to Ms. Dongdong Lin, our Chief Executive Officer, and the remaining 3,000,000 shares were issued to Mr. Zhang. Of the total purchase price, approximately $179,994 was allocated to consulting expenses paid to Mr. Zhang and Ms. Lin as it represented the difference between the purchase price and the valuation of the minority interest purchased.

          On June 30, 2008, our wholly owned subsidiary, QuFu Natural Green Engineering Co., Ltd., (“Qufu Natural Green”) entered into an Acquisition Agreement (the “Agreement”) with Qufu Shengwang Stevia Biology and Science Co., Ltd., a limited liability company organized under the laws of the people’s Republic of China (“Qufu Shengwang”) and its shareholder Shandong Shengwang Group Co., Ltd., a limited liability company organized under the laws of the Peoples Republic of China (“Shandong”). QuFu Shengwang was formed as a foreign invested entity in June 2007 with registered capital of $3,000,000. Qufu Shengwang manufactures and sells stevia food additives, agricultural organic fertilizers and bio fertilizers. Qufu Shengwang owns and operates production facility located in Qufu, China.

          Under the terms of the Agreement, Qufu Natural Green acquired Shandong’s 60% interest in Qufu Shengwang for a price of $7,016,200 (the “Qufu Shengwang Acquisition”). Shandong is owned by Laiwang Zhang, the Company’s President and Chairman of the board of directors. The purchase price of the Qufu Shengwang Acquisition represents 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008.

          Upon completion of the Qufu Shengwang Acquisition, Shandong will purchase up to 29,000,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a price of $.25 per share no later than July 31, 2008. The number of shares which Shandong may purchase from the Company represents approximately 33% of the issued and outstanding Common Stock of the Company prior to the transaction.

EMPLOYEES

          As of July 10, 2008, we employed 404 employees in the following areas:

Function	Number of Employees

Management and administration	41
Manufacturing, including quality control, and production	284
Research and development	8
Sales and marketing	71

Total	404

          Our employees are primarily based in Qufu, China while some managerial and sales staff occasionally works in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

          We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations. For fiscal 2008 and 2007 the cost of these contributions totaled approximately $ 113,751 and $134,273, respectively.

U.S. AND CHINESE ADVISORS

          On April 24, 2007 the Company entered into a consulting agreement with CDI Shanghai Management Co., Ltd. In connection with this agreement, the Company issued 1,200,000 shares of the Company’s common stock, with a fair valued of $600,000, to be earned over the term of the agreement which expired on April 30, 2008. For the fiscal year ended April 30, 2008 and 2007, amortization of deferred consulting expenses amounted to $590,137 and $9,863, respectively. The agreement further provided the Company would pay Capital One Resources Co., Ltd. and/or its designees discretionary award fees payable in cash or marketable securities. In April 2007, under the terms of this agreement, we paid an additional discretionary award fee of 305,000 shares of our common stock with a fair value of $152,000.

          On April 30, 2007 we entered into an additional one year agreement with China Direct Investments, Inc. Under the terms of the agreement China Direct Investments, Inc. was engaged to provide advice regarding general business development of Sunwin Stevia International, assist in the creation of marketing and sales plan, identify, evaluate and structure potential mergers or acquisitions and support us in the development of our OnlySweet™ line of products. As compensation for services, China Direct Investments, Inc. will receive, in perpetuity, 4% of the annual gross revenue generated by Sunwin Stevia International and/or its proprietary line of products. The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained. On April 30, 2008, China Direct investments, Inc. waived the fee.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR COMPANY

THE MANAGEMENT OF OUR COMPANY IS LOCATED IN THE PRC AND WE ARE MATERIALLY DEPENDENT UPON ADVISORY SERVICES OF A U.S. COMPANY.

          None of the current members of our management have any experience in U.S. public companies and, other than our President, Mr. Zhang, none of these individuals are fluent in English. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC reporting and disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with U.S. based professionals. If for any reason we were unable to maintain these services or they should fail to provide the contracted services at the anticipated levels or fail to extend their services and we have not added members to our board of directors with the requisite experience or otherwise engaged another U.S. advisor, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB.

WE ENGAGE IN A NUMBER OF RELATED PARTY TRANSACTIONS WHICH MAY NOT ALWAYS BE ON TERMS AS FAVORABLE AS WE COULD RECEIVE FROM NON-AFFILIATED THIRD PARTIES. THE MANAGEMENT FEE WHICH WE PAY A RELATED PARTY IS SUBJECT TO INCREASE FROM YEAR TO YEAR. THE AMOUNT WE PAY MAY NOT BE AS ADVANTAGEOUS TO US AS TERMS WE COULD NEGOTIATE WITH AN UNRELATED PARTY.

          As described in this annual report under part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, we historically have engaged in a number of transactions with affiliated entities and we anticipate that we will continue to engage in such transactions in future periods. In addition, we pay Pharmaceutical Corporation, a related party, an annual management fee which includes costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. We do not have a contract with Pharmaceutical Corporation and the amount of annual management fee is subject to increase at Mr. Zhang’s discretion. The management fee paid increased to $316,454 in fiscal 2008 from $199,166 in fiscal 2007. While we believe that the terms and costs of this fee are fair to our company, because this agreement is not negotiated on an arms-length basis there are no assurances that we could not obtain more favorable terms from an un related party. We cannot assure you that the terms of these transactions will always be as favorable to us as we might receive from non-affiliated third parties. Purchasers of our common stock are reliant upon management’s judgment as to the reasonableness and fairness of the terms of the various transactions.

WE ARE HIGHLY DEPENDENT ON OUR PRESIDENT, AS WELL AS HIS AFFILIATED COMPANIES, PHARMACEUTICAL CORPORATION AND GROUP CORPORATION.

          We are dependent upon the services of Mr. Laiwang Zhang, our President, and his affiliated companies Pharmaceutical Corporation and Group Corporation, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in China. We do not have an employment agreement with Mr. Zhang and we do not anticipate entering into an employment agreement in the foreseeable future. We also do business with several companies which are affiliated with Mr. Zhang as described later in this annual report under Part III, Item 13. Certain Relationships, Related Party Transactions, and Director Independence. We are dependent upon those relationships to provide us with certain services which we cannot readily obtain on our own without additional expense. We do not have written agreements with any of these related parties.

          Although we have no reason to believe that Mr. Zhang or his affiliated companies would discontinue their services with us, the interruption or loss of these services would adversely affect our ability to effectively run our business and pursue our business strategy resulting in a negative impact on our results of operations in future periods.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

          Our principal raw materials are stevia leaves and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. While our cost of sales as a percentage of revenues in our Stevioside segment remained relatively at approximately 78% for fiscal 2008 and approximately 79% for 2007, this may increase in the future. Because of increased competition in this segment, we may not be able to pass along potential price increases to our customers and, according, our gross profit margins would be adversely impacted.

          In addition, beginning in April 2007, the cost of certain raw materials for our veterinary medicines and feed additives has increased approximately 20% to 40% depending on the material category. Because of overall poor market conditions in this segment as a result of forced euthanasia of livestock in response to reports of avian flu, we have not increased the selling prices of our products to account for this price increase which has adversely impacted our gross profit margins. The increased pricing is ascribed to a temporary supply shortage created by the Chinese central government’s policy enacted in 2006 and 2007 pursuant to which the central government forced the closure of environmentally harmful chemical plants in order to diminish environmental pollution. Since the implementation and enforcement of the policy, the central government has petitioned larger chemical plants in compliance with environmental laws to increase production in an effort to meet market demand. As a result with increased production of new materials, we expect raw materials costs for our veterinary medicines and feed additives will return to normal levels by December 2008, although there is no assurance. Our future profitability in this segment may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

EACH OF OUR THREE MAIN PRODUCT GROUPS OPERATES IN HIGHLY COMPETITIVE BUSINESSES.

          Each of our product groups is subject to competition from other manufacturers of those products. There are approximately 30 stevioside manufacturers in China, but approximately 10, including our company, operate on a continuous basis with the remainder of the companies periodically entering the market in times of increased demand. While we believe we are one of the leading manufacturers of stevioside in the PRC, from time to time there is a sporadic oversupply of this product which can decrease our market share and competitive position in this product group. We compete against a greater number of companies in the production of veterinary medicines and our ability to attain a competitive position in this product market is dependent upon our ability to change our existing product delivery system from tablets and injections to sprays to increase ease of use. Because there are no assurances we will be successful in this endeavor, we may never attain a competitive position in this product group. Finally, our competition within the traditional Chinese medicine formula extract portion of our business is the most intense. There are over 500 companies in China against whom we compete in the sale of traditional Chinese medicine formula extracts and the barriers to entry in this product segment are relatively low. If these other companies successfully market their products or better market their products than we market ours, we may have a difficult time marketing and selling our products. As a result, we cannot assure you that we will be able to effectively compete in any of our product segments.

OUR HOLDING COMPANY STRUCTURE CREATES RESTRICTIONS ON THE PAYMENT OF DIVIDENDS.

          We have no direct business operations, other than through our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

OUR OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION. IF WE FAIL TO COMPLY WITH THESE REGULATIONS, OUR ABILITY TO OPERATE IN FUTURE PERIODS COULD BE IN JEOPARDY.

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

OUR RECOGNITION OF UNREALIZED GAINS ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

          For fiscal 2008 and 2007, we reported unrealized gains on foreign currency translation of $1,836,308 and $558,736, respectively. As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, the financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. In fiscal 2007, this accounting treatment had the effect of significantly lowering our comprehensive loss for the year and in 2008 represented approximately 99.8% of our comprehensive income. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, does have a material impact on our financial statements.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE REDUCED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

          Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as the terms of agreements with related parities, compensation packages to our senior officers, and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

          As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Beginning in our fiscal year ending April 30, 2009, our independent registered public accounting firm must attest to, and report on, management’s assessment of internal controls. There can be no positive assurance that we will receive a positive attestation from our independent auditors.

          In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

RISKS RELATED TO DOING BUSINESS IN CHINA

OUR OPERATIONS ARE LOCATED IN CHINA AND MAY BE ADVERSELY AFFECTED BY CHANGES IN THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

          Our business operations could be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA.

          In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past 10 years, the rate of inflation in China has been as high as 20.7% and as low as a negative 2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the market for our products.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR OPERATIONS.

          A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, or in the Shandong Province, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

–	quarantines or closures of some of our offices which would severely disrupt our operations,

–	the sickness or death of our key officers and employees, and

–	a general slowdown in the Chinese economy.

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

REVISED TAX STRUCTURE PROPOSED BY THE NATIONAL PEOPLES CONGRESS COULD HAVE A MATERIAL IMPACT ON OUR PERFORMANCE.

          On December 24, 2006, the Chinese government officially submitted a draft of the new Enterprise Income Tax Law which seeks to unify China’s dual tax system. Presently China has a dual tax policy with different rates of taxation for domestic enterprises as opposed to foreign investment enterprises. The new unified tax rate is proposed to be 25% for all entities, which is higher than the 15% rate currently applied to foreign investment entities. However low profit enterprises, whether foreign investment enterprises or domestic enterprises, may be subject to a lower tax rate of 20%. It is uncertain how this new policy, if adopted, would impact our subsidiaries, as all the components of the revised policy have not been determined.

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

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

          The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.

IT MAY BE DIFFICULT FOR STOCKHOLDERS TO ENFORCE ANY JUDGMENT OBTAINED IN THE UNITED STATES AGAINST US, WHICH MAY LIMIT THE REMEDIES OTHERWISE AVAILABLE TOOUR STOCKHOLDERS.

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

IMPACT OF THE 2008 BEIJING OLYMPICS

          We could be adversely impacted by various policies recently adopted by the PRC which seek to minimize pollution by limiting the operation of polluting agents in advance of the Beijing Olympics to be held during August 2008. While it is not clear if the recently adopted anti-pollution policies, some of which go into effect commencing on June 1, 2008 apply to our production operations, the policies could cause an interruption in the supply of the raw material and natural gas which are used in the production of our products.

RISKS RELATED TO OUR COMMON STOCK

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

          Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

          As the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

          SEC regulations also require additional disclosure in connection with any trades involving a “penny stock”, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None

ITEM 2.	PROPERTIES

          Our principal executive offices are located in the Shuyuan Economic Zone of Qufu City, Shangdong Province. This is the location of our new stevioside manufacturing facility completed in March 2007. The land use rights for the land on which the facility is constructed are held by Group Corporation and the land is leased to Qufu at no cost. The new facility including the office space and stevioside manufacturing facility is comprised of approximately 64,000 square feet and is owned by Qufu.

          In October 2002 Qufu entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facilities used by our traditional Chinese medicine formula extract product group. This lease, which expires on October 1, 2012, provides for an annual rent of approximately $21,592, payable in a lump sum annually.

          In October 2002 Qufu entered into a lease agreement with Qufu LuCheng Chiya Resident Commitment, an unaffiliated local governmental owned entity, which covers the approximate 25,200 square foot facilities used by our veterinary medicine product group. This lease, which expires in August 2012, provides for annual rent of approximately $24,290, payable in a lump sum annually.

          In April 2004 Qufu entered into a lease agreement with Qufu ShengDa Industry Co., Ltd., an unaffiliated local governmental owned entity, which covers the approximate 36,000 square foot facilities used by our stevioside product group. This lease, which expires on April 1, 2014, provides for annual rent of approximately $4,048, for the first three years of the term and thereafter increases to approximately $6,747 for the balance of the lease term, payable in a lump sum annually.

ITEM 3.	LEGAL PROCEEDINGS

          We are not a party to any pending legal proceedings, and to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

PART II

ITEM 5.	STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is quoted on the OTC Bulletin Board under the symbol “SUWN.” The following table sets forth the reported high and low closing prices for our common stock as reported on the OTCBB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal 2007
May 1, 2006 through July 31, 2006	$1.23	$0.65
August 1, 2006 through October 31, 2006	$1.00	$0.55
November 1, 2006 through January 31, 2007	$0.87	$0.60
February 1, 2007 through April 30, 2007	$0.77	$0.43

Fiscal 2008
May 1, 2007 through July 31, 2007	$1.04	$0.53
August 1, 2007 through October 31, 2007	$0.67	$0.44
November 1, 2007 through January 31, 2008	$0.46	$0.26
February 1, 2008 through April 30, 2008	$0.36	$0.26

          On July 14, 2008, the last reported sale price of the common stock on OTC Bulletin Board was $0.27 per share. As of July 14, 2008 there were approximately 752 stockholders of record of the common stock.

Dividend Policy

          We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. In addition, as a result of Chinese laws our operating subsidiaries may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars, or other hard currency, and other regulatory restrictions. Finally, the subscription agreements for our March 2007 financing prohibit us from paying dividends until the earlier of March 23, 2009, or when all shares of common stock covered by our registration statement which was declared effective on June 5, 2007 have been sold.

Securities Authorized for Issuance under Equity Compensation Plans

          The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by shareholders:
2005 Equity Compensation Plan	0	N/A	0
2006 Equity Compensation Plan	0	N/A	0

          A description of each of these plans is contained later in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

Recent Sales of Unregistered Securities

          None.

ITEM 6.	SELECTED FINANCIAL DATA

          Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

          Through our subsidiaries, all located in the Peoples Republic of China (“PRC”), we manufacture and sell neutraceutical products. Our products can be classified into three main product groups including; stevioside, a 100% natural sweetener, veterinary medicines and animal food additives, and traditional Chinese medicine formula extracts. For accounting purposes, however, we report our revenues in two segments, natural sweetener (stevioside) and Chinese and animal medicines. Substantially all of our business and operations are located in the People’s Republic of China.

          Approximately 56% of our total net revenues are derived from our natural sweetener stevioside product. Our principal customers for this product are located in Asia, primarily China and Japan where stevioside is approved for use as both a food additive as well as a nutritional supplement. China has emerged as the world’s largest producer of stevioside, with volume exceeding 80% of the world’s supply. We believe that we are currently one of the top three stevioside manufacturers in China.

          We also manufacture and sell a comprehensive group of veterinary medicines including seven series of more than 200 different veterinary products. These veterinary medicines include traditional Chinese medicine as well as western medicine, feed additives, feeds and antibiotics. Our last product group includes the manufacture and sale of traditional Chinese medicines formula extracts that are used in products made for use by both humans and animals. Revenues from these two product groups represent the balance of our reported net revenues.

          Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside in Western countries, we face competition in the PRC in the manufacture and sale of stevioside. There are approximately 30 stevioside manufacturers in China, with approximately 10 companies operating on a continuous basis. In an effort to increase our competitive position in the PRC, in December 2005, we completed the upgrade of our current stevioside production facility. This facility has a production capacity of 300 tons of stevioside per year. In March 2007, we completed the construction of a second stevioside manufacturing facility. The new facility is located in Shuyuan Economic Zone of Qufu City, Shangdong Province. We invested approximately $10,324,000 in buildings and equipment for the new facility. The construction of the facility commenced in August 2006 and between March 2007 and June 2007 the facility underwent a trial production test. The new facility commenced full operations in July 2007. Our new stevioside manufacturing facilities are capable of producing an additional 200 tons of stevioside per year, increasing our total annual capacity to 500 tons. The additional production is being marketed to consumers in China, Japan, South Korea, and other Far Eastern countries such as Singapore, Malaysia, Thailand, and India.

          Our other product groups also operate in highly competitive environments. We estimate there are more than 5,000 companies in China selling veterinary medicines and more than 200 companies in China that produce traditional Chinese medicines and extracts and refined chemical products. The sale of our products in these two product groups is concentrated on domestic customers; therefore, our ability to expand our revenues in these product groups are limited to a certain extent by economic conditions in the PRC. For a period in 2006, revenues generated from sales of traditional Chinese medicine products and animal medicine products decreased due to reduced demand for animal medicine products as a result of heightened health standards which the Chinese government instituted in 2006 in response to increased reports of the avian flu, which caused a decline in the demand for animal medicine products in the market. One such measure mandated that farmers and breeders euthanize livestock upon confirmation of avian flu symptoms. This policy has had an effect on our sales for fiscal 2008, although our net revenues from the sales of animal products and traditional Chinese medicines have increased approximately 46% in fiscal year 2008 compared to 2007. We believe this increase was due, in part, to PRC-based farmers and breeders having increased their livestock population. We expect livestock populations to return to normal levels, and our sales from these two segments continue to grow, absent any new outbreaks of avian flu or any other infectious diseases which could result in the Chinese government once again ordering the euthanasia of affected livestock.

          In addition, since we are dependent upon raw materials which are harvested and farmed, our ability to produce our products and compete in our markets is also subject to risks inherent in farming including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Finally, our ability to expand our revenues from the sale of stevioside, including our OnlySweet™ product, is further limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of stevioside may, however, be marketed and sold as a nutritional supplement.

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

FOREIGN EXCHANGE CONSIDERATIONS

          Since revenues from our operations in the PRC accounted for substantially all of our net revenues for the fiscal years ended April 30, 2008 and 2007, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,“Foreign Currency Translation,” and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

          The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The translation adjustment and effect of exchange rate changes on cash for the fiscal years ended April 30, 2008 and 2007 were $94,993 and $144,583, respectively.

          If any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected. A significant decline in the value of the US dollar against the Renminbi could, and probably will, increase the costs associated with our recently launched marketing program in the United States relating to our OnlySweet™ natural sweetener.

          At April 30, 2008 we held cash of $40,720 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian Dollar. We periodically evaluate the credit quality of the financial institutions in which we hold deposits.

          As a result of the currency translation adjustments, we reported unrealized gains on foreign currency translation of $1,836,308 and $558,736 for the fiscal years ended April 30, 2008 and 2007, respectively. This non-cash item had effect of significantly increasing our comprehensive income for fiscal 2008 and significantly reducing our comprehensive loss in fiscal 2007.

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

          A summary of significant accounting policies is included in Note 1 to the Consolidated Financial Statements appearing elsewhere in this report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

          We account for stock options issued to employees in accordance with the Financial Accounting Standards Board (“FASB”) Statement 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS 123R”). FAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted FAS 123R in the second quarter of fiscal year 2006.

REVENUE RECOGNITION

          We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for financial statements for fiscal years beginning after November 15, 2007, however, earlier application is permitted. We are currently evaluating the potential impact of SFAS 157 on our consolidated financial statements. We do not expect the impact will be material.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS 159 on our consolidated financial statements. We do not expect the impact will be material.

          In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase account” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R.

          In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160.

          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

          On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 and the impact of adoption on our consolidated financial statements.

RESULTS OF OPERATIONS

          The following table provides certain comparative information on our results of operations for the years ended April 30, 2008 and 2007.

	YEARS ENDED APRIL 30,

	2008	2007	$ DIFFERENCE	% DIFFERENCE

Net Revenues	$22,932,222	$15,243,568	$7,688,654	50

Cost of Sales	16,846,679	11,520,323	5,326,356	46

Gross Profit	6,085,543	3,723,245	2,362,298	63

Operating Expenses:
Stock based consulting expense	1,085,129	987,229	97,900	10
Selling Expenses	2,483,177	1,619,559	863,618	53
General and Administrative	2,499,794	1,796,035	703,759	39

Total operating Expenses	6,068,100	4,402,823	1,665,277	38

Income (loss) from operations	17,443	(679,578)	697,021	103

Other income	86,818	101,035	(14,217)	(14)

Net income (loss) before income tax provision	104,261	(578,543)	682,804	118

Income taxes	(101,682)	—	101,682	n/m

Net income (loss)	2,579	(578,543)	581,122	100

Other comprehensive income	1,836,308	558,736	1,277,572	229

Comprehensive income (loss)	$1,838,887	$(19,807)	$1,858,694	n/m

n/m no meaning

Other key indicators:

(ALL FIGURES ARE AS A PERCENTAGE OF NET REVENUES)	STEVIOSIDE		CHINESE AND VETERINARY MEDICINE		TOTAL

	2008	2007	2008	2007	2008	2007

Cost of Sales	78%	79%	67%	71%	73%	76%
Selling Expenses	7%	5%	12%	12%	10%	8%
General & Administrative Expenses	11%	9%	11%	9%	17%	21%
Total Operating Expenses	17%	14%	23%	21%	26%	29%

Overall

          For the year ended April 30, 2008, our total net revenues increased $7,688,654 or approximately 50% from the comparable period of the preceding fiscal year. This increase reflects increases in sales from both our natural sweetener (stevioside) segment and our Chinese and animal medicines segment as compared to the preceding fiscal year. We attribute the overall increase in both segments to improved reception and demand for natural or “green” products for both human and animal consumptions as well as increased recognition in the benefits of herbal medicines for many health related indications. While there can be no assurance, we anticipate the acceptance and demand for more natural products for the foreseeable future.

          For the year ended April 30, 2008, cost of sales as a percentage of net revenues decreased approximately 3%. This decrease is attributable to efficiencies associated with the increased level of sales as well as the slight improvement in margins particularly in our Chinese and Veterinary medicine segment, our gross profit for the year ended April 30, 2008 increased $ 2,362,298, or approximately 63%, as compared to the prior year.

          For fiscal 2008, total operating expenses increased $1,665,277, or approximately 38% over the preceding year. Total operating expenses increased primarily as a result the overall increase in sales levels including a 53% increase in selling expenses and an increase in general and administrative expenses in proportion to the overall increase in sales levels.

          The following table provides information on net revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for fiscal 2008 and 2007, respectively, as well as information related to our corporate operating expenses:

	Fiscal Year Ended April 30,

	STEVIOSIDE		CHINESE AND VETERINARY MEDICINE		CORPORATE AND OTHER		TOTAL

	2008	2007	2008	2007	2008	2007	2008	2007

Net Revenues	$12,865,842	$8,351,383	$10,066,380	$6,892,185	$—	$—	$22,932,222	$15,243,568

Cost of Sales	10,097,852	6,621,367	6,748,827	4,898,956	—	—	16,846,679	11,520,323

Gross Profit	2,767,990	1,730,016	3,317,553	1,993,229	—	—	6,085,543	3,723,245

Total Operating Expenses	2,241,561	1,201,403	2,298,304	1,461,433	1,528,235	1,739,987	6,068,100	4,402,823

Total Income (Loss) from Operations	$526,429	$528,613	$1,019,249	$531,796	$(1,528,235)	$(1,739,987)	$17,443	$(679,578)

Natural Sweetener (Stevioside)

          For the fiscal year ended April 30, 2008, net revenues from our stevioside segment increased $4,514,441 or approximately 54% over the preceding year. For fiscal 2008, revenues from this segment represented approximately 56% of our total net revenues as compared to approximately 55% for the prior year. We attribute the increase in the net revenues from this segment to increased sales efforts in the PRC and, in part, to our Sunwin Stevia International subsidiary, including $537,187 of net revenues from the sale of our OnlySweet™ products launched in North America during fiscal 2008. We believe the market for stevioside will remain strong as consumers continue to seek alternative sweeteners in their diets.

          During fiscal 2008, cost of sales related to our stevioside segment were approximately 78%, remaining relatively constant from the same period of the preceding fiscal year. Local farmers have increased production of stevia leaves in response to growing demand. As a result the supply of stevia leaves has increased and the price of the leaves has stabilized. Furthermore, due to the increased supply, we ceased our policy of contracting local farmers to grow stevia leaves for our designated production. As a result of increased revenues in this segment, our gross profit in this segment increased $1,037,956, or approximately 60% over 2007.

          During fiscal 2008, operating expenses for our stevioside segment increased $1,040,158. This increase is primarily attributable to the 54.1% overall increase in sales in this segment as well as additional expenses incurred as we promote our proprietary line of stevioside marketed under the name OnlySweet™. Selling expenses related to our expanded marketing efforts in this segment increased approximately $632,000 between the periods.

          We continue to place emphasis on the expansion of sales of stevioside, in China and other parts of Asia as well as in North America. We also anticipate that revenues from OnlySweet™ will increase in fiscal 2009 as we continue to expand the distribution of that product. As a result of the completion of additional manufacturing facilities, which fully commenced operations in July 2007, we now have an aggregate production capacity of 500 tons per annum which we anticipate will be sufficient to meet demand for the foreseeable future. We anticipate our additional production capacity will be marketed to consumers in China, Japan, South Korea, and other Far East countries such as Singapore, Malaysia, Thailand, and India. During the year ended April 30, 2008, we manufactured approximately 402 tons of stevioside, and resold an additional 29 tons of stevioside which we purchased from other manufacturers in an effort to meet customer demand as our newly completed facility continues to expand its capacity. Comparatively during fiscal 2007 we manufactured 178 tons and resold additional 158 tons which we purchased from other manufacturers. As a result of our additional capacity, we anticipate we will continue to increase our production of stevioside.

          As we continue to focus on this segment of our business we are dedicated to maximizing our revenues in our stevioside segment. We anticipate operating expenses will continue to increase in future periods as we expand our stevioside operations including increases in marketing expenses. In August 2007, we launched a promotional campaign to help introduce customers to OnlySweet™ through in-store floor positioned in the sweetener aisle at approximately 2,000 retail locations. This initiative, recorded as a selling expense, began on August 13, 2007 and continued through October 13, 2007 at a cost of approximately $330,000, which we funded from working capital.

Chinese and Veterinary Medicines

          For the fiscal year ended April 30, 2008, net revenues from our Chinese and veterinary medicine segment increased $3,174,195, or approximately 46%, compared to fiscal 2007. During this period, revenues from this segment represented approximately 44% of our total net revenues as compared to approximately 45% for fiscal, 2007. Within our Chinese and animal medicines segment, net revenues related to our traditional Chinese medicine products were $5,403,156 for fiscal, 2008 as compared to $3,600,283 for the prior year, an increase of $1,802,873 or approximately 50%. Revenues related to our animal medicine products increased to $4,663,242 for fiscal 2008 as compared to $3,291,902 for 2007, an increase of $1,371,340 or approximately 42%. Due to the growing demand for natural products including natural sweetener, we expect revenues from the segment to increase, however, we expect this segment as a portion of our overall revenues will continue to decrease as we continue to emphasize our stevioside segment.

          For fiscal 2008, cost of sales in our Chinese and veterinary medicine segment represented approximately 67% of net revenues for this segment, as compared to $4,898,956, or approximately 71% of net revenues, for fiscal 2007. As a percentage, cost of sales decreased primarily due to two factors; the substitution of certain ingredients with less expensive alternatives and efficiencies associated with increased production levels in response to increased sales. Our gross profit in this segment totaled $3,317,553, an increase of $1,324,324, or approximately 66%, from our gross profit of $1,993,229 for this segment in the prior fiscal year.

          During fiscal 2008, operating expenses associated with our Chinese and veterinary medicine segment totaled $2,298,304 as compared to $1,452,071 for the prior year, an increase of $846,233, or approximately 58%. This increase was primarily attributable to the 46% increase in revenues between the periods. We expect operating expenses related to this segment to remain consistent with historical levels.

Corporate and Other

          We incur various operating expenses at the corporate level related to legal, auditing, and other professional and business consultants. For fiscal 2008, these expenses decreased $211,752 from the comparable period in fiscal 2007. This decrease resulted primarily from a reduction in consulting fees associated with the marketing of our Stevioside based products.

TOTAL OTHER INCOME

          For the fiscal year ended April 30, 2008, our total other income decreased $14,217 as compared to fiscal 2007.

          Other income for fiscal 2008 reflects income recognized in our Chinese and veterinary medicines segment and is attributable to the excess accrual of value added taxes on certain of our animal medicine products which may or may not be subject to value added taxes. Prior to receipt of an official notice from the tax authority, we accrued value added taxes for this segment. Upon notification, the excess accruals, if any, are recorded as other income.

          For fiscal 2008, interest income decreased $6,853 from fiscal 2007. This reduction reflected our decreased cash position held in bank deposits between the periods.

NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME

          We reported net income of $2,579 for fiscal 2008 as compared to net loss of $578,543 for fiscal 2007. The change reflects our increased revenues and increased gross profit margins as compared to fiscal 2007, offset by an increase in general administration expenses at the corporate level, increased selling expenses, primarily due to the overall increase in operational activities in our stevioside segment and an increase of $101,682 in corporate income taxes.

          For fiscal 2008, we reported other comprehensive income of $1,836,308, an increase of $1,277,572, or approximately 228%, compared to fiscal 2007. Other comprehensive income represents an unrealized gain on foreign currency translation and is a non-cash item. As described elsewhere in this report, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between April 30, 2008 and 2007, respectively:

	April 30,

	2008	2007	$ INCREASE /(DECREASE)	% INCREASE /(DECREASE)

Working Capital	$11,880,710	$9,189,464	$2,691,246	29.3%

Cash	$6,811,136	$6,687,222	$123,914	1.9%
Accounts receivable, net	4,163,839	2,854,681	1,309,158	45.9%
Inventories, net	4,707,043	2,821,507	1,885,536	66.8%
Prepaid expenses and other current assets	264,576	765,265	(500,689)	(65.4%)

Total current assets	15,946,594	13,128,675	2,817,919	21.5%
Property and equipment, net	14,151,293	13,190,693	960,600	7.3%

Total Assets	$30,097,887	$26,319,368	$3,778,519	14.4%

Accounts payable and accrued expenses	$2,649,817	$3,851,829	$(1,202,012)	(31.2%)
Advances from customers	582,816	17,192	565,624	n/m
Taxes payable	401,808	68,883	332,925	483.3%
Due to related party	431,443	1,307	430,136	n/m

Total current liabilities	4,065,884	3,939,211	126,673	3.2%
Other payables	154,207	139,531	14,676	10.5%

Total liabilities	$4,220,091	$4,078,742	$141,349	3.5%

          At April 30, 2008, we had working capital of $11,880,710 and cash of $6,811,136 as compared to cash of $6,687,222 and working capital of $9,189,464 at April 30, 2007. Our cash position by geographic area was as follows:

	2008	2007

China	$6,653,884	$4,709,810
United States	116,532	1,920,105
Canada	40,720	57,307

Total	$6,811,136	$6,687,222

          Accounts receivable, net of allowance for doubtful accounts, at April 30, 2008 increased approximately $1,309,000 from April 30, 2007. Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, increased $106,537 from April 30, 2007. Of our total allowance for doubtful accounts as of April 30, 2008, approximately $89,215 is related to our stevioside, and approximately $378,200 is related to our Chinese and animal medicine segment. We may, however, collect all or a portion of these doubtful accounts. The 45% increase in our accounts receivable at April 30, 2008 was due to the 50% increase in sales levels over the prior year.

          At April 30, 2008, inventories, net of reserve for obsolete inventory, increased $1,885,536 as compared to April 30, 2007. This increase resulted primarily from an increase in levels of stevia leaves on hand to meet the needs of our increased production capacity of stevioside. We began production in our new stevioside production facility in July 2007.

          Prepaid expenses and other current assets decreased $500,689 or approximately 65% at April 30, 2008 as compared to April 30, 2007. This decrease was mainly attributable to decrease in prepaid consulting expense for Sunwin Stevia of $256,701, which was amortized over fiscal year 2008, and a decrease of approximately $250,000 of advances to suppliers in the Veterinary segment that reflected deposits relating to the orders for inventory in the ordinary course of business which were subsequently received.

          At April 30, 2008, we had property and equipment, net of accumulated depreciation, of $14,151,293 as compared to $13,190,693, a 7.3% increase from April 30, 2007. This increase reflects investments made during the year in buildings and equipment primarily related to our expansion in capacity in our stevioside production facilities.

          At April 30, 2008, we reflected $2,649,817 of accounts payable and accrued expenses, a decrease of approximately 31.2% from April 30, 2007. This balance included trade accounts payable and accrued expenses of $2,482,988 and accrued salaries and benefits of $166,829. Of the total accounts payable and accrued expenses at April 30, 2008, approximately $1,473,337 relates to our stevioside segment, with the balance of $759,708 relating to our Chinese and veterinary medicine segment. The decrease at April 30, 2008 from April 30, 2007 reflects payments of balances due made in the ordinary course of business.

          At April 30, 2008, we held cash of $6,811,136 as compared to cash of $6,687,222 at April 30, 2007, an increase of $123,914. During fiscal 2008, net cash used in operating activities totaled $374,211, net cash used in investing activities was $740,022, net cash provided by financing activities totaled $1,143,154 and the effect of prevailing exchange rate on cash of $94,993.

          Net cash used in operating activities increased to $374,211 during fiscal 2008 as compared to cash provided from operating activities of $2,427,598 for fiscal 2007. For the year ended April 30, 2008, we used $1,519,253 to fund increases in inventory, $1,580,596 to reduce accounts payable and accrued expenses and $1,018,775 in increased levels of accounts receivable. These uses were offset by a reduction in prepaid expenses of $537,429 and advances from customers of $532,281. These increases in the use of cash in our operations are due primarily to the overall increase in sales levels and increased funding required to maintain these higher levels of operations. Comparatively during fiscal 2007, cash provided by operating activities of $2,427,598 is primarily due to an increase in accounts payable and accrued expenses of $2,204,464, which was offset by primarily an increase in inventory and accounts receivable of $975,385 and $224,976, respectively, and a decrease in advances from customers of $21,584.

          Net cash used in investing activities totaled $740,022 during fiscal 2008 as compared to $8,186,388 during fiscal 2007. During fiscal 2007, the bulk of the capital expenditures related to construction and completion of the new Stevia facility. This new facility was essentially completed in March 2007 with production commencing in July 2007.

          Net cash provided by financing activities was $1,143,153 during 2008, and was all attributable to the exercise of warrants of $714,154 and an advance from a related party of $430,000, as compared to $6,867,738 for the year ended April 30, 2007. During fiscal 2007, we also received $3,307,100 from subscriptions receivables reduced to a certain extent by $975,487 in short-term loan repayments.

          On June 30, 2008, our wholly owned subsidiary, QuFu Natural Green Engineering Co., Ltd., (“Qufu Natural Green”) entered into an Acquisition Agreement (the “Agreement”) with Qufu Shengwang Stevia Biology and Science Co., Ltd., a limited liability company organized under the laws of the people’s Republic of China (“Qufu Shengwang”) and its shareholder Shandong Shengwang Group Co., Ltd., a limited liability company organized under the laws of the Peoples Republic of China (“Shandong”). QuFu Shengwang was formed as a foreign invested entity in June 2007 with registered capital of $3,000,000. Qufu Shengwang sells stevia food additives and agricultural organic fertilizers and bio fertilizers which it manufactures in its production facility located in China.

          Under the terms of the Agreement, Qufu Natural Green has agreed to acquire Shadong’s 60% interest in Qufu Shengwang for a price of $7,016,200 which we will pay in cash at closing (the “Qufu Shengwang Acquisition”). Shandong is owned by Laiwang Zhang, the Company’s president and chairman of the board of directors. The purchase price of the Qufu Shengwang Acquisition represents 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008.

          Upon completion of the Qufu Shengwang Acquisition, Shandong will purchase up to 29,000,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a price of $.25 per share no later than July 31, 2008. The number of shares which Shandong may purchase from the Company represents approximately 33% of the issued and outstanding Common Stock of the Company prior to the transaction.

          During fiscal 2009, we may seek to raise additional working capital to further augment our cash position and to provide additional funds for expansion through acquisition, and expanded marketing and distribution as we seek to bring distribution of stevioside to North American markets. We do not have any firm commitments for any additional capital and there are no assurances we will obtain a commitment upon terms and conditions which are acceptable to us.

OFF BALANCE SHEET ARRANGEMENTS

          Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

–	Any obligation under certain guarantee contracts;

–	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

–

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

–

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

ITEM 7A.	QUANTAITIVE AND QUALITAITIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable to smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our financial statements are contained in pages F-1 through F-23, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our Chief Financial Officer who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Sunwin International Neutraceuticals, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

          Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2008, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

          There have been no significant changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following: Accounting personnel sufficiently trained in the application of U.S. generally accepted accounting principles (GAAP) are now an integral part of the process used to generate the information required to be disclosed in our reports under the Securities Exchange Act of 1934.

ITEM 9B.	OTHER INFORMATION.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	AGE	POSITIONS

Laiwang Zhang	46	President and Chairman
Dongdong Lin	34	CEO, Secretary and director
Fanjun Wu	35	Chief Financial Officer
Chengxiang Yan	40	Director, General Manager of Qufu

          LAIWANG ZHANG. Mr. Zhang has served as our President and Chairman since April 30, 2004 and he has served as Chairman of Qufu since January 2003. Mr. Zhang also serves as Chairman of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines, since April 2000. In 1996, Mr. Zhang founded Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products. Since April 1996, he has been General Manager of this company. From April 1992 to April 1996 Mr. Zhang served as Manager of our subsidiary Shengya Veterinary Medicine. From 1984 to 1992, Mr. Zhang served as President of Shandong Qufu Amylum Plant, a company that manufactures amylum. Mr. Zhang graduated from Shandong Technical University in 1984 with a Masters Degree in Engineering.

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

          FANJUN WU. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by Qufu, serving as Director of Finance Section from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, she was Director of Finance Section for our subsidiary Shengya Veterinary Medicine owned by Group Corporation before our acquisition in 2004.

          CHENGXIANG YAN. Mr. Yan has been the General Manager of our subsidiary Qufu since 1999 and a member of our Board of Directors since April 30, 2004 following our acquisition of Qufu. From 1999 to 2004, he was the Director of the Marketing Department for that company. From 1996 to 1998, Mr. Yan was Director of the Marketing Department for Group Corporation, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and from 1993 to 1996, he was Director of the Marketing Section for our subsidiary Shengya Veterinary Medicine owned by Group Corporation before our acquisition in 2004. Mr. Yan graduated from Shandong Agriculture University in 1993 with a Bachelor’s Degree in Farming.

          There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

KEY EMPLOYEE

          JEFFREY REYNOLDS. Mr. Reynolds, 46, has served as CEO of our Sunwin Stevia International subsidiary since October 2006. From 2004 to 2006, Mr. Reynolds was CEO and President of Alpha One General Contractors, a commercial general contracting firm in North Texas and from 2001 to 2004 he was Executive Vice President and Chief Planning Officer with Blue Chip Marketing and Communications, a marketing and communications services company for consumer products. From 1999 to2001, Mr. Reynolds served as President and Managing Director of Markatec, Inc. a privately owned marketing services company primarily focused on creating and implementing account specific co-marketing promotions in the consumer product industry, and, from 1992 to 1999, he was employed with Crossmark, Inc. a marketing organization in the consumer packaged goods industry, where he served as Senior Vice President of Corporate Sales Development and Marketing from 1997 until leaving the company. From 1989 to 1992, Mr. Reynolds was employed with Nestle Foods Company, serving as Non Grocery Region Manager from 1991 to 1992, as National Non Grocery Category Manager from 1990 to 1991, and as Regional Manager from 1989 to 1990. From 1984 to 1989, Mr. Reynolds was employed with Procter and Gamble; serving as a Unit Sales Manager from 1986 to 1989 and as Territory Sales Manager from 1984 to 1989.Compliance With Section 16(a) of the Exchange Act

          We do not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934 and, accordingly, none of our officers, directors or beneficial owner of more than 10% of any class of equity securities is required to file Forms 3, 4 or 5 as required by Section 16(a) of the Securities Exchange Act of 1934.

Code Of Business Conduct and Ethics

          In April 2005, we adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

–	honest and ethical conduct,

–	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

–	compliance with applicable laws, rules and regulations,

–	the prompt reporting violation of the code, and

–	accountability for adherence to the Code.

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

          None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

–	understands generally accepted accounting principles and financial statements,

–	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

–	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

–	understands internal controls over financial reporting, and

–	understands audit committee functions.

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

          All of our current management is located in the PRC and no member of our Board of Directors has previously served as an officer or a director of a U.S. public company. As a result of both the cultural differences between doing business in the PRC and doing business as a public company in the U.S., as well as the lack of experience of our Board of Directors with laws, rules and regulations which apply to public companies in the U.S., we are seeking to expand our Board of Directors to include qualified individuals who are also residents of the U.S. to serve as independent directors. At such time as we are able to attract additional members to our Board of Directors which include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION.

          The following table summarizes all compensation recorded by us in 2008 for:

–	our principal executive officer or other individual serving in a similar capacity,

–

our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in 2008 and who were serving as executive officers at April 30, 2008 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

–	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2008.

          For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FAS 123R.

	SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION (a)	YEAR (b)	SALARY ($) (c)	BONUS ($) (d)	STOCK AWARDS ($) (e)	OPTION AWARDS ($) (f)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (g)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (h)	ALL OTHER COMPENSATION ($) (i)	TOTAL ($) (j)

Dongdong Lin (*)	2008	3,240	8,900	0	0	0	0	0	12,140
	2007	7,500	0	0	0	0	0	0	7,500

(*) Ms. Lin has served as our Chief Executive Officer since February 2005.

HOW MS. LIN’S COMPENSATION IS DETERMINED

          Ms. Lin, who has served as our CEO since February 2005, is not a party to an employment agreement with our company. Her compensation is determined by our Board of Directors, of which she is a member. The Board of Directors considered a number of factors in determining Ms. Lin’s compensation including the scope of her duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time she devotes to our business. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Ms. Lin’s compensation. During fiscal 2007 Ms. Lin’s compensation package included a base salary of $7,500. She does not receive any other form of compensation from our company. The amount of compensation payable to Ms. Lin can be increased at any time upon the determination of the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

          The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2008:

OPTION AWARDS						STOCK AWARDS

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)

Dongdong Lin	0	0	0	0	0	0	0	0	0

Incentive and Non-Qualified Stock Option Plan

2005 EQUITY COMPENSATION PLAN

          On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 14, 2008, there are no available shares to be issued or options outstanding, under the 2005 Equity Compensation Plan.

2006 EQUITY COMPENSATION PLAN

          On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors, or a committee of the Board, administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 14, 2008, there are no shares available shares to be issued or options outstanding under the 2006 Equity Compensation Plan.

Director Compensation

          We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          At July 14, 2008, we had 87,006,936 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 14, 2008 relating to the beneficial ownership of shares of our common stock by:

–	each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;

–	each director;

–	each named executive officer; and

–	all named executive officers and directors as a group.

          Unless otherwise indicated, the business address of each person listed is in care of 6 Shengwang Avenue, Qufu, Shandong, China. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by them (or certain persons whose ownership is attributed to them) and that can be acquired by them within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by them, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS

Laiwang Zhang	12,539,802	14.4%
Dongdong Lin	4,984,108	5.7%
Chengxiang Yan	0	n/a
Fanjun Wu	1,732,052	2.0%
All officers and directors as a group (four persons)	19,255,962	22.1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          We pay Pharmaceutical Corporation a management fee for services rendered on our behalf. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. For the fiscal years ended April 30, 2008 and 2007 this management fee was $316,454 and $199,166, respectively, which such amounts are included in our general and administrative expenses in the respective financial statements appearing elsewhere in this annual report. As described elsewhere herein, Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman. We do not have a contract with Pharmaceutical Corporation and the amount of annual management fee is subject to increase at Mr. Zhang’s discretion.

          On June 30, 2008, our wholly owned subsidiary, QuFu Natural Green Engineering Co., Ltd., (“Qufu Natural Green”) entered into an Acquisition Agreement (the “Agreement”) with Qufu Shengwang Stevia Biology and Science Co., Ltd., a limited liability company organized under the laws of the people’s Republic of China (“Qufu Shengwang”) and its shareholder Shandong Shengwang Group Co., Ltd., a limited liability company organized under the laws of the Peoples Republic of China (“Shandong”). QuFu Shengwang was formed as a foreign invested entity in June 2007 with registered capital of $3,000,000. Qufu Shengwang sells stevia food additives and agricultural organic fertilizers and bio fertilizers which it manufactures in its production facility located in China.

          Under the terms of the Agreement, Qufu Natural Green acquired Shadong’s 60% interest in Qufu Shengwang for a price of $7,016,200 (the “Qufu Shengwang Acquisition”). Shandong is owned by Laiwang Zhang, the Company’s president and chairman of the board of directors. The purchase price of the Qufu Shengwang Acquisition represents 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008.

          Upon completion of the Qufu Shengwang Acquisition, Shandong will purchase up to 29,000,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a price of $.25 per share no later than July 31, 2008. The number of shares which Shandong may purchase from the Company represents approximately 33% of the issued and outstanding Common Stock of the Company prior to the transaction.

          None of the members of our Board of Directors are “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Sherb & Co., LLP served as our independent registered public accounting firm for 2008 and 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007

Audit Fees	$85,000	$75,000
Audit – Related Fees	19,500	15,000
Tax Fees	7,500	6,000
All Other Fees	—	—

	$112,000	$96,000

          Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

          Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

          Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

          All Other Fees — This category consists of fees for other miscellaneous items.

          Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2007 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

          a)          The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (2)

3.3	By-Laws (1)

4.1	Form of $0.65 common stock purchase warrant (8)

10.1	Share Exchange Agreement dated April 30, 2004 between Network USA, Inc. and the stockholders of Sunwin Tech Group, Inc. (3)

10.2	Form of Stevia rebaudiana Planting Agreement (4)

10.3	Stock Purchase Agreement between Sunwin Tech Group, Inc., Qufu Natural Green Engineering Company, Limited and Shandong Shengwang Pharmaceutical Group Corporation (4)

10.4	2005 Equity Compensation Plan (5)

10.5	Consulting and Management Agreement with China Direct Investments, Inc. (9)

10.6	Lease agreement dated October 1, 2002 between Shandong Shengwang Pharmaceutical Corporation and Qufu Natural Green Engineering Co., Ltd. (7)

10.7	Lease agreement dated October 6, 2002 between Qufu LuCheng Chiya Resident Commitment and Qufu Natural Green Engineering Co., Ltd. (7)

10.8	Lease agreement dated April 1, 2004 between Qufu ShengDa Industry Co., Ltd. and Qufu Natural Green Engineering Co., Ltd.(7)

10.9	Stock Purchase Agreement dated February 7, 2006 between Sunwin International Neutraceuticals, Inc., Qufu Natural Green Engineering Company and Shandong Shengwang Pharmaceutical Group Corporation (6)

10.10	2006 Equity Compensation Plan (6)

10.11	Subscription Agreement (8)

10.12	Consulting and Management Agreement with CDI Shanghai Management Co., Ltd. and Capital One Resource Co., Ltd. (9)

10.13	Consulting and Management Agreement between Sunwin International Neutraceuticals, Inc., Sunwin Stevia International Corp., and China Direct Investments, Inc.*

10.14	Modification of April 30, 2007 Consulting and Management Agreement between Sunwin Stevia International Corp. and Dragon Direct Investments, Inc. dated April 30, 2008.*

14.1	Code of Ethics

23.1	Consent of Sherb & Co., LLP*

31.1	Section 302 Certificate of President *

31.2	Section 302 Certificate of Principal Accounting Officer *

32.1	Section 906 Certificate of President *

32.2	Section 906 Certificate of Principal Accounting Officer *

*	filed herewith

(1)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000

(2)	Incorporated by reference to the Form 8-K/A as filed on July 30, 2004.

(3)	Incorporated by reference to the Report on Form 8-K as filed with on May 12, 2004.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

(5)	Incorporated by reference to the Report on Form 8-K as filed on April 28, 2005.

(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006.

(7)	Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005.

(8)	Incorporated by reference to the Report on Form 8-K as filed on March 23, 2007.

(9)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-142419, as amended, as declared effective on June 5, 2007.

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

Fanjun Wu, Chief Financial Officer, and
Principal Accounting and Financial Officer

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

s/s Laiwang Zhang	President and chairman	July 28, 2008

Laiwang Zhang

s/s Dongdong Lin	Chief Executive Officer, Director,	July 28, 2008

Dongdong Lin	Principal Executive Officer

s/s Fanjun Wu	Chief financial Officer and Principal	July 28, 2008

Fanjun Wu	Accounting Officer

s/s Chengxiang Yan	Director	July 28, 2008

Chengxiang Yan

FORM 10-K — ITEM 8

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Sunwin International Neutraceuticals, Inc.
Shandong, China

          We have audited the accompanying consolidated balance sheets of Sunwin International Neutraceuticals, Inc. and its subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunwin International Neutraceuticals, Inc. and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for the years ended April 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
July 15, 2008

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,

	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$6,811,136	$6,687,222
Accounts receivable, net of allowance for doubtful accounts of $467,415 and $360,878 for 2008 and 2007, respectively	4,163,839	2,854,681
Inventories, net	4,707,043	2,821,507
Prepaid expenses and other current assets	264,576	765,265

Total Current Assets	15,946,594	13,128,675

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,964,662 and $2,491, 941 for 2008 and 2007, respectively	14,151,293	13,190,693

Total Assets	$30,097,887	$26,319,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,649,817	$3,851,829
Advances from customers	582,816	17,192
Taxes payable	401,808	68,883
Due to related parties	431,443	1,307

Total Current Liabilities	4,065,884	3,939,211

OTHER PAYABLES	154,207	139,531

Total Liabilities	4,220,091	4,078,742

STOCKHOLDERS’ EQUITY:
Preferred stock: $.001 Par Value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $.001 Par Value; 200,000,000 shares authorized; 87,006,936 and 85,909,776 shares issued and outstanding at April 30, 2008 and 2007, respectively	87,007	85,910
Additional paid-in capital	17,218,066	15,420,880
Retained earnings	6,325,919	6,323,340
Subscription receivable	(372,900)	(372,900)
Other comprehensive income – foreign currency	2,619,704	783,396

Total Stockholders’ Equity	25,877,796	22,240,626

Total Liabilities and Stockholders’ Equity	$30,097,887	$26,319,368

See Notes to audited Consolidated Financial Statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,

	2008	2007

NET REVENUES	$22,932,222	$15,243,568
COST OF SALES	16,846,679	11,520,323

GROSS PROFIT	6,085,543	3,723,245

OPERATING EXPENSES:
Stock-based consulting expenses	1,085,129	987,229
Selling expenses	2,483,177	1,619,559
General and administrative	2,499,794	1,796,035

Total Operating Expenses	6,068,100	4,402,823

INCOME (LOSS) FROM OPERATIONS	17,443	(679,578)

OTHER INCOME:
Other income	6,488	13,341
Interest income	80,330	87,694

Total Other Income	86,818	101,035

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	104,261	(578,543)

INCOME TAXES	(101,682)	—

NET INCOME (LOSS)	2,579	(578,543)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	1,836,308	558,736

COMPREHENSIVE INCOME (LOSS)	$1,838,887	$(19,807)

NET INCOME PER COMMON SHARE – BASIC AND DILUTED:
Net (loss) income per common share – basic	$0.00	$(0.01)

Net (loss) income per common share – diluted	$0.00	$(0.01)

Weighted Common Shares Outstanding – basic	86,821,905	85,909,776

Weighted Common Shares Outstanding – diluted	86,821,905	85,909,776

See Notes to audited Consolidated Financial Statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
For the Years Ended April 30, 2008 and 2007

	Common Stock, $.001 Par Value						Other Compre- hensive Loss	Total Stock- holders’ Equity

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Deferred Compensa- tion	Sub- scription Receivable

Balance, April 30, 2006	73,917,276	$73,917	$12,013,424	$6,901,883	$(1,383,906)	$(3,680,000)	$224,660	$14,149,978

Common stock issued for services	2,155,000	2,155	446,208	—	—	—	—	448,363
Effect of adoption of FAS 123(R)	—	—	(1,383,906)	—	1,383,906	—	—	—
Amortization of stock based compensation	—	—	538,867	—	—	—	—	538,867
Sale of common stocks	9,812,500	9,813	3,793,812	—	—	—	—	3,803,625
Exercise of stock options	25,000	25	12,475	—	—	—	—	12,500
Subscription receivable	—	—	—	—	—	3,307,100	—	3,307,100
Net loss for the year	—	—	—	(578,543)	—	—	—	(578,543)
Foreign currency translation adjustment	—	—	—	—	—	—	558,736	558,736

Balance, April 30, 2007	85,909,776	85,910	15,420,880	6,323,340	—	(372,900)	783,396	22,240,626

Amortization of stock based compensation	—	—	1,085,129	—	—	—	—	1,085,129
Exercise of stock warrants	1,097,160	1,097	712,057					713,154
Net income for the year	—	—	—	2,579	—	—	—	2,579
Foreign currency translation adjustment	—	—	—	—	—	—	1,836,308	1, 836,308

Balance, April 30, 2008	87,006,936	$87,007	$17,218,066	$6,325,919	$—	$(372,900)	$2,619,704	$25,877,796

See Notes to audited Consolidated Financial Statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,579	$(578,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,142,916	644,622
Stock-based consulting and fees	1,085,129	987,229
Allowance for doubtful accounts	64,746	88,111
Changes in assets and liabilities:
Accounts receivable	(1,018,775)	(224,976)
Inventories	(1,519,253)	(975,385)
Prepaid expenses and other current assets	537,429	234,777
Accounts payable and accrued expenses	(1,580,596)	2,204,464
Taxes payable	379,334	68,883
Advances from customers	532,280	(21,584)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(374,211)	2,427,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(740,022)	(8,186,388)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(740,022)	(8,186,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivable	—	3,319,600
Proceeds from sales of common stock and exercise of stock options and warrants	713,154	3,803,625
Proceeds from related party	430,000	—
Proceeds from short term loan	150,000	720,000
Payments on short term loan	(150,000)	—
Payments on loans payable	—	(975,487)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,143,154	6,867,738

EFFECT OF EXCHANGE RATE ON CASH	94,993	144,583

NET INCREASE IN CASH	123,914	1,253,531

CASH – beginning of year	6,687,222	5,433,691

CASH – end of year	$6,811,136	$6,687,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$80,330	$87,694

Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stocks issued for consulting services	$—	$590,137

See Notes to audited Consolidated Financial Statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Sunwin International Neutraceuticals, Inc. (“we”, “us”, “our” and the “Company”) was incorporated in 1987 in the State of Nevada. Substantially all of our business operations are conducted through our wholly owned subsidiaries; Qufu Natural Green Engineering Co., Ltd. and its subsidiaries, a Chinese limited liability company, organized under the laws of the People’s Republic of China, with its principal offices located in Qufu, China (“Qufu”) and Sunwin Stevia International Corp., a Florida corporation (“Sunwin Stevia”).

Through Qufu, we are engaged in the manufacture and sale of natural sweeteners (stevioside), traditional Chinese medicines, organic herbal medicines, other neutraceutical products and veterinary medicines prepared from organic herbal ingredients.

Qufu was founded in 1999 and was re-registered in 2004 to amend its capital structure. Qufu has three wholly owned subsidiaries also located in the Peoples Republic of China (“PRC”):

–	Shengya Veterinary Medicine Co., Ltd.;

–	Shengyuan Herb Extraction Co., Ltd.; and

–	Qufu Chinese Medicine Factory.

In addition to Qufu, we also operate through three North American subsidiaries, which are active in marketing Qufu’s products in North America:

–	Sunwin Stevia International;

–	Sunwin California; and

–	Sunwin Canada.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. Actual results could differ from those estimates. Significant estimates in fiscal year 2008 and 2007 include the allowance for doubtful accounts, the reserve for obsolete inventory and the useful life of property, plant and equipment.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The carrying value of these instruments approximates their fair value.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At April 30, 2008 and 2007, the allowances for doubtful accounts were $467,415 and $360,878, respectively.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

ADVANCES FROM CUSTOMERS

Advances from customers at April 30, 2008 and 2007 totaled $582,816 and $17,192, respectively, and consist of prepayments to us for merchandise that we had not yet been shipped to the customer. We recognize the deposits as revenue as our customers take delivery of the goods, in compliance with our revenue recognition policy.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, loans and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for our Chinese subsidiaries. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, as clarified by FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes”,which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

INCOME (LOSS) PER SHARE

Net income (loss) per common share for the years ended April 30, 2008 and 2007 is based upon the weighted average common shares and dilutive common stock equivalents, if any, outstanding during the year as defined by SFAS No. 128, “Earnings Per Share”.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation” and are included in determining net income or loss.

The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi (“RMB”). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2008 and 2007 were $94,993 and $144,583, respectively.

COMPREHENSIVE INCOME (LOSS)

The Company uses SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders’, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended April 30, 2008 and 2007 included net income or net loss and foreign currency translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of April 30, 2008, bank deposits in the United States did not exceed federally insured limits. At April 30, 2008, we had $6,653,884 on deposit in China, which are not insured. We have not experienced any losses in such accounts through April 30, 2008.

Almost all of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. We also perform ongoing credit evaluations of its customers to help further reduce potential credit risk.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with SFAS No. 123R, “Share-Based Payment, An Amendment to FASB Statement No. 123”. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. We adopted SFAS 123R in July 2006.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and totaled $89,817 and $163,524 for the years ended April 30, 2008 and 2007, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for the years ended April 30, 2008 and 2007 totaled approximately $309,471 and $207,831, respectively. Beginning in the year April 30, 2007, the Company increased its advertising expense in its stevioside segment.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $451,438 and $390,151 for the years ended April 30, 2008 and 2007, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application was permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We do not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision of SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustment to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 and the impact of adoption on our consolidated financial statements.

NOTE 2 - INVENTORIES

At April 30, 2008 and 2007, inventories consisted of the following:

	2008	2007

Raw materials	$2,768,310	$1,764,469
Finished goods	2,011,365	1,208,110

	4,779,675	2,972,579
Less: reserve for obsolete inventory	(72,632)	(151,072)

	$4,707,043	$2,821,507

Due to the short duration inherit in the manufacture of our products, we do not maintain a work-in-process inventory.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2008 and 2007, property and equipment consisted of the following:

	Estimated Life	2008	2007

Office Furniture	7 Years	$3,547	$3,209
Autos and Trucks	10 Years	19,901	4,075
Manufacturing Equipment	20 Years	13,265,656	11,869,416
Buildings	20 Years	4,730,037	3,700,454
Office Equipment	5 Years	70,374	60,642
Construction in Process		26,440	44,838

		18,115,955	15,682,634
Less: Accumulated Depreciation		(3,964,662)	(2,491,941)

		$14,151,293	$13,190,693

For the years ended April 30, 2008 and 2007, depreciation expense totaled $1,142,916 and $644,622, respectively.

NOTE 4 - DUE TO RELATED PARTIES

The Company pays management fees to Shandong Shengwang Group Corporation (“Group Corporation”), a company controlled by the Company’s president and chairman. The management fees, which are included in general and administrative expenses totaled $316,454 and $199,166 for the years ended April 30, 2008 and 2007, respectively. At April 30, 2008 and 2007, we owed Group Corporation management fees of $1,443 and $1,306, respectively.

On September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of the Company. The loan bears no interest, is unsecured and is due on demand.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at April 30, 2008 and 2007 totaled $264,576 and $765,265, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide service, in compliance with our accounting policy.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). Commencing January 2008, the PRC Income Tax rate was reduced to a maximum of 25% (inclusive of state and local income taxes) for all companies.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 6 - INCOME TAXES (CONTINUED)

The components of income (loss) before income tax consist of the following:

	Year Ended April 30,

	2008	2007

U.S. Operations	$(2,253,073)	$(1,932,215)
Chinese Operations	2,255,652	1,353,672

	$2,579	$(578,543)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended April 30,

	2008	2007

Federal, State and Local	$—	$—
Peoples Republic of China – Federal and Local	101,682	—

	$101,682	$—

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended April 30,

	2008	2007

Income tax provision (benefit) at Federal statutory rate	$—	$(201,000)
State income taxes, net of Federal Benefit	—	(27,000)
Permanent differences	430,000	178,000
U.S. tax rate in excess of foreign tax rate	(213,000)	(89,000)
Abatement of foreign income taxes	(578,000)	(448,000)
Increase in valuation allowance	463,000	587,000

Tax provision (benefit)	$102,000	$—

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at April 30, 2008 expiring through the year 2028. Management estimates the NOL as of April 30, 2008 to be approximately $3,028,000. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax assets as of April 30, 2008 are as follows:

NOL carryforwards	$1,200,000
Valuation allowance	(1,200,000)

Deferred tax asset, net of allowance	$—

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 7 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At April 30, 2008 and 2007, there were no shares of preferred stock issued or outstanding.

COMMON STOCK

During the year ended April 30, 2008, the Company issued 1,097,160 shares of common stock upon the exercise of warrants for proceeds of $713,154.

During the year ended April 30, 2007, the Company issued 955,000 shares of common stock for consulting services rendered. In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $438,500.

During the year ended April 30, 2007, the Company issued 1,200,000 shares of common stock with a fair value of $600,000 for consulting services rendered. In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $9,863 in fiscal year 2007 and deferred compensation of $590,137 which was expensed during fiscal year 2008.

On March 23, 2007, the Company completed the sale of a $4,121,250 financing of units of its securities consisting of 9,812,500 shares of common stock at $0.42 per share and common stock purchase warrants to purchase 9,812,500 shares of common stock (“March 2007 Private Placement”). The warrants are exercisable at $0.65 per share and are exercisable for a term of five years. A placement agent for the transaction, Skyebanc, Inc., received a cash fee of $15,960 and warrants to purchase 38,000 shares of common stock on the same terms as the investor warrants. The Company paid due diligence fees to certain investors or their advisors; such fees consisted of an aggregate of $151,305 in cash and warrants to purchase 718,250 shares of common stock on the same terms as the investor warrants. The Company also paid consulting fees in relation to the March 2007 Private Placement of 225,000 warrants under the same terms as the investor warrants, and $150,330 in professional fees in connection with this offering.

STOCK OPTIONS

On March 23, 2005, the Company’s Board of Directors authorized and adopted the 2005 Equity Compensation Plan (the “2005 Plan”). The 2005 Plan reserved 5,000,000 of its authorized, but unissued shares of common stock for issuance. On February 7, 2006, the Company’s Board of Directors authorized and adopted the 2006 Equity Compensation Plan (the “2006 Plan”). The Company reserved 6,200,000 of its authorized but unissued shares of common stock for issuance under the 2006 Plan. The number of shares authorized under the 2005 or 2006 Plan, may be amended (subject to adjustment in the event of certain changes in our capitalization) without further action by the Board of Directors and stockholders, as required.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The purpose of these Plans is to encourage stock ownership by the Company’s officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to the Company. Subject to the limitation on the aggregate number of shares issuable under the 2005 and 2006 Plans, there is no maximum or minimum number of shares as to which stock grant or plan options may be granted to any person. Shares used for stock grants, and plan options, may be granted from authorized and unissued shares or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

The 2005 and 2006 Plans may be administered by the Company’s Board of Directors or an underlying committee of the Board (“Committee”). The Board of Directors or the Committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plans, and the interpretation of the provisions thereof and of the related option agreement, are resolved by the Board or Committee.

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

Any incentive option granted under the plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each Plan’s option and the manner in which it may be exercised is determined by the Board of Directors or the Committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of either the 2005 Plan or 2006 Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

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

In February 2006, the Company granted the remaining 75,000 shares issued under the 2006 Plan under a consulting agreement providing for 25,000 options vesting per month over a three month period. Of these shares, 50,000 and 25,000 were exercised in fiscal 2006 and 2007, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On February 7, 2006, the Company issued 4,000,000 options under the 2006 plan to purchase shares of the Company’s common stock to five employees. These options were granted for services to be rendered over three years. Of these 4,000,000 options issued to the employees, options to purchase 3,200,000 shares of the Company’s common stock at $0.90 per share were granted to four employees and options to purchase 800,000 shares of the Company’s common stock at $1.00 per share were granted to one employee. The fair value of these option grants were estimated at $0.184 and $ 0.169 per option respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- %; expected volatility of 119%; risk-free interest rate of 4.65 % and an expected holding period of one year. In connection with these options, the Company recorded deferred compensation of $722,137 to be amortized over the service period of three years. For the years ended April 30, 2008 and 2007, amortization of deferred consulting expense amounted to $240,712 and $240,712, respectively. All options were exercisable on the date of grant. All 4,000,000 options were exercised during the year ended April 30, 2006. With regard to the exercise of options in the amount of $3,680,000 as of April 30, 2006, the Company recorded subscriptions receivable until such time as payment was received by the Company. For the year ended April 30, 2007, a total of $3,307,100 was received by the Company, and the subscription receivable was reduced to $372,900.

There were no options granted during the years ended April 30, 2008 and 2007.

As of April 30, 2008, no options were outstanding or available for issuance under the 2005 or 2006 Plan.

A summary of the changes to the Company’s outstanding stock options granted during the years ended April 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at April 30, 2006	25,000	$0.50
Granted	—	—
Exercised	(25,000)	0.50
Forfeited	—	—

Outstanding at April 30, 2007	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at April 30, 2008	—	—

Options exercisable at end of period	—	$—

Weighted average Fair Value of Options granted during the period	—	$—

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS

In connection with an offering of securities completed in March 2007, the Company issued 9,812,500 shares of common stock at $0.42 per share and 9,812,500 common stock purchase warrants to investors. Gross proceeds of the offering totaled $4,121,500. The warrants are exercisable at $0.65 per share for five years from issuance. In connection with this offering, the Company also issued an additional 981,250 warrants, exercisable under the same terms and conditions as the investor warrants, to finders and consultants in the transaction, including 38,000 to Skyebanc, Inc. who served as a placement agent and 225,000 warrants to China Direct Investments, Inc. who served as a consultant in the transaction, and 718,250 warrants to certain advisors for due diligence fees.

COMMON STOCK PURCHASE WARRANTS (CONTINUED)

During fiscal year 2008, 1,097,160 of the March 2007 warrants were exercised with proceeds to the Company of $713,154.

A summary of the changes of the Company’s outstanding stock warrants granted for the years ended April 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at April 30, 2006	—	—
Granted	10,793,750	$0.65
Exercised	—	—
Forfeited	—	—

Outstanding at April 30, 2007	10,793,750	0.65
Granted	—	—
Exercised	(1,097,160)	0.65
Forfeited	—	—

Outstanding at April 30, 2008	9,696,590	0.65

Warrants exercisable at end of period	9,696,590	$0.65

Weighted average Fair Value of Warrants granted during the period	—	$0.65

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 8 - CONSULTING AGREEMENTS AND COMMITMENTS

CONSULTING AGREEMENTS

In March, 2007, the Company entered into a consulting agreement with China Direct and Capital One Resources Co., Ltd. for assistance in connection with its financing, consisting of common stock and warrants totaling $4,121,250 completed on March 23, 2007.  In connection with this agreement, we issued 150,000 shares to China Direct and 500,000 shares to Capital One Resources with a fair value of $66,000 and $220,000, respectively.

On April 24, 2007 the Company entered into a consulting agreement with CDI Shanghai Management Co., Ltd. In connection with this agreement, the Company issued 1,200,000 shares of the Company’s common stock, with a fair valued of $600,000, to be earned over the term of the agreement which expired on April 30, 2008. For the fiscal year ended April 30, 2008 and 2007, amortization of deferred consulting expenses amounted to $590,137 and $9,863, respectively. The agreement further provided the company would pay Capital One Resources Co., Ltd. and/or its designees discretionary award fees payable in cash or marketable securities. In April 2007, under the terms of this agreement, we paid an additional award fee of 305,000 shares of our common stock with a fair value of $152,500.

On April 30, 2007, the Company and its wholly owned subsidiary Sunwin Stevia International Corp. entered into an agreement with China Direct. Under the terms of the agreement China Direct, shall assist with the business development efforts related to Sunwin Stevia International Corp. including but not limited to efforts related to the OnlySweet line of products. As consideration for these services China Direct was entitled to receive an annual fee, in perpetuity, equal to four percent (4%) of the annual gross sales revenue generated by Sunwin Stevia International Corp. and/or its proprietary line of products (the “Annual Fee”). The Annual Fee was to be calculated after each fiscal year end and shall be paid quarterly in four (4) equal installments over the following fiscal year on March 31, June 30, September 30 and December 31. This Annual Fee was to continue in perpetuity and survive any termination of consulting services rendered by China Direct to the Company. In the event of any sale, merger, transfer of rights or disposition of assets of Sunwin Stevia, the Annual Fee shall survive and continue to be paid by the acquirer(s). During fiscal year ended 2008, this agreement was modified to waive payment and accrual of this fee until a later date to be mutually agreed upon by the parties.

OPERATING LEASES

The Company leases office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine are leased from Shandong Shengwang Pharmaceutical Group Corporation (Shandong) a related party. This lease term will be expired on October 1, 2012 with annual lease payment of $21,592.

In October 2002, Qufu entered into a lease agreement with Qufu LuCheng Chiya Resident Commitment, an unaffiliated local governmental owned entity, which covers the approximate 25,200 square foot facilities used by our veterinary medicine product group. This lease, which expires on August 20, 2012, provides for annual rent of approximately $24,290, payable in a lump sum annually.

In April 2004, Qufu entered into a lease agreement with Qufu ShengDa Industry Co., Ltd., an unaffiliated local governmental owned entity, which covers the approximate 36,000 square foot facilities used by our stevioside product group. This lease, which expires on April 1, 2014, provides for annual rent of approximately $4,048, for the first three years of the term and thereafter increases to approximately $6,747 for the balance of the lease term, payable in a lump sum annually.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 8 - CONSULTING AGREEMENTS AND COMMITMENTS (CONTINUED)

OPERATING LEASES (CONTINUED)

Future minimum rental payments required under these operating leases are as follows:

Period:	Total	Shandong

Period Ended April 30, 2009	$52,629	$21,592
Period Ended April 30, 2010	$52,629	$21,592
Period Ended April 30, 2011	$52,629	$21,592
Period Ended April 30, 2012	$52,629	$21,592
Period Ended April 30, 2013	$23,841	$8,997

Thereafter	$6,185	$0

Rent expense included in general and administrative expenses for the years ended April 30, 2008 and 2007 totaled to $52,629 and $49,149, respectively.

NOTE 9 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company.

NOTE 10 - OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are mainly derived from the manufacture and sale of stevioside, traditional Chinese medicine, organic herbal medicine, and veterinary products in the People’s Republic of China (“PRC”). The Company hopes to expand its operations to countries outside the PRC; however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

In addition to competing with other PRC based companies, the Company could have to compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 10 - OPERATING RISK (CONTINUED)

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods when expressed in Chinese Renminbi (“RMB”), and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, our ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to us and have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended April 30, 2008 and 2007, the Company operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and (2) the sale of essential traditional Chinese medicine, organic herbal medicine, neutraceutical products, and animal medicines prepared from organic herbal ingredients. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the years ended April 30, 2008 and 2007 is as follows:

Year Ended April 2008:

	Natural Sweetener (Stevioside)	Chinese and Veterinary Medicines	Corporate and Other	Consolidated

Net Revenues	$12,865,842	$10,066,380	$—	$22,932,222
Interest income	19,515	56,910	3,905	80,330
Depreciation and amortization	867,444	275,472	—	1,142,916
Net income (loss)	502,808	1,024,102	(1,524,331)	2,579
Long-lived asset expenditures	699,935	40,087	—	740,022
Segment Assets	$17,753,154	$12,284,076	$60,657	$30,097,887

Year Ended April 30, 2007:

	Natural Sweetener (Stevioside)	Chinese and Veterinary Medicines	Corporate and Other	Consolidated

Net Revenues	$8,351,383	$6,892,185	$—	$15,243,568
Interest income	65,108	19,518	3,068	87,694
Depreciation and amortization	325,044	319,578	—	644,622
Net income (loss)	821,290	559,447	(1,959,280)	(578,543)
Long-lived asset expenditures	8,136,598	49,790	—	8,186,388
Segment Assets	$13,850,346	$10,037,784	$2,431,238	$26,319,368

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 12 - SUBSEQUENT EVENTS

On June 30, 2008, our wholly owned subsidiary, QuFu Natural Green Engineering Co., Ltd., (“Qufu Natural Green”) entered into an Acquisition Agreement (the “Agreement”) with Qufu Shengwang Stevia Biology and Science Co., Ltd., a limited liability company organized under the laws of the people’s Republic of China (“Qufu Shengwang”) and its shareholder Shandong Shengwang Group Co., Ltd., a limited liability company organized under the laws of the Peoples Republic of China (“Shandong”). QuFu Shengwang was formed as a foreign invested entity in June 2007 with registered capital of $3,000,000. Qufu Shengwang sells stevia food additives and agricultural organic fertilizers and bio fertilizers which it manufactures in its production facility located in China.

Under the terms of the Agreement, Qufu Natural Green acquired Shadong’s 60% interest in Qufu Shengwang for a price of $7,016,200 (the “Qufu Shengwang Acquisition”). Shandong is owned by Laiwang Zhang, the Company’s President and Chairman of the board of directors. The purchase price of the Qufu Shengwang Acquisition represents 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008.

Upon completion of the Qufu Shengwang Acquisition, Shandong will purchase up to 29,000,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a price of $.25 per share no later than July 31, 2008. The number of shares which Shandong may purchase from the Company represents approximately 33% of the issued and outstanding Common Stock of the Company prior to the transaction.