Form 10-K/A
period 2008-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2008-09-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)

FORM 10-K/A

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

Explanatory Paragraph

Sunwin International Neutraceuticals, Inc. (the “Company”) is filing this amendment No. 1 to our Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the Securities and Exchange Commission on July 29, 2008 (the “Original Filing”). On September 11, 2008 the Company’s Board of Directors of determined that the Company’s consolidated financial statements for the fiscal year ended April 30, 2008 could no longer be relied upon as they contained an error in with regards to the liability of advances from customers, which was overstated by $570,090. The advance was, in fact, an advance from one of the Company’s subsidiaries to another Company subsidiary, that had it been accounted for correctly, would have been eliminated in consolidation. This Form 10-K/A includes restated financial statements for the fiscal year ended April 30, 2008 correcting this error which occurred during the fourth quarter of fiscal 2008. Please see Note 1 - Basis of Presentation for more detailed information on the effect of the restatement on our financial statements for the fiscal year ended April 30, 2008. this error did not affect either our net income or earnings per share, but had the effect of decreasing our current liabilities and total liabilities and increasing our comprehensive income. e Following the correction, the statement of cash flows for the fiscal year ended April 30, 2008 reflected an increase in net cash used in operating activities and an increase in the effect on exchange rate on cash. The correction of this error did not impact any previous quarterly reports filed by us.

The Items of this Form 10-K/A for the year ended April 30, 2008 which areamended and restated as a result of the restatement of our financial statements are as follows :

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,
•	Item 8. Financial Statements and Supplementary Data, and
•	Item 9A(T). Controls and Procedures.

This Form 10-K/A also includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1,31.2, 32.1 and 32.2. Except for the exhibits referenced in the preceding sentence, the exhibits included in Item 15 of this report speak as of the date of the Original Filing.

Except as described above, other than the elimination of the trademark symbol for our OnlySweet product, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

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

          In an effort to further expand our markets, in February 2006, we formed Sunwin Stevia International to market our OnlySweet sweetener in North America.

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

          On April 30, 2007 we entered into an additional one year agreement with China Direct Investments, Inc. Under the terms of the agreement China Direct Investments, Inc. was engaged to provide advice regarding general business development of Sunwin Stevia International, assist in the creation of marketing and sales plan, identify, evaluate and structure potential mergers or acquisitions and support us in the development of our OnlySweet line of products. As compensation for services, China Direct Investments, Inc. will receive, in perpetuity, 4% of the annual gross revenue generated by Sunwin Stevia International and/or its proprietary line of products. The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained. On April 30, 2008, China Direct investments, Inc. waived the fee.

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

OUR RECOGNITION OF UNREALIZED GAINS ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

          For fiscal 2008 and 2007, we reported unrealized gains on foreign currency translation of $2,406,398 and $558,736, respectively. As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, the financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. In fiscal 2007, this accounting treatment had the effect of significantly lowering our comprehensive loss for the year and in 2008 represented approximately 99.8% of our comprehensive income. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, does have a material impact on our financial statements.

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

          In addition, since we are dependent upon raw materials which are harvested and farmed, our ability to produce our products and compete in our markets is also subject to risks inherent in farming including weather and similar events which may reduce the amount of raw materials we are able to purchase from farmers as well as increased competition or market pressure which may result in reduced prices for our products. Finally, our ability to expand our revenues from the sale of stevioside, including our OnlySweet product, is further limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of stevioside may, however, be marketed and sold as a nutritional supplement.

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

          The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The translation adjustment and effect of exchange rate changes on cash for the fiscal years ended April 30, 2008 and 2007 were $665,083 and $144,583, respectively.

          If any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected. A significant decline in the value of the US dollar against the Renminbi could, and probably will, increase the costs associated with our recently launched marketing program in the United States relating to our OnlySweet natural sweetener.

          At April 30, 2008 we held cash of $40,720 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian Dollar. We periodically evaluate the credit quality of the financial institutions in which we hold deposits.

          As a result of the currency translation adjustments, we reported unrealized gains on foreign currency translation of $2,406,398 and $558,736 for the fiscal years ended April 30, 2008 and 2007, respectively. This non-cash item had effect of significantly increasing our comprehensive income for fiscal 2008 and significantly reducing our comprehensive loss in fiscal 2007.

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

RESULTS OF OPERATIONS

          The following table provides certain comparative information on our results of operations for the years ended April 30, 2008 and 2007.

	YEARS ENDED APRIL 30,

	2008	2007	$ DIFFERENCE	% DIFFERENCE

	(Restated)		(Restated)	(Restated)
Net Revenues	$22,932,222	$15,243,568	$7,688,654	50

Cost of Sales	16,846,679	11,520,323	5,326,356	46

Gross Profit	6,085,543	3,723,245	2,362,298	63

Operating Expenses:
Stock based consulting expense	1,085,129	987,229	97,900	10
Selling Expenses	2,483,177	1,619,559	863,618	53
General and Administrative	2,499,794	1,796,035	703,759	39

Total operating Expenses	6,068,100	4,402,823	1,665,277	38

Income (loss) from operations	17,443	(679,578)	697,021	103

Other income	86,818	101,035	(14,217)	(14)

Net income (loss) before income tax provision	104,261	(578,543)	682,804	118

Income taxes	(101,682)	—	101,682	n/m

Net income (loss)	2,579	(578,543)	581,122	100

Other comprehensive income	2,406,398	558,736	1,847,662	331

Comprehensive income (loss)	$2,408,977	$(19,807)	$2,428,784	n/m

n/m no meaning

Other key indicators:

(ALL FIGURES ARE AS A PERCENTAGE OF NET REVENUES)	STEVIOSIDE		CHINESE AND VETERINARY MEDICINE		TOTAL

	2008	2007	2008	2007	2008	2007

Cost of Sales	78%	79%	67%	71%	73%	76%
Selling Expenses	7%	5%	12%	12%	10%	8%
General & Administrative Expenses	11%	9%	11%	9%	17%	21%
Total Operating Expenses	17%	14%	23%	21%	26%	29%

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

Natural Sweetener (Stevioside)

          For the fiscal year ended April 30, 2008, net revenues from our stevioside segment increased $4,514,441 or approximately 54% over the preceding year. For fiscal 2008, revenues from this segment represented approximately 56% of our total net revenues as compared to approximately 55% for the prior year. We attribute the increase in the net revenues from this segment to increased sales efforts in the PRC and, in part, to our Sunwin Stevia International subsidiary, including $537,187 of net revenues from the sale of our OnlySweet products launched in North America during fiscal 2008. We believe the market for stevioside will remain strong as consumers continue to seek alternative sweeteners in their diets.

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

          During fiscal 2008, operating expenses for our stevioside segment increased $1,040,158. This increase is primarily attributable to the 54.1% overall increase in sales in this segment as well as additional expenses incurred as we promote our proprietary line of stevioside marketed under the name OnlySweet. Selling expenses related to our expanded marketing efforts in this segment increased approximately $632,000 between the periods.

          We continue to place emphasis on the expansion of sales of stevioside, in China and other parts of Asia as well as in North America. We also anticipate that revenues from OnlySweet will increase in fiscal 2009 as we continue to expand the distribution of that product. As a result of the completion of additional manufacturing facilities, which fully commenced operations in July 2007, we now have an aggregate production capacity of 500 tons per annum which we anticipate will be sufficient to meet demand for the foreseeable future. We anticipate our additional production capacity will be marketed to consumers in China, Japan, South Korea, and other Far East countries such as Singapore, Malaysia, Thailand, and India. During the year ended April 30, 2008, we manufactured approximately 402 tons of stevioside, and resold an additional 29 tons of stevioside which we purchased from other manufacturers in an effort to meet customer demand as our newly completed facility continues to expand its capacity. Comparatively during fiscal 2007 we manufactured 178 tons and resold additional 158 tons which we purchased from other manufacturers. As a result of our additional capacity, we anticipate we will continue to increase our production of stevioside.

          As we continue to focus on this segment of our business we are dedicated to maximizing our revenues in our stevioside segment. We anticipate operating expenses will continue to increase in future periods as we expand our stevioside operations including increases in marketing expenses. In August 2007, we launched a promotional campaign to help introduce customers to OnlySweet through in-store floor positioned in the sweetener aisle at approximately 2,000 retail locations. This initiative, recorded as a selling expense, began on August 13, 2007 and continued through October 13, 2007 at a cost of approximately $330,000, which we funded from working capital.

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

          For fiscal 2008, we reported other comprehensive income of $2,406,398, an increase of $1,847,662, or approximately 331%, compared to fiscal 2007. Other comprehensive income represents an unrealized gain on foreign currency translation and is a non-cash item. As described elsewhere in this report, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between April 30, 2008 and 2007, respectively:

	April 30,

	2008	2007	$ INCREASE /(DECREASE)	% INCREASE /(DECREASE)

	(Restated)		(Restated)	(Restated)
Working Capital	$12,450,800	$9,189,464	$3,261,336	35.5%

Cash	$6,811,136	$6,687,222	$123,914	1.9%
Accounts receivable, net	4,163,839	2,854,681	1,309,158	45.9%
Inventories, net	4,707,043	2,821,507	1,885,536	66.8%
Prepaid expenses and other current assets	264,576	765,265	(500,689)	(65.4%)

Total current assets	15,946,594	13,128,675	2,817,919	21.5%
Property and equipment, net	14,151,293	13,190,693	960,600	7.3%

Total Assets	$30,097,887	$26,319,368	$3,778,519	14.4%

Accounts payable and accrued expenses	$2,649,817	$3,851,829	$(1,202,012)	(31.2%)
Advances from customers	12,726	17,192	(4,466)	(25.9%)
Taxes payable	401,808	68,883	332,925	483.3%
Due to related party	431,443	1,307	430,136	n/m

Total current liabilities	3,495,794	3,939,211	(443,417)	(11.3%)
Other payables	154,207	139,531	14,676	10.5%

Total liabilities	$3,650,001	$4,078,742	$(428,741)	(10.5%)

          At April 30, 2008, we had working capital of $12,450,800 and cash of $6,811,136 as compared to cash of $6,687,222 and working capital of $9,189,464 at April 30, 2007. Our cash position by geographic area was as follows:

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

          At April 30, 2008, we held cash of $6,811,136 as compared to cash of $6,687,222 at April 30, 2007, an increase of $123,914. During fiscal 2008, net cash used in operating activities totaled $374,211, net cash used in investing activities was $740,022, net cash provided by financing activities totaled $1,143,154 and the effect of prevailing exchange rate on cash of $665,083.

          Net cash used in operating activities increased to $944,301 during fiscal 2008 as compared to cash provided from operating activities of $2,427,598 for fiscal 2007. For the year ended April 30, 2008, we used $1,519,253 to fund increases in inventory, $1,580,596 to reduce accounts payable and accrued expenses and $1,018,775 in increased levels of accounts receivable. These uses were offset by a reduction in prepaid expenses of $537,429. These increases in the use of cash in our operations are due primarily to the overall increase in sales levels and increased funding required to maintain these higher levels of operations. Comparatively during fiscal 2007, cash provided by operating activities of $2,427,598 is primarily due to an increase in accounts payable and accrued expenses of $2,204,464, which was offset by primarily an increase in inventory and accounts receivable of $975,385 and $224,976, respectively, and a decrease in advances from customers of $21,584.

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

Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and our Chief Financial Officer who serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer initially concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Sunwin International Neutraceuticals, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

          Subsequent to the Evaluation Date, on September 11, 2008 our Board of Directors determined that our consolidated financial statements for the fiscal year ended April 30, 2008 could no longer be relied upon as they contained an error. This error related to the liability of advances from customers, which was overstated by $570,090. The advance was, in fact, an advance from one of our subsidiaries to another subsidiary, that, had it been accounted for correctly, would have been eliminated in consolidation. As a result of this error, our management has determined that we failed to maintain effective controls to review and reconcile intercompany transactions. Accordingly, management determined that these control deficiencies constitute material weaknesses. A material weakness is a control deficiency or combination of control deficiencies, that result in more than a remote liklihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2008. Our management believes that remediation measures are required in order to improve our disclosure controls, due primarily to inadequate staffing within the finance and accounting group in China of a sufficient number of individuals with proper expertise in the proper application of United States generally accepted accounting principles (GAAP). However, there are no assurances that until such time as we correct these internal deficiencies that our financial statements will not contain errors in future periods.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”) in Internal Control-Integrated Framework. Our management initially concluded that, as of April 30, 2008, our internal control over financial reporting is effective based on these criteria. As set forth above, as a result of the restatement of our financial statements for the year ended April 30, 2008 our management as subsequently concluded that our internal control over financial reporting is ineffective.

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

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K/Ato be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin International Neutraceuticals, Inc.

By:	/s/ Dongdong Lin

Dongdong Lin, Chief Executive Officer,
Director, Principal Executive Officer
September 15, 2008

By:	/s/ Fanjun Wu

Fanjun Wu, Chief Financial Officer, and
Principal Accounting and Financial Officer
September 15, 2008

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/s Laiwang Zhang	President and chairman	September 15, 2008

Laiwang Zhang

s/s Dongdong Lin	Chief Executive Officer, Director,	September 15, 2008

Dongdong Lin	Principal Executive Officer

s/s Fanjun Wu	Chief financial Officer and Principal	September 15, 2008

Fanjun Wu	Accounting Officer

s/s Chengxiang Yan	Director	September 15, 2008

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
July 15, 2008                (Except as to Note 1 as to the effects of the Restated Financial Statements dated ---)

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,

	2008	2007

	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$6,811,136	$6,687,222
Accounts receivable, net of allowance for doubtful accounts of $467,415 and $360,878 for 2008 and 2007, respectively	4,163,839	2,854,681
Inventories, net	4,707,043	2,821,507
Prepaid expenses and other current assets	264,576	765,265

Total Current Assets	15,946,594	13,128,675

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,964,662 and $2,491, 941 for 2008 and 2007, respectively	14,151,293	13,190,693

Total Assets	$30,097,887	$26,319,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,649,817	$3,851,829
Advances from customers	12,726	17,192
Taxes payable	401,808	68,883
Due to related parties	431,443	1,307

Total Current Liabilities	3,495,794	3,939,211

OTHER PAYABLES	154,207	139,531

Total Liabilities	3,650,001	4,078,742

STOCKHOLDERS’ EQUITY:
Preferred stock: $.001 Par Value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $.001 Par Value; 200,000,000 shares authorized; 87,006,936 and 85,909,776 shares issued and outstanding at April 30, 2008 and 2007, respectively	87,007	85,910
Additional paid-in capital	17,218,066	15,420,880
Retained earnings	6,325,919	6,323,340
Subscription receivable	(372,900)	(372,900)
Other comprehensive income – foreign currency	3,189,794	783,396

Total Stockholders’ Equity	26,447,886	22,240,626

Total Liabilities and Stockholders’ Equity	$30,097,887	$26,319,368

See Notes to audited Consolidated Financial Statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,

	2008	2007

	(Restated)
NET REVENUES	$22,932,222	$15,243,568
COST OF SALES	16,846,679	11,520,323

GROSS PROFIT	6,085,543	3,723,245

OPERATING EXPENSES:
Stock-based consulting expenses	1,085,129	987,229
Selling expenses	2,483,177	1,619,559
General and administrative	2,499,794	1,796,035

Total Operating Expenses	6,068,100	4,402,823

INCOME (LOSS) FROM OPERATIONS	17,443	(679,578)

OTHER INCOME:
Other income	6,488	13,341
Interest income	80,330	87,694

Total Other Income	86,818	101,035

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	104,261	(578,543)

INCOME TAXES	(101,682)	—

NET INCOME (LOSS)	2,579	(578,543)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	2,406,398	558,736

COMPREHENSIVE INCOME (LOSS)	$2,408,977	$(19,807)

NET INCOME PER COMMON SHARE – BASIC AND DILUTED:
Net (loss) income per common share – basic	$0.00	$(0.01)

Net (loss) income per common share – diluted	$0.00	$(0.01)

Weighted Common Shares Outstanding – basic	86,821,905	85,909,776

Weighted Common Shares Outstanding – diluted	86,821,905	85,909,776

See Notes to audited Consolidated Financial Statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
For the Years Ended April 30, 2008 and 2007

	Common Stock, $.001 Par Value						Other Compre- hensive Loss	Total Stock- holders’ Equity

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Deferred Compensa- tion	Sub- scription Receivable

							(Restated)	(Restated)

Balance, April 30, 2006	73,917,276	$73,917	$12,013,424	$6,901,883	$(1,383,906)	$(3,680,000)	$224,660	$14,149,978

Common stock issued for services	2,155,000	2,155	446,208	—	—	—	—	448,363
Effect of adoption of FAS 123(R)	—	—	(1,383,906)	—	1,383,906	—	—	—
Amortization of stock based compensation	—	—	538,867	—	—	—	—	538,867
Sale of common stocks	9,812,500	9,813	3,793,812	—	—	—	—	3,803,625
Exercise of stock options	25,000	25	12,475	—	—	—	—	12,500
Subscription receivable	—	—	—	—	—	3,307,100	—	3,307,100
Net loss for the year	—	—	—	(578,543)	—	—	—	(578,543)
Foreign currency translation adjustment	—	—	—	—	—	—	558,736	558,736

Balance, April 30, 2007	85,909,776	85,910	15,420,880	6,323,340	—	(372,900)	783,396	22,240,626

Amortization of stock based compensation	—	—	1,085,129	—	—	—	—	1,085,129
Exercise of stock warrants	1,097,160	1,097	712,057					713,154
Net income for the year	—	—	—	2,579	—	—	—	2,579
Foreign currency translation adjustment	—	—	—	—	—	—	2,406,398	2,406,398

Balance, April 30, 2008	87,006,936	$87,007	$17,218,066	$6,325,919	$—	$(372,900)	$3,189,794	$26,447,886

See Notes to audited Consolidated Financial Statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,

	2008	2007

	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,579	$(578,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,142,916	644,622
Stock-based consulting and fees	1,085,129	987,229
Allowance for doubtful accounts	64,746	88,111
Changes in assets and liabilities:
Accounts receivable	(1,018,775)	(224,976)
Inventories	(1,519,253)	(975,385)
Prepaid expenses and other current assets	537,429	234,777
Accounts payable and accrued expenses	(1,580,596)	2,204,464
Taxes payable	379,334	68,883
Advances from customers	(37,810)	(21,584)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(944,301)	2,427,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(740,022)	(8,186,388)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(740,022)	(8,186,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivable	—	3,319,600
Proceeds from sales of common stock and exercise of stock options and warrants	713,154	3,803,625
Proceeds from related party	430,000	—
Proceeds from short term loan	150,000	720,000
Payments on short term loan	(150,000)	—
Payments on loans payable	—	(975,487)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,143,154	6,867,738

EFFECT OF EXCHANGE RATE ON CASH	665,083	144,583

NET INCREASE IN CASH	123,914	1,253,531

CASH – beginning of year	6,687,222	5,433,691

CASH – end of year	$6,811,136	$6,687,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$80,330	$87,694

Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stocks issued for consulting services	$—	$590,137

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

BASIS OF PRESENTATION

The financial statements for the fiscal year ended April 30, 2008 have been restated to correct for a classification error on the balance sheet as of that date. This error did not affect the statement of operations for the fiscal year ended April 30, 2008 or previous interim reports of the Company. Following the correction, the statement of cash flows for the fiscal year ended April 30, 2008 reflect net cash used in operating activities of $944,301 and the effect on exchange rate on cash of $665,083.

Components of the restatement are detailed as follows:

	As Filed	Adjustment to Restated	Restated

Advances from customers	$582,816	$(570,090)	$12,726

Other comprehensive income - Foreign currency	$2,619,704	$570,090	$3,189,794

Net (loss) income per common share - basic	$0.00	$0.00	$0.00
Net (loss) income per common share - diluted	$0.00	$0.00	$0.00

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

The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s Chinese subsidiary, Qufu, is the local currency; the Chinese dollar or Renminbi (“RMB”). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The cumulative translation adjustment and effect of exchange rate changes on cash at April 30, 2008 and 2007 were $665,083 and $144,583, respectively.

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