Form 10-K/A
period 2008-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2008-09-17
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)

FORM 10-K/A

Amendment No. 2

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

Explanatory Paragraph

Sunwin International Neutraceuticals, Inc. (the “Company”) is filing this Amendment No. 2 to our Form 10-K to amend our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended April 30, 2008, as filed with the Securities and Exchange Commission on September 15, 2008 to include a properly dated audit report and a properly dated Consent of Sherb & Co., LLP which was included as Exhibit 23.1. Due to clerical oversight, both the audit report and exhibit included in Amendment No. 1 failed to include the dual date of the audit report.

This Form 10-K (Amendment No. 2) also includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-K/A does not reflect events occurring after the filing of the 10-K or modify or update those disclosures affected by subsequent events, except as specifically disclosed in Amendment No. 1 to the Form 10-K.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

July 15, 2008 (Except as to Note 1 as to the effects of the Restated Financial Statements dated September 11, 2008)

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)

Exhibit No.	Description

23.1	Consent of Sherb & Co., LLP
31.1	Section 302 Certificate of President
31.2	Section 302 Certificate of Principal Accounting Officer
32.1	Section 906 Certificate of President
32.2	Section 906 Certificate of Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin International Neutraceuticals, Inc.

By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer,
Director, Principal Executive Officer
September 17, 2008

By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer, and
Principal Accounting and Financial Officer
September 17, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/s Laiwang Zhang	President and chairman	September 17, 2008
Laiwang Zhang

s/s Dongdong Lin	Chief Executive Officer, Director,	September 17, 2008
Dongdong Lin	Principal Executive Officer

s/s Fanjun Wu	Chief financial Officer and Principal	September 17, 2008
Fanjun Wu	Accounting Officer

s/s Chengxiang Yan	Director	September 17, 2008
Chengxiang Yan