Form 10-Q
period 2008-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2008-09-18
CIK 806592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended July 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 033-10456

                   SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
                   ------------------------------------------
               (Exact name of registrant as specified in charter)

         NEVADA                                      56-2416925
         ------                                      ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

6 SHENGWANG AVE., QUFU, SHANDONG, CHINA              273100
-----------------------------------------            ------
 (Address of principal executive offices)            (Zip Code)

                                (86) 537-4424999
                                ----------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                      Accelerated filer          [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 12, 2008 there were 87,006,936 shares of the registrant's common stock issued and outstanding.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JULY 31, 2008
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements.

     Consolidated Balance Sheets
              July 31, 2008(Unaudited) and April 30, 2008 (Restated) ......    3

     Consolidated Statements of Operations (Unaudited)
              For the three month periods ended July 31, 2008 and 2007 ....    4

     Consolidated Statements of Cash Flows (Unaudited)
              For the three month periods ended July 31, 2008 and 2007 ....    5

     Notes to Consolidated Interim Financial Statements (Unaudited) ....... 6-18

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................19-31

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk ..   32

     Item 4(T) - Controls and Procedures ..................................32-33

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ...........................................   33

     Item 1A. - Risk Factors ..............................................   33

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .   33

     Item 3 - Default Upon Senior Securities ..............................   33

     Item 4 - Submission of Matters to a Vote of Security Holders .........   33

     Item 5 - Other Information ...........................................   34

     Item 6 - Exhibits ....................................................   35

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                  July 31, 2008   April 30, 2008
                                                  -------------   --------------
                                                   (unaudited)      (restated)
CURRENT ASSETS:
   Cash ........................................  $   7,660,694   $   6,811,136
   Accounts receivable, net ....................      3,808,388       4,163,839
   Inventories, net ............................      5,013,694       4,707,043
   Prepaid expenses and other current assets ...        349,802         264,576
                                                  -------------   -------------
      Total current assets .....................     16,832,578      15,946,594

PROPERTY AND EQUIPMENT, net ....................     14,188,808      14,151,293
                                                  -------------   -------------

      Total assets .............................  $  31,021,386   $  30,097,887
                                                  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .......  $   2,757,071   $   2,649,817
   Advances from customers .....................          5,108          12,726
   Note payable ................................        100,000               -
   Taxes payable ...............................         85,604         401,808
   Due to related parties ......................        431,477         431,443
                                                  -------------   -------------
      Total current liabilities ................      3,379,260       3,495,794

OTHER PAYABLES .................................        157,747         154,207
                                                  -------------   -------------

      Total liabilities ........................      3,537,007       3,650,001
                                                  -------------   -------------

STOCKHOLDERS' EQUITY:
Preferred stock: $.001 par value;
 1,000,000 shares authorized;
 no shares issued and outstanding ..............              -               -
Common stock: $.001 par value
 200,000,000 shares authorized;
 87,006,936 shares issued and outstanding at
 July 31, 2008 and April 30, 2008, respectively          87,007          87,007
Additional paid-in capital .....................     17,341,813      17,218,066
Retained earnings ..............................      6,623,553       6,325,919
Subscription receivable ........................       (372,900)       (372,900)
Other comprehensive income - foreign currency ..      3,804,906       3,189,794
                                                  -------------   -------------

      Total stockholders' equity ...............     27,484,379      26,447,886
                                                  -------------   -------------

      Total liabilities and stockholders' equity  $  31,021,386   $  30,097,887
                                                  =============   =============

       See notes to unaudited consolidated condensed financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                              JULY 31,
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------

NET REVENUES .....................................  $  6,227,872   $  4,217,237
COST OF SALES ....................................     4,717,667      2,874,122
                                                    ------------   ------------

GROSS PROFIT .....................................     1,510,205      1,343,115
                                                    ------------   ------------

OPERATING EXPENSES:
   Stock-based consulting expenses ...............       123,748        123,748
   Selling expenses ..............................       459,336        576,960
   General and administrative expenses ...........       568,168        359,232
                                                    ------------   ------------

      Total operating expenses ...................     1,151,252      1,059,940
                                                    ------------   ------------

INCOME FROM OPERATIONS ...........................       358,953        283,175

OTHER INCOME:
   Other income (expense) ........................           240           (203)
   Interest income ...............................        12,611         25,666
                                                    ------------   ------------
      Total other income .........................        12,851         25,463

NET INCOME BEFORE PROVISION FOR INCOME TAXES .....       371,804        308,638

INCOME TAXES .....................................       (74,170)             -
                                                    ------------   ------------

NET INCOME .......................................       297,634        308,638

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation .......       615,112        410,856
                                                    ------------   ------------

COMPREHENSIVE INCOME .............................  $    912,746   $    719,494
                                                    ============   ============


NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
   Net income per common share - basic ...........  $       0.00   $       0.00
                                                    ============   ============

   Net income per common share - diluted .........  $       0.00   $       0.00
                                                    ============   ============

   Weighted Common Shares Outstanding - basic ....    87,006,936     86,824,629
                                                    ============   ============

   Weighted Common Shares Outstanding - diluted ..    87,006,936     88,517,684
                                                    ============   ============

       See notes to unaudited consolidated condensed financial statements

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                              JULY 31,
                                                     --------------------------
                                                         2008           2007
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................  $   297,634    $   308,638
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation expense ...........................      361,023        184,182
   Stock-based consulting fees ....................      123,748        123,748
   Allowance for doubtful accounts ................       41,237       (201,837)
   Changes in assets and liabilities:
   Accounts receivable ............................      404,943         28,500
   Inventories ....................................     (201,729)    (1,206,214)
   Prepaid expenses and other current assets ......      (78,462)       (16,783)
   Due to related parties .........................            -             26
   Accounts payable and accrued expenses ..........       49,131       (341,749)
   Taxes payable ..................................     (322,476)             -
   Advances to and from customers .................       (7,838)        31,812

                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      667,211     (1,089,677)
                                                     -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures ...........................      (76,269)      (597,419)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock and exercise
    of stock options ..............................            -        713,154
   Proceeds from short term loan ..................      100,000        150,000
                                                     -----------    -----------

   Payments on short term loan ....................            -              0
   Payments on loans payable ......................            -              0
                                                     -----------    -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ...      100,000        863,154
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH ...................      158,616         94,135
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH ...................      849,558       (729,807)

CASH - beginning of period ........................    6,811,136      6,687,222
                                                     -----------    -----------

CASH - end of period ..............................  $ 7,660,694    $ 5,957,415
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for taxes ............................  $   180,586    $         -
                                                     ===========    ===========

       See notes to unaudited consolidated condensed financial statements.

           SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Sunwin International Neutraceuticals, Inc. ("we", "us", "our" and the "Company") was incorporated in 1987 in the State of Nevada. Substantially all of our business operations are conducted through our wholly owned subsidiaries; Qufu Natural Green Engineering Co., Ltd. and its subsidiaries, a Chinese limited liability company, organized under the laws of the People's Republic of China, with its principal offices located in Qufu, China ("Qufu") and Sunwin Stevia International Corp., a Florida corporation ("Sunwin Stevia").

Through Qufu, we are engaged in the manufacture and sale of natural sweeteners (stevioside), traditional Chinese medicines, organic herbal medicines, other neutraceutical products and veterinary medicines prepared from organic herbal ingredients.

Qufu was founded in 1999 and was re-registered in 2004 to amend its capital structure. Qufu has three wholly owned subsidiaries also located in the Peoples Republic of China ("PRC"):

   -  Shengya Veterinary Medicine Co., Ltd.;
   -  Shengyuan Herb Extraction Co., Ltd.; and
   -  Qufu Chinese Medicine Factory.

In addition to Qufu, we also operate through two North American subsidiaries, which are active in marketing Qufu's products in North America:

   -  Sunwin Stevia International; and
   -  Sunwin Canada.

In December 2007, as a cost cutting measure, we dissolved Sunwin California, Inc., our wholly-owned subsidiary, with their marketing efforts being absorbed by Sunwin Stevia International.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements should be read in conjunction with the financial statements for the year ended April 30, 2008 and notes thereto contained on Form 10-K/A of the Company as filed with the SEC. The results of operations and cash flows for the three month period ended July 31, 2008 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the fiscal year ended April 30, 2008 have been restated to correct for a classification error with regards to the liability of advances from customers, which was overstated by $570,090. The advance was, in fact, an advance from one of the Company's subsidiaries to another Company subsidiary, that had it been accounted for correctly, would have been eliminated in consolidation. Following the correction, the statement of cash flows for the fiscal year ended April 30, 2008 reflected an increase in net cash used in operating activities and an increase in the effect on exchange rate on cash. The correction of this error did not impact any previous quarterly reports filed by us. Components of the restatement are detailed as follows:

                                                        Adjustment
                                          As Filed     to Restated     Restated
                                         ----------    -----------    ----------

Advances from customers ............     $  582,816    $  (570,090)   $   12,726
                                         ----------    -----------    ----------

Other comprehensive income -
  Foreign currency translation .....     $2,619,704    $   570,090    $3,189,794
                                         ----------    -----------    ----------

Net (loss) income per common share -
  basic ............................     $     0.00    $      0.00    $     0.00
                                         ==========    ===========    ==========
Net (loss) income per common share -
  diluted ..........................     $     0.00    $      0.00    $     0.00
                                         ==========    ===========    ==========

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. Actual results could differ from those estimates. Significant estimates for the three month periods ended July 31, 2008 and 2007 include the allowance for doubtful accounts, the reserve for obsolete inventory, assumptions associated with the recognition of stock based compensation and the useful life of property, plant and equipment.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The carrying value of these instruments approximates their fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At July 31, 2008 and April 30, 2008, the allowances for doubtful accounts were $519,761 and $467,415, respectively.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. Due to short production cycle of our natural products, we do not maintain a work-in-process inventory.

NOTE PAYABLE

On July 1, 2008, the Company and Mr. Laiwang Zhang, our president and chairman, entered into a $100,000 note payable agreement with China Direct Investments, Inc., a consultant to the Company. The note bears interest at 6% per annum, and is secured by 400,000 shares of our common stock held by Mr. Laiwang Zhang and is due with all related accrued interest on July 1, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, note payable, advances from customers and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for our Chinese subsidiaries. We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", as clarified by the Financial Accounting Standard Board ("FASB") interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

INCOME PER SHARE

Net income per common share for the three month periods ended July 31, 2008 and 2007 is based upon the weighted average common shares and dilutive common stock equivalents, if any, outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The effect of outstanding warrants to purchase common stock, which could result in the issuance of 9,696,590 additional common shares at July 31, 2008, is anti-dilutive as the exercise price of the warrants exceeds the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for that period. We had no stock options outstanding at July 31, 2008 or 2007, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Accumulated depreciation on property and equipment totaled $4,420,007 and $3,964,662 at July 31, 2008 and April 30, 2008, respectively.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" and are included in determining net income or loss.

The reporting currency for the Company is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The cumulative translation adjustments and effect of exchange rate changes on cash at July 31, 2008 and 2007 were $158,616 and $94,135, respectively.

COMPREHENSIVE INCOME

We report comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income for the three month periods ended July 31, 2008 and 2007 included net income and foreign currency translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2008, we had $7,496,718 on deposit in China, which is not insured. We have not experienced any losses in such accounts through July 31, 2008.

Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, we believe concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. We also perform ongoing credit evaluations of its customers to help further reduce potential credit risk.

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with SFAS No. 123R, "Share-Based Payment, An Amendment to FASB Statement No. 123". SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees as an expense in our statements of operations over the service periods of each award.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 has not had a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115". SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 has not had a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS 141R is a revision of SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustment to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact of adoption on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 2 - INVENTORIES

At July 31, 2008 and April 30, 2008, inventories consisted of the following:

                                                JULY 31, 2008     APRIL 30, 2008
                                                -------------     --------------
                                                 (UNAUDITED)

Raw materials ............................       $ 2,311,839       $ 2,768,310
Finished goods ...........................         2,776,154         2,011,365
                                                 -----------       -----------
                                                   5,087,993         4,779,675
Less: reserve for obsolete inventory .....           (74,299)          (72,632)
                                                 -----------       -----------
                                                 $ 5,013,694       $ 4,707,043
                                                 ===========       ===========

Due to the short duration inherit in the manufacture of our natural products, we do not maintain a work-in-process inventory.

NOTE 3 - PROPERTY AND EQUIPMENT

At July 31, 2008 and April 30 2008, property and equipment consisted of the following:

                                 ESTIMATED LIFE   JULY 31, 2008   APRIL 30, 2008
                                 --------------   -------------   --------------
                                                   (UNAUDITED)

Office Furniture .............       7 Years      $      3,595    $       3,547
Autos and Trucks .............      10 Years            20,173           19,901
Manufacturing Equipment ......      20 Years        13,569,558       13,265,656
Buildings ....................      20 Years         4,923,896        4,730,037
Office Equipment .............       5 Years            73,042           70,374
Construction in Process ......                          18,551           26,440
                                                  ------------    -------------
                                                    18,608,815       18,115,955
Less: Accumulated Depreciation                      (4,420,007)      (3,964,662)
                                                  ------------    -------------
                                                  $ 14,188,808    $  14,151,293
                                                  ============    =============

For the three month periods ended July 31, 2008 and 2007, depreciation expense totaled $361,023 and $184,182, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company pays management fees to Shandong Shengwang Pharmaceutical Co., Ltd., a limited liability company organized under the laws of the PRC ("Pharmaceutical Corporation"), in which Mr. Laiwang Zhang, our president and chairman holds a majority interest. The management fees, which are included in general and administrative expenses, totaled $131,857 and $55,760 for the three month periods ended July 31, 2008 and 2007, respectively. At July 31, 2008 and April 30, 2008, we owed Pharmaceutical Corporation management fees of $13,613 and $1,443, respectively.

In February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. Included in this transaction were options to purchase 800,000 shares of our common stock with an exercise price of $0.90 granted to Ms. Fanjan Wu, our Chief Financial Officer. Upon exercise of these options, Ms. Wu delivered to us a non-interest bearing promissory note in the amount of $720,000. While the grant of the options and the delivery of the note were disclosed and accounted for within our financial statements in prior periods, our disclosure of these transactions failed to disclose that Ms. Wu was the recipient of an option grant, nor did we disclose that she had exercised the option by delivery of the promissory note.

Section 402 of the Sarbanes Oxley Act of 2002 prohibits granting credit in the form of a personal loan to a director or executive officer of a public company. The delivery by Ms. Wu to us of a promissory note as consideration for the payment of the exercise price of the options was considered the extension of credit to her and, accordingly, in violation of Section 402 of the Sarbanes Oxley Act of 2002.

At July 31, 2008 Ms. Wu owed us $54,900 under the note. As set forth below, she has agreed to assume a portion of a liability owed by us under a note payable to a third party in satisfaction of this amount. Notwithstanding the foregoing, should the Securities and Exchange Commission determine to investigate the matter, we could become subject to litigation involving the granting of this personal loan to Ms. Wu, which such investigation and/or litigation could involve significant time and costs and may not be resolved favorably. Our Board of Directors is evaluating Ms. Wu's ongoing role in our company.

As set forth above, in February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. At July 31, 2008 the amount outstanding under those notes was $372,900 and is reflected on our balance sheet as a subscription receivable. In addition, on September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of our company. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, the three employees who collectively represented the amount of subscription receivable due us, which included Ms. Wu our Chief Financial Officer, agreed to pay the amounts of the subscription receivables owned by each of them directly to the lender in satisfaction of $372,900 of the amount owned by our company and lender agreed to accept in partial payment of amounts due him, payment by three employees of our company. As a result of this transaction, monies due us in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

On July 1, 2008, we borrowed $100,000 from China Direct Investments, Inc., a consultant to our company. We used the proceeds for general working capital purposes to our North America locations. Pursuant to this loan, we and Mr. Laiwang Zhang, our president and chairman, delivered a secured promissory note under which we are jointly and severally liable. The note, which bears interest at 6% per annum, is secured by 400,000 shares of our common stock held by Mr. Laiwang Zhang, and the principal and all accrued but unpaid interests is due on July 1, 2009.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at July 31, 2008 and April 30, 2008 totaled $349,802 and $264,576, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us including employee advances. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Our subsidiaries in China are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Under the PRC Income Tax Law, beginning in January 2008, wholly-owned foreign enterprises are subject a maximum of 25%, inclusive of state and local income taxes.

NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At July 31, 2008 and April 30, 2008, there were no shares of preferred stock issued or outstanding.

COMMON STOCK

During the three month period ended July 31, 2008, the Company did not issue any common stock. During the fiscal year ended April 30, 2008, the Company issued 1,097,160 shares of common stock upon the exercise of warrants with proceeds of $713,154. These warrants were exercised at $0.65 per share.

STOCK OPTIONS

On March 23, 2005, our Board of Directors authorized and adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The 2005 Plan reserved 5,000,000 of its authorized, but unissued shares of common stock for issuance. On February 7, 2006, our Board of Directors authorized and adopted the 2006 Equity Compensation Plan (the "2006 Plan"). The Company reserved 6,200,000 of its authorized but unissued shares of common stock for issuance under the 2006 Plan. The number of shares authorized under both the 2005 or 2006 Plan, may be amended (subject to adjustment in the event of certain changes in our capitalization) without further action by the Board of Directors and stockholders, as required.

As of July 31, 2008 or April 30, 2008, no options were outstanding or available for issuance under either the 2005 Plan or 2006 Plan.

COMMON STOCK PURCHASE WARRANTS

In connection with an offering of securities completed in March 2007, the Company issued 9,812,500 shares of common stock at $0.42 per share and granted 9,812,500 common stock purchase warrants to investors. Gross proceeds of the offering totaled $4,121,500. The warrants are exercisable at $0.65 per share for five years from the date of issuance. In connection with this offering, the Company also issued an additional 981,250 warrants, exercisable under the same terms and conditions as the investor warrants, to finders and consultants in the transaction, including 38,000 to Skyebanc, Inc. who served as a placement agent and 225,000 warrants to China Direct Investments, Inc. who served as a consultant in the transaction, and 718,250 common stock purchase warrants to certain advisors for due diligence fees.

During the fiscal year ended April 30, 2008, the Company received proceeds of $713,154 from the exercise of 1,097,160 warrants which were issued in connection with this offering.

A summary of the changes of the Company's outstanding common stock purchase warrants granted during the three month period ended July 31, 2008 is as follows:

                                                           WEIGHTED AVERAGE
                                                SHARES      EXERCISE PRICE
                                               ---------   ----------------

Outstanding at April 30, 2008 ..............   9,696,590        $ 0.65
   Granted .................................           -             -
   Exercised ...............................           -             -
   Forfeited ...............................           -             -
                                               ---------        ------

Outstanding at July 31, 2008 ...............   9,696,590        $ 0.65
                                               =========        ======

Warrants exercisable at end of period ......   9,696,590        $ 0.65
                                               =========        ======

The following information applies to all warrants outstanding at July 31, 2008:

               Warrants Outstanding                        Warrants Exercisable
---------------------------------------------------       ----------------------
                           Weighted
                           Average         Weighted                     Weighted
Range of                   Remaining       Average                      Average
Exercise                   Contractual     Exercise                     Exercise
Prices        Shares       Life            Price           Shares       Price
--------     ---------     -----------     --------       ---------     --------

 $ 0.65      9,696,590        3.67          $ 0.65        9,696,590      $ 0.65
========     =========     ===========     ========       =========     ========

NOTE 8 - CONSULTING AGREEMENTS AND COMMITMENTS

CONSULTING AGREEMENTS

On April 24, 2007 the Company entered into a consulting agreement with CDI Shanghai Management Co., Ltd. In connection with this agreement, we issued 1,200,000 shares of our common stock, with a fair value of $600,000, to be earned over the term of the agreement which expired on April 30, 2008. The agreement further provided the company would pay Capital One Resources Co., Ltd. and/or its designees discretionary award fees payable in cash or marketable securities. In April 2007, under the terms of this agreement, we paid an additional award fee of 305,000 shares of our common stock with a fair value of $152,500.

For the three month periods ended July 31, 2008 and 2007, amortization of deferred consulting expenses amounted to $123,748 for both periods.

On April 30, 2007, the Company and its wholly owned subsidiary Sunwin Stevia International Corp. ("Sunwin Stevia International") entered into an agreement with China Direct Inc. Under the terms of the agreement China Direct Inc., shall assist with the business development efforts related to Sunwin Stevia International Corp. including but not limited to efforts related to the OnlySweet line of products. As consideration for these services China Direct Inc. was entitled to receive an annual fee, in perpetuity, equal to four percent (4%) of the annual gross sales revenue generated by Sunwin Stevia International Corp. and/or its proprietary line of products (the "Annual Fee"). The Annual Fee is to be calculated after each fiscal year end and shall be paid quarterly in four (4) equal installments over the following fiscal year on March 31st, June 30th, September 30th and December 31st. This Annual Fee is to continue in perpetuity and survive any termination of consulting services rendered by China Direct Inc. to the Company. In the event of any sale, merger, transfer of rights or disposition of assets of Sunwin Stevia International, the Annual Fee shall survive and continue to be paid by the acquirer(s). During the fiscal year ended April 30, 2008, this agreement was modified to waive payment and accrual of this fee until a later date to be mutually agreed upon by the parties. No expense has been recognized under this agreement for the three month periods ended July 31, 2008 or 2007, respectively.

NOTE 9 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. To the best of the Company's management's knowledge, they believe no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the three month ended July 31, 2008 and 2007, the Company operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and animal medicines prepared from organic herbal ingredients. The Company's reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the three month periods ended July 31, 2008 and 2007 is as follows:

                                  NATURAL     CHINESE AND
                                 SWEETENER    VETERINARY    CORPORATE
                                (STEVIOSIDE)   MEDICINES    AND OTHER    CONSOLIDATED
                                -----------   -----------   ---------    ------------
Three Months Ended July 31, 2008
--------------------------------

Net Revenues ................   $ 3,519,097   $ 2,708,775   $       -    $ 6,227,872
Interest income .............         2,586        10,025           -         12,611
Depreciation and amortization       286,991        74,032           -        361,023
Net income (loss) ...........       210,304       245,591    (158,261)       297,634
Long-lived asset expenditures        76,269             -           -         76,269
Segment Assets ..............   $18,178,297   $12,791,545   $  51,544    $31,021,386

Three Months Ended July 31, 2007
--------------------------------

Net Revenues ................   $ 2,323,131   $ 1,894,106   $       -    $ 4,217,237
Interest income .............         5,482        19,736         448         25,666
Depreciation and amortization        84,100       100,082           -        184,182
Net income (loss) ...........       216,190       514,233    (421,785)       308,638
Long-lived asset expenditures             -       597,419           -        597,419
Segment Assets ..............   $14,424,446   $12,378,017   $ 916,234    $27,718,697

NOTE 11 - SUBSEQUENT EVENTS

On September 2, 2008, our wholly owned subsidiary, Qufu amended its June 30, 2008 Acquisition Agreement (the "Acquisition Agreement Amendment") with Qufu Shengwang Stevia Biology and Science Co., Ltd., a limited liability company organized under the laws of the Peoples Republic of China ("Qufu Shengwang") and its shareholder, Group Corporation.

Under the terms of the Acquisition Agreement Amendment, Qufu will acquire Group Corporation's 60% interest in Qufu Shengwang for U.S. $6,200,413 to be paid in cash at closing (the "Qufu Shengwang Acquisition"). Shandong Shengwang is majority owned by Laiwang Zhang, the Company's president and chairman of the board of directors. The purchase price of the Qufu Shengwang Acquisition represents 60% of the value of the net tangible assets of Qufu Shengwang of $10,334,022 as of April 30, 2008 as determined by an independent audit prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). Qufu Shengwang's net tangible assets were reduced from $11,693,666 to $10,334,022 as a result of the application of US GAAP which required the elimination of the difference between the fair market value and cost basis of the land use rights recorded by Qufu Shengwang in its financial statements prior to completion of an audit to its financial statements as of April 30, 2008. Under the terms of the Acquisition Agreement Amendment, the closing on the Qufu Shengwang Acquisition shall take place not later than September 30, 2008 with an effective date for completion of the transaction as of September 1, 2008.

The Company is utilizing its cash on hand to acquire the 60% interest in Qufu Shengwang. Upon completion of the Qufu Shengwang Acquisition, Group Corporation has entered into an agreement to purchase 29,525,776 shares of our common stock, $0.001 par value per share, at a price of $.21 per share (the "Stock Sale Agreement Amendment"). The number of shares which Group Corporation may purchase from the Company represents approximately 34% of the issued and outstanding shares of common stock of the Company prior to the transaction.

In addition, the Stock Sale Agreement Amendment provides that in the event Qufu Shengwang does not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the "Target Amount") over a period of 36 consecutive months beginning the first day of the month following the closing of the stock purchase (the "Earnings Target Period"), Group Corporation shall be obligated to return to us a number of shares of common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which is the Target Amount less the amount of Qufu Shengwang's net income earned over the Earnings Target Period and the denominator is the Target Amount; by (ii) 29,525,776, the number of shares purchase under the Stock Sale Agreement Amendment. The closing under the Stock Sale Agreement Amendment shall take place no later than September 30, 2008.

On September 5, 2008, a related party of the Company agreed to accept in partial payment of amounts due them, payment by three employees of the Company, who owed us an aggregate of $372,900 relating to the exercise of common stock options. As a result of this transaction, monies due the company in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as they relate to our doing business solely within the People's Republic of China ("PRC"). Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OVERVIEW

         Through our subsidiaries located in the PRC, we manufacture and sell neutraceutical products. Our focus is to provide our customers with naturally produced nutrition food additives or nutritional supplements and target markets for both human and veterinary consumption. Our product lines can be classified into three distinct product groups:

         o Stevioside, a 100% natural sweetener derived from the leaves of the stevia plant;

         o  Traditional Chinese medicines and formula extracts; and

         o  Natural veterinary medicines and animal food additives.

         For accounting purposes, due to similarities in the processing and reporting of naturally processed Chinese medicines and natural veterinary medicines, we report our operations in two segments, natural sweeteners (stevioside) and Chinese and veterinary medicines.

         Approximately 57% of our total net revenues in the first quarter of fiscal 2009 period are derived from our natural sweetener stevioside product. Our principal customers for this product are located in Asia, primarily China and Japan where stevioside is approved for use as both a food additive as well as a nutritional supplement. China has emerged as the world's largest producer of stevioside. We believe that we are currently one of the top three stevioside manufacturers in China.

         We also manufacture and sell traditional Chinese medicines and formula extracts that are used in products made for both humans and animals. Our veterinary group manufactures and sells a comprehensive group of veterinary medicines utilized in more than 200 different veterinary products.

         Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside in Western countries, we face competition in the PRC in the manufacture and sale of stevioside. There are approximately 30 stevioside manufacturers in China, with approximately 10 companies operating on a continuous basis. In an effort to increase our competitive position in the PRC, in December 2005, we completed the upgrade of our existing stevioside production facility. This facility now has a production capacity of 300 tons of stevioside per year. In March 2007, we completed the construction of a second stevioside manufacturing facility. The new facility is located in Shuyuan Economic Zone of Qufu City, Shangdong Province. Through April 2008, we invested approximately $10,324,000 in buildings and equipment for the new facility. The construction of the facility commenced in August 2006 and became fully operational in July 2007. Our new stevioside manufacturing facility is capable of producing an additional 200 tons of stevioside per year, increasing our total annual production capacity to 500 tons. The additional production is being marketed to consumers in China, Japan, South Korea, and other Far Eastern countries such as Singapore, Malaysia, Thailand, and India.

         Both of our operational segments are dependent upon raw materials which are harvested and farmed. Our ability to produce our products and compete in our markets is also subject to risks inherent in farming including weather and similar events which may reduce the amount of raw materials we are able to purchase or at what prices these materials are available. Further, our ability to expand our revenues from the sale of stevioside, including our OnlySweet product, is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of stevioside may, however, be marketed and sold as a nutritional supplement.

         All of our product groups operate in highly competitive environments. We estimate there are more than 200 companies in China that produce traditional Chinese medicines and extracts and refined chemical products and 5,000 companies in China selling veterinary medicines. The sale of our products in these two product groups is concentrated on domestic customers; therefore, our ability to expand our revenues in these product groups is limited to, and to a certain extent dependant upon, economic conditions in the PRC.

         While we are a U.S. company, substantially all of our operations are located in the PRC, and accordingly, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a Communist country, differences in technology standards, employment laws and business practices, longer payment cycles, and changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our operating results.

FOREIGN EXCHANGE CONSIDERATIONS

         As revenues from our operations in the PRC accounted for substantially all of our net revenues for the three month periods ended July 31, 2008 and 2007, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation".

         The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the periods presented for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The translation adjustment and effect of exchange rate changes on cash for the three months ended July 31, 2008 and 2007 were $158,616 and $94,135, respectively.

         If any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected. A significant decline in the value of the US dollar relative to the Renminbi could, and probably will, increase the costs associated with our marketing program in the United States relating to our OnlySweet natural sweetener.

         At July 31, 2008 we held cash of $32,007 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian Dollar.

         As a result of the currency translation adjustments, we reported unrealized gains on foreign currency translation of $1,185,202 and $410,856 for the three month periods ended July 31, 2008 and 2007, respectively. This non-cash item had the effect of significantly increasing our comprehensive income for both periods presented.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies as well as the Basis of Presentation included in Note 1 to the Consolidated Financial Statements (unaudited) appearing elsewhere in this quarterly report, are important to understanding and evaluating our reported financial results.

PROPERTY AND EQUIPMENT

         We record property and equipment at cost. Depreciation and amortization are recognized using the straight-line method over the estimated economic lives of the assets, which are from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

SHARE-BASED COMPENSATION

         We account for stock options issued to employees in accordance with the Financial Accounting Standards Board ("FASB") Statement 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123 " ("FAS 123R"). FAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in our statements of operations over the service period of each award.

REVENUE RECOGNITION

         We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 has not had a material effect on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115". SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 has not had a material effect on our consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS 141R is a revision of SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustment to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

         In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

         On June 16, 2008, the FASB issued final Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact of adoption on our consolidated financial statements.

         A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

RESULTS OF OPERATIONS

         It should be noted that while we reported net income and comprehensive income for the three month periods ended July 31, 2008 and 2007, the majority of our comprehensive income resulted from translation adjustments derived from translating the local Chinese currency into U.S. dollars for reporting purposes. Future changes in the exchange rates, over which we have no control, could result in a negative effect on our comprehensive income.

         The following table provides certain comparative information on our results of operations for the three month periods ended July 31, 2008 and 2007.

                                                   THREE MONTHS ENDED JULY 31,
                                         -----------------------------------------------
                                                                          Difference
                                             2008          2007           $
                                         -----------    ----------   -----------    ----
Net Revenues .........................   $ 6,227,872    $4,217,237   $ 2,010,635     48%
Cost of Sales ........................     4,717,667     2,874,122     1,843,545     64%

                                         -----------    ----------   -----------    ----
Gross Profit .........................     1,510,205     1,343,115       167,090     12%

Operating Expenses:
   Stock based consulting expense ....       123,748       123,748             0      0%
   Selling Expenses ..................       459,336       576,960      (117,624)   -20%
   General and Administrative ........       568,168       359,232       208,936     58%

                                         -----------    ----------   -----------    ----
Total operating Expenses .............     1,151,252     1,059,940        91,312      9%

                                         -----------    ----------   -----------    ----
Income from operations ...............       358,953       283,175        75,778     27%

Other income .........................        12,851        25,463       (12,612)   -50%

                                         -----------    ----------   -----------    ----
Net income before income tax provision       371,804       308,638        63,166     20%

Income taxes .........................       (74,170)            0       (74,170)    n/m

                                         -----------    ----------   -----------    ----
Net income ...........................       297,634       308,638       -11,004     -4%

Other comprehensive income ...........       615,112       410,856       204,256     50%

                                         -----------    ----------   -----------    ----
Comprehensive income .................   $   912,746    $  719,494   $   193,252     27%
                                         ===========    ==========   ===========    ====

n/m no meaning

Other key indicators for the three month periods ended July 31, 2008 and 2007:

      (ALL UNAUDITED FIGURES                         CHINESE AND
      ARE AS A PERCENTAGE OF                         VETERINARY
           NET REVENUES)             STEVIOSIDE       MEDICINE          TOTAL
                                    ------------    ------------    ------------
                                    2008    2007    2008    2007    2008    2007
                                    ----    ----    ----    ----    ----    ----

Cost of Sales ...................    80%     76%     71%     58%     76%     68%
Selling Expenses ................     4%      5%     12%     11%      7%      6%
General & Administrative Expenses     9%     19%      7%      5%     11%     19%
Total Operating Expenses ........    13%     24%     19%     16%     18%     25%

Overall

         For the three month period ended July 31, 2008, our total net revenues increased approximately $2,011,000 or approximately 48% from the comparable period of the preceding fiscal year. This increase reflects increases in sales between the periods both in our natural sweetener (stevioside) segment and our Chinese and animal medicines segment. We attribute the overall increase in both segments to improved reception and demand for natural or "green" products for both human and animal consumption as well as increased recognition in the benefits of herbal medicines for many health related indications. While there can be no assurance, we anticipate a continued acceptance and increase in demand for more natural products to continue for the foreseeable future.

         For the three month period ended July 31, 2008, cost of sales as a percentage of net revenues increased approximately 8% to 76% from 68% for the three months ended July 31, 2007. This increase is due in large to an increase in coal price in the PRC between the periods reported. This increase affects our costs both directly through our own energy costs as well as indirectly through related increases in PRC sourced raw materials on which we are dependant. In addition, our new stevioside production facility became operational in July 2007. Despite the decrease in our gross profit percentage relative to sales, our total gross profit increased $167,090 or approximately 12% between the periods is due to our 48% increase in overall sales levels.

         For three month period ended July 31, 2008, total operating expenses remained relatively stable between periods, increasing $91,312, or approximately 9%. Components of operating expenses did however fluctuate. Selling expenses declined approximately 20% between the periods due mainly to the completion of our expanded marketing program within our Stevioside segment related to the launch of our OnlySweet sweetener product in the U.S. in the prior year. This decrease in costs was largely offset by an increase in our general and administrative expenses stemming primarily from operational growth between periods.

         The following table provides information on net revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for three month periods ended July 31, 2008 and 2007, respectively, as well as information related to our corporate operating expenses:

                                                              Three Month Periods Ended July 31,
                          ------------------------------------------------------------------------------------------------
                                                         CHINESE AND
                                STEVIOSIDE           VETERINARY MEDICINE     CORPORATE AND OTHER            TOTAL
                          -----------------------   ----------------------  ---------------------   ----------------------
                             2008        2007          2008        2007        2008        2007        2008        2007
                          ----------  -----------   ----------  ----------  ---------   ---------   ----------  ----------
Net Revenues ...........  $3,519,097  $ 2,323,131   $2,708,775  $1,894,106  $       -   $       -   $6,227,872  $4,217,237
Cost of Sales ..........   2,806,360    1,771,171    1,911,307   1,102,951          -           -    4,717,667   2,874,122

                          ----------  -----------   ----------  ----------  ---------   ---------   ----------  ----------
Gross Profit ...........     712,737      551,960      797,468     791,155          -           -    1,510,205   1,343,115
Total Operating Expenses     466,733      563,685      527,058     297,274    157,461     198,981    1,151,252   1,059,940

                          ----------  -----------   ----------  ----------  ---------   ---------   ----------  ----------
Total Income (Loss)
 from Operations .......  $  246,004  $   (11,725)  $  270,410  $  493,881  $(157,461)  $(198,981)  $  358,953  $  283,175
                          ==========  ===========   ==========  ==========  =========   =========   ==========  ==========

Natural Sweetener (Stevioside)

         For the quarter ended July 31, 2008, net revenues from our stevioside segment represented approximately 57% of our total net revenues as compared to approximately 55% for the prior period. For the three month period ended July 31, 2008, net revenues from our stevioside segment increased $1,195,966 or approximately 51% over the preceding period. We attribute the increase in the net revenues from this segment to increased sales efforts in the PRC and, in part, to our Sunwin Stevia International subsidiary, including $124,155 of net revenues from the sale of our OnlySweet products launched in North America during fiscal 2008. We believe the market for stevioside will remain strong as consumers continue to seek alternative, more natural, sweeteners in their diets. In addition we are continuing our efforts to have stevioside widely accepted as a food additive in those jurisdictions, such as Canada, where approval is limited to supplemental status only.

         During the three month period ended July 31, 2008, cost of sales as a percentage of sales related to our stevioside segment was approximately 80%, increasing approximately 4% from the same period of the preceding fiscal year. In the past year, local farmers have increased production of stevia leaves in response to growing demand. Due to the increased supply, we ceased our policy of contracting local farmers to grow stevia leaves for our designated production. While we believe this is a financially sound decision, our cost of sales in this segment may be subject to more volatile swings in raw material costs based on demand, farming related fuel costs, farming conditions, etc. In addition, our new stevioside production facility became operational in July 2007. While this facility is providing needed expansion in our production capacity, this addition did add to our overall cost structure and in the near term, an increase in our cost of sales as a percentage of net revenues. Despite the fluctuation in raw material costs experienced this quarter, as a result of an overall increase in revenues in this segment, our gross profit increased $160,777, or approximately 29% over 2007.

         For the three month period ended July 31, 2008 operating expenses for our stevioside segment decreased $96,952 or approximately 17%. This decrease is primarily attributable to significant selling and marketing costs incurred during the three month period ended July 31, 2007 related to our promotion campaign in the U.S. to launch our OnlySweet sweetener. This campaign, with its related costs, was completed in the prior year.

Chinese and Veterinary Medicines

         For the three month period ended July 31, 2008, net revenues from our Chinese and veterinary medicine segment increased $814,669, or approximately 43%, compared to fiscal 2007. During this period, revenues from this segment represented approximately 43% of our total net revenues as compared to approximately 45% for fiscal, 2007. Within our Chinese and animal medicines segment, net revenues related to our traditional Chinese medicine products were $1,489,915 for 2008 as compared to $988,579 for the prior period, an increase of $501,336 or approximately 51%. Revenues related to our animal medicine products increased to $1,218,861 for 2008 as compared to $905,527 for 2007, an increase of $313,334 or approximately 35%. Due to the growing demand for natural or naturally produced medicinal products, we expect revenues from the segment to increase, however, we expect this segment, as a portion of our overall revenues, will continue to decrease as we continue to emphasize our stevioside segment.

         For the three month period ended July 31, 2008, cost of sales in our Chinese and veterinary medicine segment represented approximately 71% of net revenues for this segment, as compared to 58% of net revenues, for 2007. This increase was due in large part to an increase in coal price in the PRC between the periods reported. This increase affects our costs both directly, through our own energy and transportation costs as well as indirectly, through related increases in PRC sourced raw materials on which we are dependant.

         During the three month period ended July 31, 2008, operating expenses associated with our Chinese and veterinary medicine segment totaled $527,058 as compared to $297,274 for the prior period, an increase of $229,784. This significant increase was primarily due to a bad debt recovery in 2007 of approximately $210,000. This recovery offset bad debt expense and was included in general and administrative expenses in the prior period. Absent this recovery, operating expenses would have increased 4% between the periods. We expect operating expenses related to this segment to remain consistent with historical levels for the foreseeable future.

Corporate and Other

         We incur various operating expenses at the corporate level related to legal, auditing, and other professional and business consultants. For the three month period ended July 31, 2008, these expenses decreased $41,520 from the comparable period in 2007, this decrease reflects a reduction in consulting fees incurred at the corporate level.

NET INCOME AND OTHER COMPREHENSIVE INCOME

         Net income remained relatively stable between the periods totaling $297,634 for three month period ended July 31, 2008 as compared to $308,638 for the comparable period of the preceding period. The change reflects our increasing revenues and related gross profits as compared to the quarter ended July 31, 2007, offset by an increase in general administration expenses primarily due to the overall increase in operational activities in our stevioside segment and an increase of $74,170 in corporate income taxes.

         For the three month period ended July 31, 2008, we reported other comprehensive income of $615,112, an increase of $204,256, or approximately 50%, compared to fiscal 2007. Other comprehensive income represents an unrealized gain on foreign currency translation and is a non-cash item. As described elsewhere in this report, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between July 31, 2008 and April 30, 2008, respectively:

                                              July 31,     April 30,    $ INCREASE     % INCREASE
                                               2008           2008      /(DECREASE)    /(DECREASE)
                                            -----------   -----------   -----------    -----------
Working Capital .........................   $13,453,318   $12,450,800   $ 1,375,418         11%
                                            ===========   ===========   ===========    ===========

Cash ....................................   $ 7,660,694   $ 6,811,136   $   849,558         12%
Accounts receivable, net ................     3,808,388     4,163,839      (355,451)        -9%
Inventories, net ........................     5,013,694     4,707,043       306,651          7%
Prepaid expenses and other current assets       349,802       264,576        85,226         32%
                                            -----------   -----------   -----------    -----------
Total current assets ....................    16,832,578    15,946,594       885,984          6%
                                            -----------   -----------   -----------    -----------
Property and equipment, net .............    14,188,808    14,151,293        37,515        0.3%

                                            -----------   -----------   -----------    -----------
Total Assets ............................   $31,021,386   $30,097,887   $   923,499          3%
                                            ===========   ===========   ===========    ===========

Accounts payable and accrued expenses ...   $ 2,757,071   $ 2,649,817   $   107,254          4%
Advances from customers .................         5,108        12,726        (7,618)       -60%
Loan Payable ............................       100,000             -       100,000          nm
Taxes payable ...........................        85,604       401,808      (316,204)       -79%
Due to related party ....................       431,477       431,443            34          0%
                                            -----------   -----------   -----------    -----------
Total current liabilities ...............     3,379,260     3,495,794      (116,534)        -3%
                                            -----------   -----------   -----------    -----------
Other payables ..........................       157,747       154,207         3,540          2%

                                            -----------   -----------   -----------    -----------
Total liabilities .......................   $ 3,537,007   $ 3,650,001   $  (112,994)        -3%
                                            ===========   ===========   ===========    ===========

         At July 31, 2008, we had working capital of $13,453,318 and cash of $7,660,694 as compared to cash of $6,811,136 and working capital of $12,450,800 at April 30, 2008. Our cash position by geographic area was as follows:

                    July 31,        April 30,
                      2008            2008
                   ----------      ----------
China .......      $7,496,718      $6,653,884
United States         131,969         116,532
Canada ......          32,007          40,720
                   ----------      ----------

Total .......      $7,660,694      $6,811,136
                   ==========      ==========

         We cannot be certain that we could have ready access to our cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

         Accounts receivable, net of allowance for doubtful accounts, at July 31, 2008 decreased approximately $355,451 from April 30, 2008. Our allowance for doubtful accounts increased $52,346 from April 30, 2008. Of our total allowance for doubtful accounts as of July 31, 2008 of $519,761, $132,878 is related to our stevioside, and $386,883 is related to our Chinese and animal medicine segment. We may, however, collect all or a portion of these doubtful accounts. The 9% decrease in our accounts receivable at July 31, 2008 was due primarily to increased collection efforts in both operational segments.

         At July 31, 2008, inventories, net of reserve for obsolete inventory, increased $306,650 or approximately 7%, as compared to April 30, 2008. This increase was due mainly to an increase in levels of stevia leaves on hand to meet the needs of our increased production capacity of stevioside. We began production in our new stevioside production facility in July 2007.

         Prepaid expenses and other current assets increased $85,226 or approximately 32% at July 31, 2008 as compared to April 30, 2008. This increase was mainly attributable to advances to suppliers in our veterinary group that reflected deposits relating to the orders for inventory in the ordinary course of business which were subsequently received.

         At July 31, 2008, we had property and equipment, net of accumulated depreciation, of $14,188,808 as compared to $14,151,293 at April 30, 2008. This modest increase reflects investments made during the quarter in buildings and equipment primarily related to our expansion in capacity in our stevioside production facilities. For the fiscal year ended April 30, 2008, we expended approximately $10,324,000 on a the new production facility which significantly expanded our stevioside production capacity expansion.

         At July 31, 2008, we reflected $2,757,071 of accounts payable and accrued expenses, an increase of approximately $107,254 from April 30, 2008. This balance included trade accounts payable and accrued expenses of $2,594,699 and accrued salaries and benefits of $162,372. Of the total accounts payable and accrued expenses at July 31, 2008, approximately $1,522,445 relates to our stevioside segment, with the balance of $1,123,826 relating to our Chinese and veterinary medicine segment. The increase at July 31, 2008 from April 30, 2008 reflects the overall increase in our level of operations, and represent payments of balances due in the ordinary course of business.

         At July 31, 2008, we held cash of $7,660,694 as compared to cash of $6,811,136 at April 30, 2008, an increase of $849,558. While we did borrow $100,000 during the period, the bulk of the increase resulted from our operations. During the quarter, net cash provided by operating activities totaled $667,211, net cash used in investing activities was $76,269, net cash provided by financing activities totaled $100,000 and the effect of prevailing exchange rate on cash of $158,615.

         Net cash provided by operating activities increased to $667,211 during the three month period ended July 31, 2008 as compared to cash used in operating activities of $1,089,677 for the prior period in 2007. For the three month period ended July 31, 2008, our material sources of cash included net income of $297,634, non-cash depreciation and stock-based compensation of $361,023 and $123,748, respectively, and a $404,943 decrease in the levels of accounts receivable. These increases were partially offset by cash used in increased inventory of $201,729, and an increase in prepaid expenses and current assets of $78,462, and a decrease in our taxes payable of $322,476. Comparatively, during the three month period ended July 31, 2007, net cash used in operating activities totaled to $1,089,677. This use was primarily due to $1,206,214 utilized to fund increases in inventory, and a reduction in accounts payable and accrued expenses of $341,749. These uses were partially offset by a reduction in accounts receivable $28,500 and an increase in advances from customers of $31,812.

         Net cash used in investing activities totaled $76,269 during the three month period ended July 31, 2008 for capital expenditures, as compared to $597,419 during the three month period ended July 31, 2007. During fiscal 2008, the bulk of the capital expenditures related to construction and completion of the new Stevia facility. This new facility was initially completed in March 2007 with production commencing in July 2007.

         Net cash provided by financing activities totaled $100,000 during the three month period ended July 31, 2008 and was all attributable to one loan made during the quarter. On July 1, 2008, the Company and Mr. Laiwang Zhang, our president and chairman, entered into a $100,000 note payable agreement with China Direct Investments, Inc., a consultant to the Company. The note bears interest at 6% per annum, and is secured by 400,000 shares of our common stock held by Mr. Laiwang Zhang, and is due with all related accrued interest on July 1, 2009. During the three month period ended July 31, 2007 cash provided by financing activities was $863,154 comprised of $713,154 from the sale of common stock underlying the exercise of warrants and $150,000 from the proceeds of a short-term loan which was made by a shareholder of our company. The loan from the shareholder did not bear interest, was unsecured and was due on demand. This loan was repaid in August 2007.

Transactions with related parties

         We pay Pharmaceutical Corporation a management fee for services rendered on our behalf. Pharmaceutical Corporation is controlled by our Chairman, Mr. Zhang. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. The amount of the management is discretionary, subject to increase at Mr. Zhang's discretion. For the three months ended July 31, 2008 and 2007 this management fee was $131,857 and $55.760, respectively, which such amounts are included in our general and administrative expenses in the respective financial statements appearing elsewhere in this report.

         On September 5, 2008, a creditor of the Company agreed to accept in partial payment of amounts due them, payment by three employees of the Company, who owed us $372,900 relating to the exercise of common stock options. As a result of this transaction, monies due the company in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

         On September 2, 2008, our wholly owned subsidiary, Qufu amended its June 30, 2008 Acquisition Agreement (the "Acquisition Agreement Amendment") with Qufu Shengwang and its shareholder Group Corporation.

         Under the terms of the Acquisition Agreement Amendment, Qufu will acquire Group Corporation's 60% interest in Qufu Shengwang for a price of $6,200,413 to be paid in cash at closing (the "Qufu Shengwang Acquisition"). Shandong Shengwang is majority owned by Laiwang Zhang, the Company's president and chairman of the board of directors. The purchase price of the Qufu Shengwang Acquisition represents 60% of the value of the net tangible assets of Qufu Shengwang of $10,334,022 as of April 30, 2008 as determined by an independent audit prepared in accordance with US GAAP. Qufu Shengwang's net tangible assets were reduced from $11,693,666 to $10,334,022 as a result of the application of US GAAP required to eliminate the difference between the fair market value and cost basis of the land use rights that were recorded by Qufu Shengwang in its financial statements prior to completion of an audit to its financial statements as of April 30, 2008. Under the terms of the Acquisition Agreement Amendment, the closing on the Qufu Shengwang Acquisition shall take place not later than September 30, 2008 with an effective date for completion of the transaction as of September 1, 2008.

         The Company is utilizing its cash on hand to acquire the 60% interest in Qufu Shengwang. Upon completion of the Qufu Shengwang Acquisition, Group Corporation has entered into an agreement to purchase 29,525,776 shares of our common stock, $0.001 par value per share, at a price of $.21 per share (the "Stock Sale Agreement Amendment"). The number of shares which Group Corporation may purchase from the Company represents approximately 34% of the issued and outstanding common stock of the Company prior to the transaction.

         In addition, the Stock Sale Agreement Amendment provides that in the event Qufu Shengwang does not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the "Target Amount") over a period of 36 consecutive months beginning the first day of the month following the closing of the stock purchase (the "Earnings Target Period"), then Group Corporation shall be obligated to return to us a number of shares of common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which is the Target Amount less the amount of Qufu Shengwang's net income earned over the Earnings Target Period and the denominator is the Target Amount; by (ii) 29,525,776, the number of shares purchase under the Stock Sale Agreement Amendment. The closing under the Stock Sale Agreement Amendment shall take place no later than September 30, 2008.

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

OFF BALANCE SHEET ARRANGEMENTS

         Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

      -  Any obligation under certain guarantee contracts;

      - Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

      - Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

      - Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable for a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of July 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

         As of the evaluation date, our CEO and CFO have concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The decision by our management is based upon two recent events, including:

         As previously disclosed in our Form 8-K filed with the SEC on September 12, 2008, our Board of Directors determined on September 11, 2008 that our consolidated financial statements for the fiscal year ended April 30, 2008 could no longer be relied upon as they contained an error. This error related to the liability of advances from customers, which was overstated by $570,090. The advance was, in fact, an advance from one of our subsidiaries to another subsidiary, that, had it been accounted for correctly, would have been eliminated in consolidation. As a result of this error, our management has determined that we failed to maintain effective controls to review and reconcile intercompany transactions. Our financial statements and disclosures were restated to correct for this matter and were included in Form 10-K/A filed with the SEC on September 15, 2008.

         During the preparation of this report we determined that the prior disclosure surrounding the granting of options in February 2006 to certain of our employees and the subsequent exercise of those options through the delivery of non-interest bearing notes was incorrect. While the option grants and promissory notes were properly accounted for, our historical disclosure had failed to properly disclose that Ms. Fanjan Wu, our Chief Financial Officer was a party to those transactions. She was the recipient of options to purchase 800,000 shares of common stock and tendered to us a non-interest bearing promissory note in the amount of $720,000. At July 31, 2008 the amount due under that note was $54,900. As described later in this report, that amount has been satisfied through the assumption of a third party debt. As a result of this error, our management has determined that we failed to maintain effective controls to properly record related party transactions.

         Accordingly, management determined that these control deficiencies constitute material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2008. Our management believes that significant remediation measures are required in order to improve our disclosure controls. Our Chief Financial Officer and our staff within our finance and accounting group in China do not have the requisite expertise in the proper application of United States generally accepted accounting principles (GAAP) and the securities laws of the United States to ensure that the requisite information is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.Accordingly, until such time as we have properly trained our internal accounting staff, including our Chief Financial Officer, in the application of US GAAP and compliance with the securities laws of the United States we may experience additional and/or continuing material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

         There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than that noted in the previous paragraphs of Item 4T.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 1A. RISK FACTORS.

         Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         In February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. Included in this transaction were options to purchase 800,000 shares of our common stock with an exercise price of $0.90 granted to Ms. Fanjan Wu, our Chief Financial Officer. Upon exercise of these options, Ms. Wu delivered to us a non-interest bearing promissory note in the amount of $720,000. While the grant of the options and the delivery of the note were disclosed and accounted for within our financial statements in prior periods, our disclosure of these transactions failed to disclose that Ms. Wu was the recipient of an option grant, nor did we disclose that she had exercised the option by delivery of the promissory note.

         Section 402 of the Sarbanes Oxley Act of 2002 prohibits granting credit in the form of a personal loan to a director or executive officer of a public company. The delivery by Ms. Wu to us of a promissory note as consideration for the payment of the exercise price of the options was considered the extension of credit to her and, accordingly, in violation of Section 402 of the Sarbanes Oxley Act of 2002.

         At July 31, 2008 Ms. Wu owed us $54,900 under the note. As set forth below, she has agreed to assume a portion of a liability owed by us under a note payable to a third party in satisfaction of this amount. Notwithstanding the foregoing, should the Securities and Exchange Commission determine to investigate the matter, we could become subject to litigation involving the granting of this personal loan to Ms. Wu, which such investigation and/or litigation could involve significant time and costs and may not be resolved favorably. Our Board of Directors is evaluating Ms. Wu's ongoing role in our company.

         As set forth above, in February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. At July 31, 2008 the amount outstanding under those notes was $372,900 and is reflected on our balance sheet as a subscription receivable. In addition, on September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of our company. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, the three employees who collectively represented the amount of subscription receivable due us, which included Ms. Wu our Chief Financial Officer, agreed to pay the amounts of the subscription receivables owned by each of them directly to the lender in satisfaction of $372,900 of the amount owned by our company and lender agreed to accept in partial payment of amounts due him, payment by three employees of our company. As a result of this transaction, monies due us in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

         On July 1, 2008, we borrowed $100,000 from China Direct Investments, Inc., a consultant to our company. We used the proceeds for general working capital purposes to our North America locations. Pursuant to this loan, we and Mr. Laiwang Zhang, our president and chairman, delivered a secured promissory note under which we are jointly and severally liable. The note, which bears interest at 6% per annum, is secured by 400,000 shares of our common stock held by Mr. Laiwang Zhang, and the principal and all accrued but unpaid interests is due on July 1, 2009.

ITEM 6.  EXHIBITS.

Exhibit
Number   Description
-------  -----------

10.15 Amendment to the June 30, 2008 Acquisition Agreement by and among Qufu Natural Green Engineering Co., Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. and Shangdong Shengwang Group Co., Ltd. dated September 2, 2008. (Incorporated by reference to the Current Report on Form 8-K as filed on September 8, 2008)

10.16 Amendment to the June 30, 2008 Stock Sale and Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Shangdong Shengwang Group Co., Ltd. dated September 2, 2008. (Incorporated by reference to the Current Report on Form 8-K as filed on September 8,
         2008)

10.17 Secured Promissory Note in the principal amount of $100,000 dated July 1, 2008 between Sunwin International Neutraceuticals, Inc., Mr. Laiwang Zhang and China Direct Investments, Inc.

10.18    Memo on SUWN Debt to Qiang Ma dated September 5, 2008

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

                                      SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: September 15, 2008                 By: /s/ Dongdong Lin
                                          --------------------
                                          Dongdong Lin,
                                          Chief Executive Officer