Form 10-K/A
period 2008-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2008-09-23
CIK 806592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

FORM 10-K/A

(AMENDMENT NO. 3)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 033-10456

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

(Name of registrant as specified in its charter)

NEVADA	56-2416925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 SHENGWANG AVENUE, QUFU, SHANDONG, CHINA	273100
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:	(86) 537-4424999

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NOT APPLICABLE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [√]

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

EXPLANATORY PARAGRAPH

On September 17, 2008 Sunwin International Neutraceuticals, Inc. (the “Company”) filed an Annual Report on Form10-K (Amendment No. 1) for the fiscal year ended April 30, 2008 which amended the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the Securities and Exchange Commission on July 29, 2008 (the “Original Filing”) to include restated financial statements. On September 11, 2008 the Company’s Board of Directors determined that the Company’s consolidated financial statements for the fiscal year ended April 30, 2008 could no longer be relied upon as they contained an error in with regards to the liability of advances from customers, which was overstated by $570,090. The advance was, in fact, an advance from one of the Company’s subsidiaries to another Company subsidiary, that had it been accounted for correctly, would have been eliminated in consolidation. The Annual Report on Form 10-K/A (Amendment No. 1) included restated financial statements for the fiscal year ended April 30, 2008 correcting this error which occurred during the fourth quarter of fiscal 2008.

On September 15, 2008 the Company filed its Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended April 30, 2008 to include a properly dated audit report and a properly dated Consent of Sherb & Co., LLP which was included as Exhibit 23.1. Due to clerical oversight, both the audit report and exhibit included in Amendment No. 1 failed to include the dual date of the audit report. In response to oral comments from the staff of the Securities and Exchange Commission, the Company is filing this Annual Report on Form 10-K/A (Amendment No. 3) for the fiscal year ended April 30, 2008 to provide all information under Part II, Item 8. Financial Statements and Supplementary Data which includes the properly dated audit report together with the restated financial statements which were previously included in Amendment No. 1.

This Annual Report on Form 10-K/A (Amendment No. 3) also includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. This Annual Report on Form 10-K/A (Amendment No. 3) does not reflect events occurring after the Original Filing or update those disclosures affected by subsequent events, except as specifically disclosed in Amendment No. 1 to the Annual Report on Form 10-K as previously filed.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)

Exhibit No.	Description

31.1	Section 302 Certificate of President
31.2	Section 302 Certificate of Principal Accounting Officer
32.1	Section 906 Certificate of President
32.2	Section 906 Certificate of Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K/A (Amendment No. 3) to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin International Neutraceuticals, Inc.

By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer,
Director, Principal Executive Officer
September 22, 2008

By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer, and
Principal Accounting and Financial Officer
September 22, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/s Laiwang Zhang	President and Chairman	September 22, 2008
Laiwang Zhang

s/s Dongdong Lin	Chief Executive Officer, Director,	September 22, 2008
Dongdong Lin	Principal Executive Officer

s/s Fanjun Wu	Chief financial Officer and Principal	September 22, 2008
Fanjun Wu	Accounting Officer

s/s Chengxiang Yan	Director	September 22, 2008
Chengxiang Yan