Form 10-K/A
period 2008-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2008-10-07
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)

FORM 10-K/A

Amendment No. 4

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

Explanatory Paragraph

On September 15, 2008 Sunwin International Neutraceuticals, Inc. (the “Company”) filed Amendment No. 1 to our Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the Securities and Exchange Commission on July 29, 2008 (the “Original Filing”). On September 11, 2008 the Company’s Board of Directors of determined that the Company’s consolidated financial statements for the fiscal year ended April 30, 2008 could no longer be relied upon as they contained an error in with regards to the liability of advances from customers, which was overstated by $570,090. The advance was, in fact, an advance from one of the Company’s subsidiaries to another Company subsidiary, that had it been accounted for correctly, would have been eliminated in consolidation.

On September 15, 2008 the Company filed its Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended April 30, 2008 to include a properly dated audit report and a properly dated Consent of Sherb & Co., LLP which was included as Exhibit 23.1. Due to clerical oversight, both the audit report and exhibit included in Amendment No. 1 failed to include the dual date of the audit report. In response to oral comments from the staff of the Securities and Exchange Commission, on September 23, 2008 the Company filed Annual Report on Form 10-K/A (Amendment No. 3) for the fiscal year ended April 30, 2008 to provide all information under Part II, Item 8. Financial Statements and Supplementary Data which includes the properly dated audit report together with the restated financial statements which were previously included in Amendment No. 1. The Company is filing this Form 10-K/A (Amendment No. 4) to consolidate all of the previously filed amendments into one document for ease of review.

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

The Items of this Form 10-K/A for the year ended April 30, 2008 which are amended and restated as a result of the restatement of our financial statements are as follows :

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

          a)          The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (2)

3.3	By-Laws (1)

4.1	Form of $0.65 common stock purchase warrant (8)

10.1	Share Exchange Agreement dated April 30, 2004 between Network USA, Inc. and the stockholders of Sunwin Tech Group, Inc. (3)

10.2	Form of Stevia rebaudiana Planting Agreement (4)

10.3	Stock Purchase Agreement between Sunwin Tech Group, Inc., Qufu Natural Green Engineering Company, Limited and Shandong Shengwang Pharmaceutical Group Corporation (4)

10.4	2005 Equity Compensation Plan (5)

10.5	Consulting and Management Agreement with China Direct Investments, Inc. (9)

10.6	Lease agreement dated October 1, 2002 between Shandong Shengwang Pharmaceutical Corporation and Qufu Natural Green Engineering Co., Ltd. (7)

10.7	Lease agreement dated October 6, 2002 between Qufu LuCheng Chiya Resident Commitment and Qufu Natural Green Engineering Co., Ltd. (7)

10.8	Lease agreement dated April 1, 2004 between Qufu ShengDa Industry Co., Ltd. and Qufu Natural Green Engineering Co., Ltd.(7)

10.9	Stock Purchase Agreement dated February 7, 2006 between Sunwin International Neutraceuticals, Inc., Qufu Natural Green Engineering Company and Shandong Shengwang Pharmaceutical Group Corporation (6)

10.10	2006 Equity Compensation Plan (6)

10.11	Subscription Agreement (8)

10.12	Consulting and Management Agreement with CDI Shanghai Management Co., Ltd. and Capital One Resource Co., Ltd. (9)

10.13	Consulting and Management Agreement between Sunwin International Neutraceuticals, Inc., Sunwin Stevia International Corp., and China Direct Investments, Inc. **

10.14	Modification of April 30, 2007 Consulting and Management Agreement between Sunwin Stevia International Corp. and Dragon Direct Investments, Inc. dated April 30, 2008. **

14.1	Code of Ethics **

23.1	Consent of Sherb & Co., LLP *

31.1	Section 302 Certificate of President *

31.2	Section 302 Certificate of Principal Accounting Officer *

32.1	Section 906 Certificate of President *

32.2	Section 906 Certificate of Principal Accounting Officer *

*	filed herewith
**	previously filed

(1)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000

(2)	Incorporated by reference to the Form 8-K/A as filed on July 30, 2004.

(3)	Incorporated by reference to the Report on Form 8-K as filed with on May 12, 2004.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

(5)	Incorporated by reference to the Report on Form 8-K as filed on April 28, 2005.

(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006.

(7)	Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005.

(8)	Incorporated by reference to the Report on Form 8-K as filed on March 23, 2007.

(9)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-142419, as amended, as declared effective on June 5, 2007.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K/Ato be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin International Neutraceuticals, Inc.

By:	/s/ Dongdong Lin

Dongdong Lin, Chief Executive Officer,
Director, Principal Executive Officer
October 7, 2008

By:	/s/ Fanjun Wu

Fanjun Wu, Chief Financial Officer, and
Principal Accounting and Financial Officer
October 7, 2008

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/s Laiwang Zhang	President and chairman	October 7, 2008

Laiwang Zhang

s/s Dongdong Lin	Chief Executive Officer, Director,	October 7, 2008

Dongdong Lin	Principal Executive Officer

s/s Fanjun Wu	Chief financial Officer and Principal	October 7, 2008

Fanjun Wu	Accounting Officer

s/s Chengxiang Yan	Director	October 7, 2008

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