Form 10-Q
period 2008-10-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2008-12-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended October 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from ________ to __________

Commission file number: 033-10456

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
(Exact name of registrant as specified in charter)

NEVADA	56-2416925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 SHENGWANG AVE., QUFU, SHANDONG, CHINA	273100
(Address of principal executive offices)	(Zip Code)

(86) 537-4424999
(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 12, 2008 there were 106,182,416 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2008	2008
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$6,782,197	$6,811,136
Accounts receivable, net	3,741,691	4,163,839
Inventories, net	9,226,294	4,707,044
Taxes receivable	180,441	-
Prepaid expenses and other assets	173,546	264,576
Due from related party	2,173,562	-
Total Current Assets	22,277,731	15,946,594

PROPERTY AND EQUIPMENT	17,234,044	14,151,293
LAND USE RIGHT	2,335,165	-

Total Assets	$41,846,940	$30,097,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,234,322	$2,649,817
Notes payable	100,000	-
Advances from customers	-	12,726
Taxes payable	3,610	401,808
Due to related party	65,859	431,443
Total Current Liabilities	4,403,791	3,495,794

OTHER PAYABLES	157,218	154,207
Total Liabilities	4,561,009	3,650,001

MINORITY INTEREST	2,735,369	-

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 shares authorized;
116,532,712 and 87,006,936 shares issued and outstanding at October 31, 2008
and April 30, 2008, respectively)	116,533	87,007
Additional paid-in capital	23,707,554	17,218,066
Retained earnings	7,041,384	6,325,919
Subscription receivable	-	(372,900)
Other comprehensive income - foreign currency	3,685,091	3,189,794
Total Stockholders' Equity	34,550,562	26,447,886

Total Liabilities and Stockholders' Equity	$41,846,940	$30,097,887

See notes to unaudited consolidated condensed financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007

NET REVENUES	$6,559,912	$5,684,189	$12,787,784	$9,901,426
COST OF REVENUES	4,912,344	4,220,549	9,630,011	7,094,671

GROSS PROFIT	1,647,568	1,463,640	3,157,773	2,806,755

OPERATING EXPENSES:
Stock-based consulting expense	123,748	123,748	247,496	247,496
Selling expenses	463,019	821,843	922,355	1,398,803
General and administrative	558,802	346,554	1,126,970	705,786
Total Operating Expenses	1,145,569	1,292,145	2,296,821	2,352,085

INCOME FROM OPERATIONS	501,999	171,495	860,952	454,670

OTHER INCOME :
Other income	542	1,269	782	1,066
Interest income	11,108	6,109	23,719	31,775
Total Other Income	11,650	7,378	24,501	32,841

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	513,649	178,873	885,453	487,511

INCOME TAXES	(92,430)	-	(166,600)	-

INCOME BEFORE MINORITY INTEREST	421,219	178,873	718,853	487,511

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(3,388)	-	(3,388)	-

NET INCOME	417,831	178,873	715,465	487,511

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation (loss) gain	(119,815)	308,464	495,297	719,320

COMPREHENSIVE INCOME	$298,016	$487,337	$1,210,762	$1,206,831

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income per common share - basic	$0.00	$0.00	$0.01	$0.01
Net income per common share - diluted	$0.00	$0.00	$0.01	$0.01

Weighted Common Shares Outstanding - basic	88,304,772	87,006,936	87,652,308	86,779,093
Weighted Common Shares Outstanding - diluted	88,304,772	87,006,936	87,652,308	86,779,093

See notes to unaudited consolidated condensed financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended October 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$715,465	$487,511
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation expense	766,070	467,882
Amortization of land use rights	8,549	-
Stock based consulting and fees	247,496	247,497
Minority interest	3,388	-
Allowance for doubtful accounts	71,045	(192,428)
Changes in assets and liabilities:
Accounts receivable	473,858	(120,407)
Inventories	(3,619,213)	(2,882,449)
Prepaid expenses and other current assets	63,960	1,050
Due to related parties	-	430,043
Accounts payable and accrued expenses	1,348,826	(784,857)
Taxes payable	(546,221)	-
Advances from customers	(12,931)	14,029

NET CASH (USED IN) OPERATING ACTIVITIES	(479,708)	(2,332,129)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Cash acquired in acquisition	410,704
Capital expenditures	(181,470)	(607,272)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	229,234	(607,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option/warrants	-	713,153
Proceeds from short term loan	-	150,000
Proceeds from short term loan - related party	100,000	-
Payments on short term loan	-	(150,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	713,153

EFFECT OF EXCHANGE RATE ON CASH	121,535	283,933

NET (DECREASE) IN CASH	(28,939)	(1,942,315)

CASH - beginning of fiscal year	6,811,136	6,687,222

CASH - end of period	$6,782,197	$4,744,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,852	$356

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with acquisition per final purchase price	$4,026,851	$-
Issuance of common stock in connection with acquisition and refundable per final purchase price	$2,173,562	$-
Repayment of subscription recievable offset by forgiveness of liability	$372,900	$-

See notes to unaudited consolidated condensed financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Sunwin International Neutraceuticals, Inc. ("we", "us", "our" and the "Company") was incorporated in 1987 in the State of Nevada.  Substantially all of our business operations are conducted through our wholly owned subsidiaries; Qufu Natural Green Engineering Co., Ltd. and its subsidiaries, a Chinese limited liability company, organized under the laws of the People's Republic of China, with its principal offices located in Qufu, China ("Qufu Natural Green") and Sunwin Stevia International Corp., a Florida corporation ("Sunwin Stevia").

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

Qufu was founded in 1999 and was re-registered in 2004 to amend its capital structure. Qufu has three wholly owned subsidiaries also located in the Peoples Republic of China ("PRC"):

-	Shengya Veterinary Medicine Co., Ltd.;
-	Shengyuan Herb Extraction Co., Ltd.;
-	Qufu Chinese Medicine Factory; and

In addition on June 30, 2008, Qufu Natural Green entered into an agreement to acquire a 60% interest in Qufu Shengwang Stevia Biology and Science Co., Ltd., (“Qufu Shengwang”) from its shareholder Shandong Shengwang Group Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Shandong Group”). This transaction was completed on September 2, 2008.

Qufu Shengwang manufactures, sells and distributes stevioside based animal feed additives and fertilizers.  Stevioside is a 100% natural sweetener extracted from the leaves of the stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family.  Qufu Shengwang sells products in the provinces of Shandong, Heilongjia, and Liaoning in China to farmers of vegetables, fruits, flowers, and livestock.

On September 2, 2008, Qufu Natural Green amended its June 30, 2008 Acquisition Agreement (the “Amendment to Acquisition Agreement”) with Qufu Shengwang and Shandong Group. Under the terms of the Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $6,200,413 payable in cash at closing. The purchase price represented 60% of the revised value of the net assets of Qufu Shengwang of $10,334,022 as of April 30, 2008.  Qufu Shengwang's net assets were reduced from $11,693,666 to $10,334,022 as a result of the application of generally accepted accounting principles in the United States (“U.S. GAAP”) which required the elimination of the difference between the fair market value and cost basis of the land use rights recorded by Qufu Shengwang in its financial statements prior to completion of an audit of its financial statements as of April 30, 2008.

On November 18, 2008, Qufu Natural Green amended the June 30, 2008 Agreement with Qufu Shengwang and its shareholder, Shandong Group (the “Second Amendment to Acquisition Agreement”). Under the terms of the Second Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $4,026,851. The purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were further revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

As a result of the Amendments to the acquisition agreement, the Company entered into a second amendment to the Stock Sale Agreement to reduce the total number of Shares to be purchased by Shandong Group from 29,525,776 to 19,175,480 at a price of $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of the amendment to the stock sale agreement, the Company will cancel 10,350,296 Shares issued to Shandong Group and refund to Shandong Group $2,173,562 reflecting the difference between the purchase price of $6,200,413 under the Amendment to Stock Sale Agreement and the purchase price of $4,026,851 for the Shares under the Second Amendment to the Stock Sale Agreement.  The 19,175,480 shares of Common Stock purchased by Shandong Group represents approximately 22% of the issued and outstanding shares of common stock of the Company prior to the transaction. The company cancelled the 10,350,296 shares issued to Shandong Group on December 10, 2008.

In addition to Qufu, we also operate through two North American subsidiaries, which are active in marketing Qufu's products in North America:

-	Sunwin Stevia; and
-	Sunwin (Canada) Pharmaceutical, Ltd. (“Sunwin Canada”).

In December 2007, as a cost cutting measure, we dissolved Sunwin California, Inc., our wholly-owned subsidiary, with their marketing efforts being absorbed by Sunwin Stevia.

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

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements should be read in conjunction with the financial statements for the year ended April 30, 2008 and notes thereto contained on Form 10-K/A of the Company as filed with the SEC. The results of operations and cash flows for the three and six months ended October 31, 2008 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

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

		Adjustment
	As filed	to Restated	Restated

Advances from customers	$582,816	$(570,090)	$12,726

Other comprehensive income -
Foreign currency transalation	$2,619,704	$570,090	$3,189,794

Net (loss) income per common share -
basic	$0.00	$0.00	$0.00

Net (loss) income per common share -
diluted	$0.00	$0.00	$0.00

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. Actual results could differ from those estimates. Significant estimates for the three and six months ended October 31, 2008 and 2007 include the allowance for doubtful accounts, the reserve for obsolete inventory, assumptions associated with the recognition of stock based compensation and the useful life of property, plant and equipment.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The carrying value of these instruments approximates their fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At October 31, 2008 and April 30, 2008, the allowances for doubtful accounts were $515,400 and $467,415, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

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

INCOME PER SHARE

Net income per common share for the three and six months ended October 31, 2008 and 2007 are based upon the weighted average common shares and dilutive common stock equivalents, if any, outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The effect of outstanding warrants to purchase common stock, which could result in the issuance of 9,696,590 additional common shares at October 31, 2008, is anti-dilutive as the exercise price of the warrants exceeds the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for that period. We had no stock options outstanding at October 31, 2008 or 2007, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Accumulated depreciation on property and equipment totaled $4,953,805 and $3,964,662 at October 31, 2008 and April 30, 2008, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" and are included in determining net income or loss.

The reporting currency for the Company is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The cumulative translation adjustments and effect of exchange rate changes on cash at October 31, 2008 and 2007 were $3,685,091 and $1,502,716, respectively.

COMPREHENSIVE INCOME

We report comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income for the three and six months ended October 31, 2008 and 2007 included net income and foreign currency translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2008, we had $6,708,346 on deposit in China, which is not insured. We have not experienced any losses in such accounts through October 31, 2008.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 2 - INVENTORIES

At October 31, 2008 and April 30, 2008, inventories consisted of the following:

	October 31, 2008	April 30, 2008
	(unaudited)

Raw materials	$5,078,248	$2,768,310
Finished goods	4,222,096	2,011,365

	9,300,344	4,779,675
Less: reserve for obsolete inventory	(74,050)	(72,632)

	$9,226,294	$4,707,043

Due to the short duration inherit in the manufacture of our natural products, we do not maintain a work-in-process inventory. The inventory increase was significantly due to the acquisition of Qufu Shengwang.

NOTE 3 - PROPERTY AND EQUIPMENT

At October 31, 2008 and April 30 2008, property and equipment consisted of the following:

	Estimated Life	October 31, 2008	April 30, 2008
		(unaudited)

Office Furniture	5 - 7 years	$3,616	$3,547
Autos and Trucks	5 - 10 years	58,855	19,901
Manufacturing Equipment	5 - 20 years	15,659,522	13,265,656
Buildings	10 - 30 years	6,379,013	4,730,037
Office Equipment	5 - 10 years	86,843	70,374
Construction in Process		-	26,440

		22,187,849	18,115,955

Less: Accumulated Depreciation		(4,953,805)	(3,964,662)
		$17,234,044	$14,151,293

For the six months ended October 31, 2008 and 2007, depreciation expense totaled $766,070 and $467,882, respectively. The increase in property and equipment was significantly due to the acquisition of Qufu Shengwang.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

NOTE 4-INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated Life	October 31, 2008	April 30, 2008
		(unaudited)

Land Use Right	46 years	$2,368,836	$-

Less: Accumulated Amortization		(33,671)	-
		$2,335,165	$-

Due to the Company’s acquisition of Qufu Shengwang, the Company acquired land use rights to use certain properties located in China until March 14, 2054. For the six month period ended October 31, 2008, amortization expense amounted to $33,671.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company pays management fees to Shandong Shengwang Pharmaceutical Co., Ltd., a limited liability company organized under the laws of the PRC ("Pharmaceutical Corporation"), in which Mr. Laiwang Zhang, our president and chairman holds a majority interest. The management fees, which are included in general and administrative expenses, totaled $264,365 and $112,224 for the six months ended October 31, 2008 and 2007, respectively. At October 31, 2008, the Company owed Shengwang Group Corporation $8,759 for management fees.

At October 31, 2008, the Company recorded $2,173,562 due from Shandong Group related to an amendment to the acquisition of a 60% interest of Qufu Shengwang.  The $2,173,562 due from Shandong Group represents the fair value of the 10,350,296 shares which are to be cancelled pursuant to the amendment. The shares were cancelled on December 10, 2008.

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

At October 31, 2008 Ms. Wu owed us $54,900 under the note. As set forth below, she has agreed to assume a portion of a liability owed by us under a note payable to a third party in satisfaction of this amount. Notwithstanding the foregoing, should the Securities and Exchange Commission determine to investigate the matter, we could become subject to litigation involving the granting of this personal loan to Ms. Wu, which such investigation and/or litigation could involve significant time and costs and may not be resolved favorably. Our Board of Directors is evaluating Ms. Wu's ongoing role in our company.

As set forth above, in February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. At October 31, 2008 the amount outstanding under those notes was $0 and is reflected on our balance sheet as a subscription receivable. In addition, on September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of our company. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, the three employees who collectively represented the amount of subscription receivable due us, which included Ms. Wu our Chief Financial Officer, agreed to pay the amounts of the subscription receivables owned by each of them directly to the lender in satisfaction of $372,900 of the amount owned by our company and lender agreed to accept in partial payment of amounts due him, payment by three employees of our company. As a result of this transaction, monies due us in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

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

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at October 31, 2008 and April 30, 2008 totaled $173,546 and $264,576, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us including employee advances. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

NOTE 7 - INCOME TAXES

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

NOTE 8 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At October 31, 2008 and April 30, 2008, there were no shares of preferred stock issued or outstanding.

COMMON STOCK

During the three months ended October 31, 2008, the company completed its acquisition of its 60% interest in Qufu Shengwang. As a result of the amendment to the acquisition agreement, on November 18, 2008 the Company entered into an amendment to the stock sale agreement to reduce the total number of Shares to be purchased by Shandong Group from 29,525,776 to 19,175,480 at a price of $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of this amendment, the Company will cancel 10,350,296 Shares issued to Shandong Group and refund to Shandong Group $2,173,562 reflecting the difference between the purchase price of $6,200,413 under the amendment and the purchase price of $4,026,851 for the Shares under the amendment to the stock sale agreement.  The 19,175,480 shares of Common Stock purchased by Shandong Group represents approximately 22% of the issued and outstanding shares of common stock of the Company prior to the transaction. The company cancelled the 10,350,296 shares issued to Shandong Group on December 10, 2008.

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

As of October 31, 2008 or April 30, 2008, no options were outstanding under either the 2005 Plan or 2006 Plan.

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

A summary of the changes of the Company's outstanding common stock purchase warrants granted during the six month period ended October 31, 2008 is as follows:

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

		WEIGHTED AVERAGE
	SHARES	EXERCISE PRICE

Outstanding at April 30, 2008	9,696,590	$0.65
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at October 31, 2008	9,696,590	$0.65

Warrants exercisable at end of period	9,696,590	$0.65

The following information applies to all warrants outstanding at October 31, 2008:

Warrants Outstanding				Warrants Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$0.65	9,696,590	3.42	$0.65	9,696,590	$0.65

NOTE 9 - CONSULTING AGREEMENTS AND COMMITMENTS

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

For the six months ended October 31, 2008 and 2007, amortization of deferred consulting expenses amounted to $247,476 for both periods.

On April 30, 2007, the Company and its wholly owned subsidiary Sunwin Stevia International Corporation entered into an agreement with China Direct Inc. Under the terms of the agreement China Direct Inc., shall assist with the business development efforts related to Sunwin Stevia International Corp. including but not limited to efforts related to the OnlySweet line of products. As consideration for these services China Direct Inc. was entitled to receive an annual fee, in perpetuity, equal to four percent (4%) of the annual gross sales revenue generated by Sunwin Stevia International Corp. and/or its proprietary line of products (the "Annual Fee"). The Annual Fee is to be calculated after each fiscal year end and shall be paid quarterly in four (4) equal installments over the following fiscal year on March 31st, June 30th, September 30th and December 31st. This Annual Fee is to continue in perpetuity and survive any termination of consulting services rendered by China Direct Inc. to the Company. In the event of any sale, merger, transfer of rights or disposition of assets of Sunwin Stevia International, the Annual Fee shall survive and continue to be paid by the acquirer(s). During the fiscal year ended April 30, 2008, this agreement was modified to waive payment and accrual of this fee until a later date to be mutually agreed upon by the parties. No expense has been recognized under this agreement for the six months period ended October 31, 2008 or 2007, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

NOTE 10 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. To the best of the Company's knowledge, they believe no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the three and six months ended October 31, 2008 and 2007, the Company operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and stevia fertilizer and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and animal medicines prepared from organic herbal ingredients. The Company's reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed information with respect to these reportable business segments for the six months period ended October 31, 2008 and 2007 is as follows:

	Natural Sweetner	Chinese and Veterinary	Corporate and
Six Months Ended October 31, 2008	(Stevioside)	Medicines	Other	Consolidated

Net Revenues	$7,661,068	$5,126,716	$-	$12,787,784
Interest (Expense) Income	(1,249)	24,968	-	23,719
Depreciation and amortization	625,701	149,617	-	775,318
Net Income	533,756	481,317	(299,608)	715,465
Long Lived Asset Expenditures	1,919,022	69,192	-	1,988,214
Segment Assets	$26,671,834	$13,000,519	$2,174,587	$41,846,940

	Natural Sweetner	Chinese and Veterinary	Corporate and
Six Months Ended October 31, 2007	(Stevioside)	Medicines	Other	Consolidated

Net Revenues	$5,582,615	$4,318,811	$-	$9,901,426
Interest (Expense) Income	(16,220)	(47,639)	(356)	(31,775)
Depreciation and amortization	213,641	254,241	-	467,882
Net Income	80,804	824,021	(417,314)	487,511
Long Lived Asset Expenditures	-	810,882	-	810,882
Segment Assets	$17,771,543	$10,006,579	$372,597	$28,150,719

NOTE 12 – PRO FORMA FINANCIAL INFORMATION OF ACQUISITIONS (UNAUDITED)

Acquisition of a 60% interest in Qufu Shengwang

The unaudited pro forma Combined financial statements are presented to illustrate the estimated effects of Sunwin International Neutraceuticals, Inc. having entered into a purchase agreement with Qufu Shengwang. On June 30, 2008, QuFu Natural Green Engineering Co., Ltd., a wholly owned subsidiary of the Company, entered into an Acquisition Agreement with Qufu Shengwang and its shareholder Shandong Shengwang Group Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China. Under the terms of the Agreement, Qufu Natural Green agreed to acquire Shandong Group’s 60% interest in Qufu Shengwang for a price of $7,016,200 payable in cash at closing. Shandong Group is owned by Laiwang Zhang, the Company’s president and its chairman of the board of directors. The purchase price under the Agreement represents 60% of the value of the net tangible assets of Qufu Shengwang of $11,693,666, as of October 31, 2008.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

Amendment to Acquisition Agreement

On September 2, 2008, Qufu Natural Green amended its June 30, 2008 acquisition agreement with Qufu Shengwang and its 60% shareholder, Shandong Group. Under the terms of the Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $6,200,413 payable in cash at closing. The purchase price represents 60% of the revised value of the net tangible assets of Qufu Shengwang of $10,334,022 as of April 30, 2008.  Qufu Shengwang's net assets were reduced from $11,693,666 to $10,334,022 as a result of the application of generally accepted accounting principles in the United States (“U.S. GAAP”) which required the elimination of the difference between the fair market value and cost basis of the land use rights recorded by Qufu Shengwang in its financial statements prior to completion of an audit of its financial statements as of April 30, 2008.

Second Amendment to Acquisition Agreement

On November 18, 2008, Qufu Natural Green amended the June 30, 2008 acquisition agreement with Qufu Shengwang and its shareholder, Shandong Group. Under the terms of the Second Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $4,026,851. The purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008.

Stock Sale Agreement

On June 30, 2008, the Company entered into a Stock Sale and Purchase Agreement with Shandong Group to purchase up to 29,000,000 shares of the Company’s common stock, $0.001 par value per share at a price of $.25 per share upon completion of the Qufu Shengwang acquisition.

Amendment to Stock Sale Agreement

As a result of the Amendment to Acquisition Agreement, on September 2, 2008, the Company entered into an Amendment to the Stock Sale agreement to sell up to 29,525,776 shares of the Company’s Common Stock to Shandong Group at a price of $.21 per share upon completion of the Qufu Shengwang acquisition.  In addition, the Amendment to Stock Sale Agreement provides that in the event Qufu Shengwang does not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the "Target Amount") over a period of 36 consecutive months beginning the first day of the month following the closing of the stock purchase (the "Earnings Target Period"), Shandong Group shall be obligated to return a number of shares of common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which is the Target Amount less the amount of Qufu Shengwang's net income earned over the Earnings Target Period and the denominator is the Target Amount; by (ii) the number of shares of Common Stock purchased by Shandong Group under the Stock Sale Agreement.

Second Amendment to Stock Sale Agreement

As a result of the second amendment to acquisition agreement, on November 18, 2008 the Company entered into a second amendment to the Stock Sale Agreement to reduce the total number of shares of the Company’s Common Stock to be purchased by Shandong Group from 29,525,776 to 19,175,480 at a price of $.21 per share. As a result of the Second Amendment to Stock Sale Agreement, the Company canceled 10,350,296 shares of its Common Stock issued to Shandong Shengwang on December 10, 2008 and refunded from Shandong Shengwang $2,173,562 reflecting the difference between the purchase price of $6,200,413 under the Amendment to Stock Sale Agreement and the purchase price of $4,026,851 for the shares of Common Stock under the Second Amendment to the Stock Sale Agreement.  The 19,175,480 shares of Common Stock purchased by Shandong Group represents approximately 22% of the issued and outstanding shares of common stock of the Company prior to the transaction.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

Qufu Shengwang is a Chinese limited liability company formed in August 2007 as a foreign invested entity by Shandong Group and Korea Stevia Co., Ltd. (“Korea Stevia”). Qufu Shengwang manufactures, sells and distributes stevioside based animal feed additives and fertilizers.  Stevioside is a 100% natural sweetener extracted from the leaves of the stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family.  Qufu Shengwang sells products in the provinces of Shandong, Heilongjia, and Liaoning in China to farmers of vegetables, fruits, flowers, and livestock.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred had the acquisition of Qufu Shengwang by the Company occurred as of the periods presented, or during the operational periods presented, nor is it necessarily indicative of the future financial position or operating results.

These pro forma financial statements should be read in conjunction with the audited historical financial statements of the Company, and the related financial statements for Qufu Shengwang included in the Form 8-K/A filed on November 26, 2008.

An allocation of the purchase price has been made to major categories of assets and liabilities in the accompanying pro forma financial statements based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the pro forma amounts included herein. These pro forma adjustments represent the Company’s preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that the Company believes to be reasonable. Consequently, the amounts reflected in the pro forma financial statements are subject to change, and the final amounts may differ substantially.

The accompanying unaudited pro forma combined financial statements do not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of the Company and the operations of Qufu Shengwang. Further, actual results may be different from these unaudited pro forma combined financial statements.

The following pro forma combined financial information presented below, gives effect to the acquisitions, in 2008, of Qufu Shenwang. This acquisition was accounted for under the purchase method of accounting prescribed by SFAS 141. The below presentation is prepared as if the acquisition had occurred as of the beginning of the fiscal year of acquisition.

Qufu Shengwang was established on August 20, 2007.  The operations from its date of inception through October 31, 2007 have been minimal, accordingly, no pro-forma financial information is presented for the three and six months ended October 31, 2007.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
PRO FORMA COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	October 31, 2008

				Sunwin
	Sunwin	Qufu	Pro forma	International
	International	Shengwang	Adjustments	Pro-forma

NET REVENUES	$12,638,485	$296,647	-	$12,935,132
COST OF REVENUES	9,524,903	202,684		9,727,587
GROSS PROFIT	3,113,582	93,963	-	3,207,545

OPERATING EXPENSES:
Stock-based consulting expense	247,496	-	-	247,496
Selling expenses	914,481	18,680	-	933,161
General and administrative	1,098,313	93,294	-	1,191,607
Total Operating Expenses	2,260,290	111,974	-	2,372,264

INCOME (LOSS) FROM OPERATIONS	853,292	(18,011)	-	835,281

OTHER INCOME :
Other income	782	-	-	782
Interest income	22,910	1,837	-	24,747
Total Other Income	23,692	1,837	-	25,529

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	876,984	(16,174)	-	860,810

INCOME TAXES	166,600	-	-	166,600

INCOME (LOSS) BEFORE MINORITY INTEREST	710,384	(16,174)	-	694,210

MINORITY INTEREST OF LOSS	-	-	6,470	6,470

NET INCOME (LOSS)	$710,384	$(16,174)	$6,470	$700,680

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	470,759	24,338	-	495,297

COMPREHENSIVE INCOME	$1,181,143	$8,364	$6,470	$1,195,977

NET INCOME PER COMMON SHARE - BASIC AND DILUTED
Net income per common share - basic	$0.01			$0.01
Net income per common share - diluted	$0.01			$0.01

Weighted Common Shares Outstanding - basic	106,182,416			106,182,416
Weighted Common Shares Outstanding - diluted	106,182,416			106,182,416

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
PRO FORMA COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	October 31, 2008

				Sunwin
	Sunwin	Qufu	Pro forma	International
	International	Shengwang	Adjustments	Pro-forma

NET REVENUES	$6,410,613	$198,625	-	$6,609,238
COST OF REVENUES	4,807,236	139,286		4,946,522
GROSS PROFIT	1,603,377	59,339	-	1,662,716

OPERATING EXPENSES:
Stock-based consulting expense	123,748	-	-	123,748
Selling expenses	455,145	11,514	-	466,659
General and administrative	530,145	38,105	-	568,250
Total Operating Expenses	1,109,038	49,619	-	1,158,657

INCOME (LOSS) FROM OPERATIONS	494,339	9,720	-	504,059

OTHER INCOME :
Other income	542	-	-	542
Interest income	10,299	803	-	11,102
Total Other Income	10,841	803	-	11,644

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	505,180	10,523	-	515,703

INCOME TAXES	92,430	-	-	92,430

INCOME (LOSS) BEFORE MINORITY INTEREST	412,750	10,523	-	423,273

MINORITY INTEREST	-	-	(4,209)	(4,209)

NET INCOME (LOSS)	$412,750	$10,523	$(4,209)	$419,064

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	(95,852)	(23,963)	-	(119,815)

COMPREHENSIVE INCOME	$316,898	$(13,440)	$(4,209)	$299,249

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income per common share - basic	$0.00			$0.00
Net income per common share - diluted	$0.00			$0.00

Weighted Common Shares Outstanding - basic	106,182,416			106,182,416
Weighted Common Shares Outstanding - diluted	106,182,416			106,182,416

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS

On November 18, 2008, Qufu Natural Green amended the June 30, 2008 Agreement with Qufu Shengwang and its shareholder, Shandong Group (the “Second Amendment to Acquisition Agreement”). Under the terms of the Second Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $4,026,851. The purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were further revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008.

As a result of the Second Amendment to Acquisition Agreement, on November 18, 2008, the Company entered into a second amendment to the Stock Sale Agreement to reduce the total number of Shares to be purchased by Shandong Group from 29,525,776 to 19,175,480 at a price of $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of the Second Amendment to Stock Sale Agreement, the Company canceled 10,350,296 Shares issued to Shandong Group on December 10, 2008 and refunded to Shandong Group $2,173,562 reflecting the difference between the purchase price of $6,200,413 under the Amendment to Stock Sale Agreement and the purchase price of $4,026,851 for the Shares under the Second Amendment to the Stock Sale Agreement.  The 19,175,480 Shares purchased by Shandong Group represents approximately 22% of the issued and outstanding shares of common stock of the Company prior to the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are on an April 30 fiscal year.  The coming fiscal year ending April 30, 2009 is referred to as “fiscal 2009”, the fiscal year ended April 30, 2008 is referred to as “fiscal 2008”.  The  three month period ending October 31, 2008 is the second quarter of fiscal 2009, while the three month period ending October 31, 2007 was the second quarter of fiscal 2008.

OVERVIEW

On June 30, 2008, Qufu Natural Green entered into an agreement to acquire a 60% interest in Qufu Shengwang Stevia Biology and Science Co., Ltd., (“Qufu Shengwang”) from its shareholder Shandong Shengwang Group Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Shandong Group”). This transaction was completed on September 2, 2008.

Qufu Shengwang manufactures, sells and distributes stevioside based animal feed additives and fertilizers.  Stevioside is a 100% natural sweetener extracted from the leaves of the stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family.  Qufu Shengwang sells products in the provinces of Shandong, Heilongjia, and Liaoning in China to farmers of vegetables, fruits, flowers, and livestock.

On September 2, 2008, Qufu Natural Green amended its June 30, 2008 Acquisition Agreement (the “Amendment to Acquisition Agreement”) with Qufu Shengwang and Shandong Group. Under the terms of the Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $6,200,413 payable in cash at closing. The purchase price represented 60% of the revised value of the net assets of Qufu Shengwang of $10,334,022 as of April 30, 2008.  Qufu Shengwang's net assets were reduced from $11,693,666 to $10,334,022 as a result of the application of generally accepted accounting principles in the United States (“U.S. GAAP”) which required the elimination of the difference between the fair market value and cost basis of the land use rights recorded by Qufu Shengwang in its financial statements prior to completion of an audit of its financial statements as of April 30, 2008.

On November 18, 2008, Qufu Natural Green amended the June 30, 2008 Agreement with Qufu Shengwang and its shareholder, Shandong Group (the “Second Amendment to Acquisition Agreement”). Under the terms of the Second Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $4,026,851. The purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were further revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008.

As a result of the Amendments to the acquisition agreement, the Company entered into a second amendment to the Stock Sale Agreement to reduce the total number of Shares to be purchased by Shandong Group from 29,525,776 to 19,175,480 at a price of $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of the amendment to the stock sale agreement, the Company will cancel 10,350,296 Shares issued to Shandong Group and refund to Shandong Group $2,173,562 reflecting the difference between the purchase price of $6,200,413 under the Amendment to Stock Sale Agreement and the purchase price of $4,026,851 for the Shares under the Second Amendment to the Stock Sale Agreement.  The 19,175,480 shares of Common Stock purchased by Shandong Group represents approximately 22% of the issued and outstanding shares of common stock of the Company prior to the transaction. The company cancelled the 10,350,296 shares issued to Shandong Group on December 10, 2008.

Through our subsidiaries located in the PRC, we manufacture and sell neutraceutical products. Our focus is to provide our customers with naturally produced nutritional food additives and nutritional supplements for both human and veterinary consumption. Our product lines can be classified into three distinct product groups:

-	Stevioside, a 100% natural sweetener derived from the leaves of the stevia plant;
-	Traditional Chinese medicines and formula extracts; and
-	Natural veterinary medicines and animal food additives.

For accounting purposes, due to similarities in the processing and reporting of naturally processed Chinese medicines and natural veterinary medicines, we combine these two product groups into one segment.  Accordingly we report our operations in two segments:

Natural Sweetener (Stevioside); and
Chinese and Veterinary medicines.

Approximately 58% of our total net revenues in the first half of fiscal 2009 were derived from our Natural Sweetener (Stevioside) segment. Our principal customers for this segment are located in Asia, primarily China and Japan where stevioside is approved for use as both a food additive as well as a nutritional supplement. China has emerged as the world's largest producer of stevioside.

We also manufacture and sell traditional Chinese medicines and formula which are utilized in more than 200 different veterinary products.

Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside in Western countries, we face competition in the PRC in the manufacture and sale of stevioside. There are approximately 30 stevioside manufacturers in China. In an effort to increase our competitive position in the PRC, in December 2005, we completed the upgrade of our existing stevioside production facility. This facility now has a production capacity of 300 tons of stevioside per year. In March 2007, we completed the construction of an additional stevioside manufacturing facility. The new facility is located in Shuyuan Economic Zone of Qufu City, Shangdong Province. Through October 2008, we invested approximately $10,324,000 in buildings and equipment for the new facility. The construction of the facility commenced in August 2006 and became fully operational in July 2007. Our new stevioside manufacturing facility is capable of producing an additional 200 tons of stevioside per year, increasing our total annual production capacity to 500 tons. The additional production is being marketed to consumers in China, Japan, South Korea, and other Far Eastern countries such as Singapore, Malaysia, Thailand, and India.

Both of our operating segments are dependent upon raw materials which are harvested and farmed. Our ability to produce our products and compete in our markets is also subject to risks inherent in farming including weather and similar events which may reduce the amount of raw materials we are able to purchase or at what prices these materials are available. Further, our ability to expand our revenues from the sale of stevioside, including our OnlySweet product, is limited as the product is not approved for use as a food additive in most Western countries, including the United States, Canada and the European Union. In these countries forms of stevioside may, however, be marketed and sold as a nutritional supplement.

All of our product groups operate in highly competitive environments. We estimate there are more than 200 companies in China that produce traditional Chinese medicines and extracts and refined chemical products and 5,000 companies in China selling veterinary medicines. The sale of our products in these two product groups is concentrated on domestic customers; therefore, our ability to expand our revenues in these product groups is limited to, and to a certain extent dependent upon, economic conditions in the PRC.

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

FOREIGN EXCHANGE CONSIDERATIONS

As revenues from our operations in the PRC accounted for substantially all of our net revenues for the six months ended October 31, 2008 and 2007, how we report net revenues from our PRC based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,"Foreign Currency Translation".

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the periods presented for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The translation adjustment and effect of exchange rate changes on cash for the six months ended October 31, 2008 and 2007 were $199,789 and $283,933, respectively.

If any increase in the value of the RMB were to occur in the future, our product sales in China and in other countries may be negatively affected.

The functional currency of our Canadian subsidiary is the Canadian Dollar. At October 31, 2008 we held cash of $8,099 in banks in Canada.

As a result of the currency translation adjustments, we reported unrealized (loss) gains on foreign currency translation of ($119,806) and $495,306 for the three and six months ended October 31, 2008, respectively. We reported unrealized gains on foreign currency translation of $308,464 and $719,320 for the three and six months ended October 31, 2007, respectively. This non-cash item had the effect of significantly increasing our comprehensive income for both periods presented.

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

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

RESULTS OF OPERATIONS

Overall

For the three and six month periods ended October 31, 2008, our total net revenues increased to $6,559,912 and $12,787,784, respectively. This represents an increase over the same periods in 2007 of $875,723 and $2,886,358 or approximately 13% and 29% for the three and six month periods ended October 31, 2008, respectively. This increase reflects increases in sales in our Natural Sweetener (Stevioside) segment. Our acquisition of Qufu Shengwang which was concluded on September 2, 2008 contributed $149,299 of net revenues during their two months of our consolidated operations in our financial statements for the three months ended October 31, 2008We attribute the overall increase to improved reception and demand for natural or "green" products for both human and animal consumption as well as increased recognition in the benefits of herbal medicines for many health related indications. While there can be no assurance, we anticipate a continued acceptance and increase in demand for more natural products to continue for the foreseeable future.

For the three and six months ended October 31, 2008, cost of revenues as a percentage of net revenues were approximatley 74.9% and approximately 75.3%, respectively compared to approximatley 74.3% and approximately 71.7%, respectively, for the comparable periods in fiscal 2008.  While costs of revenues as a percentage of net revenues remained relatively constant in the comparable three month eperiods, the increase in the most recently concludedfrom the six months ended October 31, 2007 is due to an increase in coal prices in the PRC between the periods reported. This increase affects our costs both directly through our own energy costs as well as indirectly through related increases in PRC sourced raw materials on which we are dependant. Despite the decrease in our gross profit percentage relative to sales, our total gross profit increased approximately 13% in each of the fiscal 2009 periods from the comparable periods in fiscal 2008 which is due to our  increase in overall sales levels.

For each of the three and six month periods ended October 31, 2008, total operating expenses compared to the same periods in 2007, decreased by $146,576 and $55,264, respectively. Components of operating expenses did however fluctuate. Selling expenses declined approximately 47% and approximately 34% between the periods due mainly to the completion of our expanded marketing program within our Natural Sweetener (Stevioside) segment related to the launch of our OnlySweet sweetener product in the U.S. in the prior year. This decrease in costs was largely offset by an increase in management fees paid to Pharmaceutical Corporation, a company controlled by our Chairman, which in included in our general and administrative expenses.

The following table provides information on net revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for six months ended October 31, 2008 and 2007, respectively, as well as information related to our corporate operating expenses:

	Natural Sweetner		Chinese and Veterinary		Corporate and
Six Months Ended October 31,	(Stevioside)		Medicines		Other		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007

Net Revenues	$7,661,068	$5,582,615	$5,126,716	$4,318,811	$-	$-	$12,787,784	$9,901,426
Cost of Revenues	6,043,807	4,344,585	3,586,204	2,750,086	-	-	9,630,011	7,094,671

Gross Profit	1,617,261	1,238,030	1,540,512	1,568,725	-	-	3,157,773	2,806,755

Total operating expenses	981,909	1,140,161	1,016,104	794,203	298,808	417,721	2,296,821	2,352,085

Income from operations	$635,352	$97,869	$524,408	$774,522	$(298,808)	$(417,721)	$860,952	$454,670

Natural Sweetener (Stevioside)

For the three and six months ended October 31, 2008, net revenues from our Natural Sweetener (Stevioside) segment represented approximately 57% and 60%, respectively of our total net revenues as compared to approximately 56% for the prior period. For the three and six months ended October 31, 2008, net revenues from our Natural Sweetener (Stevioside) segment increased $936,353 and $2,078,453, respectively or approximately 40% and 37%, respectively over the preceding period. We attribute these increase in the net revenues from this segment to increased sales efforts in the PRC, $299,235 of net revenues from the sale of our OnlySweet line of products in North America for the six months ended October 31, 2008, and $149,299 in net revenues contributed by our recent acquisition, Qufu Shengwang, during September and October of 2008.  We believe the market for stevioside will remain strong as consumers continue to seek alternative, more natural, sweeteners in their diets. In addition we are continuing our efforts to introduce stevioside as a food additive in those jurisdictions, such as Canada, where approval is limited to supplemental status only.

During the three and six months ended October 31, 2008, cost of sales as a percentage of sales related to our Natural Sweetener (Stevioside) segment was approximately 78% and 79%, respectively, remaining relatively constant when compared to the same periods of fiscal 2007. Local farmers have increased production of stevia leaves in response to growing demand. Due to the increased supply, we ceased our policy of contracting local farmers to grow stevia leaves for our designated production. While we believe this is a financially sound decision, our cost of sales in this segment may be subject to more volatile swings in raw material costs based on variables such as demand, farming related fuel costs, and farming conditions. In addition, our new stevioside production facility became operational in July 2007. During the six months ended October 31, 2008, our gross profit increased $379,231, or approximately 31% over 2007.

For the three and six month period ended October 31, 2008 operating expenses for our Natural Sweetener (Stevioside) segment decreased $61,300 and $158,252, respectivley. These decreases are primarily attributable to significant selling and marketing costs incurred during the six months ended October 31, 2007 related to our promotion campaign in the U.S. to launch our OnlySweet sweetener. This campaign, with its related costs, was scaled down to reduce costs.

Chinese and Veterinary Medicines

For the three and six months ended October 31, 2008, net revenues from our Chinese and Veterinary medicine segment totaled $2,417,941, and $5,126,716, respectively. This represents an increase of $530,599 and $807,905, or approximately 28% and 19% for the three and six month periods, respectively compared to fiscal 2007. During the six months period, revenues from this segment represented approximately 40% of our total net revenues as compared to approximately 44% for fiscal 2008. Due to the growing demand for natural or naturally produced medicinal products, we expect revenues from the segment to increase, however, we expect this segment, as a portion of our overall revenues, will continue to decrease as we continue to emphasize our stevioside segment.

For the three and six months ended October 31, 2008, cost of sales in our Chinese and veterinary medicine segment represented approximately 69% and 70%, respectively of net revenues for this segment, as compared to 67% and 64%, respectively of net revenues during the same period in fiscal 2008. This increase was due in large part to an increase in coal price in the PRC between the periods reported. This increase affects our costs both directly, through our own energy and transportation costs as well as indirectly, through related increases in PRC sourced raw materials on which we are dependant.

During the three and six months ended October 31, 2008, operating expenses associated with our Chinese and veterinary medicine segment totaled $489,046 and $1,016,104, respectively as compared to $496,929 and $794,203, respectively for the prior period. This significant increase was primarily due to a bad debt recovery in 2007 of approximately $210,000. This recovery offset bad debt expense and was included in general and administrative expenses in the prior period. Absent this recovery, operating expenses would have increased 1% between the periods. We expect operating expenses related to this segment to remain consistent with historical levels for the foreseeable future.

Corporate and Other

We incur various operating expenses at the corporate level related to legal, auditing, and other professional resources. For the six months ended October 31, 2008, these expenses decreased $118,913 from the comparable period in fiscal 2008 as we become less dependent on outside resources and as well we scaled down the expenses related to our North American operations.

NET INCOME AND OTHER COMPREHENSIVE INCOME

Net income for the three and six months ended October 31, 2008 totaled $417,831 and $715,465, respectively, compared to $178,873 and $487,511 for the same periods in fiscal 2008. These increases in our net income reflects our increasing revenues and related gross profits as compared to the prior fiscal year, offset by an increase in general administration expenses primarily due to the overall increase in operational activities in our Stevioside segment.

For the three and six months ended October 31, 2008, we reported other comprehensive (loss) income of ($119,815) and $495,297, respectively. This is a decrease of $224,023, or approximately 31%, compared to the six months ended October 31, 2008 and 2007. Other comprehensive income represents unrealized gains and losses on foreign currency translation and is a non-cash item. As described elsewhere in this report, the functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between October 31, 2008 and April 30, 2008, respectively:

	For the Period	For the Year
	Ended October 31,	Ended April 30	$	%
	2008	2007	Difference	Difference
	(Unaudited)	(Restated)

Working Capital	$17,873,940	$12,450,800	$5,423,140	44%

Cash	$6,782,197	$6,811,136	$(28,939)	0%
Accounts receivable	3,741,691	4,163,839	(422,148)	-10%
Inventories, net	9,226,294	4,707,044	4,519,250	96%
Taxes receivable	180,441	-	180,441	n/m
Prepaid expenses and other assets	173,546	264,576	(91,030)	-34%
Due from related party	2,173,562	-	2,173,562	n/m
Total Current Assets	22,277,731	15,946,594	6,331,137	40%

PROPERTY AND EQUIPMENT	17,234,044	14,151,293	3,082,751	22%
LAND USE RIGHT	2,335,165	-	2,335,165	n/m
Total Assets	$41,846,940	$30,097,887	11,749,053	39%

Accounts payable and accrued expenses	$4,234,322	$2,649,817	1,584,505	60%
Loans payable	100,000	-	100,000	n/m
Advances from customers	-	12,726	(12,726)	-100%
Taxes payable	3,610	401,808	(398,198)	-99%
Due to related party	65,859	431,443	(365,584)	-85%
Total Current Liabilities	4,403,791	3,495,794	907,997	26%

OTHER PAYABLES	157,218	154,207	3,011	2%
Total Liabilities	4,561,009	3,650,001	911,008	25%

At October 31, 2008, we had working capital of $17,873,940 including cash of $6,782,197 as compared to working capital of $12,450,800 including cash of $6,811,136 at April 30, 2008.

Our cash position by geographic area was as follows:

	October 31, 2008	April 30, 2008

Peoples Republic of China	$6,708,346	$6,653,884
United States	65,752	116,532
Canada	8,099	40,720

Total	$6,782,197	$6,811,136

We cannot be certain that we could have ready access to our cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

Accounts receivable, net of allowance for doubtful accounts, at October 31, 2008 decreased approximately $422,148 from April 30, 2008. While our allowance for doubtful accounts increased $47,985 from April 30, 2008, we may, however, collect all or a portion of these doubtful accounts.  The 10% decrease in our accounts receivable at October 31, 2008 was due primarily to increased collection efforts in both operational segments.

At October 31, 2008, inventories, net of reserve for obsolete inventory, increased $4,519,250 or approximately 96%, as compared to April 30, 2008. This increase was due mainly to an increase in levels of stevia leaves on hand to meet the needs of our increased production capacity of stevioside and due to our new acquisition of Qufu Shengwang which held $800,501 of inventory.

Prepaid expenses and other current assets decreased $91,030 or approximately 34% at October 31, 2008 as compared to April 30, 2008. This decrease was mainly attributable to a decrease in advances to suppliers in our veterinary medicine line of products that reflected deposits relating to the orders for inventory in the ordinary course of business which were subsequently received.

At October 31, 2008, we had property and equipment, net of accumulated depreciation, of $17,234,044 as compared to $14,151,293 at April 30, 2008. This increase reflects investments in buildings and equipment primarily related to our expansion in capacity in our stevioside production facilities and our recent acquisition of Qufu Shengwang which contributed approximately $3.5 million. We have no capital expenditures commitments in fiscal year 2009.

At October 31, 2008, we reflected $4,234,322 of accounts payable and accrued expenses, an increase of approximately $1,584,505 from April 30, 2008. This balance includes trade accounts payable and accrued expenses of $4,066,137 and accrued salaries and benefits of $168,185. Of the total accounts payable and accrued expenses at October 31, 2008, approximately $3,267,259 relates to our Stevioside segment, $831,264 relates to our Chinese and Veterinary Medicine segment and $135,799 relates to our corporate operations. The increase at October 31, 2008 from April 30, 2008 reflects the overall increase in our level of operations and the acquisition of Qufu Shengwang.

At October 31, 2008, we held cash of $6,782,197 as compared to cash of $6,811,136 at April 30, 2008, a decrease of $28,939. While we did borrow $100,000 during the six months ended October 31, 2008, the decrease is primarily a result of timing differences in payments of liabilities and receipts of cash from sales.

During the six months ended October 31, 2008, net cash used in operating activities was $479,708, net cash provided by investing activities was $229,234, and net cash provided by financing activities was $100,000. The effect of prevailing exchange rate on cash was $121,535 as compared to $$283,933 for the six months ended October 31, 2007.

Net cash used in operating activities decreased to $479,708 during the six months ended October 31, 2008 as compared to cash used in operating activities of $2,332,129 for the prior period in fiscal 2008. For the six months ended October 31, 2008, our material sources of cash included net income of $715,465.  In addition, we add back non-cash depreciation of $766,070, and stock-based compensation of $247,496. Further, cash from operations was increased by a $473,858 decrease in accounts receivable and $1,348,826 increase in accounts payable. These increases were offset by cash used to stockpile inventory during the stevia leaves harvest season representing an increase in inventory of $3,619,213 which includes $801,000 worth of inventory related to our acquisition of Qufu Shengwang. Comparatively, for the six months ended October 31, 2007, we used $2,882,449 to fund increases in inventory, $784,857 to reduce accounts payable and accrued expenses and $120,407 in increased levels of accounts receivable. These uses were offset by a reduction in prepaid expenses and other current assets of $1,050 and an advance from related parties of $430,043.

During the six months ended October 31, 2008, net cash provided by investing activities totaled $229,234 which is comprised of $410,704 of cash acquired during our acquisition of Qufu Shengwang, offset by capital expenditures of $181,470, as compared to cash used in investment during 2007 for capital expenditures of $607,272 during the six months ended October 31, 2007. During fiscal 2008, the majority of the capital expenditures related to construction and completion of a new stevioside facility.

Net cash provided by financing activities totaled $100,000 during the six months ended October 31, 2008 and was all attributable to one secured loan during the period. On July 1, 2008, the Company and Mr. Laiwang Zhang, our President and Chairman, entered into a $100,000 note payable agreement with China Direct Investments, Inc., a consultant to the Company. The note bears interest at 6% per annum, and is secured by 400,000 shares of our common stock held by Mr. Laiwang Zhang, and is due with all related accrued interest on July 1, 2009. During the six months ended October 31, 2007 cash provided by financing activities was $713,154 comprised of proceeds from the exercise of warrants.

Transactions with related parties

We pay Pharmaceutical Corporation management fees for services including housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the use of research and development facilities. Pharmaceutical Corporation is controlled by our President and Chairman, Mr. Laiwang Zhang. The amount of the management fee is discretionary, subject to increase at Mr. Zhang's discretion. For the six months ended October 31, 2008 and 2007 this management fee was $264,365 and $112,224, respectively, which such amounts are included in our general and administrative expenses in the respective financial statements appearing elsewhere in this report.

On September 5, 2008, a creditor of the Company agreed to accept $372,900 as partial payment of amounts due to them.  The three employees of the Company, owed us $372,900 relating to the exercise of common stock options. As a result of this transaction, $372,900 due the Company, carried as a subscription receivable, was satisfied and the balance due to related parties was reduced by a similar amount.

On September 2, 2008, our wholly owned subsidiary, Qufu amended its June 30, 2008 Acquisition Agreement (the "Acquisition Agreement Amendment") with Qufu Shengwang and its shareholder Group Corporation.

On November 18, 2008, Qufu Natural Green amended the June 30, 2008 Agreement with Qufu Shengwang and its shareholder, Shandong Group (the “Second Amendment to Acquisition Agreement”). Under the terms of the Second Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $4,026,851. The purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were further revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008.

As a result of the Second Amendment to Acquisition Agreement, on November 18, 2008 the Company entered into a second amendment to the Stock Sale Agreement to reduce the total number of Shares to be purchased by Shandong Group from 29,525,776 to 19,175,480 at a price of $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of the Second Amendment to Stock Sale Agreement, the Company will cancel 10,350,296 Shares issued to Shandong Group and refund to Shandong Group $2,173,562 reflecting the difference between the purchase price of $6,200,413 under the Amendment to Stock Sale Agreement and the purchase price of $4,026,851 for the Shares under the Second Amendment to the Stock Sale Agreement.  The 19,175,480 shares of Common Stock purchased by Shandong Group represents approximately 22% of the issued and outstanding shares of common stock of the Company prior to the transaction.

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

At October 31, 2008 Ms. Wu, our Chief Financial Officer, owed us $54,900 under the note. As set forth below, she has agreed to assume a portion of a liability owed by us under a note payable to a third party in satisfaction of this amount. Notwithstanding the foregoing, should the Securities and Exchange Commission determine to investigate the matter, we could become subject to litigation involving the granting of this personal loan to Ms. Wu, which such investigation and/or litigation could involve significant time and costs and may not be resolved favorably. Our Board of Directors is evaluating Ms. Wu's ongoing role in our company.

As set forth above, in February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. At October 31, 2008 the amount outstanding under those notes was $0 and is reflected on our balance sheet as a subscription receivable. In addition, on September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of our company. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, the three employees who collectively represented the amount of subscription receivable due us, which included Ms. Wu our Chief Financial Officer, agreed to pay the amounts of the subscription receivables owned by each of them directly to the lender in satisfaction of $372,900 of the amount owned by our company and lender agreed to accept in partial payment of amounts due him, payment by three employees of our company. As a result of this transaction, monies due us in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

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

-	Any obligation under certain guarantee contracts;

-	Any retained or contingent interest in assets transferred to an
-	unconsolidated entity or similar arrangement that serves as credit,
-	liquidity or market risk support to that entity for such assets;

-	Any obligation under a contract that would be accounted for as a
-	derivative instrument, except that it is both indexed to our stock and
-	classified in stockholder's equity in our statement of financial
-	position; and

-	Any obligation arising out of a material variable interest held by us
-	in an unconsolidated entity that provides financing, liquidity, market
-	risk or credit risk support to us, or engages in leasing, hedging or
-	research and development services with us.

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

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of October 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our Chief Financial Officer and our staff within our finance and accounting group in China do not have the requisite expertise in the proper application of United States generally accepted accounting principles (GAAP) and the securities laws of the United States to ensure that the requisite information is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, until such time as we have properly trained our internal accounting staff, including our Chief Financial Officer, in the application of US GAAP and compliance with the securities laws of the United States we may experience additional and/or continuing material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

None

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit
Number	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: December 15, 2008	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 15, 2008	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer