Form 10-Q
period 2009-01-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2009-03-16
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended January 31, 2009

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 12, 2009 there were 127,679,916 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED January 31, 2009

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2009	April 30, 2008
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$6,957,805	$6,811,136
Accounts receivable, net of allowance for doubtful accounts of $498,422 and $467,415,
respectively	3,794,751	4,163,839
Inventories, net	7,930,095	4,707,044
Taxes receivable	24,385	-
Prepaid expenses and other assets	414,729	264,576
Total Current Assets	19,121,765	15,946,595

PROPERTY AND EQUIPMENT, net	16,894,517	14,151,293
LAND USE RIGHT	2,326,401	-
Total Assets	$38,342,683	$30,097,888

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,471,898	$2,649,818
Loans payable	180,000	-
Advances from customers	-	12,726
Taxes payable	162,204	401,808
Due to related party	58,574	431,443
Total Current Liabilities	2,872,676	3,495,795

OTHER PAYABLES	157,496	154,207
Total Liabilities	3,030,172	3,650,002

MINORITY INTEREST	2,755,354	-

STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 200,000,000 shares authorized;	106,182	87,007
106,182,416 and 87,006,936 shares issued and outstanding at January 31, 2009 and
April 30, 2008, respectively)
Additional paid-in capital	21,646,893	17,218,066
Retained earnings	7,049,656	6,325,919
Deferred compensation
Subscription receivable	-	(372,900)
Other comprehensive income - foreign currency	3,754,426	3,189,794
Total Stockholders' Equity	32,557,157	26,447,886

Total Liabilities and Stockholders' Equity	$38,342,683	$30,097,888

See notes to unaudited consolidated condensed financial statements

Index

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$5,019,760	$6,612,487	$17,807,544	$16,513,913
COST OF REVENUES	3,803,161	4,841,829	13,433,172	11,936,500
GROSS PROFIT	1,216,599	1,770,658	4,374,372	4,577,413

OPERATING EXPENSES:
Stock-based consulting expense	102,551	123,748	350,047	371,244
Selling expenses	477,020	627,361	1,399,375	2,026,164
General and administrative	569,590	399,656	1,696,560	1,105,442
Total Operating Expenses	1,149,161	1,150,765	3,445,982	3,502,850

INCOME FROM OPERATIONS	67,438	619,893	928,390	1,074,563

OTHER INCOME :
Other income (expense)	(365)	60	417	1,126
Interest income	13,136	12,993	36,855	44,768
Total Other Income	12,771	13,053	37,272	45,894

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	80,209	632,946	965,662	1,120,457

INCOME TAXES	(51,941)	-	(218,541)	-

INCOME BEFORE MINORITY INTEREST	28,268	632,946	747,121	1,120,457

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(19,996)	-	(23,384)	-

NET INCOME	8,272	632,946	723,737	1,120,457

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	69,335	958,207	564,632	1,677,527

COMPREHENSIVE INCOME	$77,607	$1,591,153	$1,288,369	$2,797,984

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income per common share - basic	$0.00	$0.02	$0.01	$0.03
Net income per common share - diluted	$0.00	$0.02	$0.01	$0.03

Weighted Common Shares Outstanding - basic	98,907,210	87,006,936	90,984,845	86,845,567
Weighted Common Shares Outstanding - diluted	98,907,210	87,006,936	90,984,845	86,845,567

See notes to unaudited consolidated condensed financial statements

Index

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$723,737	$1,120,457
Adjustments to reconcile net income to net cash (used in) operations:
Depreciation	1,197,515	774,154
Amortization of land use rights	21,495	-
Stock based consulting and fees	350,047	371,244
Minority interest	23,384	-
Allowance for doubtful accounts	20,964	(133,838)
Changes in assets and liabilities:
Accounts receivable	446,076	(567,802)
Inventories	(2,318,340)	(3,075,086)
Prepaid expenses and other current assets	(143,614)	(126,443)
Accounts payable and accrued expenses	(412,526)	(929,531)
Taxes payable	(233,234)	-
Advances from customers	(12,952)	26,161

NET CASH (USED IN) OPERATING ACTIVITIES	(337,448)	(2,540,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	410,704	-
Capital expenditures	(242,875)	(593,303)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	167,829	(593,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option/warrants	-	713,153
Proceeds from short term loan	80,000	-
Proceeds from short term loan -- related party	100,000	150,000
Proceeds from related party advances	-	441,620
Payments on short term loan	-	(150,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	180,000	1,154,773

EFFECT OF EXCHANGE RATE ON CASH	136,288	730,725

NET INCREASE (DECREASE) IN CASH	146,669	(1,248,489)

CASH - beginning of fiscal year	6,811,136	6,687,222

CASH - end of period	$6,957,805	$5,438,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,900	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING FINANCING ACTIVITIES
Issuance of common stock in connection with acquisition based on final purchase price	$4,026,851	$-
Issuance of common stock in connection with acquisition but cancelled based on final purchase price	$2,173,562	$-
Repayment of subscription receivable offset by forgiveness of liability	$372,900	$-

See notes to unaudited consolidated condensed financial statements.

Index
SUNWIN INTERNATIONAL NE UTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Sunwin International Neutraceuticals, Inc. ("we", "us", "our" and the "Company") was incorporated in 1987 in the State of Nevada.  Substantially all of our business operations are conducted through our wholly owned subsidiaries; Qufu Natural Green Engineering Co., Ltd. a Chinese limited liability company and its subsidiaries ("Qufu Natural Green"), and Sunwin Stevia International Corp., a Florida corporation ("Sunwin Stevia").

Through Qufu Natural Green, with its principal offices located in Qufu, China we are engaged in the manufacture and sale of natural sweeteners (stevioside), traditional Chinese medicines, organic herbal medicines, other neutraceutical products and veterinary medicines prepared from organic herbal ingredients.

Qufu Natural Green was founded in 1999 and was re-registered in 2004 to amend its capital structure. Qufu Natural Green has three wholly owned subsidiaries also located in the PRC:

•	Shengya Veterinary Medicine Co., Ltd.;
•	Shengyuan Herb Extraction Co., Ltd.;
•	Qufu Chinese Medicine Factory;

In addition in September 2008, Qufu Natural Green acquired a 60% interest in Qufu Shengwang Stevia Biology and Science Co., Ltd., (“Qufu Shengwang”) from Shandong Shengwang Group Co., Ltd., a Chinese limited liability (“Shandong Group”). Qufu Shengwang manufactures, sells and distributes stevioside based animal feed additives and fertilizers.  Stevioside is a 100% natural sweetener extracted from the leaves of the stevia rebaudiana plant, a green herb plant of the Aster/Chrysanthemum family.  Qufu Shengwang sells products in the provinces of Shandong, Heilongjiang, and Liaoning in China to farmers of vegetables, fruits, flowers, and livestock.

Under the terms of the acquisition, Qufu Natural Green acquired Shandong Group's 60% interest in Qufu Shengwang for $4,026,851. The purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were further revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008.

Pursuant to the acquisition of Qufu Shengwang, the Company entered into a Stock Sale Agreement with Shandong Group purchased 19,175,480 shares of common stock for $4,026,851.

In addition to Qufu Natural Green, we also operate through two North American subsidiaries, which are active in marketing Qufu Natural Green's products in North America:

•	Sunwin Stevia International Corp. (“Sunwin Stevia”); and
•	Sunwin (Canada) Pharmaceutical, Ltd. (“Sunwin Canada”).

In December 2007, as a cost cutting measure, we dissolved Sunwin California, Inc., our wholly-owned subsidiary, with their marketing efforts being absorbed by Sunwin Stevia.

On February 5, 2009, the Company entered into a Securities Purchase Agreement with Wild Flavors, Inc. (“Wild Flavors”) to purchase 20,000,000 shares of the Company’s common stock at a price of $.15 per share (the “Wild Flavors Stock”) together with five-year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share. Upon completion of the sale of the shares and other transactions agreed to in connection with the Securities Purchase Agreement, Wild Flavors now owns approximately 15.7% of the issued and outstanding common stock of the Company. Please see Note 13 below.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated interim financial statements should be read in conjunction with the financial statements for the year ended April 30, 2008 and notes thereto contained on Form 10-K/A of the Company as filed with the SEC. The result of operations and cash flows for the three and nine months ended January 31, 2009, are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

		Adjustment
	As filed	to Restated	Restated

Advances from customers	$582,816	$(570,090)	$12,726

Other comprehensive income -
Foreign currency translation	2,619,704	570,090	3,189,794

Net (loss) income per common share -
basic	0.00	0.00	0.00

Net (loss) income per common share -
diluted	$0.00	$0.00	$0.00

ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented. Actual results could differ from those estimates. Significant estimates for the three and nine months ended January 31, 2009 and 2008 include the allowance for doubtful accounts, the reserve for obsolete inventory, assumptions associated with the recognition of stock based compensation and the useful life of property, plant and equipment.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The carrying value of these instruments approximates their fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At January 31, 2009 and April 30, 2008, the allowances for doubtful accounts were $498,422 and $467,415, respectively.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. Due to short production cycle of our natural products, we do not maintain a work-in-process inventory.

NOTE (LOAN) PAYABLE

On July 1, 2008, the Company and Mr. Laiwang Zhang, our president and chairman, entered into a $100,000 note payable agreement with China Direct Investments, Inc., a consultant to the Company. The note bears interest at 6% per annum, and is secured by 400,000 shares of our common stock held by Mr. Laiwang Zhang and is due with all related accrued interest on July 1, 2009.

During the three months ended January 31, 2009 the Company received $80,000 from a unaffiliated third party, the short-term loan bears no interest and the borrower satisfied the loan on March 5, 2009.

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

INCOME PER SHARE

Net income per common share for the three and nine months ended January 31, 2009 and 2008 are based upon the weighted average common shares and dilutive common stock equivalents, if any, outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The effect of outstanding warrants to purchase common stock, which could result in the issuance of 9,696,590 additional common shares at January 31, 2008, is anti-dilutive as the exercise price of the warrants exceeds the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for that period. We had no stock options outstanding at January 31, 2009 or 2008, respectively.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Accumulated depreciation on property and equipment totaled $5,393,858 and $3,964,662 at January 31, 2009 and April 30, 2008, respectively.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" and are included in determining net income or loss.

The reporting currency for the Company is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The cumulative translation adjustments and effect of exchange rate changes on cash at January 31, 2009 and 2008 were $136,287 and $730,725, respectively.

COMPREHENSIVE INCOME

We report comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income for the three and nine months ended January 31, 2009 was $77,607 and $1,288,369, respectively. Comprehensive income for the three and nine months ended January 31, 2008 was $1,591,153 and $2,797,984, respectively. Comprehensive income for the periods included net income and foreign currency translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January 31, 2009, we had $6,912,478 on deposit in China, which is not insured. We have not experienced any losses in such accounts through January 31, 2009.

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

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of December 31, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 2 - INVENTORIES

At January 31, 2009 and April 30, 2008, inventories consisted of the following:

	January 31, 2009	April 30, 2008
	(unaudited)

Raw materials	$4,315,530	$2,768,310
Finished goods	3,688,745	2,011,365

	8,004,275	4,779,675
Less: reserve for obsolete inventory	(74,180)	(72,631)

	$7,930,095	$4,707,044

Due to the short duration inherent in the manufacture of our natural products, we do not maintain a work-in-process inventory.

NOTE 3 - PROPERTY AND EQUIPMENT

At January 31, 2009 and April 30, 2008, property and equipment consisted of the following:

	Estimated Life	January 31, 2009	April 30, 2008
		(unaudited)

Office Furniture	5 - 7 years	$3,622	$3,547
Autos and Trucks	5 - 10 years	58,958	19,901
Manufacturing Equipments	5 - 20 years	15,725,326	13,265,656
Buildings	10 - 30 years	6,390,281	4,730,037
Office Equipment	5 - 10 years	110,188	70,374
Construction in Process		-	26,440

		22,288,375	18,115,955

Less: Accumulated Depreciation		(5,393,858)	(3,964,662)
		$16,894,517	$14,151,293

For the nine months ended January 31, 2009 and 2008, depreciation expense totaled $1,197,515 and $774,154, respectively. The increase in property and equipment was significantly due to the acquisition of Qufu Shengwang.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 4-INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated Life	January 31, 2009	April 30, 2008
		(unaudited)

Land Use Right	46 years	$2,347,896	$-

Less: Accumulated Amortization		(21,495)	-
		$2,326,401	$-

Due to the Company’s acquisition of Qufu Shengwang, the Company acquired land use rights to use certain properties located in China until March 14, 2054. For the nine month period ended January 31, 2009, amortization expense amounted to $21,495.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company pays management fees to Shandong Shengwang Pharmaceutical Co., Ltd., a limited liability company organized under the laws of the PRC ("Pharmaceutical Corporation"), in which Mr. Laiwang Zhang, our president and chairman holds a majority interest. The management fees, which are included in general and administrative expenses, totaled $347,274 and $144,337 for the nine months ended January 31, 2009 and 2008, respectively. At January 31, 2009, the Company owed Shengwang Group Corporation $1,478 for management fees. See Note 13 below.

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

As set forth above, in February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. At January 31, 2009 and April 30, 2008 the amount outstanding under those notes was $0 and $372,900, respectively, and is reflected on our balance sheet as a subscription receivable. In addition, on September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of our company. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, the three employees who collectively represented the amount of subscription receivable due us, which included Ms. Wu our Chief Financial Officer, agreed to pay the amounts of the subscription receivables owned by each of them directly to the lender in satisfaction of $372,900 of the amount owned by our company and lender agreed to accept in partial payment of amounts due him, payment by three employees of our company. As a result of this transaction, monies due us in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
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

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at January 31, 2008 and April 30, 2008 totaled $414,729 and $264,576, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us including employee advances. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Our subsidiaries in China are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Under the PRC Income Tax Law, beginning in January 2008, wholly-owned foreign enterprises are subject a maximum of 25%, inclusive of state and local income taxes.

NOTE 8 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At January 31, 2008 and April 30, 2008, there were no shares of preferred stock issued or outstanding.

COMMON STOCK

During the three months ended October 31, 2008, the company completed its acquisition of its 60% interest in Qufu Shengwang. As a result of the amendment to the acquisition agreement, on November 18, 2008 the Company entered into an amendment to the stock sale agreement to reduce the total number of Shares to be purchased by Shandong Group from 29,525,776 to 19,175,480 at a price of $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of this amendment, on December 10, 2008, the Company cancelled 10,350,296 shares issued to Shandong Group and refund to Shandong Group $2,173,562 reflecting the difference between the purchase price of $6,200,413 under the amendment and the purchase price of $4,026,851 for the Shares under the amendment to the stock sale agreement.  The 19,175,480 shares of Common Stock purchased by Shandong Group represents approximately 22% of the issued and outstanding shares of common stock of the Company prior to the transaction.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)
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

As of January 31, 2009 or April 30, 2008, no options were outstanding under either the 2005 Plan or 2006 Plan.

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

A summary of the changes of the Company's outstanding common stock purchase warrants granted during the nine month period ended January 31, 2009 is as follows:

		WEIGHTED AVERAGE
	SHARES	EXERCISE PRICE

Outstanding at April 30, 2008	9,696,590	$0.65
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at January 31, 2009	9,696,590	$0.65

Warrants exercisable at end of period	9,696,590	$0.65

The following information applies to all warrants outstanding at January 31, 2009:

Warrants Outstanding				Warrants Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$0.65	9,696,590	3.17	$0.65	9,696,590	$0.65

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 9 - CONSULTING AGREEMENTS AND COMMITMENTS

CONSULTING AGREEMENTS

On April 24, 2007 the Company entered into a consulting agreement with CDI Shanghai Management Co., Ltd. In connection with this agreement, we issued 1,200,000 shares of our common stock, with a fair value of $600,000, to be earned over the term of the agreement which expired on April 30, 2008. The agreement further provided the company would pay Capital One Resources Co., Ltd. and/or its designee's discretionary award fees payable in cash or marketable securities. In April 2007, under the terms of this agreement, we paid an additional award fee of 305,000 shares of our common stock with a fair value of $152,500.

For the nine months ended January 31, 2009 and 2008, amortization of deferred consulting expenses amounted to $350,047 and $371,244, respectively.

On April 30, 2007, the Company and its wholly owned subsidiary Sunwin Stevia International Corporation entered into an agreement with China Direct Inc. Under the terms of the agreement China Direct Inc., shall assist with the business development efforts related to Sunwin Stevia International Corp. including but not limited to efforts related to the OnlySweet line of products. As consideration for these services China Direct Inc. was entitled to receive an annual fee, in perpetuity, equal to four percent (4%) of the annual gross sales revenue generated by Sunwin Stevia International Corp. and/or its proprietary line of products (the "Annual Fee"). The Annual Fee is to be calculated after each fiscal year end and shall be paid quarterly in four (4) equal installments over the following fiscal year on March 31st, June 30th, September 30th and December 31st. This Annual Fee is to continue in perpetuity and survive any termination of consulting services rendered by China Direct Inc. to the Company. In the event of any sale, merger, transfer of rights or disposition of assets of Sunwin Stevia International, the Annual Fee shall survive and continue to be paid by the acquirer(s). During the fiscal year ended April 30, 2008, this agreement was modified to waive payment and accrual of this fee until a later date to be mutually agreed upon by the parties. This waiver has remained in effect subsequent to the Wild Flavors transaction described in Note 1.  No expense has been recognized under this agreement for the nine months period ended January 31, 2009 or 2008, respectively.

NOTE 10 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. To the best of the Company's knowledge, they believe no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the nine months ended January 31, 2009 and 2008, the Company operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and stevia fertilizer and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and animal medicines prepared from organic herbal ingredients. The Company's reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

Condensed information with respect to these reportable business segments for the three and nine months period ended January 31, 2009 and 2008 is as follows:

	Natural Sweetner	Chinese and Veterinary	Corporate and
Three Months Ended January 31, 2009	(Stevioside)	Medicines	Other	Consolidated

Net Revenues	$3,428,180	$1,591,580	$-	$5,019,760
Interest (Expense) Income	4,357	15,009	(6,230)	13,136
Depreciation and amortization	367,592	76,100	-	443,692
Net Income	68,709	109,037	(169,474)	8,272
Long Lived Asset Expenditures	41,141	20,264	-	61,405
Segment Assets	$25,433,966	$12,898,246	$10,471	$38,342,683

	Natural Sweetner	Chinese and Veterinary	Corporate and
Nine Months Ended January 31, 2009	(Stevioside)	Medicines	Other	Consolidated

Net Revenues	$11,089,248	$6,718,296	$-	$17,807,544
Interest (Expense) Income	3,108	39,977	(6,230)	36,855
Depreciation and amortization	993,293	225,717	-	1,219,010
Net Income	602,465	590,354	(469,082)	723,737
Long Lived Asset Expenditures	153,419	89,456	-	242,875
Segment Assets	$25,433,966	$12,898,246	$10,471	$38,342,683

	Natural Sweetner	Chinese and Veterinary	Corporate and
Three Months Ended January 31, 2008	(Stevioside)	Medicines	Other	Consolidated

Net Revenues	$3,740,733	$2,871,754	$-	$6,612,487
Interest (Expense) Income	19,931	(32,922)	(2)	(12,993)
Depreciation and amortization	181,196	125,077	-	306,273
Net Income	313,768	491,496	(172,318)	632,946
Long Lived Asset Expenditures	-	-	-	-
Segment Assets	$18,560,662	$10,866,056	$323,546	$29,750,264

	Natural Sweetner	Chinese and Veterinary	Corporate and
Nine Months Ended January 31, 2008	(Stevioside)	Medicines	Other	Consolidated

Net Revenues	$9,323,348	$7,190,565	$-	$16,513,913
Interest (Expense) Income	36,151	(80,561)	(358)	(44,768)
Depreciation and amortization	394,837	379,318	-	774,155
Net Income	394,572	1,315,517	(589,632)	1,120,457
Long Lived Asset Expenditures	-	593,303	-	593,303
Segment Assets	$18,560,662	$10,866,056	$323,546	$29,750,264

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

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

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

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

Qufu Shengwang was established on August 20, 2007.  The operations from its date of inception through January 31, 2008 have been minimal, accordingly, no pro-forma financial information is presented for the three and six months ended January 31, 2008.

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
PRO-FORMA STATEMENTS OF OPERATIONS

	For the Three months ended
	January 31, 2009
				Sunwin
	Sunwin	Qufu	Pro forma	International
	International	Shengwang	Adjustments	Pro-forma
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES	$4,872,900	$146,938	-	$5,019,838
COST OF REVENUES	3,691,763	111,452		3,803,215
GROSS PROFIT	1,181,137	35,486	-	1,216,623

OPERATING EXPENSES:
Stock-based consulting expense	102,551	-	-	102,551
Selling expenses	463,531	13,535	-	477,066
General and administrative	480,037	89,658	-	569,695
Total Operating Expenses	1,046,119	103,193	-	1,149,312

INCOME (LOSS) FROM OPERATIONS	135,018	(67,707)	-	67,311

OTHER INCOME :
Other income	(365)	-	-	(365)
Interest income	12,355	781	-	13,136
Total Other Income	11,990	781	-	12,771

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	147,008	(66,926)	-	80,082

INCOME TAXES	51,941	-	-	51,941

INCOME (LOSS) BEFORE MINORITY INTEREST	95,067	(66,926)	-	28,141

MINORITY INTEREST OF LOSS	-	-	26,770	26,770

NET INCOME (LOSS)	$95,067	$(66,926)	$26,770	$54,911

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	46,668	22,667	-	69,335

COMPREHENSIVE INCOME	$141,735	$(44,259)	$26,770	$124,246

NET INCOME PER COMMON SHARE - BASIC AND DILUTED
Net income per common share - basic	$0.00			$0.00
Net income per common share - diluted	$0.00			$0.00

Weighted Common Shares Outstanding - basic	98,907,210			98,907,210
Weighted Common Shares Outstanding - diluted	98,907,210			98,907,210

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
PRO-FORMA STATEMENTS OF OPERATIONS

	For the Nine months ended
	January 31, 2009
				Sunwin
	Sunwin	Qufu	Pro forma	International
	International	Shengwang	Adjustments	Pro-forma
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES	$17,511,385	$443,585	-	$17,954,970
COST OF REVENUES	13,216,666	314,136		13,530,802
GROSS PROFIT	4,294,719	129,449	-	4,424,168

OPERATING EXPENSES:
Stock-based consulting expense	350,047	-	-	350,047
Selling expenses	1,378,012	32,215	-	1,410,227
General and administrative	1,578,350	182,952	-	1,761,302
Total Operating Expenses	3,306,409	215,167	-	3,521,576

INCOME (LOSS) FROM OPERATIONS	988,310	(85,718)	-	902,592

OTHER INCOME :
Other income	417	-	-	417
Interest income	35,265	2,618	-	37,883
Total Other Income	35,682	2,618	-	38,300

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,023,992	(83,100)	-	940,892

INCOME TAXES	218,541	-	-	218,541

INCOME (LOSS) BEFORE MINORITY INTEREST	805,451	(83,100)	-	722,351

MINORITY INTEREST OF LOSS	-	-	33,240	33,240

NET INCOME (LOSS)	$805,451	$(83,100)	$33,240	$755,591

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	517,427	47,205	-	564,632

COMPREHENSIVE INCOME	$1,322,878	$-35,895	$33,240	$1,320,223

NET INCOME PER COMMON SHARE - BASIC AND DILUTED
Net income per common share - basic	$0.01			$0.01
Net income per common share - diluted	$0.01			$0.01

Weighted Common Shares Outstanding - basic	90,984,845			90,984,845
Weighted Common Shares Outstanding - diluted	90,984,845			90,984,845

Index
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS

On February 5, 2009, the Company entered into a Securities Purchase Agreement with Wild Flavors to purchase 20,000,000 shares of the Company’s common stock at a price of $.15 per share together with five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share. Upon completion of the sale of the Shares and other transactions agreed to in connection with the Securities Purchase Agreement, Wild Flavors owns approximately 15.7% of the issued and outstanding common stock of the Company.  The Company paid fees in connection with the Securities Purchase Agreement to Mr. Jeffrey Reynolds, CEO of Sunwin Stevia, of $100,000 in cash and issued Mr. Reynolds 1,000,000 shares of its Common Stock which will be valued at the fair market value.  In addition, the Company paid legal fees to its counsel associated with the Securities Purchase Agreement.  After payment of these fees and costs associated with the Wild Flavors Offering, the Company received net proceed of approximately $2,885,000.  The net proceeds of this offering will be used for expansion of the Company's Stevia production facilities in China and general corporate purposes.

Pursuant to the terms of the Securities Purchase Agreement, the Company converted its wholly owned subsidiary, Sunwin Stevia, into a Delaware limited liability company.  In exchange for its contribution of Sunwin Stevia’s current capital, the Company received 5,500 membership units in Sunwin Stevia, a 55% interest after giving effect to the issuance of membership units to Wild Flavors.  In addition, the Company issued to Wild Flavors 4,500 membership units (a 45% interest) in Sunwin Stevia in exchange for Wild Flavors’ agreement to provide sales, marketing, logistics and supply chain management, product development and regulatory services to Sunwin Stevia over a period of two years beginning on February 5, 2009 (the “Services”). The Company and Wild Flavors agreed that the value of the Services is $1,000,000. In addition, Wild Flavors agreed to act as the sole manager of Sunwin Stevia and will be responsible for all of its business and affairs as provided for in the proposed form of the Operating Agreement to be entered into between Wild Flavors and the Company. In addition, Wild Flavors has the right of first refusal to purchase additional membership units in Sunwin Stevia at $222.22 per unit to provide any additional capital required by Sunwin Stevia as jointly determined by the Company and Wild Flavors.

Under the terms of the Securities Purchase Agreement, Wild Flavors has the option to exchange its 45% interest in Sunwin Stevia into 6,666,666 shares of the Company’s common stock at any time until December 31, 2010 (the “Exchange Option”).  Wild Flavors is also entitled to a bonus option which would entitle it to receive the greater of 6% of the issued and outstanding membership units of Sunwin Stevia or the number of membership units of Sunwin Stevia necessary to get Wild Flavor’s ownership interest to 51% if (i) Sunwin Stevia achieves cumulative pre-tax profits of $3,000,000 on or before December 31, 2011 computed in accordance with U.S. GAAP exclusive of the cost of product liability insurance and (ii) Wild Flavors has not exercised its Exchange Option (the “Bonus Option”). Upon exercise of the Bonus Option, Wild Flavors is obligated to pay Sunwin Stevia an aggregate exercise price of $1,000.00.  The Bonus Option expires upon the earlier of the date when one of the above conditions can no longer be satisfied and July 1, 2012.

Pharmaceutical Corporation has orally agreed to waive the management fees it charges the Company related to Sunwin Stevia's operations beginning in February 2009.  In addition, Pharmaceutical Corporation has agreed that starting January 2010, the maximum consulting fee that will be charged to the Company by Pharmaceutical Corporation will be approximately $175,508 (RMB1,200,000) per year.

On February 5, 2009, the Company entered into a Distributorship Agreement with its subsidiary, Sunwin Stevia and Wild Flavors for the worldwide distribution of the Company’s Stevia sweetener products.  The Distributorship Agreement is for an initial term of 60 months with automatic renewal terms of 12 successive 36 month renewal periods.

As part of the Securities Purchase Agreement, the Company, Wild Flavors and certain shareholders of the Company owning approximately 34.12% of the Company’s common stock (the “Sunwin Shareholders”) entered into a Stockholders Agreement dated February 5, 2009.  The Stockholders Agreement provides that so long as Wild Flavors owns at least 4,000,000 shares of the Company’s common stock, the parties will vote or cause their shares of the common stock to be voted to elect two members of the Company’s board of directors designated by Wild Flavors and three members designated by the Sunwin Shareholders.

In March 2007 as a component of a unit equity capital raise, the Company issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share.  There are an aggregate of 9,696,590 of the warrants that remain issued and outstanding.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement.  On February 20, 2009, the Board of Directors of the Company approved the permanent reduction in the exercise price of the warrants to $0.15 per share.  The last sale price of the Company’s common stock on February 20, 2009 as reported on the OTC Bulletin Board was $0.30.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged.

Index

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

We are on an April 30 fiscal year.  The coming fiscal year ending April 30, 2009 is referred to as “fiscal 2009”, the fiscal year ended April 30, 2008 is referred to as “fiscal 2008”.  The nine month period ending January 31, 2009 is the third quarter of fiscal 2009, while the nine month period ended January 31, 2008 was the third quarter of fiscal 2008.

OVERVIEW

Through our subsidiaries located in the PRC, we manufacture and sell neutraceutical products. Our focus is to provide our customers with naturally produced nutritional food additives and nutritional supplements for both human and veterinary consumption. Our product lines can be classified into three distinct product groups:

•	Stevioside, a 100% natural sweetener derived from the leaves of the stevia plant;

•	Traditional Chinese medicines and formula extracts; and

•	Natural veterinary medicines and animal food additives.

For accounting purposes, due to similarities in the processing and reporting of naturally processed Chinese medicines and natural veterinary medicines, we combine these two product groups into one segment.  Accordingly we report our operations in two segments:

•	Natural Sweetener (Stevioside); and

•	Chinese and Veterinary medicines

Approximately 62% of our total net revenues in the first nine months of fiscal 2009 were derived from our Natural Sweetener (Stevioside) segment. Our principal customers for this segment are located in Asia, primarily China and Japan where stevioside is approved for use as both a food additive as well as a nutritional supplement. China has emerged as the world's largest producer of stevioside.

We also manufacture and sell traditional Chinese medicines and formula which are utilized in more than 200 different veterinary products.

Index

Our ability to significantly increase our revenues in any of these groups faces a number of challenges. In addition to the existing laws which limit the sale of stevioside in Western countries, we face competition in the PRC in the manufacture and sale of stevioside. There are approximately 30 stevioside manufacturers in China. In an effort to increase our competitive position in the PRC, in December 2005, we completed the upgrade of our existing stevioside production facility. This facility now has a production capacity of 300 tons of stevioside per year. In March 2007, we completed the construction of an additional stevioside manufacturing facility. The new facility is located in Shuyuan Economic Zone of Qufu City, Shangdong Province. Through January 2008, we invested approximately $10,324,000 in buildings and equipment for the new facility. The construction of the facility commenced in August 2006 and became fully operational in July 2007. Our new stevioside manufacturing facility is capable of producing an additional 200 tons of stevioside per year, increasing our total annual production capacity to 500 tons. The additional production is being marketed to consumers in China, Japan, South Korea, and other Far Eastern countries such as Singapore, Malaysia, Thailand, and India.

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

During fiscal 2009 we have closed two transactions which we believe will have a positive impact on our business in future periods.  In September 2008, our subsidiary Qufu Natural Green acquired a 60% interest in Qufu Shengwang Stevia Biology and Science Co., Ltd., (“Qufu Shengwang”) from Shandong Shengwang Group Co., Ltd., a Chinese limited liability (“Shandong Group”). Qufu Shengwang manufactures, sells and distributes stevioside based animal feed additives and fertilizers Qufu Shengwang sells products in the provinces of Shandong, Heilongjia, and Liaoning in China to farmers of vegetables, fruits, flowers, and livestock.

In February 2009 we entered into a series of transactions with Wild Flavors, including:

•
we sold it 20,000,000 shares of our common stock at a purchase price of $0.15 per share and issued it five year warrants to purchase an additional 26,666,666 shares of our common stock with an exercise price of $0.35 per share resulting in proceeds to us of $3,000,000;

•
we agreed to convert our Sunwin Stevia subsidiary, into a Delaware limited liability company.  In exchange for our contribution of Sunwin Stevia’s current capital, we received a 55% interest and Wild Flavors received a 45% interest in exchange for Wild Flavors’ agreement to provide sales, marketing, logistics and supply chain management, product development and regulatory services to Sunwin Stevia over a period of two years.  Wild Flavors will act as the sole manager of Sunwin Stevia and will be responsible for all of its business and affairs; and.

•
we entered into a Distributorship Agreement with Sunwin Stevia and Wild Flavors for the worldwide distribution of the our Stevia sweetener products.  The Distributorship Agreement is for an initial term of 60 months with automatic renewal terms of 12 successive 36 month renewal periods.

Index

We intend to partner with Wild Flavors to obtain U.S. Food and Drug Administration GRAS (Generally Recognized as Safe) status for our stevia extracts. Wild Flavors expects to quickly commercialize many new and innovative product concepts and offerings with current customers for immediate entry in the market and opening doors to new clients for access to zero-calorie, natural sweetening systems.  We are committed to sustainable production and supply of the highest quality stevia extracts available.  The companies expect that the technological synergies between our production knowledge, and Wild Flavors’ management systems and product development techniques, will result in volume growth and opportunity through new routes to market and ensure the highest quality and best tasting products available.

FOREIGN EXCHANGE CONSIDERATIONS

As revenues from our operations in the PRC accounted for substantially all of our net revenues for the nine months ended January 31, 2009 and 2008, how we report net revenues from our PRC based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,"Foreign Currency Translation".

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the periods presented for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The translation adjustment and effect of exchange rate changes on cash for the nine months ended January 31, 2009 and 2008 were $136,286 and $730,725, respectively.

Index

If any increase in the value of the RMB were to occur in the future, our product sales in China and in other countries may be negatively affected.

The functional currency of our Canadian subsidiary is the Canadian Dollar. At January 31, 2009 we held cash of $10,344 in banks in Canada.

As a result of the currency translation adjustments, we reported unrealized gains on foreign currency translation of $69,335 and $564,632 for the three and nine months ended January 31, 2009, respectively compared to $958,207 and $1,677,527, for the three and nine months ended January 31, 2008, respectively. This non-cash item had the effect of significantly increasing our comprehensive income for both periods presented.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies as well as the Basis of Presentation included in Note 1 to the Consolidated Financial Statements (unaudited) appearing elsewhere in this quarterly report are important to understanding and evaluating our reported financial results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities ” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

Index

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of December 31, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

RESULTS OF OPERATIONS

Overall

Our revenues have increased approximately 7.8% for the nine months ended January 31, 2009 from the comparable period in fiscal 2008; however, our revenues for the third quarter of fiscal 2009 decreased approximately 24.1% as compared to the three months ended January 31, 2008. The year to date increase reflects increases in sales in our Natural Sweetener (Stevioside) segment. Our acquisition of Qufu Shengwang which was concluded on September 2, 2008 contributed $296,159 of net revenues during the year. We attribute the overall increase to improved reception and demand for natural or "green" products for both human and animal consumption as well as increased recognition in the benefits of herbal medicines for many health related indications. The decrease during the fiscal 2009 quarter as compared to the first 2008 quarter reflects both an approximate 45% decrease in sales of  our Chinese and Veterinary medicine segment together with a decrease of approximately 8% in sales of our Natural Sweetener (Stevioside) segment.  The decreases in revenues are due to a decrease in sales orders as vendors reduced inventory ahead of the Chinese New Year in February 2009 and as well a result of the global economic slowdown

For the three and nine months ended January 31, 2009, cost of revenues as a percentage of net revenues were approximately 75.8% and 75.4%, respectively compared to 73.2% and 72.3%, respectively, for the comparable periods in fiscal 2008.  The slight increase is primarily due to an increase in coal prices in the PRC between the periods reported.  This increase affects our costs both directly through our own energy costs as well as indirectly through related increases in PRC sourced raw materials on which we are dependant.  Despite the decrease in our gross profit percentage relative to sales, our total gross profit increased approximately 7.3% year to date over the comparable period in fiscal 2008; due to an increase in overall sales levels.

Index

For the three and nine month periods ended January 31, 2009, total operating expenses remained relatively constant compared to the three and nine months ended January 31, 2008, respectively. Components of operating expenses did however fluctuate. Selling expenses declined approximately 32% and approximately 45% for the three and nine months ended January 31, 2009 compared to fiscal 2008 due mainly to the reduction of marketing expenses. In Fiscal 2008 we completed our marketing program within our Natural Sweetener (Stevioside) segment related to the launch of our OnlySweet sweetener product in the U.S.  This decrease in costs was largely offset by an increase in management fees, included in our general and administrative expenses, paid to Pharmaceutical Corporation, a company controlled by our Chairman, of $347,274 and $144,337 for the nine months ended January 31, 2009 and 2008, respectively. We pay Pharmaceutical Corporation management fees to Pharmaceutical Corporation for services including housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the use of research and development facilities.  Pharmaceutical Corporation is controlled by our President and Chairman, Mr. Laiwang Zhang. The amount of the management fee is discretionary, subject to increase at Mr. Zhang's discretion. Pursuant to the Wild Flavor agreement referenced in Note 13 above, beginning in February 2009 our President and Chairman, Mr. Laiwang Zhang has orally agreed to waive the management fees related to Sunwin Stevia's operations for the balance of the 2009 calendar year.  Mr. Laiwang Zhang has also orally agreed that beginning January 2010, the maximum consulting fee that will be charged to the Company by Pharmaceutical Corporation will be approximately $175,508 (RMB 1,200,000) per year..

Income from operations for the three and nine months ended January 31, 2009 was $67,438 and $928,390, respectively.  In comparison, income from operations for the three and nine months ended January 31, 2008 was $619,893 and $1,074,563, respectively.  This represents a decrease annually of 13.6% which is mainly due to reduced sales generated during the second and third quarters of fiscal 2009.

The following table provides information on net revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for the three and nine months ended January 31, 2009 and 2008, respectively, as well as information related to our corporate operating expenses:

	Natural Sweetner		Chinese and Veterinary		Corporate and
Nine Months Ended	(Stevioside)		Medicines		Other		Consolidated
January 31,	2009	2008	2009	2008	2009	2008	2009	2008

Net Revenues	$11,089,248	$9,323,348	$6,718,296	$7,190,565	$-	$-	$17,807,544	$16,513,913
Cost of Revenues	8,711,072	7,291,253	4,722,100	4,645,247	-	-	13,433,172	11,936,500

Gross Profit	2,378,176	2,032,095	1,996,196	2,545,318	-	-	4,374,372	4,577,413

Total operating expenses	1,622,132	1,600,490	1,361,798	1,312,320	462,052	590,040	3,445,982	3,502,850

Income from operations	$756,044	$431,605	$634,398	$1,232,998	$(462,052)	$(590,040)	$928,390	$1,074,563

	Natural Sweetner		Chinese and Veterinary		Corporate and
Three Months Ended	(Stevioside)		Medicines		Other		Consolidated
January 31,	2009	2008	2009	2008	2009	2008	2009	2008

Net Revenues	$3,428,180	$3,740,733	$1,591,580	$2,871,754	$-	$-	$5,019,760	$6,612,487
Cost of Revenues	2,667,265	2,946,668	1,135,896	1,895,161	-	-	3,803,161	4,841,829

Gross Profit	760,915	794,065	455,684	976,593	-	-	1,216,599	1,770,658

Total operating expenses	640,223	460,329	345,694	518,117	163,244	172,319	1,149,161	1,150,765

Income from operations	$120,692	$333,736	$109,990	$458,476	$(163,244)	$(172,319)	$67,438	$619,893

Index

Natural Sweetener (Stevioside)

For the three and nine months ended January 31, 2009, net revenues from our Natural Sweetener (Stevioside) segment represented approximately 68.3% and 62.3%, respectively of our total net revenues as compared to approximately 56.6% and 56.5% for the same periods in the prior fiscal year.  W e attribute the year to date increase in the net revenues from this segment to increased sales efforts in the PRC; sale of our OnlySweet line of products in North America generated $299,235 in revenues for the nine months ended January 31, 2009, while our recent acquisition of Qufu Shengwang contributed $296,159 of net revenues during the nine months ended January 31, 2009.  We believe the market for stevioside will remain strong as consumers continue to seek alternative, more natural, sweeteners in their diets. In addition we are continuing our efforts to introduce stevioside as a food additive in those jurisdictions, such as Canada, where approval is limited to supplemental status only. Our management believes that the outlook for our Natural Sweetener segment is positive following the issuance by the U.S. FDA of a no objection letter to two entities for the use of its particular grade of Stevia as additives and / or sweetner, and in food and beverage products in the U.S.  In January 2009, the Company submitted its application to the U.S. FDA for GRAS (Generally Recognized as Safe) status. Our management also anticipates that the partnership with Wild Flavors as described above will result in increased sales in our Natural Sweetener segment pursuant to our exclusive distribution agreement following our sale of a majority interest of our Sunwin Stevia subsidiary in February 2009..

During the three and nine months ended January 31, 2009, cost of sales as a percentage of sales related to our Natural Sweetener (Stevioside) segment was approximately 77.8% and 78.6%, respectively, remaining relatively constant when compared to the same periods of the prior fiscal year.  We continue to witness increased production of stevia leaves from local farmers in response to growing demand.  Due to the increased supply, we ceased our policy of contracting local farmers to grow stevia leaves for our designated production. While we believe this is a financially sound decision, our cost of sales in this segment may be subject to more volatile swings in raw material costs based on variables such as demand, farming related fuel costs, and farming conditions. In addition, our new stevioside production facility became operational in July 2007.

For the three and nine month periods ended January 31, 2009 operating expenses for our Natural Sweetener (Stevioside) segment were $640,223 and $1,622,132, respectively, compared to $460,329 and $1,600,490 for the three and nine months ended January 31, 2008, respectively. Operating expenses for our Natural Sweetener (Stevioside) segment increased approximately 39% and 1.4% for the three and nine months ended January 31, 2009, respectively, from the comparable periods in fiscal 2008. Total operating expenses as a percentage of net revenues for the three and nine months ended January 31, 2009 were approximately 19% and 15%, respectively, compared to 12% and 17% for the three and nine months ended January 31, 2008, respectively. Although our year to date operating expenses as percentage of revenues decreased approximately 3%, our quarter ended January 31, 2009 increased 6% due to the marketing efforts in our OnlySweet line of products in North America.

Chinese and Veterinary Medicines

For the three and nine months ended January 31, 2009, net revenues from our Chinese and Veterinary medicine segment decreased approximately 44.6% and approximately 6.6% over the same periods in fiscal 2008, respectively. During the three and nine months period, revenues from this segment represented approximately 31.7% and 37.7%, respectively of our total net revenues as compared to approximately 43.4% and 43.5% for the same periods in the prior fiscal year.  This decrease in net revenues for the three and nine months ended January 31, 2009 was mainly due to the global economic slowdown in sales and productions and the Chinese new year in February that caused many customer to significantly decrease their inventory, therefore, causing a decrease in sales orders for the third quarter ended January 31, 2009. Due to the growing demand for natural or naturally produced medicinal products, we expect revenues from the segment to increase, however, we expect this segment, as a portion of our overall revenues, will continue to decrease as we continue to emphasize our stevioside segment.

For the three and nine months ended January 31, 2009, cost of sales within our Chinese and veterinary medicine segment represented approximately 71.4% and 70.3%, respectively of net revenues for this segment, as compared to 65.9% and 64.6%, respectively of net revenues during the same period in fiscal 2008. This increase was due in large part to an increase in coal price in the PRC between the periods reported. This increase affects our costs both directly, through our own energy and transportation costs as well as indirectly, through related increases in PRC sourced raw materials on which we are dependant.

During the three and nine months ended January 31, 2009, operating expenses associated with our Chinese and Veterinary totaled $345,694 and $1,361,798, respectively, which represents a decrease of approximately 33% and increased approximately 3.6%, compared to the three and nine months ended January 31, 2008. The 33% decrease between the quarters is due mainly to the 44.6% decrease in net revenues as the company has less operating expenses for the Chinese and Veterinary operations during the quarter. The slight year to date increase was primarily due to a bad debt recovery in 2008 of approximately $210,000. This recovery offset bad debt expense and was included in general and administrative expenses in the prior period. Absent this recovery, our year to date operating expenses would have decreased by approximately 11% between the periods. We expect operating expenses related to this segment to remain consistent with historical levels for the foreseeable future.

Index

Corporate and Other

We incur various operating expenses at the corporate level related to legal, auditing, and other professional resources.  For the three and nine months ended January 31, 2009, these expenses decreased $9,075 and $127,988 from the comparable periods in fiscal 2008 as we become less dependent on outside resources and as well we scaled down the expenses related to our North American operations.

NET INCOME AND OTHER COMPREHENSIVE INCOME

Our net income for the three and nine months ended January 31, 2009 was $8,272 and $723,737, respectively, which is a decrease of approximately 98.7% and approximately 35.4% compared to the three and nine months ended from the comparable periods in fiscal 2008. These decreases in our net income reflects our decrease of 9% in net revenues in our natural sweetener segment and a decrease of 45% in net revenues within our Chinese and Veterinary Medicine segment during the quarter as discussed herein and an increase in general administration expenses primarily due to the overall increase in operational activities in our Stevioside segment.

For the three and nine months ended January 31, 2009, our other comprehensive income decreased  $888,872 and $1,112,895 from the three and nine months ended January 31, 2008, respectively. Other comprehensive income represents unrealized gains and losses on foreign currency translation and is a non-cash item.  As described elsewhere in this report, the functional currency of our Chinese subsidiaries is the RMB.  The financial statements of our subsidiaries are translated into U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the enterprise's needs for cash. The following table provides certain selected balance sheet comparisons between January 31, 2009 and April 30, 2008, respectively:

			$	%
	January 31, 2009	April 30, 2008	Difference	Difference
	(Unaudited)	(Restated)
Working Capital	$16,249,089	$12,450,800	$3,798,289	31%

Cash	$6,957,805	$6,811,136	$146,669	2%
Accounts receivable	3,794,751	4,163,839	(369,088)	-9%
Inventories, net	7,930,095	4,707,044	3,223,051	68%
Total Current Assets	19,121,765	15,946,595	3,175,170	20%
Property and Equipment	16,894,517	14,151,293	2,743,224	19%
Land Use Rights	2,326,401	-	2,326,401	n/m
Total Assets	38,342,683	30,097,888	8,244,795	27%

Accounts payable and accrued expenses	2,471,898	2,649,817	(177,919)	-7%
Total Current Liabilities	2,872,676	3,495,794	(623,118)	-18%
Total Liabilities	$3,030,172	3,650,001	(619,829)	-17%

At January 31, 2009, we had working capital of $16,249,089 including cash of $6,957,805 as compared to working capital of $12,450,800 including cash of $6,811,136 at April 30, 2008.

Index

Our cash position by geographic area was as follows:

	January 31, 2009	April 30, 2008
Peoples Republic of China	$6,912,478	$6,653,884
United States	34,983	116,532
Canada	10,344	40,720

Total	$6,957,805	$6,811,136

We cannot be certain that we could have ready access to our cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

Accounts receivable, net of allowance for doubtful accounts, at January 31, 2009 decreased approximately $369,088 from April 30, 2008.  While our allowance for doubtful accounts increased $31,007 from April 30, 2008, we may, however, collect all or a portion of these doubtful accounts. This decrease in our accounts receivable at January 31, 2009 of approximately 9% was due primarily to increased collection efforts in both operational segments.

At January 31, 2009, inventories, net of reserve for obsolete inventory, increased $3,223,051 or approximately 68%, as compared to April 30, 2008. This increase was due mainly to an increase in stevia leaves inventories in an effort to meet the needs of our increased production capacity of stevioside. This increase includes $739,286 of inventory held at our recent acquisition, Qufu Shengwang.

Prepaid expenses and other current assets increased $150,153 or approximately 57% at January 31, 2009 as compared to April 30, 2008.  This increase was mainly attributable to an increase in advances to suppliers in our veterinary medicine line of products that reflected deposits relating to the orders for inventory in the ordinary course of business which were subsequently received.

At January 31, 2009, we had property and equipment, net of accumulated depreciation, of $16,894,517 as compared to $14,151,293 at April 30, 2008. This increase reflects investments in buildings and equipment primarily related to our expansion in capacity in our stevioside production facilities and our recent acquisition of Qufu Shengwang which contributed approximately $3.5 million. We have no capital expenditures commitments in fiscal 2009.

At January 31, 2009, we reflected $2,471,898 of accounts payable and accrued expenses, a decrease of approximately $177,919 from April 30, 2008. This balance includes trade accounts payable and accrued expenses of $2,361,879 and accrued salaries and benefits of $110,019.

At January 31, 2009, we held cash of $6,957,805 as compared to cash of $6,811,136 at April 30, 2008, an increase of $146,670.  While we did borrow $180,000 during the nine months ended January 31, 2009, the increase is primarily a result of collection efforts on outstanding receivables and timing differences in payments of liabilities and receipts of cash from sales.

Net cash used in operating activities

During the nine months ended January 31, 2009, we used $337,448 in operating activities , received $167,829 from  investing activities, and realized $180,000 from by financing activities. The effect of prevailing exchange rate on cash was $136,288 as compared to $730,725 for the nine months ended January 31, 2009 and 2008, respectively.

Net cash used in operating activities decreased to $337,448 during the nine months ended January 31, 2009 as compared to cash used in operating activities of $2,540,684 for the prior period in fiscal 2008.  For the nine months ended January 31, 2009, our material sources of cash included net income of $723,737, which included non-cash depreciation of $1,197,515, stock-based compensation of $350,047, and a $446,076 decrease in accounts receivables. These increases were offset by $2,318,340 used to stockpile inventory during the stevia leaves harvest season, a decrease in accounts payables and accrued expenses of $412,526, and taxes payable of $233,234. Comparatively, net cash used in operating activities for the nine months ended January 31, 2008 was $2,540,684. For the nine months ended January 31, 2008, we used $3,075,086 to fund increases in inventory, $929,531 to reduce accounts payable and accrued expenses and $567,802 in increased levels of accounts receivable.

Index

During the nine months ended January 31, 2009, net cash provided by investing activities totaled $167,829 which is comprised of $410,704 of cash acquired during our acquisition of Qufu Shengwang, offset by capital expenditures of $242,875 related to manufacturing equipment, as compared to $593,303 used in investment during the nine months ended January 31, 2008 comprised of the capital expenditures related to construction and completion of the new Stevia facility.

Net cash provided by financing activities totaled $180,000 during the nine months ended January 31, 2009 and was attributable to two loans during the period. On July 1, 2008, the Company and Mr. Laiwang Zhang, our President and Chairman, entered into a $100,000 note payable agreement with China Direct Investments, Inc., a consultant to the Company. The note bears interest at 6% per annum, and is secured by 400,000 shares of our common stock held by Mr. Laiwang Zhang, and is due with all related accrued interest on July 1, 2009. This loan was satisfied during the fourth quarter of 2009. In January 2009, the Company borrowed $80,000 from unrelated third parties for working capital.  The short term loan bears no interest and the company satisfied the loan on of March 5, 2009. Net cash provided by financing activities was $1,154,773 for the nine months ended January 31, 2008, and was all attributable to the exercise of warrants.

Transactions with related parties

We pay Pharmaceutical Corporation management fees for services including housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the use of research and development facilities.  Pharmaceutical Corporation is controlled by our President and Chairman, Mr. Laiwang Zhang.

The amount of the management fee is discretionary, subject to increase at Mr. Zhang's discretion. For the nine months ended January 31, 2009 and 2008 this management fee was $347,274 and $144,337, respectively, which such amounts are included in our general and administrative expenses in the respective financial statements appearing elsewhere in this report. Pursuant to the Wild Flavors agreement referenced in Note 13 herein, beginning in February 2009 our President and Chairman, Mr. Laiwang Zhang has orally agreed to waive the management fees related to Sunwin Stevia's operations for the balance of the 2009 calendar year.   Mr. Laiwang Zhang has also orally agreed that beginning January 2010, the maximum consulting fee that will be charged to the Company by Pharmaceutical Corporation will be approximately $175,508 (RMB 1,200,000) per year.

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

As a result of the Second Amendment to Acquisition Agreement, on November 18, 2008 the Company entered into a second amendment to the Stock Sale Agreement to reduce the total number of Shares to be purchased by Shandong Group from 29,525,776 to 19,175,480 at a price of $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of the Second Amendment to Stock Sale Agreement, the Company cancelled 10,350,296 shares issued to Shandong Group and refund to Shandong Group $2,173,562 reflecting the difference between the purchase price of $6,200,413 under the Amendment to Stock Sale Agreement and the purchase price of $4,026,851 for the Shares under the Second Amendment to the Stock Sale Agreement.  The 19,175,480 shares of Common Stock purchased by Shandong Group represents approximately 22% of the issued and outstanding shares of common stock of the Company prior to the transaction.

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

Index

As set forth above, in February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. At January 31, 2009 the amount outstanding under those notes was $0 and is reflected on our balance sheet as a subscription receivable. In addition, on September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with the Chairman of our company. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, the three employees who collectively represented the amount of subscription receivable due us, which included Ms. Wu our Chief Financial Officer, agreed to pay the amounts of the subscription receivables owned by each of them directly to the lender in satisfaction of $372,900 of the amount owned by our company and lender agreed to accept in partial payment of amounts due him, payment by three employees of our company. As a result of this transaction, monies due us in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

As of January 31, 2009, we do not have any commitments for capital expenditures.  During fiscal 2009, we may seek to raise additional working capital to further augment our cash position and to provide additional funds for expansion through acquisition, and expanded marketing and distribution as we seek to bring distribution of stevioside to North American markets. We do not have any firm commitments for any additional capital and there are no assurances we will obtain a commitment upon terms and conditions which are acceptable to us.

OFF BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;

•	unconsolidated entity or similar arrangement that serves as credit,

•	liquidity or market risk support to that entity for such assets;

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

Index

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with U.S. GAAP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of January 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Accordingly, management determined that these control deficiencies constitute material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of January 31, 2009. Our management believes that significant remediation measures are required in order to improve our disclosure controls.

Index

Our Chief Financial Officer and our staff within our finance and accounting group in China do not have the requisite expertise in the proper application of U.S. GAAP and the securities laws of the United States to ensure that the requisite information is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, until such time as we have properly trained our internal accounting staff, including our Chief Financial Officer, in the application of U.S. GAAP and compliance with the securities laws of the United States we may experience additional and/or continuing material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

Index

ITEM 6.  EXHIBITS

Exhibit

Number	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: March 16, 2009	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 16, 2009	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer