Form 10-K
period 2009-04-20
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2009-07-29
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Common stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes☐   No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value on October 31, 2008 was $13,618.745

Indicated the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 151,202,927 shares of common stock are issued and outstanding as of July 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
None.

- i -

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2007 is referred to as “fiscal 2007”; the fiscal year ended April 30, 2008 is referred to as “fiscal 2008”, the fiscal year ended April 30, 2009 is referred to as “fiscal 2009”, and the fiscal year ended April 30, 2010 is referred to as “fiscal 2010”.

When used in this report, the terms:

-	“Sunwin”, “we”, “us” and the “Company” refers to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and our subsidiaries;

-	“Sunwin Tech” refers to our wholly owned subsidiary Sunwin Tech Group, Inc., a Florida corporation;

-	“Qufu Natural Green” refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;

-	“Shengya Veterinary Medicine” refers to, Shengya Veterinary Medicine Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green;

-	“Shengyuan Herb Extraction” refers to Shengyuan Herb Extraction Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green;

-	“Qufu Chinese Medicine” refers to Qufu Chinese Medicine Factory, a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green;

-
“Sunwin Stevia International” refers to our wholly owned subsidiary Sunwin Stevia International Corp., a Florida corporation, which was converted to Sunwin USA, LLC a Delaware limited liability company;

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, a 55% owned subsidiary of Sunwin;

-	“Sunwin Canada” refers to our wholly owned subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation;

-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 60% interest in Qufu Shengwang; and

-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

We also use the following terms when referring to certain related parties:

-
“Pharmaceutical Corporation” refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang, our President, Chairman and a principal shareholder of our company;

-	“Shandong Group” refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and

-	“Wild Flavors” refers to Wild Flavors, Inc., a Delaware corporation.

- ii -

PART I

ITEM 1.	BUSINESS

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

Our operations are organized in two operating segments related to our product lines:

-	Stevioside, and
-	Chinese and Veterinary Medicines.

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside Segment, we produce and sell a variety of grades of stevioside, an all natural low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal 2009 our Stevioside Segment generated revenues of $14.5 million, representing approximately 65% of our total consolidated revenues.

Stevioside and rebaudioside are all natural low calorie sweeteners extracted from the leaves of the stevia rebaudiana plant of the Aster/Chrysanthemum family.  The leaves of the stevia rebaudiana plant have been used for centuries to sweeten bitter beverages and to make tea in the plant’s native Paraguay. Stevia is grown commercially in Brazil, Paraguay, Uruguay, Central America, Israel, Thailand and China. The stevia rebaudiana plant was first introduced to China in 1977 and commercial harvesting of stevia started in the mid-1980’s. There are two major species of stevia grown in China; one was cultivated by Chinese researchers and another was introduced from Japan. Most stevioside produced in China is exported throughout Asia, primarily to Japan and South Korea.

The use of Stevioside and Related Approvals

Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets. Stevioside can be used to replace sugar in beverages and foods, including those that require baking or cooking where man made chemical based sweetener replacements are not suitable. We believe worldwide demand for alternative sweeteners, such as our stevia based products, will increase as more countries permit the use of stevioside as a food additive. In December 2008, the United States, Australia and New Zealand approved highly purified forms of stevioside as safe for use in food and beverages. Previously, stevioside had only been permitted for use as a dietary supplement in these countries. As of the date of this report, stevioside may be used in a wide variety of consumer products including soft drinks, vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products, in the United States, Japan, Korea, China, Taiwan, India, Indonesia, Israel, Germany, Brazil, Paraguay, Malaysia, Russia and Switzerland. Stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives. Presently the European Union (“EU”) and Canada permit the use of stevioside only as a dietary supplement.

In the second quarter of fiscal 2010 we expect to  file a notification with the U.S. Food and Drug Administration (“FDA”) seeking FDA agreement with our Generally Recognized as Safe (“GRAS”) status for approximately five (5) high purity Stevioside and Rebaudioside A extracts, including our Rebaudioside A 95% and 98% extracts.  If the FDA does not raise any objections or we are unable to respond to requests for additional information from the FDA, we expect to  receive a “Letter of No Objection” from FDA no later than six months after our filing. We retained GRAS Associates, LLC, a leading consulting firm serving the food industry founded by two former senior scientists within FDA's GRAS Review Branch, to convene an Expert Panel of food safety scientists to undertake the independent GRAS assessment of our stevia-derived sweeteners. The independent GRAS assessment is intended to ensure that we comply with food ingredient safety standards as established and recognized by FDA. The GRAS designation process involves an extensive review of published research and toxicology studies, as well as international standards for the safe use of stevia-derived sweeteners in food and beverages. Furthermore, safety information that applies specifically to the family of our sweeteners is being evaluated and will be included in the documentation that will be submitted to FDA, in support of our request for GRAS status. The recent advances in production of high purity sweeteners derived from stevia leaves, along with the expanded body of toxicology studies on the natural sweetener, is undergoing careful evaluation by our Expert Panel and will be examined by the FDA during their deliberations on the potential GRAS status of our stevia extracts.

Efforts to eliminate the European Union ban on the consumption of stevia has been ongoing. The European Stevia Research Center (“ESC”) and the European Stevia Association (“EUSTAS”) are EU based organizations that focus on stevioside research and the elimination of the EU’s ban on the consumption of stevioside. The ESC is housed at the Laboratory of Functional Biology at the Katholieke Universities Leuven (?癒U Leuven”) in Belgium and was founded by Professors Jan Geuns of the Laboratory for Functional Biology and Johan Buyse of the Laboratory of Physiology and Immunology of Domestic Animals at KU Leuven.

The ESC’s main goal is the coordination of activities focusing on research and health in relation to stevioside in the EU and in developing countries. The ESC has published studies which have concluded that stevia is safe for human consumption and may be used in a wide range of applications in food products. EUSTAS is a non-profit organization that promotes and coordinates stevia research to show that it is safe for human consumption and to seek EU approval of stevioside as a food additive.

In June 2007, the Joint Food and Agriculture Organization of the United Nations and the World Health Organization Committee on Food Additives (“JECFA”) concluded that steviol glycoside was stable for use in food and acidic beverages under normal conditions and extended its recommendation for acceptable daily intake (“ADI”) of up to 2 mg per day. In June 2008 this committee raised the ADI of stevioside to 4 mg per day after consideration of new studies that showed no adverse affects of stevioside use at these levels.

OnlySweet

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside. In June 2008 we began production of a new blend of OnlySweet increasing its sweetness. We believe this new OnlySweet formulation represents a significant advancement in quality resulting in a sweeter and more natural taste compared to other manufacturers of stevioside based sweeteners. We believe consumers will be attracted to these improvements in taste, absence of aftertaste and overall mouth feel of this new blend of OnlySweet. OnlySweet renewed its Kosher certification in July 2009 and is manufactured in the United States at an FDA approved blending facility.

We sell OnlySweet to national and regional grocery chains in boxes of 100 and 200 packets of one gram each. OnlySweet is carried in an estimated 3,500 stores in the U.S. and is generally displayed in the sweetener aisle with alternative sweeteners. We intend to continue to focus on marketing OnlySweet as a zero calorie sweetener alternative; as well as a “green” alternative. Natural products are one of the fastest growing segments in the grocery industry.

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food manufacturers and foreign trade companies. Although our top 10 customers accounted for 49% of our stevioside sales in fiscal 2009, no customer represented more than 10% of our total net revenues from this segment in fiscal 2009 or fiscal 2008.

Sources and Availability of Raw Materials - Stevioside

The Shandong Province is a primary harvesting base of stevia leaves as well as the main region for the production of stevioside in China. We purchase all raw materials directly from local suppliers at market prices and pay for the leaves at the time of purchase. We test stevia leaves prior to purchase in an effort to maintain quality control. Our internal policy is to purchase leaves with stevioside content in excess of 12%. We believe there is ample supply in the market of leaves with stevioside content in excess of 12%. In fiscal 2009, no supplier accounted for more than 10% of our purchases of raw materials used in our Stevioside Segment.

Manufacturing, Extraction and Packaging

We have been engaged in the continuous production of stevioside since 1998. We use a traditional extraction technology process known as “aqueous extraction” which involves the use of purified water extraction and air dehydration to produce stevioside. The extraction process for stevioside generally takes seven days. The plant leaves are first dried and then inspected to insure quality leaves are used in the extraction process. We then use a combined process involving a solid/liquid extraction procedure, followed by a liquid-purifying step that is traditionally used to extract the stevioside from the stevia leaves. This all natural method results in a pure white stevia crystal, with no brownish coloring. Once the extraction process has been completed, the final product is ready for packaging and shipment to our customers. We bulk package our stevioside in 10 kilogram packages, two per box.

We set our production schedules based on the market demand and our capacity. Our stevioside production capacity is approximately 600 tons annually which reflects a production capacity increase of 100 tons over fiscal 2008. This increase is a result of our acquisition of Qufu Shengren in March 2009, which added annual production capacity of high grade stevia (Rebaudioside A 80, 95 and 98).

We estimate the total worldwide production of stevioside to be approximately 4,000 to 5,000 tons per year in the calendar year 2008. We estimate China accounted for approximately 3,000 tons of this annual production. In fiscal 2009, we manufactured approximately 437 tons of stevioside as compared to approximately 400 tons in fiscal 2008.

In June 2008, we completed the acquisition of a 60% interest in Qufu Shengwang. Qufu Shengwang manufactures and sells stevia food additives, agricultural organic fertilizers and bio fertilizers. Qufu Shengwang owns and operates a production facility located in Qufu, China.

In July 2008, our stevioside manufacturing facility located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province received a Certificate of Good Manufacturing Practices from the PRC. In fiscal 2009 we discontinued our practice of purchasing stevioside from third parties for resale . As a result of the completion of our new manufacturing facilities we have sufficient production capacity to meet demand.

In March 2009, we completed the acquisition of Qufu Shengren and are in the process of converting its pharmaceutical production facilities to a high grade stevioside production line.

CHINESE AND VETERINARY MEDICINE SEGMENT

In our Chinese and Veterinary Medicine Segment, we manufacture and sell a variety of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2009 this segment generated revenues of $7.7 million, representing approximately 35% of our total consolidated revenues.

Veterinary Medicines

We are a leading advocate of preparing animal medicine from Chinese herbs, especially in antiviral and feed additives. We are concentrating our efforts in this product category on developing and producing medicines which are relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines derived from traditional Chinese medicines or combining traditional Chinese medicine with Western medicine for feed additives, feeds and antibiotics. These products are sold throughout 28 provinces in the PRC. During fiscal 2009, we discontinued 56 veterinary medicine products, but also launched 29 additional veterinary medicine products.

Historically, antibiotics have been added to animal feed in an effort to produce healthier animals. Many scientists now believe, however, this practice can produce some unforeseen and unwanted effects. Some studies indicate antibiotics and chemical compound medicines contained in feeds will accumulate in the animal’s body, and can possibly cause harm to humans. For example, penicillin, streptomycin and sulfanilamide medicines often emit allergic and abnormal reactions; aureomycin can lead to allergic reactions; chloromycetin can arouse anti-regenerating anemia, and liver damage; olaquindox can cause abnormal gene development; and furazolidone has been linked to the creation of cancerous cells in animal organisms.

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

Animal feed additives based upon traditional Chinese medicine are increasingly being regarded as desirable as they lack the drawbacks of chemical compounds, although these traditional Chinese medicines may not be as potent as chemical compounds in terms of stimulating growth of livestock. Many traditional Chinese medicines have dual functions of nourishment and medicinal, which not only accelerate the sucrose metabolism of the organism and synthesis of the protein and enzyme, but also increase the efficiency of the antibody and the growth of the sex gland. The healthy growth of the sex gland would in turn enhance muscular system development. The traditional Chinese medicines have the effect of sterilizing and resisting the bacteria and adjusting the organism immunity function. As a result of these benefits, many countries are developing and researching natural traditional Chinese medicine feed additives.

We manufacture and sell all natural polysaccharid and flavonoid extraction compound feed additives. We believe these compounds have little or no side effects and can be substituted for antibiotics and chemical compounds often found in animal feeds. We believe our products provide a number of additional benefits, including:

-	Producing safe and healthy animal foods;
-	Reducing fat and cholesterol contents, improving the quality of animal feeds, and in turn improving the taste of livestock and birds;
-	Reducing potential toxicity associated with antibiotic and chemical compounds present in animal feeds;
-	Improving livestock growth rates;
-	Improving animal disease-resistance. We believe these products regulate the intestines which in turn prevent diseases or aid in the resistance to diseases; and
-
Reduced labor cost. These products contain active plant substances such as flavonoid and multi-hydroxybenzene. The additives serve a dual-purpose; restraining the growth of mildew thereby improving the taste of the animal feed and increasing appetite. By increasing the animal’s appetite, the animal feeds in less time thereby reducing labor costs.

We also sell our brand of CIO2 food disinfectant. CIO2, a chemical employed in both industrial and commercial applications, was developed successfully in 1985. It was regarded as a food disinfectant by the European Environmental Protection Unit and the U.S. Environmental Protection Agency and was sanctioned as a food additive by the FDA. Japan, Australia and the European Union followed suit and regarded CIO2 as the fourth generation of safe disinfectant and food additive as a substitute to chlorine serial disinfectants. CIO2 is regarded as an A-grade safe additive by the World Health Organization and has been strongly promoted on a global scale since February 2004.

In February 2004, the Ministry of Agriculture in Beijing sanctioned our new CIO2 disinfectant as a Ministry recommended product for the prevention of the spread of the avian flu virus.

Our Chinese herbal based veterinary disinfectant, Xuyikang, has been proven to be effective in preventing the spread of the foot and mouth virus in an in vitro research study in baby mice infected with the virus. The research study was independently conducted by the National Food and Mouth Disease Research Laboratory of China in 2007. The test results demonstrate that Xuyikang was successful in preventing uninfected mice from contracting the virus following contact with mice infected with foot and mouth virus for a minimum of 30 minutes under room temperature in a controlled environment.

Hypericin.  In March 2007, scientists from Haerbin Veterinary Institute of the Chinese Academy of Agricultural Sciences, Animal Influenza Laboratory of the Ministry of Agriculture and National Bird Flu Reference Laboratory performed an independent study of our veterinary disinfectant product produced with Hypericin. Hypericin is a root compound which is a derivative of St. Johns’ Wort, a flower with medicinal uses. In November 2005, the Department of Livestock Farming for the Shandong Province Government submitted an application to the Livestock Farming Bureau of the China Ministry of Agriculture for approval of Hypericin related products as a class I veterinary medicine to treat strains of the avian flu virus. In fiscal 2008, we were advised the Chinese government had elected to euthanize infected animals rather than treat them and our application was suspended. We continue to market Hypericin related products for the treatment of the common flu virus in animals.

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

We manufacture and sell approximately 120 different extracts of the estimated 400 traditional Chinese medicine extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

In April 2006, we formed Sunwin Canada in part to market our traditional Chinese medicines to Canadian retail stores throughout Canada. The traditional Chinese medicines are based on Chinese herbal remedies and include Hypericin, Honeysuckle, Angelica, Chrysanthemum, Epimedium, and Dandelion. Sunwin Canada submitted applications to Health Canada, a Federal department responsible to maintain and improve health, for 13 product licenses in fiscal 2007. In fiscal 2007 we received approval for the applications for Sunwin Astragalus Extract 200 mg, Sunwin Milk Thistle Extract 200 mg, Sunwin Angelica Extract 300 mg, and Sunwin Mugwort Extra ct 200 mg. In fiscal 2008, we received approval for St. John’s Wart. The nine other applications are pending. This subsidiary recorded no revenues in fiscal 2009.

Our Customers

Veterinary Medicine.  We sell our veterinary medicine products on a wholesale basis to livestock and poultry farmers, retail veterinary product outlets and cultivating businesses. During fiscal 2009 and fiscal 2008, no customer accounted for more than 10% of our total net revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. Generally, payment terms for our veterinary medicine products range from prepaid prior to shipment to net 60 days.

Chinese Medicine.  We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. In fiscal 2009 and fiscal 2008, no single customer represented more than 10% of our total net revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. We generally require a deposit (ranging from 10% to 30% of the purchase) at the time an order is submitted, and offer payment terms of between six months to one year for the balance of the payment.

Sources and Availability of Raw Materials – Chinese and Veterinary Medicines

Most of our raw material purchases for our veterinary medicines are from the country’s herbal harvesting bases in the Shanxi Province. This area as well as the Anhui Province and the Anguo Area of the Hebei Province, two other herbal markets in China, are commonly referred to as the Chinese Traditional Medicine Treasury. We purchase raw materials for our veterinary medicines and traditional Chinese medicine formula extracts on the open market at market prices. For products which are based on traditional Chinese medicines, we use extract formulas produced by our own traditional Chinese medicine formula extract group. Since we purchase our raw materials at spot prices in the open market, an increase in the market price for these raw materials could have an adverse impact on our cost structure and related margins in this segment. We purchase raw materials from a number of suppliers to ensure favorable pricing.

We believe there is ample supply in the market for the foreseeable future of the ingredients for our products of our Chinese and Veterinary Medicine Segment. In fiscal 2009, no suppliers accounted for over 10% of our purchases of raw materials used in this segment.

Formulation, Manufacturing and Packaging

We manufacture approximately 120 extracts used in traditional Chinese medicine. These formulas are either commonly used formulas published in the National Medicine Dictionary or industry standard formulas which may have been developed by university research scientists or internally developed by our research and development personnel. Internally developed formulas must be approved by the Shandong Bureau of Quality and Technical Supervision prior to public use.

NEW PRODUCT DEVELOPMENT

We engage in new product development both through our internal research facilities and in partnership with a number of research facilities in the PRC including:

-	Shandong Medical University where we are engaged in a project for the joint development of molecular absorption purified rutoside;
-	Kelong Bio-Tech Co., Ltd. Biology and Physics Research Center of Chinese Academy of Science where the project is the joint development of soy bean oligosaccharide; and
-	Tianfulai Bio-Tech Technology Co., Ltd. (Beijing) where we are seeking to develop the traditional Chinese medicine polysaccharide anthone extract powder for forage.

We also utilize the research facilities of Beijing Medical University, China Agriculture University and Taiwan Renshan Bio-Tech Co., Ltd. We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2009 and fiscal 2008 we spent approximately $4,000 and $90,000, respectively, on research and development. Although we have developed new veterinary medicines in fiscal 2009, we have not derived any significant revenues from these new products.

Competition

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Stevioside.  There are approximately 30 stevioside manufacturers in China, with approximately 10 companies operating on a continuing basis. Of these 10 companies, our primary competitors in the stevioside market are Ganzhou Julong High Technology Food Industry Co., Ltd., Shandong Huaxian Stevia Co., Ltd., GLG Live Tech Corp. and PureCircle Limited. While these competitors have production capacity similar to ours, we believe we compete effectively with them based on our production capabilities and product quality. In addition, other companies periodically enter the market depending upon demand. These short term participants may choose to stop production when raw materials are not readily available in the marketplace. The sporadic oversupply of product from these competitors can adversely affect our market share. Furthermore if demand wanes, these competitors may reduce the price of their products which can adversely affect market prices. In addition to competing with other Chinese companies, we also compete with foreign growers and processors.

Veterinary Medicine.  Our principal competitors in our veterinary medicine product line are China Animal Husbandry Industry Co., Ltd., Qilu Animal Health Products Factory Co., Ltd. and Shinjaizhuang Huamu Animal Husbandry Co. Ltd. In addition, as the PRC is a member of the World Trade Organization, our competitors are permitted to import a variety of products that directly compete with the products we sell. We seek to compete with our competitors by offering a wide variety of quality products at competitive prices. Consequently, we will need to continually develop new products and applications for our veterinary medicine products to meet consumer demand and compete with foreign made products.

Chinese Medicine.  The market in the PRC for traditional Chinese medicine extracts is extremely competitive. We believe there are more than 500 companies engaged in herb extraction in the PRC. Companies in many different industries, including pharmaceutical companies, chemical companies, health products companies, herb extraction companies, biological engineering companies and research and development institutions, are now engaged in herb extraction. Our major competitors include Anhui Xuancheng Baicao Plants Industry & Trade Co., Ltd., Sichuan Shifangkangyuan Medicine Materials Co., Ltd. and Lanzhou Lantai Bio-Engineering Tech Co., Ltd. Most products from these companies are exported to overseas markets. Competitive factors primarily include price and quality. We believe our ability to compete is related to the quality of our suppliers and our reputation in the market place. Globally, as demand for our types of products expand we believe we will be able to effectively compete against similar companies from other countries as a result of lower labor rates, and China’s soil and growing conditions which enable us to produce high quality products.

The barriers to entry in the markets in which we compete are relatively low. As well, the size and growth rate of the potential markets are increasing. As such we expect continued growth of our existing competitors in each of our product groups and the entrance of new competitors in the future. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.

INTELLECTUAL PROPERTY

Our success depends in part on our ability to protect our intellectual property which includes various raw materials purification technologies used in our products. We have received a trademark from the U.S. Patent and Trademark Office covering the trade name “Only Sweet” which we are using for our stevioside in our North American distribution of the product.

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

GOVERNMENT REGULATION

Our business and operations are primarily located in the People’s Republic of China. We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection by The Ministry of Agriculture of China with respect to the manufacture and distribution of veterinary medicines and the State Food and Drug Administration of China (“SFDA”) with respect to the manufacturing and distribution of traditional Chinese medicine extracts. We are also licensed by the Shandong Provincial Government to manufacture veterinary medicine and stevioside. We believe we are in compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province. In addition, our operations must conform to general governmental regulations and rules for private (non-state owned) companies doing business in China.

The Good Manufacturing Practice ("GMP") regulations of the U.S. Food, Drug and Cosmetic Act require domestic or foreign manufacturers to employ a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices intended for commercial distribution in the United States. In addition, the regulation require (i) various specifications and controls be established for devices; (ii) devices be designed under a quality system to meet these specifications; (iii)devices be manufactured under a quality system; (iv) devices meet these specifications; (v) devices be correctly installed, checked and serviced; (vi) quality data be analyzed to identify and correct quality problems; and (vii) complaints must be processed. The regulations are intended to ensure that medical devices are safe and effective for their intended use. The FDA monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP regulations.

Canada

On January 1, 2004, the Natural Health Products Regulations established under the Canadian Food and Drugs Act came into effect, requiring all natural health products, including vitamin and mineral supplements, to have a Natural Health Product license in Canada. Health Canada has provided a transition period of six years ending December 31, 2009, during which compliance action for Natural Health Products will be governed by the Health Products and Food Branch Inspectorate’s Compliance Policy on Natural Health Products. Natural Health Products are a subset of Drugs in the Food and Drugs Act. Recently, Health Canada has extended the transition period by one year amending the compliance deadline to December 31, 2010. These new compliance guidelines may affect the formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our OnlySweet and Traditional Chinese Medicine products that we seek to sell in Canada. Although we are unable to predict at this time the impact of any new compliance guidelines on our operations, we intend to use our best efforts to comply with these newly enacted governmental regulations.

PRC Legal System

Despite efforts to develop its legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws. Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect our ability to do business in China and compete with other companies in our segments.

In September 2006, the Ministry of Commerce (“MOFCOM”) promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in China. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”).

Economic Reform Issues. Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or the disparities in per capita wealth between regions in China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods, particularly in relation to future policies including but not limited to foreign investment, taxation, inflation and trade.

Currency. The value of the Renminbi (“RMB”), the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.

OUR CORPORATE HISTORY

We were incorporated in Nevada in August 1987.

Effective on April 30, 2004, we acquired 100% of the issued and outstanding shares of Sunwin Tech from its stockholders in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. Sunwin Tech was organized in January 2004 before its acquisition of 80% of Qufu Natural Green. Prior to the acquisition of Qufu Natural Green, we did not have any business and operations. Concurrent with the closing of the acquisition of Qufu Natural Green, our officers and directors resigned and current officers and directors of Qufu Natural Green were appointed to their positions. In connection with the transaction, Sunwin Tech purchased 4,500,000 shares of our common stock owned by our former principal stockholders for $175,000, and, at the closing, Sunwin Tech distributed the 4,500,000 shares to Messrs. Baozhong Yuan, Laiwang Zhang, Xianfeng Kong and Lei Zhang, pro-rata to their ownership of Sunwin Tech immediately prior to the closing. Following the transactions, the former Sunwin Tech stockholders owned approximately 68 % of our issued and outstanding capital stock.

Prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu Natural Green from Pharmaceutical Corporation, a company controlled by Mr. Laiwang Zhang, our President and Chairman, in exchange for 32,500,000 shares of Sunwin Tech’s common stock. At the time of this merger the minority stockholders of Qufu Natural Green included Pharmaceutical Corporation (17%) and Shandong Group (2.5%), both of which are controlled by Mr. Laiwang Zhang, our President and Chairman. The remaining minority stockholder, Qufu Veterinary Medicine Company, Ltd. (0.5%) was controlled by a Chinese state owned agency.

In July 2004 following the transaction with Sunwin Tech, we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc.

Subsequent to the acquisition of 80% of Qufu Natural Green, Shandong Group acquired the 17% interest of Qufu Natural Green owned by Pharmaceutical Corporation, and ultimately the Shandong Group acquired the 0.5% Qufu Natural Green interest owned by Qufu Veterinary Medicine Company, Ltd., after it was dissolved. These events resulted in Shandong Group owning 20% of Qufu Natural Green.

In February 2006, we acquired the remaining 20% of Qufu Natural Green from Shandong Group in exchange for 5,000,000 shares of our common stock valued at $2,775,000. At the request of Mr. Zhang, the control person of Shandong Group, 2,000,000 shares were issued to Ms. Dongdong Lin, our Chief Executive Officer, and the remaining 3,000,000 shares were issued to Mr. Zhang. Of the total purchase price, approximately $179,994 was allocated to consulting expenses paid to Mr. Zhang and Ms. Lin as it represented the difference between the purchase price and the valuation of the minority interest purchased.

Qufu Shengwang Acquisition

On June 30, 2008, Qufu Natural Green, agreed to acquire a 60% interest in Qufu Shengwang from Shandong Group for $7,016,200. This purchase price was based on 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008. Upon completion of the acquisition of Qufu Shengwang in June 2008, Shandong Group agreed to purchase 29,000,000 shares of our common stock at a price of $.25 per share.

On September 2, 2008, Qufu Natural Green amended its June 30, 2008 acquisition agreement with Qufu Shengwang and Shandong Group. Under the terms of the amendment, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $6,200,413. The purchase price was based on 60% of the revised value of the net tangible assets of Qufu Shengwang of $10,334,022 as of April 30, 2008. The net tangible assets of Qufu Shengwang were reduced from $11,693,666 to $10,334,022 as a result of the application of generally accepted accounting principles (“U.S. GAAP”) which require elimination of the difference between the fair market value and cost basis of the land use rights recorded by Qufu Shengwang upon completion of an audit of its financial statements as of April 30, 2008.

In addition, on September 2, 2008, we entered into an amendment to the June 30, 2008 stock sale and purchase agreement (the “Stock Sale Agreement Amendment”) with Shandong Group to purchase 29,525,776 shares of the Company’s Common Stock at $.21 per share, representing approximately 34% of our issued and outstanding common stock. In addition, the Stock Sale Agreement Amendment provides that in the event Qufu Shengwang does not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the “Target Amount”) over a period of 36 consecutive months beginning the first day of the month following the closing (the “Earnings Target Period”), then Shandong Group shall be obligated to return to us a number of shares of our common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which is the Target Amount less the amount of Qufu Shengwang’s net income earned over the Earn-Out Period and the denominator is the Target Amount; by (ii) 29,525,776, the number of shares purchase under the Stock Sale Agreement Amendment.

On November 18, 2008, Qufu Natural Green entered into a second amendment to the June 30, 2008 acquisition agreement with Qufu Shengwang and its shareholder, Shandong Group, to further reduce the purchase price for the acquisition of a 60% interest in Qufu Shengwang to $4,026,851. The revised purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were further revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008

In addition, on November 18, 2008, we entered into a second amendment to the Stock Sale Agreement to reduce the total number of shares of common stock to be purchased by Shandong Group from 29,525,776 to 19,175,480 at $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of the Second Amendment to Stock Sale Agreement, we cancelled 10,350,296 shares of our common stock issued to Shandong Group and reduced the amount due from Shandong Group by $2,173,562 reflecting the difference between the purchase price under the Amendment to Stock Sale Agreement and the purchase price for the Shares under the Second Amendment to the Stock Sale Agreement.  In satisfaction of this term, the purchase was completed by Shandong Group’s delivery of the 60% interest in Qufu Shengwang. The 19,175,480 shares of common stock purchased by Shandong Group represented approximately 22% of the issued and outstanding shares of our common stock prior to completion of the transaction.

Wild Flavors

On February 5, 2009, we entered into a Securities Purchase Agreement with Wild Flavors to purchase 20,000,000 shares of our common stock at $.15 per share (the “Wild Flavors Stock”) together with five year warrants to purchase 26,666,666 shares of our common stock with an exercise price of $0.35 per share (the “Warrants“).

Pursuant to the terms of the Securities Purchase Agreement, we agreed to convert Sunwin Stevia International into Sunwin USA, a Delaware limited liability company. This conversion was completed in June 2009. In exchange for our contribution of Sunwin Stevia International‘s capital, we received 5,500 membership units in Sunwin USA, representing a 55% interest after giving effect to the issuance of 4,500 membership units to Wild Flavors. In addition, Wild Flavors agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services to Sunwin USA over a period of two years beginning on February 5, 2009 (the “Services”). We valued the Services at $1,000,000. In addition, Wild Flavors agreed to act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs. Wild Flavors has the right of first refusal to purchase additional membership units in Sunwin USA at $222.22 per unit to provide any additional capital required by Sunwin USA as mutually determined by us and Wild Flavors.

Under the terms of the Securities Purchase Agreement, Wild Flavors has the option to exchange its 45% interest in Sunwin USA into 6,666,666 shares of our common stock at any time until December 31, 2010 (the “Exchange Option”). Wild Flavors is also entitled to a bonus option which would entitle it to receive the greater of (a) 6% of the issued and outstanding membership units of Sunwin USA or (b) the number of membership units of Sunwin USA necessary to increase Wild Flavor’s ownership interest to 51% if (i) Sunwin USA achieves cumulative pre-tax profits of $3,000,000 on or before December 31, 2011 computed in accordance with U.S. GAAP exclusive of the cost of product liability insurance and (ii) Wild Flavors has not exercised its Exchange Option (the “Bonus Option”). Upon exercise of the Bonus Option, Wild Flavors is obligated to pay Sunwin USA an exercise price of $1,000.00. The Bonus Option expires upon the earlier of the date when one of the above conditions can no longer be satisfied and July 1, 2012.

On February 5, 2009 as part of the transactions Sunwin Stevia International entered into a Distributorship Agreement with Wild Flavors for the worldwide distribution of our stevioside products. The Distributorship Agreement is for an initial term of 60 months with automatic renewal terms of 12 successive 36 month renewal periods.

On February 5, 2009 as part of the Securities Purchase Agreement, we entered into a stockholders agreement with Wild Flavors and certain of our shareholders who owned approximately 34.12% of our common stock. The stockholders agreement provides that so long as Wild Flavors owns at least 4,000,000 shares of our common stock, the parties will vote or cause their shares of our common stock to be voted to elect two members of our board of directors designated by Wild Flavors and three members designated by our shareholders who are a party to the stockholders agreement.

    In connection with the Securities Purchase Agreement we paid fees of $100,000 in cash and 1,000,000 shares of our common stock and paid legal fees of $10,000 to our counsel associated with the Securities Purchase Agreement. After payment of these fees and costs associated with this transaction with Wild Flavors, we received net proceeds of approximately $2,885,000. The net proceeds of this offering will be used for expansion of our production facilities in China and general corporate purposes.

The Securities Purchase Agreement gives Wild Flavors the right to receive notice of and participate in a proposed sale of our securities except for (i) transactions involving strategic mergers and acquisitions; (ii) license and partnering arrangements so long as such issuances are not for the purpose of raising capital and which holders of such securities are not at any time granted registration rights and issuances; (iii) grants pursuant to stock option plans and employee stock purchase plans; and (iv) issuances as a result of the exercise of existing warrants to purchase our common stock.

In addition, the Securities Purchase Agreement gives Wild Flavors, among other rights, a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations up until February 5, 2011. The right of first refusal does not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

Qufu Shengren Acquisition

On March 25, 2009 Qufu Natural Green acquired Qufu Shengren for $3,097,242. The purchase price was equal to the value of the assets of Qufu Shengren as determined by an independent asset appraisal in accordance with PRC issued asset appraisal principles in China. Qufu Shengren is engaged in the production and distribution of bulk drugs and pharmaceuticals.

Upon completion of the acquisition of Qufu Shengren in March 2009, the shareholders of Qufu Shengren purchased 21,434,201 shares of our common stock at $.145 per share representing approximately 14.4% of our issued and outstanding common stock at the time of the sale. In satisfaction of this term, the purchase was completed by delivery of the 100% interest in Qufu Shengren by its shareholders.

EMPLOYEES

As of July 10, 2009, we employed 429 people in the following areas:

Function	Number of Employees
Management and administration	47
Manufacturing and production	284
Quality control and research and development	23
Sales and marketing	75
Total	429

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

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations. For fiscal 2009 and fiscal 2008 the cost of these contributions totaled approximately $113,751 and $134,273, respectively.

U.S. and Chinese Advisors

On April 24, 2007 we engaged CDI Shanghai Management Co., Ltd., and Capital One Resource Co., Ltd. to provide support in a variety of areas, including general business consulting, identification of potential acquisitions targets in the Asian region as well as business development opportunities for our products in the Asian region. The term of the agreement was 12 months. Under the terms of the agreement, we issued Capital One Resources Co., Ltd. 1,200,000 shares of our common stock valued at $600,000 as base compensation. Upon termination of the April 24, 2007 agreement, China Direct Industries, Inc. continued to provide services to us under that agreement through April 30, 2008 for no additional charge.

On April 30, 2007 we entered into an additional agreement with China Direct Investments, Inc. to provide advice regarding general business development of Sunwin Stevia International, assist in the creation of marketing and sales plan, identify, evaluate and structure potential mergers or acquisitions and support us in the development of our OnlySweet line of products. As compensation for services, China Direct Investments, Inc. will receive, in perpetuity, 4% of the annual gross revenue generated by Sunwin Stevia International and/or its proprietary line of products. The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained. China Direct investments, Inc. waived the fee due in fiscal 2009 and fiscal 2008.

On April 29, 2009 the Company entered into a consulting agreement with China Direct Investments, Inc. to provide services during the period beginning May 1, 2009 through April 30, 2010.  Under the terms of the agreement, China Direct Investments, Inc. will provide advice regarding general business matters, evaluate potential sources of investment capital, manage professional resources, coordinate filings with the SEC, assist in the implementation of internal controls, translation services, and assist in the coordination of investor road shows, or investment conferences. As compensation for services we agreed to issue China Direct Industries, Inc. 1,300,000 shares of our common stock within 30 days of signing the agreement, and pay them $150,000 within 45 days of signing the agreement. In May 2009 we issued China Direct Industries, Inc. 1,300,000 shares of our common stock with a fair value of $273,000 and paid them $100,000 in connection with this consulting agreement.

ITEM 1A.	RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RISKS RELATED TO OUR COMPANY

OUR FUTURE REVENUES DEPEND UPON CONTINUED MARKET ACCEPTANCE OF OUR STEVIOSIDE PRODUCTS, OBTAINING GENERALLY RECOGNIZED AS SAFE STATUS IN THE UNITED STATES AND APPROVAL IN OTHER COUNTRIES IN THE WORLD THAT DO NOT PERMIT USE OF STEVIOSIDES IN FOOD PRODUCTS.

Currently we derive approximately 65% of our revenue from the sale of stevioside and stevioside based products, and we expect this will continue for the foreseeable future. If manufactures and producers of products that use stevioside as a sweetener do not increase and the market does not continue to accept these products, our revenues will decline significantly, and this would negatively affect our results of operations, financial condition and cash flows.

We plan to file an application with the U.S. Food and Drug Administration (“FDA”) seeking Generally Recognized as Safe (“GRAS”) status in the second quarter of fiscal 2010 for our high grade Stevia Rebaudioside A extracts, including our Rebaudioside A 95% extract Reb A 95. The growth of our future revenues in our Stevioside Segment is dependent on our ability to obtain GRAS status in the U.S. for our Stevia Rebaudioside and our Reb A 95 extracts, the successful development of consumer products that use these ingredients and on the market acceptance of these new products. If we are unsuccessful in obtaining GRAS status, or the market does not accept these products, the growth of our revenues could be hindered and this would negatively affect our results of operations, financial condition and cash flows.

Factors that may affect the market acceptance of our stevioside based sweetener products include government approval in the U.S. and other countries that have not approved the use of stevioside in food products, the taste, price, availability of supply and competing products. Many of these factors are beyond our control.

EACH OF OUR THREE MAIN PRODUCT GROUPS OPERATE IN HIGHLY COMPETITIVE BUSINESSES AND BARRIER TO ENTRY TO THE MARKET IS LOW.

Each of our product groups is subject to competition from other manufacturers of those products and the barriers to entry in the markets in which we compete are relatively low. There are approximately 30 Stevioside manufacturers in China, but only approximately 10, including our company, operate on a continuous basis with the remainder of the companies periodically entering the market in times of increased demand. While we believe we are one of the leading manufacturers of stevioside in the PRC, from time to time there is a sporadic oversupply of this product which can decrease our market share and competitive position in this product group. Because there are no assurances we will be successful in this endeavor, we may never attain a competitive position in this product group. In addition, our competition within the traditional Chinese medicine formula extract portion of our business is the most intense. There are over 500 companies in China against whom we compete in the sale of traditional Chinese medicine formula extracts and the barriers to entry in this product segment are relatively low. If these other companies successfully market their products or market their products better than we market ours, we may have difficult time marketing and selling our products. As a result, we cannot assure you that we will be able to effectively compete in any of our product segments.

WE ARE HIGHLY DEPENDENT ON OUR PRESIDENT, AS WELL AS HIS AFFILIATED COMPANIES, PHARMACEUTICAL CORPORATION AND SHANDONG GROUP.

We are dependent upon the services of Mr. Laiwang Zhang, our President, and his affiliated companies Pharmaceutical Corporation and Shandong Group, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in China. We do not have an employment agreement with Mr. Zhang. We also do business with several companies which are affiliated with Mr. Zhang as described later in this report under “Certain Relationships and Related Party Transactions.” We are dependent upon those relationships to provide us with certain services which we cannot readily obtain on our own without additional expense. We do not have written agreements with any of these related parties.

Although we have no reason to believe that Mr. Zhang or his affiliated companies would discontinue their services with us, the interruption or loss of these services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

WE ENGAGE IN A NUMBER OF RELATED PARTY TRANSACTIONS WHICH MAY NOT ALWAYS BE ON TERMS AS FAVORABLE AS WE COULD RECEIVE FROM NON-AFFILIATED THIRD PARTIES. THE AMOUNT OF THE MANAGEMENT FEE WE PAY MAY NOT BE AS ADVANTAGEOUS TO US AS TERMS WE COULD NEGOTIATE WITH AN UNRELATED PARTY.

As described elsewhere herein, we historically have engaged in a number of transactions with affiliated entities and we anticipate that we will continue to engage in such transactions in future periods. In addition, we pay Shengwang Pharmaceutical, a related party, an annual management fee which includes costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. Although the management fee paid increased to $316,454 in fiscal 2009 from $199,166 in fiscal 2008, Pharmaceutical Corporation has agreed as part of the February 5, 2009 transactions with Wild Flavors to cap its consulting fees to approximately $175,508 (RMB 1,200,000) per year beginning in January 2010. See Item 1 – Business – Our Corporate History - Wild Flavors. While we believe that the terms and costs of this management fee are fair to us, because this agreement is not negotiated on an arms-length basis there are no assurances that we could not obtain more favorable terms from an unrelated party. We cannot assure you that the terms of these transactions will always be as favorable to us as we might receive from non-affiliated third parties.

WE HAVE RESTATED OUR 2008 FINANCIAL STATEMENTS DUE TO ERRORS. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK.

Our management has determined that as of April 30, 2009, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting related to our restatement of our April 30, 2008 consolidated financial statements as a result of accounting errors, our failure to disclose a loan to our Chief Financial Officer, inadequacies in our accounting and internal audit functions and a lack of an Audit Committee and independent directors. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II - Item 9A (T) - Controls and Procedures”. If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further restate our financial statements, implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. While our cost of sales as a percentage of revenues in our Stevioside segment increased by 2% in fiscal 2009 compared to fiscal 2008, the increases could be significantly higher in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

OUR CHIEF FINANCIAL OFFICER PAID FOR THE EXERCISE OF OPTIONS THROUGH THE DELIVERY OF A PROMISSORY NOTE TO US WHICH MAY HAVE BEEN IN VIOLATION OF SECTION 402 OF THE SARBANES-OXLEY ACT OF 2002.

In February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. Included in this transaction were options to purchase 800,000 shares of our common stock with an exercise price of $0.90 granted to Ms. Fanjun Wu, our Chief Financial Officer. Upon exercise of these options, Ms. Wu delivered to us a non-interest bearing promissory note in the amount of $720,000. Section 402 of the Sarbanes Oxley Act of 2002 prohibits granting credit in the form of a personal loan to a director or executive officer of a public company. The delivery by Ms. Wu to us of a promissory note as consideration for the payment of the exercise price of the options was considered the extension of credit to her and, accordingly, could be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002. On September 5, 2008, Ms. Wu satisfied the $54,900 that she owed us as of April 30, 2008 by assuming a portion of a $372,900 debt owed by our subsidiary, Sunwin Canada to a third party.  Should the Securities and Exchange Commission determine to investigate the matter, we could become subject to litigation involving the granting of this personal loan to Ms. Wu, which such investigation and/or litigation could involve significant time and costs and may not be resolved favorably.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At April 30, 2009 our PRC subsidiaries had approximately $10.1 million on deposit in banks in China, which represented approximately 98.5% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

OUR OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION. IF WE FAIL TO COMPLY WITH THE APPLICABLE REGULATIONS, OUR ABILITY TO OPERATE IN FUTURE PERIODS COULD BE IN JEOPARDY.

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

OUR RECOGNITION OF UNREALIZED GAINS ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

For fiscal 2009 and fiscal 2008, we reported unrealized gains on foreign currency translation of $638,675 and $2,406,398, respectively. As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, the financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, does have a material impact on our financial statements.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE LESS PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, the adoption of a code of ethics and the adoption of a related persons transaction policy. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, and our lack of independent directors, decisions concerning matters such as the terms of related party transactions, the amount of management fee paid to a related party, compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATED TO DOING BUSINESS IN CHINA

OUR OPERATIONS ARE LOCATED IN CHINA AND MAY BE ADVERSELY AFFECTED BY CHANGES IN THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a socialist market economy and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in a decline in the trading price of our common stock.

WE CANNOT ASSURE YOU THAT THE CURRENT CHINESE POLICIES OF ECONOMIC REFORM WILL CONTINUE. BECAUSE OF THIS UNCERTAINTY, THERE ARE SIGNIFICANT ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourages private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

-	the Chinese government will continue its pursuit of economic reform policies;
-	the economic policies, even if pursued, will be successful;
-	economic policies will not be significantly altered from time to time; or
-	business operations in China will not become subject to the risk of nationalization.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in China, any change in Chinese government policy could materially adversely affect our ability to continue to implement our business model. China’s economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT OUR BUSINESS ACTIVITIES.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions of the PRC, and could require us to divest ourselves of any interest we then hold in our Chinese subsidiaries.

THE RECENT OUTBREAK OF SWINE FLU OR ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD INTERRUPT OUR OPERATIONS.

An occurrence of a serious animal disease, such as swine influenza (swine flu), a respiratory disease of pigs caused by influenza viruses, or any outbreak of other epidemics in the PRC affecting animals or humans including a renewed outbreak of SARS or another widespread public health problem in China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

-	material disruptions to the operations of our customers or suppliers;
-	a decline in breeding and farm operations of our customers;
-	quarantines or closures of some of our offices which would severely disrupt our operations;
-	the sickness or death of our key management and employees; or
-	a general slowdown in the Chinese economy.

An occurrence of any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct the operations of our Chinese subsidiaries as they are presently conducted. If we were unable to continue the operations of our Chinese subsidiaries as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy.  In addition, some of our customers have cut back their breeding and farming operations reducing the amount of their purchases from us.  Furthermore, there can be no assurance that our customers will not continue to affected by the threat of swine flu or similar influenzas in the future, or that their production will resume to normal levels. If either case should continue to occur, our business, results of operations and financial condition will be adversely and materially affected.

REGULATIONS RELATING TO OFFSHORE INVESTMENT ACTIVITIES BY CHINESE RESIDENTS MAY INCREASE THE ADMINISTRATIVE BURDEN WE FACE AND CREATE REGULATORY UNCERTAINTIES THAT MAY LIMIT OR ADVERSELY EFFECT OUR ABILITY TO COMPLETE A BUSINESS COMBINATION WITH PRC COMPANIES.

Regulations were issued on November 1, 2005 (SAFE Circular 75), on September 2006 (2006 M&A Rules), and on May 29, 2007 (SAFE Implementation Notice 106), by the PRC State Administration of Foreign Exchange, or SAFE, that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities; however, there has been announcements that such regulations may be partially reversed. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies.

In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion. The regulations discussed could also result in the relevant Chinese government authorities limiting or eliminating our ability to purchase and retain foreign currencies in the future, which could limit or eliminate our ability to pay dividends in the future. More recently, however, new regulations have been drafted that would partially reverse the policy that requires Chinese companies to obtain permission from SAFE to own overseas corporate entities.

As a result of the lack of implementing rules, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We believe our acquisitions of Qufu Shengwang and Qufu Shengren comply with the relevant rules. As a result of the foregoing, however, we cannot assure you that we or the former owners of Qufu Shengwang and Qufu Shengren or owners of a target business we might acquire in the future, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination if such approval were required. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

Because all of our revenues are in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

Although we are a U.S. company, substantially all of our business and operations are conducted in the PRC. We are a party to certain material contracts, including the leases for the facilities used by our stevioside and our Chinese and veterinary medicine segments. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot assure you that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of this hypothetical future events could have on our company.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. The PRC’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.

IT MAY BE DIFFICULT FOR STOCKHOLDERS TO ENFORCE ANY JUDGMENT OBTAINED IN THE UNITED STATES AGAINST US, WHICH MAY LIMIT THE REMEDIES OTHERWISE AVAILABLE TO OUR STOCKHOLDERS.

Substantially all of our assets are located outside the United States and substantially all of our current operations are conducted in the PRC. Moreover, all of our directors and officers are nationals or residents of the PRC. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

FUTURE SALES OF COMMON STOCK BY SOME OF OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of the date of this report, our Chief Executive Officer, President and Chief Financial Officer own approximately 10.3% of our outstanding common stock. Sales of such shares in the open market, as well as shares we may issue upon the exercise of outstanding options, could cause the market price of our common stock to decline significantly. The perception among investors that these sales may occur could produce the same effect.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province.

Our principal executive offices and stevioside manufacturing facility is comprised of approximately 64,000 square feet situated on land which we hold land use rights.  The land use rights expire on March 14, 2054

In October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facility used by our traditional Chinese and Veterinary Medicine Segment. This lease, which expires on October 1, 2012, provides for an annual rent of approximately $21,592.

In October 2002 Qufu Natural Green entered into a lease agreement with Qufu LuCheng Chiya Resident Commitment, an unaffiliated local government entity.  This agreement provides for the use of an approximate 25,200 square foot facility used by our Chinese and Veterinary Medicine Segment. This lease, which expires in August 2012, provides for annual rent of approximately $24,290.

In April 2004 Qufu Natural Green entered into a lease agreement with Qufu ShengDa Industry Co., Ltd., an unaffiliated government entity, which includes 36,000 square foot stevioside production facility. This lease, which expires on April 1, 2014, provides for annual rent of approximately $4,048.

Qufu Shengwang owns an 89,000 square foot facility which includes 30,000 square feet of manufacturing space, a 21,500 square foot warehouse and 38,000 square feet of office space.  Qufu Shengwang occupies this facility pursuant to land use rights which expire in March 2054.

Qufu Shengren occupies approximately 4.9 acres of land at no cost pursuant to a March 13, 2004 land use agreement with Shandong Group that expires on March 14, 2054.  Located on this land is a 33,000 square foot manufacturing facility we are converting to a high grade stevioside production facility, an 18,000 square foot warehouse facility and approximately 3.74 acres (approximately 163,000 square feet) of vacant land.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “SUWN”. The following table sets forth the reported high and low closing prices for our common stock as reported on the OTCBB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2008
May 1, 2007 through July 31, 2007	$1.04	$0.53
August 1, 2007 through October 31, 2007	$0.67	$0.44
November 1, 2007 through January 31, 2008	$0.46	$0.26
February 1, 2008 through April 30, 2008	$0.36	$0.26

Fiscal 2009
May 1, 2008 through July 31, 2008	$0.39	$0.22
August 1, 2008 through October 31, 2008	$0.29	$0.10
November 1, 2008 through January 31, 2009	$0.47	$0.10
February 1, 2009 through April 30, 2009	$0.38	$0.15

On July 27, 2009, the last reported sale price of the common stock on OTC Bulletin Board was $0.19 per share. As of July 27, 2009 there were approximately 758 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Company, Inc. which is located at 66 Exchange Place, Salt Lake City, Utah 84111. The phone number is (801) 355-5740 and its website is www.colonialstock.com.

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

RECENT SALES OF UNREGISTERED SECURITIES

Qufu Shengwang Acquisition

In fiscal 2009, Qufu Natural Green acquired a 60% interest in Qufu Shengwang from Shandong Group for $4,026,851. The purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008. Pursuant to the acquisition, Shandong Group purchased 19,175,480 shares of common stock at $.21 per share for an aggregate purchase price of $4,026,851.  This purchase price was equal to the consideration exchanged for the 60% interest in Qufu Shengwang and was satisfied by Shandong Group’s delivery of its  60% interest in Qufu Shengwang. The 19,175,480 shares of our common stock purchased by Shandong Group represented approximately 22% of our issued and outstanding common stock prior to completion of the transaction.

Wild Flavors

On February 5, 2009, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Wild Flavors, Inc. (“Wild Flavors”) to purchase 20,000,000 shares of our common stock at $.15 per share (the “Wild Flavors Stock”) together with five year warrants to purchase 26,666,666 shares of our common stock with an exercise price of $0.35 per share (the “Warrants“). Upon completion of the sale and other transactions agreed to in connection with the Securities Purchase Agreement, Wild Flavors owned approximately 15.7% of our issued and outstanding common stock.

Under the terms of the Securities Purchase Agreement, Wild Flavors has the option to exchange its 45% interest in Sunwin USA into 6,666,666 shares of our common stock at any time until December 31, 2010 (the “Exchange Option”).  Wild Flavors is also entitled to a bonus option which would entitle it to receive the greater of (a) 6% of the issued and outstanding membership units of Sunwin USA or (b) the number of membership units of Sunwin USA necessary to get Wild’s ownership interest to 51% if (i) Sunwin USA achieves cumulative pre-tax profits of $3,000,000 on or before December 31, 2011 computed in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) exclusive of the cost of product liability insurance and (ii) Wild Flavors has not exercised its Exchange Option (the “Bonus Option”). Upon exercise of the Bonus Option, Wild Flavors is obligated to pay Sunwin USA an exercise price of $1,000.00.  The Bonus Option expires upon the earlier of the date when one of the above conditions can no longer be satisfied and July 1, 2012.

Qufu Shengren Acquisition

In March 2009, Qufu Natural Green, acquired Qufu Shengren from its shareholders for $3,097,242. The purchase price was equal to the value of the assets of Qufu Shengren as determined by an independent asset appraisal in accordance with asset appraisal principles in the PRC.

Upon completion of the acquisition of Qufu Shengren in March 2009, the shareholders of Qufu Shengren purchased 21,434,201 shares of our common stock at $.145 per share. In satisfaction of this term, the purchase was completed by delivery of the 100% interest in Qufu Shengren by its shareholders. The number of shares which the shareholders of Qufu Shengren purchase from us represented approximately 14.4% of our issued and outstanding common stock at the time of the sale

Exemption From Registration

The sale of securities in connection with the June 30, 2008 acquisition of Qufu Shengwang, the February 5, 2009 purchase of stock and other transactions with Wild Flavors and the March 25, 2009 acquisition of Qufu Shengren did not involve a “public offering” of our securities as defined in Section 4(2) of the Securities Act of 1933 (the “Securities Act”) due to the insubstantial number of persons involved in each of the transactions, each of which was carried out independently of each other, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, each of the parties involved in the transactions had the necessary investment intent as required by Section 4(2) of the Securities Act since each party who received securities agreed to allow us to include a restrictive legend on any of the securities acquired stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we believe that we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the transaction described in this Item 5.

The descriptions of the terms and conditions of the transactions and agreement set forth herein do not purport to be complete and are qualified in their entirety by reference to the full text of such document attached hereto as exhibits and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended April 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements, including footnotes and other information presented elsewhere in this Form 10-K. We are on a fiscal year ending April 30; as such the year ended April 30, 2009 is referred to as “fiscal 2009”, the year ended April 30, 2008 is referred to as “fiscal 2008”, and the year ended April 30, 2007 is referred to as “fiscal 2007”.

Overview

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

Our operations are organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese and Veterinary Medicine.

Stevioside

Stevioside and rebaudioside are all natural low calorie sweeteners extracted from the leaves of the stevia rebaudiana plant. Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets. Stevioside can be used to replace sugar in beverages and foods, including those that require baking or cooking where man made chemical based sweetener replacements are not suitable.

OnlySweet

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside. OnlySweet is carried in 3,500 stores in the U.S. and is generally displayed in the sweetener aisle with alternative sweeteners. We intend to continue to focus on marketing OnlySweet as a zero calorie sweetener alternative; as well as a “green” alternative. Natural products are one of the fastest growing segments in the grocery industry.

Chinese and Veterinary Medicines Segment

In our Chinese Medicine and Veterinary Medicine segment, we manufacture and sell a variety of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals.

Veterinary Medicines

We manufacture and sell all natural polysaccharid and flavonoid extraction compound feed additives. We believe these compounds have little or no side effects and can be substituted for antibiotics and chemical compounds often found in animal feeds. We also sell our brand of CIO2 food disinfectant. CIO2, a chemical employed in both industrial and commercial applications, was developed successfully in 1985.

Traditional Chinese Medicine Formula Extracts

We manufacture and sell approximately 120 different extracts of the estimated 400 traditional Chinese medicine extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Performance

In fiscal 2009 our revenues declined by $722,310 as compared to fiscal 2008 while our assets increased by $13.5 million primarily due to our acquisitions of Qufu Shengwang and Qufu Shengren including approximately $5 million in fixed assets, $2 million in land use rights, and the purchase of our common stock by Wild Flavors in February 2009. In fiscal 2009 we recognized revenues of approximately $518,000 as a result of the acquisitions of Qufu Shengwang and Qufu Shengren. If we had not acquired these entities our revenues would have declined further in fiscal 2009. Overall, we were negatively impacted by the global economic recession.

In fiscal 2009 our Stevioside Segment generated revenues of $14.5 million as compared to revenues of $12.9 million in fiscal 2008. In fiscal 2009, we reported net revenues of approximately $613,000 from our OnlySweet line of products as compared to net revenues of approximately $537,000 in fiscal 2008.

In fiscal 2009 our Chinese and Veterinary Medicines Segment generated revenues of $7.7 million as compared to revenues of approximately$10.1 million in fiscal 2008.

Our Outlook

We believe the future represents a significant opportunity for growth in our Stevioside Segment, even though we face challenges in our Chinese and Veterinary Medicine Segment.  The key factors to our growth include:

-	In February 2009, we established a strategic alliance with Wild Flavors to develop, market and sell stevioside based sweeteners for the food and beverage industry;
-	We believe the synergies between us and Wild Flavors will create opportunities to establish new sweetener products and establish additional revenue streams;
-	In 2008 the FDA, Australia and New Zealand approved highly purified forms of stevioside as safe for use in food and beverage products; and
-	In the second quarter of 2010, we plan to file a notification with the FDA seeking Generally Recognized as Safe (“GRAS”) status for our high grade stevioside extracts.

These opportunities will, however, face the challenges which have impacted our Chinese and Veterinary Medicine Segment created by the global economic slowdown, government efforts to minimize the spread of the swine flu pandemic and adverse currency exchange rates in South Korea.

Recent Business Developments

In June 2008, as amended in September 2008 and November 2008, Qufu Natural Green acquired a 60% interest in Qufu Shengwang for $4,026,851. Qufu Shengwang manufactures and sells stevia food additives, agricultural organic fertilizers and bio fertilizers. Qufu Shengwang owns and operates a production facility located in Qufu, China.

In March 2009, Qufu Natural Green acquired Qufu Shengren for $3,097,242. Qufu Shengren is engaged in the production and distribution of bulk drugs and pharmaceuticals.

In February 2009, we entered into a series of transactions with Wild Flavors;

-	sold 20,000,000 shares of our common stock at $.15 per share together with five year warrants to purchase 26,666,666 shares of our common stock with an exercise price of $0.35 per share;
-	entered into a distributorship agreement with Sunwin USA and Wild Flavors for the worldwide distribution of our stevioside based sweetener products;
-	converted Sunwin Stevia International into Sunwin USA a Delaware limited liability company;
-
issued Wild Flavors a 45% interest in Sunwin USA in exchange for Wild Flavors’ agreement to provide sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009; and

-	Wild Flavors agreed to act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs.

Foreign Exchange Considerations

Since revenues from our operations in the PRC accounted for substantially all of our net revenues for the fiscal 2009 and fiscal 2008. We report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi (the “RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The effect of exchange rate changes on cash for fiscal 2009 and fiscal 2008 were $153,174 and $665,083, respectively.

If any increase in the value of the RMB were to occur in the future, our product sales in the PRC and in other countries may be negatively affected.

At April 30, 2009 we held cash of $5,809 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian dollar. We periodically evaluate the credit quality of the financial institutions in which we hold deposits.

As a result of the currency translation adjustments, we reported unrealized gains on foreign currency translation of $638,675 and $2,406,398 for fiscal 2009 and fiscal 2008, respectively. This non-cash item had the effect of significantly increasing our comprehensive income for fiscal 2009 and fiscal 2008.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing bad debt expense of $350,508 for fiscal 2009 and $106,537 for fiscal 2008.  This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic crises, including that of the PRC, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

We also rely on assumptions and estimates to calculate reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of expiration of our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment for further information on asset groups and estimated useful lives.

Further, we rely on certain assumptions and calculations underlying our provision for taxes in the PRC, see “Note 7 – Income Taxes” for further discussion.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

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

We account for stock options issued to employees in accordance with the Financial Accounting Standards Board (“FASB”) Statement 123R, Share-Based Payment, an Amendment of FASB Statement No. 123 (“FAS 123R”). FAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted FAS 123R in the second quarter of fiscal year ending April 30, 2006.

REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R is a revision of SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the purchase accounting method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustment to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for annual reporting periods beginning on or after December 15, 2008. We expect the requirements of SFAS 141R will have an impact on our consolidated financial statements, but the specific effects will depend upon the any specific business combinations we may enter into in the future. As early adoption is prohibited, we will begin to apply this standard to any business combinations occurring after May 1, 2009. We applied the unrevised SFAS 141 to acquisitions occurring during fiscal 2009.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for annual reporting periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements. We will begin to report our non-controlling interest as part of equity for interim and annual periods beginning after May 1, 2009.

See "NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" for a further discussion of recent accounting pronouncements and their impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table provides certain comparative information for our results of operations in fiscal 2009 and fiscal 2008.

	Fiscal Years Ended April 30,
	2009	2008	$ Difference	% Difference
		(Restated)
Net Revenues	$22,209,912	$22,932,222	$(722,310)	-3%
Cost of Sales	17,129,874	16,846,679	283,195	2%

Gross Profit	5,080,038	6,085,543	(1,005,505)	-17%

Operating Expenses:
Selling Expenses	1,694,900	2,483,177	(788,277)	-32%
General and Administrative	2,827,771	3,584,923	(757,152)	-21%

Total operating Expenses	4,522,671	6,068,100	(1,545,429)	-25%

Income (loss) from operations	557,367	17,443	539,924	n/m
Other income	135,483	86,818	48,665	56%

Net income (loss) before income tax provision and minority interest	692,850	104,261	588,589	565%
Income taxes	(307,527)	(101,682)	(205,845)	202%
Minority Interest	114,973	-	114,973	n/m

Net income	500,296	2,579	497,717	n/m
Unrealized gain on foreign currency translation	638,675	2,406,398	(1,767,723)	-73%

Comprehensive income	$1,138,971	$2,408,977	$(1,270,006)	-53%
n/m not meaningful

Overall

In fiscal 2009, our total net revenues decreased $722,310 or approximately 3% from fiscal 2008. This decrease is a result of a $2,370,021 decrease in sales in our Chinese and Veterinary Medicine Segment which was offset by a $1,647,711 increase in our Stevioside Segment including revenues of $518,237 contributed by our acquisitions of Qufu Shengren and Qufu Shengwang in fiscal 2009. The decrease in demand for our Chinese and Veterinary Medicine Segment is primarily due to (i) reduced customer demand over all product categories in this segment due to the global economic downturn, and (ii) reduced customer demand for antibiotics and other veterinary products as a result of decreased breeding and farm operations by our customers who cut back production in an effort to reduce the spread of swine flu in humans and animals and as a result of restrictions imposed by the PRC on the use of antibiotics and breeding of livestock impacted by this virus. In fiscal 2009 revenues in our Stevioside Segment increased 18% as compared to fiscal 2008. We attribute the increase to the acceptance of stevioside and increased recognition of the advantages of natural sweeteners.

Our gross profit in fiscal 2009 decreased $1,005,505, or approximately 17%, as compared to fiscal 2008. In fiscal 2009, cost of sales as a percentage of net revenues increased approximately 4%. This increase is attributable to higher costs of production associated with production of smaller quantities as a result of the decreased sales in our Chinese and Veterinary Medicine Segment as well as a decline in gross margin percentage in our Stevioside Segment. Through our acquisitions of Qufu Shengwang and Qufu Shengren we have begun production of higher grades of stevioside in an effort to fulfill demand; this transition has resulted in higher costs associated with converting Qufu Shengren’s production facility resulting in lower margins in the short-term. While it is not certain, we expect gross margins for our higher grade products to improve as production increases in fiscal 2010.

In fiscal 2009, total operating expenses decreased $1,545,429, or approximately 25% over fiscal 2008. Total operating expenses decreased primarily as a result of a $788,277 decrease in selling expense or 32% as a result of lower sales while general and administrative expenses decreased by 757,152 or 21% due to a decrease in consulting expense.

The following table provides information on net revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for fiscal 2009 and fiscal 2008, respectively, as well as information related to our corporate operating expenses:

	Stevioside		Chinese and Veterinary Medicine		Corporate and Other		Total
	Fiscal Year Ended April 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Net Revenues	$14,513,553	$12,865,842	$7,696,359	$10,066,380	$-	$-	$22,209,912	$22,932,222
Cost of Sales	11,582,643	10,097,852	5,547,231	6,748,827	-	-	17,129,874	16,846,679
Gross Profit	2,930,910	2,767,990	2,149,128	3,317,553	-	-	5,080,038	6,085,543

Total Operating Expenses	2,324,789	2,241,561	1,842,468	2,298,304	355,414	1,528,235	4,522,671	6,068,100

Total Income (Loss) from Operations	$606,121	$526,429	$306,660	$1,019,249	$(355,414)	$(1,528,235)	$557,367	$17,443)

Other key indicators:
(All figures are as a percentage of Net Revenues)	Stevioside		Chinese and Veterinary Medicine		Total
	For fiscal years ended April 30,
	2009	2008	2009	2008	2009	2008
Cost of Sales	80%	78%	72%	67%	77%	73%
Selling Expenses	5%	7%	13%	12%	8%	11%
General & Administrative Expenses	11%	10%	11%	11%	12%	16%
Total Operating Expenses	16%	17%	24%	23%	20%	26%

Stevioside Segment

In fiscal 2009, net revenues from our Stevioside Segment increased $1,647,711 or approximately 13% as compared to fiscal 2008. In fiscal 2009, revenues from this segment represented approximately 65% of our total net revenues as compared to approximately 56% in fiscal 2008. We attribute this to increased sales efforts and greater acceptance of stevioside in Asia and, in part, to our acquisitions of Qufu Shengwang and Qufu Shengren during the current year which contributed revenues of $518, 236, partially offset by a reduction in sales in South Korea as a result of a 30% devaluation of South Korean Won compared to the RMB. Revenues from sales of OnlySweet in our U.S. operations have increased $75,528 to $612,715 in fiscal 2009 compared to $537,187 in fiscal 2008.

Our gross profit in this segment in fiscal 2009 increased $162,920, or approximately 6% over fiscal 2008 primarily as a result of increased revenues. In fiscal 2009, cost of sales in our Stevioside Segment was approximately 80%, increasing 2% from fiscal 2008. Through our acquisitions of Qufu Shengwang and Qufu Shengren we have begun to produce higher grades of stevioside. These acquisitions increased our cost of sales as a percentage of revenue. In the future we expect to realize efficiencies in the production of higher grade stevioside if production continues to increase.

In fiscal 2009, operating expenses for our Stevioside Segment increased $83,228. This is primarily attributable to the increase in sales within this segment as well as additional expenses incurred as we integrate our acquisitions of Qufu Shengwang and Qufu Shengren into our operations.

We continue to place emphasis on the expansion of sales of stevioside in the PRC and throughout Asia and North America. In February 2009, we entered into a distribution agreement with Wild Flavors in connection with their investment in our Company. We believe this relationship has the potential to expand revenues in this market through improvements in product development, marketing, and distribution.

Chinese and Veterinary Medicine Segment

In fiscal 2009, net revenues from our Chinese and Veterinary Medicine Segment decreased $2,370,021, or approximately 24%, compared to fiscal 2008. During this period, revenues from this segment represented approximately 35% of our total net revenues as compared to approximately 44% in fiscal 2008. In fiscal 2009 we generated revenues of $4,079,299 from our traditional Chinese medicine products as compared to $5,403,156 in fiscal 2008, a decrease of $1,323,857 or approximately 25%. In fiscal 2009 we generated revenues $3,617,060 from our veterinary medicine products, a decrease of $1,046,182 or approximately 22% as compared to fiscal 20008. Demand for our products in this segment declined primarily as a result of (i) reduced customer demand over all product categories in this segment due to the global economic downturn, and (ii) reduced customer demand for antibiotics and other veterinary products as a result of decreased breeding and farm operations by our customers who cut back production in an effort to reduce the spread of swine flu in humans and animals and as a result of restrictions imposed by the PRC on the use of antibiotics and breeding of livestock impacted by this virus.

In fiscal 2009, cost of sales represented approximately 72% of net revenues within this segment, as compared to 67% of net revenues in fiscal 2008. Our cost of sales increased as a percentage of revenues primarily due to higher costs of production associated with production of smaller quantities as a result of the decreased sales.

In fiscal 2009 our gross profit within this segment was $2,149,128, a $1,168,425 decrease, or approximately 35%, from fiscal 2008.

In fiscal 2009, operating expenses associated with this segment totaled $1,842,468 as compared to $2,298,304 for fiscal 2008, as a result of our lower revenues as our operating expenses are tied to our rate of production. Consequently, operating expenses as a percentage of revenue remained consistent with fiscal 2008 and we do not expect operating expenses related to this segment to vary significantly from historical levels.

Corporate and Other

We incur various operating expenses at the corporate level related to stock-based compensation, legal, auditing, professional and business consultants. For fiscal 2009, these expenses decreased $1,172,821 to $355,414 from $1,528,235 in fiscal 2008. This decrease resulted primarily from a $735,082 decrease in the amortization of stock-based compensation and a $267,701 decrease in consulting expense.

TOTAL OTHER INCOME

In fiscal 2009, our total other income increased $48,665 as compared to fiscal 2008. Other income for fiscal 2009 reflects a waiver of accounting fees previously expensed and income recognized in our Chinese and Veterinary Medicine Segment attributable to the excess accrual of value added taxes on certain of our animal medicine products which may or may not be subject to value added taxes. Prior to receipt of an official notice from the tax authority, we accrued value added taxes for this segment. Upon notification of the actual tax amounts from the authorities, the excess accruals, if any, are recorded as other income.

In fiscal 2009, interest income decreased $28,128 from fiscal 2008. This reduction reflected less interest earned due to the combination of lower interest rates and comparatively less cash held in banks.

NET INCOME AND COMPREHENSIVE INCOME

In fiscal 2009 we reported net income of $500,296 as compared to net income of $2,579 for fiscal 2008. The increase is primarily due to an increase in net income of $45,165 in our Stevioside Segment, a $735,082 decrease in stock-based compensation, a $267,701 decrease in consulting expense, partially offset by an increase in corporate income taxes of $205,845 as a result of the expiration of a PRC tax waiver for Sino-U.S. joint ventures granted to us in 2004 and operational losses related to Qufu Shengwang of approximately $172,000 and a decrease in net income of $758,842 from our Chinese and Veterinary Medicine Segment.

In fiscal 2009, we reported comprehensive income of $1,138,971, a decrease of $1,270,006 as compared to fiscal 2008. The decrease was a result of an unrealized gain on foreign currency translation, a non-cash item. The functional currency of our Chinese subsidiaries is the RMB. The financial statements of our subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between April 30, 2009 and 2008, respectively:

	April 30,
	2009	2008	$ Increase/Decrease	% Increase/Decrease

		(Restated)
Working Capital	$19,891,064	$12,450,800	$7,430,264	60%

Cash	$10,487,165	$6,811,136	$3,676,029	54%
Accounts receivable, net	4,011,446	4,163,839	(152,393)	-4%
Inventories, net	7,415,809	4,707,043	2,708,766	58%
Prepaid expenses and other current assets	294,210	264,576	29,634	11%

Total current assets	22,208,630	15,946,594	6,262,036	39%
Property and equipment, net	19,121,340	14,151,293	4,970,047	35%
Land use rights	2,289,267	-
Total Assets	$43,619,237	$30,097,887	$13,521,350	45%

Accounts payable and accrued expenses	$2,098,967	$2,649,817	$(550,850)	-21%
Other current payables	10,000	12,726	(2,726)	-22%
Taxes payable	160,021	401,808	(241,787)	-60%
Due to related party	58,578	431,443	(372,865)	-86%

Total current liabilities	2,327,566	3,495,794	(1,168,228)	-33%
Other payables	157,830	154,207	3,623	2%
Total liabilities	$2,485,396	$3,650,001	$(1,164,605)	-32%

From an overall perspective, the current global economic downturn has not had a significant impact upon our liquidity as the majority of our short-term financing is obtained through payment terms with our suppliers and vendors rather than business loans from banks. The economic downturn and reactions to the swine flu virus has impacted our operations in the following ways: (i) reduced customer demand over all product categories in the Chinese and Veterinary Segment; (ii) reduced customer demand for antibiotics and other veterinary products as a result of decreased breeding and farm operations by our customers who cut back production in an effort to reduce the spread of swine flu in humans and animals and as a result of restrictions imposed by the PRC on the use of antibiotics and breeding of livestock impacted by this virus; and (iii) our customers are slower to pay us with days sales outstanding increasing to an average of 67 days for fiscal 2009 up from 56 days for fiscal 2008.

At April 30, 2009, we had working capital of $19,891,064 including cash of $10,487,165 as compared to working capital of $12,450,800 including cash of $6,811,136 at April 30, 2008. Our cash position by geographic area was as follows:

	April 30, 2009	April 30, 2008
China	$10,100,869	$6,653,884
United States	380,487	116,532
Canada	5,809	40,720
Total	$10,487,165	$6,811,136

Accounts receivable, net of allowance for doubtful accounts, at April 30, 2009 decreased approximately $152,393 from April 30, 2008. Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, increased $350,508 from April 30, 2008. Our total allowance for doubtful accounts as of April 30, 2009 is related to our Chinese and Veterinary Medicine segment. We may, however, collect all or a portion of these doubtful accounts. At April 30, 2009 accounts receivables decreased 4% as a result of our decrease in sales as compared to fiscal 2008. Our days sales outstanding increased to an average 67 days outstanding during fiscal 2009 from 56 days during fiscal 2008. This is a result of slower payments from customers specifically towards our fiscal year end.

At April 30, 2009, inventories, net of reserve for obsolete inventory, increased $2,708,766 as compared to April 30, 2008. This increase is primarily due to: (i) $1,043,547 of inventory acquired in connection with the acquisition of Qufu Shengwang and Qufu Shengren; and (ii) an increase in levels of finished goods on hand as a result of declining demand and canceled orders occurring near our fiscal year-end due to the economic downturn and an approximately 30% devaluation of South Korean Won compared to the RMB during fiscal 2009. The increase in relative costs to our South Korean customers have led to cancelled orders and a decrease in exports of our products.

Prepaid expenses and other current assets increased $29,634 or approximately 11% at April 30, 2009 as compared to April 30, 2008. This increase was attributable to timing differences near our fiscal year end related to advances to suppliers in the Chinese and Veterinary Medicine segment. These advances reflect deposits related to future delivery of inventory.

At April 30, 2009, we had property and equipment, net of accumulated depreciation, of $19,121,340 as compared to $14,151,293, a 35% increase from April 30, 2008. This increase reflects $6,472,910 of fixed assets acquired through our acquisitions of Qufu Shengwang and Qufu Shengren which were partially offset by $1,660,915 of depreciation expense during fiscal 2009.

At April 30, 2009, we reflected $2,098,967 of accounts payable and accrued expenses, a decrease of approximately 21% from April 30, 2008. This balance includes trade accounts payable and accrued expenses of $1,983,597 and accrued salaries and benefits of $115,370. Of the total accounts payable and accrued expenses at April 30, 2009, approximately $1,353,582 relates to our Stevioside Segment, with the balance of $745,385 relating to our Chinese and Veterinary Medicine Segment. The decrease at April 30, 2009 compared to April 30, 2008 reflects payments of balances due made in the ordinary course of business that were not replaced with new payables as a result of decreased level of production.

At April 30, 2009, we held cash of $10,487,165 as compared to cash of $6,811,136 at April 30, 2008, an increase of $3,676,029. During fiscal 2009, net cash provided by operating activities totaled $674,789, net cash used in investing activities was $244,886, net cash provided by financing activities totaled $3,092,946 and the effect of prevailing exchange rate on cash of $153,180.

Net cash provided by operating activities increased to $674,789 during fiscal 2009 as compared to cash used in operating activities of $944,301 for fiscal 2008. For the year ended April 30, 2009, we used $800,474 to pay down accounts payable, $1,229,143 to fund increased levels of inventory and $207,102 to pay down taxes payable. These uses were primarily offset by adjustments to net income of non cash expenses of $2,045,248 related to depreciation, amortization, and consulting. The increase in the cash provided in our operations is due primarily to cash provided through sales offset by a build-up of inventory and funding required to pay accounts payable as obligations came due. Comparatively during fiscal 2008, cash used in operating activities of $944,301 is primarily due to similar increase in inventory of $1,519,253 and pay down of accounts payable and accrued expenses of $1,580,596, with the additional impact of an increase of accounts receivable of $1,018,775 due to increased sales in the prior year. These uses were also offset primarily by adjustments to net income of non cash of items of $2,228,045 related to depreciation and consulting expense.

Net cash used in investing activities totaled $244,886 during fiscal 2009 as compared to cash used of $740,022 during fiscal 2008. In March 2009, we extended an advance of $2,500,000 to Qufu Shengren prior to the date we acquired this company. We acquired this amount plus additional cash deposits upon acquisition, thus offsetting the cash outflow related to the advance resulting in net cash acquired through acquisition $160,519. The cash acquired through these acquisitions was offset by capital expenditures of $405,405 associated with capital improvements in our Stevioside Segment.

Net cash provided by financing activities was $3,092,946 during fiscal 2009, with $2,890,000 in proceeds from a private placement of 20,000,000 shares of our common stock sold to Wild Flavors in February 2009. We also received $192,946 from the exercise of warrants in fiscal 2009. The warrants were exercised following a permanent decrease in their exercise price from $0.65 to $0.15 per share. These warrants were issued in March 2007 as part of a private placement. During fiscal 2008, we also received $713,154 from the exercise of warrants and an advance from a related party of $430,000.

We believe that existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months other than additional working capital requirement that may result from further expansion of our operations through acquisitions of additional facilities.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009:

-
Dependence upon continued market acceptance of our stevioside products, obtaining Generally Recognized as Safe status in the United States and approval in other countries in the world that do not permit use of steviosides in food products;

-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on our president, as well as his affiliated companies, Pharmaceutical Corporation and Shandong Group;

-	Our ability to assure that related party transactions are fair to our company;
-
Our ability to maintain an effective system of internal control over financial reporting, our ability to accurately report our financial results and the potential loss of confidence by our shareholders in our financial reporting;

-	Our inability to control the cost of our raw materials;
-	Potential violations of Section 402 of the Sarbanes-Oxley Act of 2002 as a result of a loan by us to our Chief Financial Officer to pay for the exercise of options to purchase our common stock;
-	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the application regulations, our ability to operate in future periods could be in jeopardy;
-	Our recognition of unrealized gains on foreign currency transaction can materially impact our income from period to period;
-	The absence of various corporate governance measures which may reduce stockholders’ protections against interested director transactions, conflicts of interest and other matters;
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;
-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem;
-
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States;

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC bulletin board, and is considered a “penny stock;” and
-	The impact on our stock price due to sales of our stock by existing shareholders.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-24, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2009. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified several material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) described in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of April 30, 2009.

Our evaluation included business activities which were part of our company for the entire fiscal 2009 period and excluded Qufu Shengwang and Qufu Shengren which were acquired during fiscal 2009. In fiscal 2009, Qufu Shengwang represented approximately 2.0% of our total consolidated revenues, 13.8% of our total consolidated assets, and contributed a net loss of approximately $172,000.  In fiscal 2009, Qufu Shengren represented approximately 0.29 % of our total consolidated revenues, 3.0% of our total consolidated assets, and 1.2% of our total consolidated net income.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of April 30, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management related to:

-
Our restatement of our April 30, 2008 consolidated financial statements due to an accounting error that caused us to overstate a liability for an advance from customers by $570,090. The advance was actually from one of our subsidiaries to another one of our subsidiaries, that, had it been accounted for correctly, would have been eliminated in consolidation;

-
During the preparation of our quarterly report for the period ended October 31, 2008 our management determined that the prior disclosure surrounding the granting of options in February 2006 to certain of our employees and the subsequent exercise of those options through the delivery of non-interest bearing notes was incorrect. While the option grants and promissory notes were properly accounted for, our historical disclosure had failed to properly disclose that Ms. Fanjun Wu, our Chief Financial Officer, was a party to those transactions. Ms. Wu was the recipient of options to purchase 800,000 shares of common stock and tendered to us a non-interest bearing promissory note in the amount of $720,000;

-
We have an inadequate number of personnel and our Chief Financial Officer and our staff within our finance and accounting group in the PRC do not have the requisite expertise in generally accepted accounting principles and the securities laws of the United States to ensure the proper application thereof;

-	Our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions; and
-	We do not have an Audit Committee of our board of directors that is comprised of independent directors.

Remediation of Material Weakness in Internal Control

We believe the following actions we plan to take will be sufficient to remediate the material weaknesses described above:

-
We will seek to hire an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof;

-
We will evaluate hiring additional internal audit resources and are considering a position for an internal auditor who will test and monitor the implementation of our accounting and internal control procedures;

-
We will review and revise our existing documentation of our accounting and internal control procedures and policies which will include appropriate controls and procedures for accounting for intercompany transactions and related party transactions;

-	We will implement an initiative to ensure the importance of internal controls and compliance with established policies and procedures that are fully understood throughout our company; and
-	We will provide training to our employees to ensure these procedures are properly performed.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated prior to April 30, 2010 subject to our ability to find and attract adequate professional resources on reasonable financial terms. As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

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

Changes in Internal Control

Other than as expressly noted above in this Item 9A(T), there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors as of July 24, 2009 and the positions they hold:

Name	Age	Positions
Laiwang Zhang	47	President and Chairman
Dongdong Lin	35	Chief Executive Officer, Secretary and Director
Fanjun Wu	35	Chief Financial Officer
Chengxiang Yan	41	Director and General Manager of Qufu Natural Green

Laiwang Zhang. Mr. Zhang has served as our President and Chairman since April 30, 2004 and he has served as Chairman of Qufu Natural Green since January 2003. Mr. Zhang also serves as Chairman of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines, since April 2000. In 1996, Mr. Zhang founded Shandong Group, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products. Since April 1996, he has been General Manager of this company. From April 1992 to April 1996 Mr. Zhang served as Manager of our subsidiary Shengya Veterinary Medicine. From 1984 to 1992, Mr. Zhang served as President of Shandong Qufu Amylum Plant, a company that manufactures amylum. Mr. Zhang graduated from Shandong Technical University in 1984 with a Masters Degree in Engineering.

Dongdong Lin. Ms. Lin has served as our Chief Executive Officer, Secretary and a member of our board of directors since February 2005. Ms. Lin served as Manager of the Technology Information Department of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines, from January 2003 to December 2004. Ms. Lin joined Shandong Group in 1996, serving as a supervisor from April 1998 to April 2000, and Manager of the Department of Export and Import from April 2000 to December 2002. Ms. Lin holds a Bachelors Degree in Technology English from Haerbin Industry University and a Masters Degree in Economics from the China Academy of Social Science.

Fanjun Wu. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by Qufu Natural Green, serving as Director of Finance from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, Ms. Wu was a Director of Finance for our subsidiary Shengya Veterinary Medicine owned by Shandong Group before our acquisition in 2004.

Chengxiang Yan. Mr. Yan has been the General Manager of our subsidiary Qufu Natural Green since 1999 and a member of our board of directors since April 30, 2004 following our acquisition of Qufu Natural Green. From 1999 to 2004, Mr. Yan was the Director of the Marketing Department for that company. From 1996 to 1998, Mr. Yan was Director of the Marketing Department for Shandong Group, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products, and from 1993 to 1996, he was Director of the Marketing Section for our subsidiary Shengya Veterinary Medicine owned by Shandong Group before our acquisition in 2004. Mr. Yan graduated from Shandong Agriculture University in 1993 with a Bachelor’s Degree in Farming.

There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Key Employee

Jeffrey Reynolds. Mr. Reynolds, 47, has served as Chief Executive Officer of our subsidiary Sunwin Stevia International since October 2006. From 2004 to 2006, Mr. Reynolds was the Chief Executive Officer and President of Alpha One General Contractors, a commercial general contracting firm in North Texas and from 2001 to 2004 he was Executive Vice President and Chief Planning Officer with Blue Chip Marketing and Communications, a marketing and communications services company for consumer products. From 1999 to2001, Mr. Reynolds served as President and Managing Director of Markatec, Inc. a privately owned marketing services company primarily focused on creating and implementing account specific co-marketing promotions in the consumer product industry, and, from 1992 to 1999, he was employed with Crossmark, Inc. a marketing organization in the consumer packaged goods industry, where he served as Senior Vice President of Corporate Sales Development and Marketing from 1997 until leaving the company. From 1989 to 1992, Mr. Reynolds was employed with Nestle Foods Company, serving as a Non-Grocery Region Manager from 1991 to 1992, as a National Non-Grocery Category Manager from 1990 to 1991, and as a Regional Manager from 1989 to 1990. From 1984 to 1989, Mr. Reynolds was employed with Procter and Gamble; serving as a Unit Sales Manager from 1986 to 1989 and as a Territory Sales Manager from 1984 to 1989.

Stockholders Agreement – Election of Directors

On February 5, 2009 as part of the Securities Purchase Agreement we entered into with Wild Flavors, Inc., we entered into a stockholders agreement with Wild Flavors, Inc. and certain of our shareholders who owned approximately 34.12% of our common stock at the time the agreement was entered into.  The stockholders agreement provides that so long as Wild Flavors, Inc. owns at least 4,000,000 shares of our common stock, the parties to that agreement will vote or cause their shares of our common stock to be voted to elect two members of our board of directors designated by Wild Flavors, Inc. and three members designated by our shareholders who are a party to the stockholders agreement.  As of the date of this report, Wild Flavors, Inc. has not designated anyone to be appointed to our board of directors.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2009 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2009, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2009 with the exception of Form 3’s filed by Laiwang Zhang, Dongdong Lin, Fanjun Wu and Chengxiang Yan, in connection with their initial statement of beneficial ownership which was inadvertently filed late.

Code of Business Conduct and Ethics

In April 2005, we adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

-	honest and ethical conduct;
-	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements;
-	compliance with applicable laws, rules and regulations;
-	the prompt reporting violation of the code; and
-	accountability for adherence to the Code.

A copy of our Code of Ethics is filed as an exhibit to this annual report and we will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices, attention: Corporate Secretary.

Committees of the Board of Directors and Independence

Our board of directors has not yet established an Audit Committee, a Compensation Committee, a Nominating Committee or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our board of directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

None of our directors is an audit committee ?癴inancial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an audit committee “financial expert” is an individual member of the audit committee or board of directors who:

-	understands generally accepted accounting principles and financial statements;
-	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;
-	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;
-	understands internal controls over financial reporting; and
-	understands audit committee functions.

Since the reverse acquisition of our company by Sunwin Tech in April 2004 our board of directors has been comprised of individuals who are members of our management or otherwise affiliated with our company. While we would prefer that one or more of our directors be an audit committee financial expert, none of our current directors have professional backgrounds in either finance or accounting.

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

Legal Proceedings

There are no legal proceedings to which any director, director nominee, officer or affiliate of our company, any owner of record or beneficially of more than 5% of common stock, or any associate of any such director, officer, affiliate of our company or security holder that is a party adverse to our company or any of our subsidiaries or has a material interest adverse to us.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2009 for:

-	our principal executive officer or other individual serving in a similar capacity;
-
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in fiscal 2009 and who were serving as executive officers at April 30, 2009 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

-	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2009.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FAS 123R. No officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of Compensation in excess of the $10,000 in the aggregate in fiscal 2009 and fiscal 2008.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Total ($) (j)
Dongdong Lin (1)	2009	3,240	8,900	0	0	12,140
	2008	7,500	0	0	0	7,500

Fanjun Wu (2)	2009	8,738	0	0	0	8,738
	2008	8,096	0	0	0	8,096

Jeffrey Reynolds (3)	2009	200,000	100,000	300,000	0	600,000
	2008	181,250	0	0	0	181,250

(1) Ms. Lin has served as our Chief Executive Officer since February 2005.
(2) Ms. Wu has served as our Chief Financial Officer since April 30, 2004.
(3) Mr. Reynolds has served as our chief executive officer of our subsidiary Sunwin Stevia International since October 2006.

The executive compensation table above does not include management fees we paid to Pharmaceutical Corporation of $347,627 and $316,454 for fiscal 2009 and fiscal 2008, respectively. Our President and Chairman, Mr. Laiwang Zhang, holds a majority interest Pharmaceutical Corporation.

Executive Employment Agreements and Narrative Regarding Executive Compensation

Ms. Lin, who has served as our Chief Executive Officer since February 2005 and Ms. Wu who has served as our Chief Financial Officer since April 2004, are not a party to an employment agreement with our company. Their compensation is determined by our board of directors, of which Ms. Lin is a member. The board of directors considers a number of factors in determining the compensation of Ms. Lin and Ms. Wu including the scope of their duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time they devotes to our business. The board of directors did not consult with any experts or other third parties in establishing the compensation for Ms. Lin or Ms. Wu.  For fiscal 2009 Ms. Lin's compensation was comprised of a base salary of $3,240 and a bonus of $8,900.  For fiscal 2009 Ms. Wu's compensation was abase salry of $8,738.  Ms. and Ms. Wu did not receive any other form of compensation from our company. The amount of compensation payable to Ms. Lin or Ms. Wu can be increased at any time upon the determination of the board of directors.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Ms. Lin and Ms. Wu are covered by these government sponsored programs.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2009:

OPTION AWARDS						STOCK AWARDS

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)

Dongdong Lin	0	0	0	0	0	0	0	0	0
Fanjun Wu	0	0	0	0	0	0	0	0	0
Jeffrey Reynolds	0	0	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:
	0	N/A	0
2005 Equity Compensation Plan	0	N/A	0
2006 Equity Compensation Plan

Plans not approved by shareholders:
None.

2005 Equity Compensation Plan

On March 23, 2005, our board of directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our board of directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 24, 2009, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our board of directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our board of directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 24, 2009, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our board of directors and no Board member received any compensation for his or her services during fiscal 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At July 27, 2009, we had 151,202,927 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 27, 2009 relating to the beneficial ownership of shares of our common stock by:

-	each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;
-	each director;
-	each named executive officer; and
-	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 6 Shengwang Avenue, Qufu, Shandong, China 273100. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by them (or certain persons whose ownership is attributed to them) and that can be acquired by them within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by them, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang [1]	12,539,802	6.7%
Dongdong Lin [1]	4,984,108	2.7%
Chengxiang Yan [1]	0	0
Fanjun Wu [1]	1,732,052	0.9%
All officers and directors as a group (four persons)	19,255,962	10.3%

Wild Flavors, Inc. [2]	46,666,666	25.1%
Xiangsheng Kong	10,678,071	5.7%

[1]	Amounts include shares of common stock beneficially owned. No officers of directors hold options or warrant to purchase common stock.
[2]
Amount includes 20,000,000 shares of our common stock and five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share issued pursuant to a securities purchase agreement with Wild Flavors in February 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We pay Pharmaceutical Corporation a management fee for services rendered on our behalf. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees, rent for our principal offices and the use of research and development facilities. For fiscal 2009 and fiscal 2008 this management fee was $316,454 and $199,166, respectively, which such amounts are included in our general and administrative expenses in the respective financial statements appearing elsewhere in this annual report. As described elsewhere herein, Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman. We do not have a contract with Pharmaceutical Corporation and the amount of annual management fee is subject to increase at Mr. Zhang’s discretion. Pharmaceutical Corporation has agreed that starting January 2010, the maximum fee that will be charged to us will be approximately $175,508 (RMB 1,200,000) per year.

On June 30, 2008, Qufu Natural Green, agreed to acquire a 60% interest in Qufu Shengwang from Shengwang Group for $7,016,200. This purchase price was based on 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008. Upon completion of the acquisition of Qufu Shengwang in June 2008, Shandong Group agreed to purchase 29,000,000 shares of our common stock at $.25 per share.

On September 2, 2008, Qufu Natural Green amended its June 30, 2008 acquisition agreement with Qufu Shengwang and Shandong Group. Under the terms of the amendment, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $6,200,413. The purchase price was based on 60% of the revised value of the net tangible assets of Qufu Shengwang of $10,334,022 as of April 30, 2008. The net tangible assets of Qufu Shengwang were reduced from $11,693,666 to $10,334,022 as a result of the application of generally accepted accounting principles in the United States (“U.S. GAAP”) which required elimination of the difference between the fair market value and cost basis of the land use rights recorded by Qufu Shengwang upon completion of an audit of its financial statements as of April 30, 2008.

In addition, on September 2, 2008, we entered into an amendment to the June 30, 2008 Stock Sale and Purchase Agreement (the “Stock Sale Agreement Amendment”) with Shandong Group to purchase 29,525,776 shares of the Company’s Common Stock at a price of $.21 per share, representing approximately 34% of our issued and outstanding common stock. In addition, the Stock Sale Agreement Amendment provides that in the event Qufu Shengwang does not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the “Target Amount”) over a period of 36 consecutive months beginning the first day of the month following the closing of the stock purchase (the "Earnings Target Period”), then Shandong Group shall be obligated to return to us a number of shares of our common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which is the Target Amount less the amount of Qufu Shengwang’s net income earned over the Earn-Out Period and the denominator is the Target Amount; by (ii) 29,525,776, the number of shares of our common stock purchased under the Stock Sale Agreement Amendment.

On November 18, 2008, Qufu Natural Green entered into a second amendment to the June 30, 2008 acquisition agreement with Qufu Shengwang and its shareholder, Shandong Group, to further reduce the purchase price for the acquisition of a 60% interest in Qufu Shengwang to $4,026,851. The revised purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were further revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008

On November 18, 2008, we entered into a second amendment to the Stock Sale Agreement to reduce the total number of Shares to be purchased by Shandong Group from 29,525,776 to 19,175,480 at $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of the Second Amendment to Stock Sale Agreement, we cancelled 10,350,296 shares of our common stock issued to Shandong Group and reduced the amount due from Shandong Group by $2,173,562 reflecting the difference between the purchase price under the Amendment to Stock Sale Agreement and the purchase price for the Shares under the Second Amendment to the Stock Sale Agreement.  In satisfaction of this term, the purchase was completed by Shandong Group’s delivery of the 60% interest in Qufu Shengwang. The 19,175,480 Shares purchased by Shandong Group represented approximately 22% of the issued and outstanding shares of our common stock prior to completion of the transaction.

In February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. Included in this transaction were options to purchase 800,000 shares of our common stock with an exercise price of $0.90 granted to Ms. Fanjun Wu, our Chief Financial Officer. Upon exercise of these options, Ms. Wu delivered to us a non-interest bearing promissory note in the amount of $720,000. While the grant of the options and the delivery of the note were disclosed and accounted for within our financial statements in prior periods, our disclosure of these transactions failed to disclose that Ms. Wu was the recipient of an option grant, nor did we disclose that she had exercised the option by delivery of the promissory note. Section 402 of the Sarbanes Oxley Act of 2002 prohibits granting credit in the form of a personal loan to a director or executive officer of a public company. The delivery by Ms. Wu to us of a promissory note as consideration for the payment of the exercise price of the options was considered the extension of credit to her and, accordingly, in violation of Section 402 of the Sarbanes Oxley Act of 2002.  As of April 30, 2009 Ms. Wu owed us $54,900 under the note. As set forth below, she assumed a portion of a liability owed by us to Mr. Ma Qiang.

As set forth above, in February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. At April 30, 2009 and April 30, 2008 the amount outstanding under those notes was $0 and $372,900, respectively, and is reflected on our balance sheet as a subscription receivable at April 30, 2008. In addition, on September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with our Chairman. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, three employees who collectively represented the amount of subscription receivable due us, which included Ms. Wu our Chief Financial Officer, agreed to pay the amounts of the subscription receivables owned by each of them directly to the Mr. Ma Qiang in satisfaction of $372,900 of the amount we owe and Mr. Ma Qiang agreed to accept in partial payment of amounts due him, payment by three of our employees. As a result of this transaction, monies due us in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by a similar amount.

None of the members of our board of directors are “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

Director Independence

None of the members of the board of directors is independent as that term is defined in Item 407 of Regulation S-K. See Item 10 of this Annual Report on Form 10-K under the caption “Committees of the Board of Directors and Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2009 and fiscal 2008. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2009 and fiscal 2008.

	2009	2008
Audit Fees	$90,000	$85,000
Audit - Related Fees	-	19,500
Tax Fees	-	7,500
All Other Fees	-	-
	$90,000	$112,000

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2008 were pre-approved by the entire board of directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000).
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Form 8-K/A as filed on July 30, 2004).
3.3	By-Laws (Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000).
4.1	Form of $0.65 common stock purchase warrant (Incorporated by reference to the Report on Form 8-K as filed on March 23, 2007).
4.2
Common Stock Purchase Warrant between Sunwin International Neutraceuticals, Inc. and Wild Flavors, Inc. dated February 5, 2009 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed on February 11, 2009).

4.3
Stockholders Agreement dated February 5, 2009 Sunwin International Neutraceuticals, Inc., Laiwang Zhang, Dongdong Lin, Xingyuan Li, Junzhen Zhang, Xiangsheng Kong, Weidong Chai, Laiwang Zhang, Fanjun Wu and Wild Flavors, Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed on February 11, 2009).

10.1
Share Exchange Agreement dated April 30, 2004 between Network USA, Inc. and the stockholders of Sunwin Tech Group, Inc. (Incorporated by reference to the Report on Form 8-K as filed with on May 12, 2004).

10.2	Form of Stevia rebaudiana Planting Agreement (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended April 30, 2004).
10.3
Stock Purchase Agreement between Sunwin Tech Group, Inc., Qufu Natural Green Engineering Company, Limited and Shandong Shengwang Pharmaceutical Group Corporation (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended April 30, 2004).

10.4	2005 Equity Compensation Plan (Incorporated by reference to the Report on Form 8-K as filed on April 28, 2005).
10.5
Consulting and Management Agreement with China Direct Investments, Inc. (Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-142419, as amended, as declared effective on June 5, 2007).

10.6
Lease agreement dated October 1, 2002 between Shandong Shengwang Pharmaceutical Corporation and Qufu Natural Green Engineering Co., Ltd. (Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005).

10.7
Lease agreement dated October 6, 2002 between Qufu LuCheng Chiya Resident Commitment and Qufu Natural Green Engineering Co., Ltd. (Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005).

10.8
Lease agreement dated April 1, 2004 between Qufu ShengDa Industry Co., Ltd. and Qufu Natural Green Engineering Co., Ltd.( Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005).

10.9
Stock Purchase Agreement dated February 7, 2006 between Sunwin International Neutraceuticals, Inc., Qufu Natural Green Engineering Company and Shandong Shengwang Pharmaceutical Group Corporation (Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006).

10.10	2006 Equity Compensation Plan (Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006).
10.11	Subscription Agreement (Incorporated by reference to the Report on Form 8-K as filed on March 23, 2007).
10.12
Consulting and Management Agreement with CDI Shanghai Management Co., Ltd. and Capital One Resource Co., Ltd. (Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-142419, as amended, as declared effective on June 5, 2007).

10.13
Acquisition Agreement by and among Qufu Natural Green Engineering Co., Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. and Shandong Shengwang Group, Co., Ltd. dated June 30, 2008 (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K as filed on July 7, 2008).

10.14
Stock Sale And Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Shandong Shengwang Group Co., Ltd. (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K as filed on July 7, 2008).

10.15
Amendment to the June 30, 2008 Acquisition Agreement by and among Qufu Natural Green Engineering Co., Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. and Shandong Shengwang Group Co., Ltd. dated September 2, 2008. (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K as filed on September 8, 2008).

10.16
Amendment to the June 30, 2008 Stock Sale and Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Shandong Shengwang Group Co., Ltd. dated September 2, 2008 (Incorporated by reference Exhibit 10.16 to the Current Report on Form 8-K as filed on September 8, 2008).

10.17
Secured Promissory Note in the principal amount of $100,000 dated July 1, 2008 between Sunwin International Neutraceuticals, Inc., Mr. Laiwang Zhang and China Direct Investments, Inc. (Incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q as filed on September 18, 2008).

10.18	Memo on SUWN Debt to Qiang Ma dated September 5, 2008 (Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q as filed on September 18, 2008).
10.19
November 18, 2008 Second Amendment to Acquisition Agreement by and among Qufu Natural Green Engineering Co., Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. and Shandong Shengwang Group, Co., Ltd. dated as of June 30, 2008 (Incorporated by reference Exhibit 10.19 to the Current Report on Form 8-K as filed on November 26, 2008).

10.20
November 18, 2008 Second Amendment to Stock Sale And Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Shandong Shengwang Group Co., Ltd. dated as of June 30, 2008 (Incorporated by reference Exhibit 10.20 to the Current Report on Form 8-K as filed on November 26, 2008).

10.21
Securities Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Wild Flavors, Inc. dated February 5, 2009 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on February 11, 2009).

10.22
Form of Operating Agreement between Sunwin International Neutraceuticals, Inc. and Wild Flavors, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on February 11, 2009).

10.23
Distributorship Agreement dated February 5, 2009 among Sunwin International Neutraceuticals, Inc., Sunwin Stevia International Corp. and Wild Flavors, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed on February 11, 2009).

10.24	Consulting and Management Agreement between Sunwin International Neutraceuticals, Inc. and China Direct Investments, Inc. dated as of April 29, 2009.*
10.25	Consulting and Management Agreement with Sunwin International Neutraceuticals, Inc. and CDI Shanghai Management Co., Ltd. and Capital One Resource Co., Ltd. dated April 24, 2007 (Incorporated by reference to Exhibit 10.21 to the registration statement on Form SB-2/A filed on May 30, 2007).
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Prospectus on Form SB-2 as filed on May 27, 2005).
21.1	Subsidiaries of the registrant.*
31.1	Section 302 Certificate of President. *
31.2	Section 302 Certificate of Principal Accounting Officer. *
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer. *

* filed herewith

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin International Neutraceuticals, Inc.

July 29, 2009	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer and Director, (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman	July 29, 2009
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (Principal Executive Officer)	July 29,2009
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2009
Fanjun Wu

/s/ Chengxiang Yan	Director	July 29, 2009
Chengxiang Yan

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Sunwin International Neutraceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunwin International Neutraceuticals, Inc. and its Subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunwin International Neutraceuticals, Inc. and its subsidiaries as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certifed Public Accountants

Boca Raton, Florida
July 25, 2009

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	April 30,
	2009	2008
		(Restated)
ASSETS
CURRENT ASSETS:
Cash	$10,487,165	$6,811,136
Accounts receivable, net	4,011,446	4,163,839
Inventories, net	7,415,809	4,707,043
Prepaid expenses and other assets	294,210	264,576
Total Current Assets	22,208,630	15,946,594

PROPERTY AND EQUIPMENT, net	19,121,340	14,151,293
LAND USE RIGHTS	2,289,267	-
Total Assets	$43,619,237	$30,097,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,098,967	$2,649,817
Taxes payable	160,021	401,808
Due to related party	58,578	431,443
Other current payables	10,000	12,726
Total Current Liabilities	2,327,566	3,495,794

OTHER PAYABLES	157,830	154,207
Total Liabilities	2,485,396	3,650,001

MINORITY INTEREST	2,616,997	-

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 1,000,000 shares authorized; No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 shares authorized; 149,902,927 and 87,006,936 shares	149,903	87,007
issued and outstanding at April 30, 2009 and April 30, 2008, respectively)
Additional paid-in capital	27,712,257	17,218,066
Retained earnings	6,826,215	6,325,919
Subscription receivable	-	(372,900)
Accumulated other comprehensive income	3,828,469	3,189,794
Total Stockholders' Equity	38,516,844	26,447,886

Total Liabilities and Stockholders' Equity	$43,619,237	$30,097,887

See notes to consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended April 30,
	2009	2008
		(Restated)
NET REVENUES	$22,209,912	$22,932,222
COST OF REVENUES	17,129,874	16,846,679
GROSS PROFIT	5,080,038	6,085,543

OPERATING EXPENSES:
Selling expenses	1,694,900	2,483,177
General and administrative	2,827,771	3,584,923
Total Operating Expenses	4,522,671	6,068,100

INCOME FROM OPERATIONS	557,367	17,443

OTHER INCOME :
Other income	83,281	6,488
Interest income	52,202	80,330
Total Other Income	135,483	86,818

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	692,850	104,261

INCOME TAXES	(307,527)	(101,682)

INCOME BEFORE MINORITY INTEREST	385,323	2,579

MINORITY INTEREST IN SUBSIDIARY LOSS	114,973	-

NET INCOME	500,296	2,579

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	638,675	2,406,398

COMPREHENSIVE INCOME	$1,138,971	$2,408,977

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income per common share - basic	$0.00	$0.00
Net income per common share - diluted	$0.00	$0.00

Weighted Common Shares Outstanding - basic	100,996,013	86,821,905
Weighted Common Shares Outstanding - diluted	101,464,350	86,821,905

See notes to consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2009 and 2008 (Restated)
						Accumulated
	Common Stock, $.001 Par Value		Additional			Other	Total
	Number of		Paid-in	Retained	Subscription	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Receivable	Income	Equity
Balance, April 30, 2007	85,909,776	$85,910	$15,420,880	$6,323,340	$(372,900)	$783,396	$22,240,626

Amortization of stock-based compensation and consulting	-	-	1,085,129	-	-	-	1,085,129
Exercise of stock warrants	1,097,160	1,097	712,057	-	-	-	713,154
Net income for the year	-	-	-	2,579	-	-	2,579
Foreign currency translation adjustment	-	-	-	-	-	2,406,398	2,406,398
Balance, April 30, 2008	87,006,936	87,007	17,218,066	$6,325,919	$(372,900)	$3,189,794	26,447,886

Common stock issued for acquicition	40,609,681	40,610	7,083,483	-	-	-	7,124,093
Common stock sold for cash	20,000,000	20,000	2,970,000	-	-	-	2,990,000
Common stock issued for placement fee	1,000,000	1,000	(1,000)	-	-	-	-
Placement fee paid	-	-	(100,000)	-	-	-	(100,000)
Exercise of Warrants	1,286,310	1,286	191,660	-	-	-	192,946
Subscription receivable	-	-	-	-	372,900	-	372,900
Amortization of stock-based compensation and consulting	-	-	350,048	-	-	-	350,048
Net income for the year	-	-	-	500,296	-	-	500,296
Foreign currency translation adjustment	-	-	-	-	-	638,675	638,675

Balance, April 30, 2009	149,902,927	$149,903	$27,712,257	$6,826,215	$-	$3,828,469	$38,516,844

See notes to consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended
	April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net income	$500,296	$2,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,660,915	1,142,916
Amortization of land use rights	34,285	-
Stock-based compensation and consulting expense	350,048	1,085,129
Minority interest	(114,973)	-
Allowance for doubtful accounts	337,975	64,746
Changes in assets and liabilities:
Accounts receivable	(70,902)	(1,018,775)
Inventories	(1,229,143)	(1,519,253)
Prepaid expenses and other current assets	213,864	537,429
Accounts payable and accrued expenses	(800,474)	(1,580,596)
Taxes payable	(207,102)	379,334
Advances from customers	-	(37,810)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	674,789	(944,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to acquisition target	(2,500,000)
Cash acquired from acquisition	2,660,519	-
Purchase of property and equipment	(405,405)	(740,022)
NET CASH USED IN INVESTING ACTIVITIES	(244,886)	(740,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options and warrants	3,192,946	713,154
Payments of placement fee	(110,000)	-
Proceeds from short term loan	10,000	150,000
Payments on short term loan	-	(150,000)
Proceeds from related party advances	-	430,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,092,946	1,143,154

EFFECT OF EXCHANGE RATE ON CASH	153,180	665,083

NET INCREASE IN CASH	3,676,029	123,914
CASH - beginning of fiscal year	6,811,136	6,687,222
CASH - end of fishcal year	$10,487,165	$6,811,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,682	$80,330

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayment of subscription receivable offset by assignment of liability	$372,900	$-

Acquisition details:
Fair value of assets acquired-Qufu Shengwang	$7,011,682	$-
Liabilities assumed-Qufu Shengwang	$181,756	$-
Common stock issued for Qufu Shengwang acquisition based on final purchase price	$4,026,851	$-
Common stock issued for Qufu Shengwang acquisition but cancelled based on final purchase price	$2,173,562	$-
Negative goodwill allocated to property and equipment acquired	$71,104
Fair value of assets acquired-Qufu Shengren	$6,137,919	$-
Liabilities assumed-Qufu Shengren	$2,501,367	$-
Common stock issued for Qufu Shengren acquisition	$3,097,242	$-
Negative goodwill allocated to property and equipment acquired	$539,310

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Sunwin International Neutraceuticals, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as the “Company”, “we”, “us”, “our”, or “Sunwin”.

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

Our operations are organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese and Veterinary Medicine.

Stevioside Segment

Stevioside and rebaudioside are all natural, low calorie sweeteners extracted from the leaves of the stevia rebaudiana plant. Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets.

Chinese and Veterinary Medicine Segment

In our Chinese and Veterinary Medicine Segment, we manufacture and sell a variety of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals.

Qufu Shengwang

In fiscal 2009, Qufu Natural Green acquired a 60% interest in Qufu Shengwang from its shareholder, Shandong Group, for $4,026,851. The purchase price represents 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008. Shandong Group is owned by Laiwang Zhang, our President and Chairman of the board of directors. Qufu Shengwang manufactures and sells stevia food additives, agricultural organic fertilizers and bio fertilizers.

Qufu Shengren

In fiscal 2009, Qufu Natural Green acquired Qufu Shengren for $3,097,242. The purchase price is equal to the value of the assets of Qufu Shengren as determined by an independent asset appraisal in accordance with asset appraisal principles in the PRC. Qufu Shengren is engaged in the production and distribution of bulk drugs and pharmaceuticals.

In fiscal 2009, we entered into a distributorship agreement with Wild Flavors, Inc. ("Wild Flavors") for the worldwide distribution of our stevioside based sweetener products and issued Wild Flavors a 45% interest in Sunwin USA. In exchange Wild Flavors’ agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009, will act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs.

See "NOTE 8 – ACQUISITIONS" for further discussion regarding these transactions.

BASIS OF PRESENTATION

We are on a fiscal year ending April 30; as such the year ended April 30, 2009 is referred to as “fiscal 2009”, and the year ended April 30, 2008 is referred to as “fiscal 2008”.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

The financial statements for fiscal 2008 have been restated to correct for a classification error on the balance sheet as of that date. This error did not affect our statement of operations for the fiscal year ended fiscal 2008 or our previous interim reports. Following the correction, the statement of cash flows for the fiscal year ended April 30, 2008 reflect net cash used in operating activities of $944,301 and the effect on exchange rate on cash of $665,083.

Components of the restatement are detailed as follows:

	As Filed	Adjustment to Restated	Restated
Advances from customers	$582,816	$(570,090)	$12,726
Other comprehensive income - Foreign currency	$2,619,704	$570,090	$3,189,794

Net (loss) income per common share - basic	$0.00	$0.00	$0.00
Net (loss) income per common share - diluted	$0.00	$0.00	$0.00

Our consolidated financial statements include the accounts for the parent company and all our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing bad debt expense of $350,508 for fiscal 2009 and $106,537 for fiscal 2008.  This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicated.

We also rely on assumptions and estimates to calculate reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of expiration duration on our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment for further information on asset groups and estimated useful lives.

Further, we rely on certain assumptions and calculations underlying our provision for taxes in China, see Note 7 – Income Taxes for further discussion.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The carrying value of these instruments approximates their fair value.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At April 30, 2009 and 2008, the allowances for doubtful accounts were $817,923 and $467,415, respectively.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

TAXES PAYABLE

We are required to charge and to collect for value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are netted for financial statement purposes.

Taxes payable at April 30, 2009 and 2008 amounted to $160,021 and $401,808, respectively, consisting of net VAT taxes payable.

OTHER CURRENT PAYABLES

Other payables at April 30, 2009 and 2008 totaled $10,000 and $12,726, respectively, and consist of a $10,000 short term loan payable at April 30, 2009 and $12, 726 advances from customers that consist of prepayments to us for merchandise that we had not yet been shipped to our customers. We recognize the deposits as revenue as our customers take delivery of the goods, in compliance with our revenue recognition policy.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, loans and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

INCOME TAXES

We file federal and state income tax returns in the United States for our domestic operations, and we file separate foreign tax returns for our Chinese subsidiaries. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, as clarified by FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes ,which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

BASIC AND DILUTED EARNINGS PER SHARE

Under the provisions of SFAS 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

	For Fiscal Year Ended April 30,
	2009	Per Share	2008	Per Share
Numerator:
Net income	$500,296		$2,579

Numerator for basic EPS, loss applicable to common stock holders	$500,296	$0.00	$2,579	$0.00
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	100,996,013		86,821,905
Stock Awards, Options, and Warrants*	468,337		-

Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	101,464,350		86,821,905
Basic and Diluted loss Per Common Share:
Earnings per share - basic	$0.00		$0.00

Earnings per share - diluted	$0.00		$0.00

* On February 20, 2009, the exercise price for outstanding warrants were reduced from $0.65 to $0.15, making them dilutive.  We used the treasury stock method to calculate the dilutive effect of these warrants as if they were all exercised as of February 20, 2009.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation and are included in determining net income or loss.

Our reporting currency is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi (“RMB”). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The effect of exchange rate changes on cash at April 30, 2009 and 2008 were $153,180 and $665,083, respectively.

COMPREHENSIVE INCOME (LOSS)

We use SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders’, changes in paid-in capital and distributions to stockholders. Comprehensive income for fiscal 2009 and fiscal 2008 included net income or net loss and unrealized foreign currency translation gains/losses.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of April 30, 2009, bank deposits in the United States did not exceed federally insured limits. At April 30, 2009, we had $10,100,869 on deposit in China, which are not insured. We have not experienced any losses in such accounts through April 30, 2009.

Almost all of the our sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. We also perform ongoing credit evaluations of its customers to help further reduce potential credit risk.  We assess the credit worthiness of our banking institutions, from time to time, to mitigate the possibility of bank failure effecting our cash position.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

STOCK BASED COMPENSATION

We account for stock options issued to employees in accordance with SFAS No. 123R, Share-Based Payment, An Amendment to FASB Statement No. 123 . SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. We adopted SFAS 123R in July 2006.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and totaled $39,888 and $89,817 for fiscal 2009 and fiscal 2008, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.

REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for fiscal 2009 and fiscal 2008 totaled approximately $25,414 and $41,640, respectively. Beginning in fiscal 2009, we decreased our advertising expenses in our stevioside segment.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $418,936 and $451,438 for fiscal 2009 and fiscal 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141R is a revision of SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the purchase accounting method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustment to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for annual reporting periods beginning on or after December 15, 2008. We expect the requirements of SFAS 141R will have an impact on our consolidated financial statements, but the specific effects will depend upon the any specific business combinations we may enter into in the future.  As early adoption is prohibited, we will begin to apply this standard to any business combinations occurring after May 1, 2009.  We applied the unrevised SFAS 141 to acquisitions occurring during fiscal 2009.

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for annual reporting periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements. We will begin to report our non-controlling interest as part of equity for interim and annual periods beginning after May 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect this standard to have a material impact on our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 and the impact of its adoption on our consolidated financial statements.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We are currently evaluating the requirements of FSP 142-3 and the impact of adoption on our consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption did not have a material impact on our consolidated financial statements.

In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF 08-7 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the intangible assets purchased after the effective date of May 1, 2009.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly , or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2,  Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments , or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to  normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We do not expect the adoption of these FSPs to have a material impact on our consolidated financial statements.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009.  We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010.  We are currently evaluating the requirements of SFAS 167 and the impact of adoption on our consolidated financial statements.

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification , or FASB ASC.  The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

NOTE 2 - INVENTORIES

At April 30, 2009 and 2008, inventories consisted of the following:

	2009	2008
Raw materials	$3,136,205	$2,768,310
Work in process	265,295	-
Finished goods	4,297,066	2,011,365
	7,698,566	4,779,675
Less: reserve for obsolete inventory	(282,757)	(72,632)
	$7,415,809	$4,707,043

Due to the short duration inherent in the manufacture of our products, we did not maintain a work-in-process inventory in 2008.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2009 and 2008, property and equipment consisted of the following:

	Estimated Life	2009	2008
Office Equipment	5-7 Years	$215,966	$73,921
Auto and Trucks	10 Years	375,157	19,901
Manufacturing Equipment	20 Years	16,032,086	13,265,656
Buildings	20 Years	8,062,991	4,730,037
Construction in Process		161,492	26,440
		24,847,692	18,115,955
Less: Accumulated Depreciation		(5,726,352)	(3,964,662)
		$19,121,340	$14,151,293

For fiscal 2009 and fiscal 2008, depreciation expense totaled $1,660,915 and $1,142,916, respectively.

NOTE 4 - LAND USE RIGHTS

At April 30, 2009 and 2008, Land Use Rights consisted of the following:

	Estimated Life	2009	2008
Land Use Right	45.5 years	$2,323,710	$-
Less: Accumulated Amortization		(34,443)	-
		$2,289,267	$-

Due to our acquisition of Qufu Shengwang, we acquired land use rights to use certain properties located in China until March 14, 2054. For fiscal 2009 and fiscal 2008, amortization expense amounted to $34,285 and $0, respectively.  The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

NOTE 5 - DUE TO RELATED PARTIES

At April 30, 2009 and 2008, due to related parties consisted of the following:

	2009	2008
Due to Ma Qiang	$57,100	$430,000
Due to Pharmaceutical Corporation	1,478	1,443
	$58,578	$431,443

On September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from Mr. Ma Qiang, an unaffiliated party associated with our Chairman. The loan bears no interest, is unsecured and is due on demand.  At April 30, 2009 and 2008 we owed Mr. Ma Qiang $57,100 and $430,000, respectively.

In February 2006 we granted options to five employees and, upon exercise, the option holders tendered to us non-interest bearing promissory notes representing the exercise price of the options. Included in this transaction were options to purchase 800,000 shares of our common stock with an exercise price of $0.90 granted to Ms. Fanjun Wu, our Chief Financial Officer. Upon exercise of these options, Ms. Wu delivered to us a non-interest bearing promissory note in the amount of $720,000. While the grant of the options and the delivery of the note were disclosed and accounted for within our financial statements in prior periods, our disclosure of these transactions failed to disclose that Ms. Wu was the recipient of an option grant, nor did we disclose that she had exercised the option by delivery of the promissory note.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 ?C Continued

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

At April 30, 2009 and April 30, 2008 the amount outstanding under the non-interest bearing promissory notes representing the exercise price of the February 2006 stock option award was $0 and $372,900, respectively, and is reflected on our balance sheet as a subscription receivable at April 30, 2008.

September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from an unaffiliated party associated with our Chairman. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, the three employees who collectively represented the amount of subscription receivable due us in the amount of $372,900, which included Ms. Wu our Chief Financial Officer, agreed to satisfy their obligation to us under the subscription receivables by assuming $372,900 of the $430,000 owed to Mr. Ma Qiang. As a result of this transaction, monies due us in the amount of $372,900, carried as a subscription receivable, were satisfied and the balance due to related parties was reduced by that amount.

We pay management fees to Pharmaceutical Corporation, in which Mr. Laiwang Zhang, our President and Chairman holds a majority interest. The management fees, which are included in general and administrative expenses, totaled $347,627 and $316,454 for fiscal 2009 and fiscal 2008, respectively. At April 30, 2009 and 2008, we owed Pharmaceutical Corporation $1,478 and $1,443 for management fees, respectively.  In addition, Pharmaceutical Corporation has agreed that starting January 2010, the maximum consulting fee that will be charged will be approximately $175,000 (RMB1,200,000) per year.

On July 1, 2008, we borrowed $100,000 from China Direct Investments, Inc., a consultant. We used the proceeds for general working capital purposes for our North America locations. Pursuant to this loan, we and Mr. Laiwang Zhang, our President and Chairman, delivered a secured promissory note under which we are jointly and severally liable. The note, which bears interest at 6% per annum, is secured by 400,000 shares of our common stock held by Mr. Laiwang Zhang, and the principal and all accrued but unpaid interest is due on July 1, 2009. As of April 30, 2009, we paid back the loan with principal and interest totaling $103,682.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at April 30, 2009 and 2008 totaled $294,210 and $264,576, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy.

NOTE 7 - INCOME TAXES

We account for income taxes under SFAS No. 109, Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Our subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). Commencing January 2008, the PRC Income Tax rate was reduced to a maximum of 25% (inclusive of state and local income taxes) for all companies.

The components of income (loss) before income tax consist of the following:

	Year Ended April 30,
	2009	2008
U.S. Operations	$(657,519)	$(2,253,073)
Chinese Operations	1,157,815	2,255,652
	$500,296	$2,579

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

The components of the provision (benefit) for income taxes are as follows:

	Year Ended April 30,
	2009	2008
Federal, State and Local	$-	$-
Peoples Republic of China - Federal and Local	307,527	101,682
	$307,527	$101,682

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended April 30,
	2009	2008
Income tax provision at Federal statutory rate	$236,000	$-
State income taxes, net of Federal Benefit	32,000	-
Permanent differences	135,000	430,000
U.S. tax rate in excess of foreign tax rate	(214,000)	(213,000)
Abatement of foreign income taxes	-	(578,000)
Increase in valuation allowance	119,000	463,000
Tax provision (benefit)	$308,000	$102,000

We have a net operating loss (“NOL”) carryforward for United States income tax purposes at April 30, 2009 expiring through the year 2029. Management estimates the NOL as of April 30, 2009 to be approximately $3,336,000. The utilization of our NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Our deferred tax assets as of April 30, 2009 and 2008 are as follows:

	Year Ended April 30,
	2009	2008
NOL carryforwards	$1,288,000	$1,200,000
Valuation allowance	(1,288,000)	(1,200,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 8 – ACQUISITIONS

Acquisition of a 60% interest in Qufu Shengwang

On June 30, 2008, Qufu Natural Green entered into an acquisition agreement with Qufu Shengwang and its shareholder Shandong Group. Under the terms of the agreement, Qufu Natural Green agreed to acquire Shandong Group’s 60% interest in Qufu Shengwang for $7,016,200. Shandong Group is owned by Laiwang Zhang, our President and Chairman of the board of directors. The purchase price under the Agreement represents 60% of the value of the net tangible assets of Qufu Shengwang of $11,693,666, as of April 30, 2008.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

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

Amendment to Acquisition Agreement.  On September 2, 2008, Qufu Natural Green amended its June 30, 2008 acquisition agreement with Qufu Shengwang and its 60% shareholder, Shandong Group. Under the terms of the Amendment to the Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $6,200,413. The purchase price represents 60% of the revised value of the net tangible assets of Qufu Shengwang of $10,334,022 as of April 30, 2008.  Qufu Shengwang's net assets were reduced from $11,693,666 to $10,334,022 as a result of the application of generally accepted accounting principles (?癠.S. GAAP”) which required elimination of the difference between the fair market value and cost basis of the land use rights recorded by Qufu Shengwang upon completion of an audit of its financial statements as of April 30, 2008.

Second Amendment to Acquisition Agreement. On November 18, 2008, Qufu Natural Green amended the June 30, 2008 acquisition agreement with Qufu Shengwang and its shareholder, Shandong Group. Under the terms of the Second Amendment to Acquisition Agreement, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $4,026,851. The purchase price represents 60% of the revised value of the net assets of Qufu Shengwang of $6,711,418 as of April 30, 2008.  The net assets of Qufu Shengwang were revised to account for a $698,115 decrease in the value of inventory and a $2,924,489 decrease in the value of intangible assets as of April 30, 2008.

Stock Sale Agreement. On June 30, 2008, we entered into a Stock Sale and Purchase Agreement with Shandong Group to purchase up to 29,000,000 shares of our common stock at $.25 per share upon completion of the Qufu Shengwang acquisition.

Amendment to Stock Sale Agreement. As a result of the Amendment to Acquisition Agreement, on September 2, 2008, we entered into an Amendment to the Stock Sale agreement to sell up to 29,525,776 shares of the our common stock to Shandong Group at $.21 per share upon completion of the Qufu Shengwang acquisition.  In addition, the Amendment to Stock Sale Agreement provides that in the event Qufu Shengwang does not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the "Target Amount") over a period of 36 consecutive months beginning the first day of the month following the closing of the stock purchase (the "Earnings Target Period"), Shandong Group shall be obligated to return a number of shares of common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which is the Target Amount less the amount of Qufu Shengwang's net income earned over the Earnings Target Period and the denominator is the Target Amount; by (ii) the number of shares of Common Stock purchased by Shandong Group under the Stock Sale Agreement.

Second Amendment to Stock Sale Agreement. As a result of the second amendment to acquisition agreement, on November 18, 2008 we entered into a second amendment to the Stock Sale Agreement to reduce the total number of shares of the our common stock to be purchased by Shandong Group from 29,525,776 to 19,175,480 at $.21 per share. As a result of the Second Amendment to Stock Sale Agreement, we canceled 10,350,296 shares of its Common Stock issued to Shandong Group on December 10, 2008 and reduced the amount due from Shandong Group by $2,173,562 reflecting the difference between the purchase price under the Amendment to Stock Sale Agreement and the purchase price for the shares of common stock under the Second Amendment to the Stock Sale Agreement. In satisfaction of this term, the purchase was completed by Shandong Group’s delivery of the 60% interest in Qufu Shengwang. The 19,175,480 shares of Common Stock purchased by Shandong Group represented approximately 22% of the issued and outstanding shares of our common stock prior to the transaction.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

Purchase price	$4,026,851

Net Assets Acquired:
Total Assets	7,011,682
Minus: Liabilities	(181,756)
Total Net Assets	6,829,926
*60% ownership
Net Assets Acquired:	4,097,956

Net Assets acquired in excess of purchase price	$71,105

Acquisition of  Qufu Shengren

Qufu Shengren, founded in December 2003, manufactures and distributes pharmaceutical products throughout China. In March 2007, Qufu Shengren received a Certificate of Good Manufacturing Practices (“GMP Certificate”) from State Food and Drug Administration in China for its pharmaceutical products. Sunwin expects to convert Qufu Shengren’s pharmaceutical production facilities to the production of high grade stevia saving substantial construction time for Sunwin. Once the conversion of the facility is complete, Sunwin expects its overall high grade stevia production capacity to be 100 tons annually.

Aquisition Agreement. On March 25, 2009, Qufu Natural Green acquired Qufu Shengren for $3,097,242. The purchase price under the Agreement represents 100% of the value of the net tangible assets of Qufu Shengren of $3,097,242, as of December 30, 2008.

Stock Sale Agreement. On March 25, 2009, we entered into a Stock Sale and Purchase Agreement with the shareholders of Qufu Shengren to purchase up to 21,434,201 of our common stock at $.145 per share, representing approximately 14.4 % of the issued and outstanding our common stock.  The purchase was completed by delivery of the interest in Qufu Shengren by its shareholders.

Purchase Price	$3,097,242

Net Assets Acquired (March 31, 2009):
Total Assets	6,137,919
Minus: Liabilities	(2,501,367)
Total Net Assets	3,636,552
*100% ownership
Net Assets Acquired:	3,636,552

Net Assets acquired in excess of purchase price	$539,310

Proforma Statements

The unaudited pro forma combined financial statements are presented to illustrate the estimated effects on Sunwin having entered into the purchase agreement with Qufu Shengwang and Qufu Shengren.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred had the acquisitions of Qufu Shengwang and Qufu Shengren occurred as of the periods presented, or during the operational periods presented, nor is it necessarily indicative of the future financial position or operating results.

An allocation of the purchase price has been made to major categories of assets and liabilities in the accompanying unaudited pro forma combined financial statements based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the pro forma amounts included herein. These pro forma adjustments represent our preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that we believe to be reasonable. Consequently, the amounts reflected in the pro forma financial statements are subject to change, and the final amounts may differ substantially.

The accompanying unaudited pro forma combined financial statements do not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of the operations of Qufu Shengwang and Qufu Shengren. Further, actual results may be different from these unaudited pro forma combined financial statements.

The following unaudited pro forma combined financial information presented below, gives effect to the acquisitions, in 2009, of Qufu Shengwang and Qufu Shengren. These acquisitions were accounted for under the purchase method of accounting prescribed by SFAS 141 as SFAS 141R will become effective for us after May 1, 2009, the beginning of our fiscal year 2010, and early adoption of SFAS 141R is prohibited. The below presentation is prepared as if the acquisitions had occurred as of the beginning of fiscal year 2009, the fiscal year of acquisition ..

Qufu Shengwang was established on August 20, 2007 and Qufu Shengren was founded in December 2003.  The operations from their date of inception through April 30, 2008 had been minimal; accordingly, no pro-forma financial information is presented for year ended April 30, 2008.

SUNWIN INTERNATIONAL NEUTRACUETICALS, INC. AND SUBSIDIARIES
UNAUDITED PRO-FORMA STATEMENTS OF OPERATIONS
	For the fiscal year ended April 30, 2009
					Sunwin
	Sunwin	Qufu	Qufu	Pro-forma	International
	International	Shengwang	Shengren	Adjustments	Pro-forma
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$21,691,675	$602,194	$114,254	$-	$22,408,123
COST OF SALES	16,550,294	626,813	89,156	-	$17,266,263
GROSS PROFIT	5,141,381	(24,619)	25,098	-	5,141,860

OPERATING EXPENSES:
Stock-based consulting expense	350,047			-	350,047
Selling Expenses	1,660,944	43,993	3,442	-	1,708,379
General and Administrative	2,291,251	232,232	31,723	-	2,555,206
Total Operating Expenses	4,302,242	276,225	35,165	-	4,613,632

INCOME (LOSS) FROM OPERATIONS	839,139	(300,844)	(10,067)	-	528,228

OTHER INCOME:
Other income (expenses)	84,890	(1,609)	51	-	83,332
Interest Income	50,130	3,105	415	-	53,650
Total Other Income	135,020	1,496	466	-	136,982

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	974,159	(299,348)	(9,601)	-	665,210

INCOME TAXES:	(307,527)	-	-		(307,527)

INCOME (LOSS) BEFORE PROVISION FOR MINORITY INTEREST	666,632	(299,348)	(9,601)	-	357,683

MINORITY INTEREST OF LOSS	-	-	-	119,739	119,739

NET INCOME (LOSS)	$666,632	$(299,348)	$(9,601)	$119,739	$477,422

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	629,584	156,240	5,513	-	791,337

COMPREHENSIVE INCOME (LOSS)	$1,296,216	$(143,108)	$(4,088)	$119,739	$1,268,759

NET INCOME PER COMMON SHARE-BASIC AND DILUTED
Net income per common share-basic					$0.00
Net income per common share-diluted					$0.00

Weighted common shares outstanding-basic					123,451,788
Weighted common shares outstanding-diluted					123,920,125

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

NOTE 9 – STOCKHOLDERS’ EQUITY

We recognized $350,047 and $1,085,129 in stock-based compensation and consulting expense during fiscal 2009 and fiscal 2008, respectively.  These amounts were the amortized expense for stock options granted is previous fiscal years and reported as a component of general and administrative expense.  Specific transactions for each class of shareholders’ equity are discussed below.

PREFERRED STOCK

We are authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At April 30, 2009 and 2008, there were no shares of preferred stock issued or outstanding.

COMMON STOCK

During fiscal 2009, we issued 1,286,310 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds of $192,946. During fiscal 2008, we issued 1,097,160 shares of our common stock upon the exercise of purchase warrants at $0.65 per share providing proceeds of $713,154.

In February, 2009 we sold 20,000,000 shares of our common stock at $.15 per share together with five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share pursuant to a securities purchase agreement with Wild Flavors. Upon completion of the sale of our common stock and the other obligations and transactions agreed to in connection with the securities purchase agreement, Wild Flavors owned approximately 15.7% of the issued and outstanding of our common stock.

In connection with and directly related to the sale of common stock to Wild Flavors, we paid fees of $100,000 to Mr. Jeffrey Reynolds in cash and issued 1,000,000 shares of our common stock which were fair valued at $300,000 to Mr. Reynolds. We also paid legal fees of $10,000 to our counsel associated with the sale of common stock.  The fees paid to Mr. Reynolds and counsel were accounted for as a direct cost of the offering and were recognized as a reduction in the proceeds. After payment of these fees and costs associated with this offering, we received net proceed of approximately $2,890,000. The net proceeds of this offering will be used for expansion of our Stevia production facilities in China and general corporate purposes.

In connection with the acquisition of 60% interest in Qufu Shengwang as described in "Note 8 – Acquisitions", we sold 19,175,480 shares of our common stock to the non-controlling owners of Qufu Shengwang.

In connection with the acquisition of Qufu Shengren as described in "Note 8 – Acquisitions", we sold 21,434,201 shares of our common stock in April 2009 to the former owners of Qufu Shengren.

STOCK OPTIONS

As of April 30, 2009 or 2008, no options were outstanding under either the 2005 Plan or 2006 Plan.

COMMON STOCK PURCHASE WARRANTS

In March 2007 as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share.  There are an aggregate of 8,410,280 of the warrants that remain issued and outstanding as of April 30, 2009.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement.

On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  The last sale price of our common stock on February 20, 2009 as reported on the OTC Bulletin Board was $0.30.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged.

In February 2009, we issued 20,000,000 shares of our common stock at a price of $.15 per share together with five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share in connection with a securities purchase agreement Wild Flavors owned approximately 15.7% of the issued and outstanding of our common stock.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

During fiscal 2009, 1,286,310 warrants were exercised at $0.15 per share with proceeds of $192,946. During fiscal year 2008, 1,097,160 warrants were exercised at $0.65 per share with proceeds of $713,154.

A summary of the changes to our outstanding stock warrants granted during fiscal 2009 and fiscal 2008 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at April 30, 2007	10,793,750	$0.65	*
Granted	-	-
Exercised	(1,097,160)	0.65
Forfeited	-	-

Outstanding at April 30, 2008	9,696,590	0.65	*
Granted	26,666,666	0.35
Exercised	(1,286,310)	0.15
Forfeited	-	-

Outstanding at April 30, 2009	35,076,946	0.30

Warrants exercisable at end of the year	35,076,946	$0.30
Weighted average fair value of warrants granted during the period	-	$0.35

* The warrant exercise price was permanently reduced to $0.15 on February 20, 2009.

The following information applies to all warrants outstanding at April 30, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price
$0.15	8,410,280	2.92	$0.15	8,410,280	$0.15
$0.35	26,666,666	4.77	$0.35	26,666,666	$0.35
	35,076,946		$0.30	35,076,946	$0.30

NOTE 10 - CONSULTING AGREEMENTS AND COMMITMENTS

CONSULTING AGREEMENTS

On April 24, 2007 we engaged CDI Shanghai Management Co., Ltd., and Capital One Resource Co., Ltd. to provide support in a variety of areas, including general business consulting, identification of potential acquisitions targets in the Asian region as well as business development opportunities for our products in the Asian region. The term of the agreement was 12 months. Under the terms of the agreement, we issued Capital One Resources Co., Ltd. 1,200,000 shares of our common stock valued at $600,000 as base compensation. Upon termination of the April 24, 2007 agreement, China Direct Industries, Inc. continued to provide services to us under that agreement through April 30, 2008 for no additional charge.

On April 30, 2007 we entered into an additional agreement with China Direct Investments, Inc. Under the terms of the agreement China Direct Investments, Inc. was engaged to provide advice regarding general business development of Sunwin Stevia International, assist in the creation of marketing and sales plan, identify, evaluate and structure potential mergers or acquisitions and support us in the development of our OnlySweet line of products. As compensation for services, China Direct Investments, Inc. will receive, in perpetuity, 4% of the annual gross revenue generated by Sunwin Stevia International and/or its proprietary line of products. The agreement may be terminated by either party upon 30 days notice; however, compensation earned or accrued through the date of termination is retained. China Direct investments, Inc. waived the fee due in fiscal 2009 and fiscal 2008.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

On April 29, 2009 the Company entered into a consulting agreement with China Direct Investments, Inc. to provide services during the period beginning May 1, 2009 through April 30, 2010. Under the terms of the agreement China Direct Investments, Inc. will provide advice regarding general business matters, evaluate potential sources of investment capital, manage professional resources, coordinate filings with the SEC, assist in the implementation of internal controls, translation services, and assist in the coordination of investor road shows, or investment conferences. As compensation for services we agreed to issue 1,300,000 shares of our common stock within 30 days of signing the agreement, and $150,000 within 45 days of signing the agreement. In May 2009 we issued 1,300,000 shares of our common stock with a fair value of $273,000 and paid $100,000 to China Direct Investments, Inc. in connection with this consulting agreement.

OPERATING LEASES

We lease office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine are leased from Shandong Shengwang Pharmaceutical Group Corporation (“Shandong Group”) a related party. This lease term will be expired on October 1, 2012 with annual lease payment of $21,592.

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

In March 2004, Qufu Shengren entered into a lease agreement with Qufu Shengwang, which covers the approximate two hectares land used by Qufu Shengren. This lease provides for use of the property at no cost and expires on March 14, 2054.

Future minimum rental payments required under these operating leases are as follows:

Period:	Total	Shandong
Period Ended April 30, 2009	$52,629	$21,592
Period Ended April 30, 2010	$52,629	$21,592
Period Ended April 30, 2011	$52,629	$21,592
Period Ended April 30, 2012	$52,629	$21,592
Period Ended April 30, 2013	$23,841	$8,997

Thereafter	$6,185	$0

Rent expense included in general and administrative expenses for fiscal 2009 and fiscal 2008 totaled to $26,214 and $52,629, respectively.

NOTE 11 - OPERATING RISK

(a) Country risk

Currently, our revenues are mainly derived from the manufacture and sale of stevioside, traditional Chinese medicine, organic herbal medicine, and veterinary products in the People’s Republic of China (“PRC”). We hope to expand its operations to countries outside the PRC; however, such expansion has not been commenced and there are no assurances that we will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on our financial condition.

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

(b) Products risk

In addition to competing with other PRC based companies, we could have to compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that we will remain competitive should this occur.

(c) Exchange risk

We can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods when expressed in Chinese Renminbi (RMB”), and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, our ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

Our future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to us and have an adverse effect on business development. We do not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Performance of subsidiaries risk

Currently all of our revenues are derived through the operations of Qufu and its subsidiaries. Economic, governmental, political, industry and internal company factors outside of our control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the subsidiary companies include the fact that Qufu and all of its subsidiaries are located in China and have specific risks associated with operating in China and the intensifying competition for our products and services.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In fiscal 2009 and fiscal 2008, we operated in two reportable business segments - (1) sale of stevioside and (2) the sale of essential traditional Chinese medicine, organic herbal medicine, neutraceutical products, and animal medicines prepared from organic herbal ingredients. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for fiscal 2009 and fiscal 2008 is as follows:

Fiscal 2009:

	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$14,513,553	$7,696,359	$-	$22,209,912
Gross Profit	2,930,910	2,149,128	-	5,080,038
Depreciation and amortization	1,343,012	317,903	-	1,660,915
Operating income	606,121	306,660	(355,414)	557,367
Interest income	2,941	49,153	108	52,202
Net income	547,973	265,260	(312,937)	500,296
Segment assets	$27,659,284	$15,830,475	$129,478	$43,619,237

SUNWIN INTERNATIONAL NEUTRACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 and 2008 – Continued

Fiscal 2008:

	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$12,865,842	$10,066,380	$-	$22,932,222
Gross Profit	2,767,990	3,317,553	-	6,085,543
Depreciation and amortization	867,444	275,472	-	1,142,916
Operating income	526,429	1,019,249	(1,528,235)	17,443
Interest income	19,515	56,910	3,905	80,330
Net Income	502,808	1,024,102	(1,524,331)	2,579
Long-lived asset expenditures	699,935	40,087		740,022
Segment assets	$17,753,154	$12,284,076	$60,657	$30,097,887

NOTE 13 - SUBSEQUENT EVENTS

In May, 2009 we converted our wholly owned subsidiary, Sunwin Stevia International from a Florida Corporation into a Delaware limited liability company and renamed it Sunwin USA, LLC (“Sunwin USA”).  In exchange for our contribution of Sunwin Stevia International’s current capital to Sunwin USA, we received 5,500 membership units in Sunwin USA, a 55% interest after giving effect to the issuance of 4,500 membership units issued to Wild Flavors who retained 45% interest in restructured Sunwin USA.  In consideration for the issuance of its 45% interest in Sunwin USA, Wild Flavors agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services to Sunwin USA over a period of two years beginning on February 5, 2009. We valued these services at $1,000,000. In addition, Wild Flavors agreed to act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs as provided for in the proposed form of the operating agreement to be entered into with Wild Flavors. Wild Flavors has the right of first refusal to purchase additional membership units in Sunwin USA at $222.22 per unit to provide any additional capital required by Sunwin USA as jointly determined by Wild Flavors and us.

In addition, Wild Flavors maintains certain approval and veto rights and maintains other minority rights to provide for Wild Flavors to effectively participate in significant decisions that would be expected to be made in the ordinary course of business. In accordance with FASB Accounting Standards Codification 810-10-25-5 and after assessment of these rights individually and in aggregate, we note that the presence of such approval and veto rights overcomes our presumption of consolidation. Beginning our first quarter ended July 31, 2009, we will account for Sunwin USA as an equity method investment.