Form 10-Q
period 2009-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2009-09-14
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended July 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 000-53595

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 11, 2009 there were 152,639,427 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED July 31, 2009

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009” and the coming year ending April 30, 2010 is referred to as “fiscal 2010”.  Also, the three month period ending July 31, is our first quarter and the three month period ending July 31, 2009 is referred to as the “first quarter of fiscal 2010”. Likewise, the three month period ending July 31, 2008 is referred to as the “first quarter of fiscal 2009”.

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

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, a 55% owned equity method investment;

-	“Sunwin Canada” refers to our wholly owned subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation;

-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 60% interest in Qufu Shengwang; and

-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,594,365	$10,487,165
Accounts receivable, net	3,430,684	4,011,446
Accounts receivable - related party, net	74,642	-
Inventories, net	7,226,248	7,415,809
Prepaid expenses and other assets	363,483	294,210
Total Current Assets	21,689,422	22,208,630

EQUITY METHOD INVESTMENT	361,194	-
PROPERTY AND EQUIPMENT, net	19,019,979	19,121,340
LAND USE RIGHT	2,273,858	2,289,267
Total Assets	$43,344,453	$43,619,237

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,107,478	$2,098,967
Taxes payable	52,893	160,021
Due to related party	58,576	58,578
Other current payables	14,910	10,000
Total Current Liabilities	2,233,857	2,327,566

OTHER PAYABLES	157,659	157,830
Total Liabilities	2,391,516	2,485,396

EQUITY
Sunwin International Neutraceuticals, Inc. shareholders' equity:
Preferred stock ($.001 Par Value; 1,000,000 shares authorized; No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 shares authorized; 151,202,927 and 149,902,927 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively)	151,203	149,903
Additional paid-in capital	27,970,957	27,712,257
Retained earnings	6,456,016	6,826,215
Accumulated other comprehensive income	3,784,780	3,828,469
Total Sunwin International Nequtraceuticals, Inc. shareholders' equity	38,362,956	38,516,844
Non-controlling interest	2,589,981	2,616,997
Total equity	40,952,937	41,133,841
Total Liabilities and Shareholders' Equity	$43,344,453	$43,619,237

See notes to unaudited consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,
	2009	2008
Revenues	$3,294,042	$6,227,872
Revenues - related party	109,932	-
Total revenues	3,403,974	6,227,872

Cost of revenues	2,645,996	4,717,667
Gross profit	757,978	1,510,205

Operating expenses:
Share-based consulting expense	260,000	123,748
Selling expenses	308,049	459,336
General and administrative	515,642	568,168
Total Operating Expenses	1,083,691	1,151,252
(Loss) income from operations	(325,713)	358,953

Other (expense) income
Equity in loss of equity method investees	(62,299)	-
Other income	4,942	240
Interest income	10,133	12,611
Total Other (Expense) Income	(47,224)	12,851

Net (loss) income before income taxes	(372,937)	371,804

Income taxes	(23,886)	(74,170)
Net (loss) income	(396,823)	297,634
Less: Net loss attributable to noncontrolling interest	(26,624)	-
Net (loss) income attributable to Sunwin International Neutracueticals, Inc.	$(370,199)	$297,634

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income per common share - basic	$(0.00)	$0.00
Net income per common share - diluted	$(0.00)	$0.00

Weighted Common Shares Outstanding - basic	151,102,927	87,006,936
Weighted Common Shares Outstanding - diluted	151,102,927	87,006,936

See notes to unaudited consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to Sunwin International Neutracueticals, Inc.	$(370,199)	$297,634
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	474,663	361,023
Amortization of land use rights	12,907	-
Stock based consulting fees	260,000	123,748
Equity in loss of equity method investees	62,299	-
Noncontrolling interest	(26,624)	-
Allowance for doubtful accounts	-	41,237
Changes in assets and liabilities:
Accounts receivable	506,143	404,943
Accounts receivable - related party	(74,672)	-
Inventories	15,179	(201,729)
Prepaid expenses and other current assets	(71,618)	(78,462)
Accounts payable and accrued expenses	86,900	49,131
Taxes payable	(106,997)	(322,476)
Advances from customers	4,912	(7,838)
NET CASH PROVIDED BY OPERATING ACTIVITIES	772,893	667,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to equity method investment	(260,569)	-
Purchase of property and equipment	(394,578)	(76,269)
NET CASH USED IN INVESTING ACTIVITIES	(655,147)	(76,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	100,000

EFFECT OF EXCHANGE RATE ON CASH	(10,546)	158,616
NET INCREASE IN CASH	107,200	849,558
CASH - beginning of fiscal year	10,487,165	6,811,136
CASH - end of period	$10,594,365	$7,660,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$44,898	$180,586
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITES:
Fair value of non-cash assets contributed to equity method investment	$239,107	$-
Fair value of liabilites contributed to equity method investment	$76,183	$-

See notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Year Ended April 30, 2009 and Three Months Ended July 31, 2009 (Unaudited)

	Sunwin International Neutraceuticals, Inc. Shareholders
	Common Stock, $.001 Par Value		Additional			Accumulated Other
	Number of		Paid-in	Retained	Subscription	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Receivable	Income	Interest	Income	Equity
Balance, April 30, 2008	87,006,936	$87,007	$17,218,066	$6,325,919	$(372,900)	$3,189,794	$-	$-	$26,447,886

Common stock issued for acquisition	40,609,681	40,610	7,083,483	-	-	-	-	-	7,124,093
Noncontrolling interest in Qufu Shengwang	-	-	-	-	-	-	2,731,970	-	2,731,970
Common stock sold for cash	20,000,000	20,000	2,970,000	-	-	-	-	-	2,990,000
Common stock issued for placement fee	1,000,000	1,000	(1,000)	-	-	-	-	-	-
Placement fee paid	-	-	(100,000)	-	-	-	-	-	(100,000)
Exercise of Warrants	1,286,310	1,286	191,660	-	-	-	-	-	192,946
Subscription receivable	-	-	-	-	372,900	-	-	-	372,900
Amortization of stock based compensation	-	-	350,048	-	-	-	-	-	350,048
Comprehensive income:
Net income for the year	-	-	-	500,296	-	-	(114,973)	385,323	385,323
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	-	-	638,675	-	638,675	638,675
Other comprehensive income (loss)	-	-	-	-	-	-	-	638,675	638,675
Comprehensive income	-	-	-	-	-	-	-	1,023,998	1,023,998
Balance, April 30, 2009	149,902,927	149,903	27,712,257	6,826,215	-	3,828,469	2,616,997		41,133,841

Common stock issued for services (unaudited)	1,300,000	1,300	258,700	-	-	-	-	-	260,000
Comprehensive income:
Net income for the year (unaudited)	-	-	-	(370,199)	-	-	(26,624)	(396,823)	(396,823)
Other comprehensive income (loss), net of tax (unaudited):
Foreign currency translation adjustment (unaudited)	-	-	-	-	-	(43,689)	(392)	(44,081)	(44,081)
Other comprehensive income (loss) (unaudited)	-	-	-	-	-	-	-	(44,081)	(44,081)
Comprehensive income (unaudited)	-	-	-	-	-	-	-	$(440,904)	$(440,904)
Balance, July 31, 2009 (unaudited)	151,202,927	$151,203	$27,970,957	$6,456,016	$-	$3,784,780	$2,589,981		40,952,937

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

Stevioside Segment

Stevioside and rebaudioside are all natural, low calorie sweeteners extracted from the leaves of the stevia rebaudiana plant. Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets.  Qufu Shengwang and Qufu Shengren are two fiscal 2009 acquisitions now included in this segment.

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

Sunwin USA, LLC

In fiscal 2009, we entered into a distributorship and operating agreement with Wild Flavors for the worldwide distribution of our stevioside based sweetener products and issued Wild Flavors a 45% interest in Sunwin USA, LLC. In exchange Wild Flavors’ agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services with a stated value of $1,000,000 over a period of two years beginning on February 5, 2009, and will act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs.

On May 11, 2009 we converted our former subsidiary Sunwin Stevia International, a Florida Corporation, into Sunwin USA, LLC, a Delaware limited liability company.  We retain a 55% voting interest in the new company, yet the aggregate impact of veto and approval rights of the minority voting interest has overcome our ability to consolidate this entity.  Therefore, we will account for our investment in Sunwin USA, LLC as an equity method investment.

BASIS OF PRESENTATION

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009” and the coming year ending April 30, 2010 is referred to as “fiscal 2010”.  Also, the three month period ending July 31, is our first quarter and the three month period ending July 31, 2009 is referred to as the “first quarter of fiscal 2010”. Likewise, the three month period ending July 31, 2008 is referred to as the “first quarter of fiscal 2009”.

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

The unaudited consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated interim financial statements should be read in conjunction with the financial statements for the year ended April 30, 2009 and notes thereto contained on Form 10-K of the Company as filed with the SEC. The result of operations and cash flows for the three months ended July 31, 2009, are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

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

Further, we rely on certain assumptions and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The carrying value of these instruments approximates their fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At July 31, 2009 and April 30, 2009, the allowances for doubtful accounts were $817,039 and $817,923, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2009.

Cash and cash equivalents of $10,594,365, that may include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of July 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition to SFAS 157 as noted above, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for the three months ended July 31, 2009. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its corporate operations, and files separate foreign tax returns for our Chinese subsidiaries. We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", as clarified by the Financial Accounting Standard Board ("FASB") interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

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

	For three months ended July 31,
	2009	2008
Numerator:
Net (loss) income attributable to Sunwin International Neutraceuticals, Inc.	$(370,199)	$297,634

Numerator for basic EPS, (loss) income applicable to common stock holders	$(370,199)	$297,634
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	151,102,927	87,006,936
Stock Awards, Options, and Warrants*	-	-

Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	151,102,927	87,006,936
Basic and Diluted loss Per Common Share:
Earnings per share - basic	$0.00	$0.00

Earnings per share - diluted	$0.00	$0.00

* At July 31, 2008 outstanding warrants to purchase common stock, which could have resulted in the issuance of 9,696,590 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for first quarter of fiscal 2009.  On February 20, 2009, the exercise price for a portion of outstanding warrants was reduced from $0.65 to $0.15. At July 31, 2009 outstanding purchase warrants which could have resulted in the issuance of 8,410,280 additional common shares were anti-dilutive as we reported a net loss applicable to our common shareholders; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  Both these tranches of warrants were not included in diluted earnings per calculations for the first quarter of fiscal 2010.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Accumulated depreciation on property and equipment totaled $6,194,633 and $5,726,352 at July 31, 2009 and April 30, 2009, respectively.  Also depreciation expense totaled $474,663 and $361,023 for the first quarter of fiscal 2010, and 2009, respectively.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

The reporting currency for the Company is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The cumulative translation adjustments were an unrealized loss of $44,080 for the first quarter of fiscal 2010 and unrealized gain of 615,112 for the first quarter of fiscal 2009.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for the first quarter of fiscal 2010 and 2009, respectively:

	For the Three Months Ended July 31,
	2009	2008
	(unaudited)	(unaudited)
Net (loss) income	$(396,823)	$297,634
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax	(44,080)	615,112
Comprehensive Income	(440,903)	912,746
Comprehensive Income attributable to noncontrolling interests	27,016	--
Comprehensive (loss) Income attributable to Sunwin International Neutraceuticals, Inc.	$(413,887)	$912.746

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2009, we had $10,576,702 on deposit in China, which is not insured. We have not experienced any losses in such accounts through July 31, 2009.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled approximately $72,000 and $125,000 for the first quarter of fiscal 2010 and fiscal 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, including us. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this statement to have a material effect on our financial position and results of operations.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise’s involvement in a variable interest entity, and includes other provisions. SFAS 167 will be effective as of the beginning of the our first interim and annual reporting periods that begin after November 15, 2009 or the beginning of our fiscal year ended April 30, 2011. Earlier application is prohibited. We are currently evaluating the impact of this statement on our consolidated financial statements.

We adopted SFAS No. 165, Subsequent Events (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this statement has not had a material effect on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 2 - INVENTORIES

At July 31, 2009 and April 30, 2009, inventories consisted of the following:

	July 31, 2009	April 30, 2009
	(unaudited)
Raw materials	$2,195,474	$3,136,205
Work is process	201,132	265,295
Finished goods	5,112,093	4,297,066
	7,508,699	7,698,566
Less: reserve for obsolete inventory	(282,451)	(282,757)
	$7,226,248	$7,415,809

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT

At July 31, 2009 and April 30, 2009, property and equipment consisted of the following:

	Estimated Life	July 31, 2009	April 30, 2009
		(unaudited)
Office Equipment	5-7 Years	$215,801	$215,966
Auto and Trucks	10 Years	375,853	375,157
Manufacturing Equipment	20 Years	16,519,499	16,032,086
Buildings	20 Years	8,102,556	8,062,991
Construction in Process		903	161,492
		25,214,612	24,847,692
Less: Accumulated Depreciation		(6,194,633)	(5,726,352)
		$19,019,979	$19,121,340

For the three months ended July 31, 2009 and 2008, depreciation expense totaled $474,663 and $361,023, respectively.

NOTE 4-INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated Life	July 31, 2009	April 30, 2009
		(unaudited)
Land Use Right	46 years	$2,321,165	$2,323,710
Less: Accumulated Amortization		(47,307)	(34,443)
		$2,273,858	$2,289,267

 For the three month period ended July 31, 2009 and 2008, amortization expense amounted to $12,907 and $0, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties

At July 31, 2009 and April 30, 2009, due to related parties consisted of the following:

	July 31, 2009	April 30, 2009
	(unaudited)
Due to Ma Qiang	$57,100	$57,100
Due to Pharmaceutical Corporation	1,476	1,478
	$58,576	$58,578

On September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from Mr. Ma Qiang, a party associated with our Chairman. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, three employees, including Ms. Wu our Chief Financial Officer, who collectively owed us $372,900 related to the exercise price of options granted and exercised in fiscal 2006 agreed to satisfy their obligation to us by assuming $372,900 of the $430,000 we owed to Mr. Qiang. As a result of this transaction, monies due us in the amount of $372,900 were satisfied and the balance due to Mr. Qiang was reduced by that amount leaving a balance owed to Mr. Qiang of $57,100 outstanding at July 31, 2009 and April 30, 2009.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

Section 402 of the Sarbanes Oxley Act of 2002 prohibits granting credit in the form of a personal loan to a director or executive officer of a public company. The delivery by Ms. Wu to us of a promissory note as consideration for the payment of the exercise price of the options was considered the extension of credit to her and, accordingly, was in violation of Section 402 of the Sarbanes Oxley Act of 2002.  At July 31, 2009 and April 30, 2009 this extension of credit had a $0 balance and was satisfied as described above.

The Company has paid management fees Pharmaceutical Corporation, in which Mr. Laiwang Zhang, our president and chairman holds a majority interest. The management fees, which have been included in general and administrative expenses, totaled $0 and $113,857 for the three months ended July 31, 2009 and 2008, respectively. At July 31, 2009, the Company owed Pharmaceutical Corporation $1,476 for management fees. Pharmaceutical Corporation has agreed to waive fees it charges us to provide consulting services to certain of its subsidiaries, including maintaining infrastructure and covering utility expenses of those entities for the calendar year 2009. In addition, Pharmaceutical Corporation has agreed that starting January 2010, the maximum consulting fee that will be charged to the Company by Pharmaceutical Corporation will be approximately $175,508 (RMB1, 200,000) per year.

Accounts Receivable – related party

At July 31, 2009 and April 30, 2009, we reported $74,642 and $0 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang for shipped merchandise.  Total related party revenues during the first quarter of fiscal 2010 and 2009 was $109,932 and $0, respectively

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at July 31, 2009 and April 30, 2009 totaled $363,483 and $294,210, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us including employee advances. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

NOTE 7 – EQUITY METHOD INVESTMENT

Sunwin USA, LLC

In fiscal 2009, we entered into a distributorship and operating agreement with Wild Flavors, Inc. ("Wild Flavors") for the worldwide distribution of our stevioside based sweetener products and issued Wild Flavors a 45% interest in Sunwin USA, LLC (“Sunwin USA”). In exchange, Wild Flavors’ agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services with a stated value of $1,000,000 over a period of two years beginning on February 5, 2009, and will act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs.

On May 11, 2009 we converted our former subsidiary Sunwin Stevia International, a Florida Corporation, into Sunwin USA, LLC, a Delaware limited liability company and contributed $423,493 of net assets into the newly formed entity.  We retain a 55% ownership interest in the new company, but the assumption to consolidate this entity based on our greater than 50% ownership interest is overcome due to the aggregate impact of veto and approval rights of the minority voting interest.  Therefore, in accordance with EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights we account for our investment in Sunwin USA, LLC as an equity method investment.  The balance of such investment is made up of the following:

Balance at April 30, 2009	$--
Initial investment on May 11, 2009	423,493
Equity in loss of investee	(62,299)
Balance at July 31, 2009 (unaudited)	$361,194

We did not recognize any gain or loss upon the deconsolidation of this entity.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 8 - STOCKHOLDERS' EQUITY

We recognized $260,000 and $123,748 in stock-based consulting expense during the first quarter of fiscal 2010 and fiscal 2009, respectively.  These amounts are reported as a component of general and administrative expense.  Specific transactions for each class of shareholders’ equity are discussed below.

PREFERRED STOCK

We are authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At July 31, 2009 and April 30, 2009, there were no shares of preferred stock issued or outstanding.

COMMON STOCK

During the first quarter of fiscal 2010, we issued 1,300,000 shares valued at $0.20 per shares of our common stock to China Direct Investments, Inc. for consulting services.

STOCK OPTIONS

As of July 31, 2009 and April 30, 2009, no options were outstanding under either our 2005 Equity Compensation Plan or our 2006 Equity Compensation Plan.

COMMON STOCK PURCHASE WARRANTS

In March 2007 as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share; 8,410,280 of these warrants remain issued and outstanding as of July 31, 2009.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement.

On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  The last sale price of our common stock on February 20, 2009 as reported on the OTC Bulletin Board was $0.30.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged.

In February 2009, we issued 20,000,000 shares of our common stock at a price of $.15 per share together with five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share in connection with a securities purchase agreement which Wild Flavors owned approximately 15.7% of the issued and outstanding of our common stock.

During the first quarter of fiscal 2010 no warrants were exercised.  During fiscal 2009, 1,286,310 warrants were exercised at $0.15 per share with proceeds of $192,946.

A summary of the changes to our outstanding stock warrants granted during the first quarter of fiscal 2010 and all of fiscal 2009 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at April 30, 2008	9,696,590	0.65	*
Granted	26,666,666	0.35
Exercised	(1,286,310)	0.15
Forfeited	-	-

Outstanding at April 30, 2009	35,076,946	0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at July 31, 2009 (unaudited)	35,076,946	$0.30
Weighted average fair value of warrants granted during the period	-	$-

* The warrant exercise price was permanently reduced to $0.15 on February 20, 2009.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

The following information applies to all warrants outstanding at July 31, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price
$0.15	8,410,280	2.67	$0.15	8,410,280	$0.15
$0.35	26,666,666	4.52	$0.35	26,666,666	$0.35
	35,076,946		$0.30	35,076,946	$0.30

NOTE 9 - CONSULTING AGREEMENTS AND COMMITMENTS

CONSULTING AGREEMENTS

On April 29, 2009 the Company entered into a consulting agreement with China Direct Investments, Inc. to provide services during the period beginning May 1, 2009 through April 30, 2010. Under the terms of the agreement China Direct Investments, Inc. will provide advice regarding general business matters, evaluate potential sources of investment capital, manage professional resources, coordinate filings with the SEC, assist in the implementation of internal controls, translation services, and assist in the coordination of investor road shows, or investment conferences. As compensation for services we agreed to issue 1,300,000 shares of our common stock with a fair value of $260,000 and pay $150,000. During the first quarter of fiscal 2010 we issued 1,300,000 shares of our common stock with a fair value of $260,000 and paid $110,000 to China Direct Investments, Inc. in connection with this consulting agreement.

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the three months ended July 31, 2009 and 2008, the Company operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and stevia fertilizer and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. The Company's reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed information with respect to these reportable business segments for the first quarter of 2009 is as follows:

(Unaudited)	Natural Sweetener (Stevioside)	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Revenues	$2,502,350	$901,624	$-	$3,403,974
Interest income	1,718	8,365	50	10,133
Depreciation and amortization	398,138	76,525	-	474,663
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	84,956	19,529	(474,684)	(370,199)
Long-lived asset expenditures	-	-	-	-
Segment assets	$30,574,460	$12,391,136	$378,857	$43,344,453

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)
        Condensed information with respect to these reportable business segments for the first quarter of 2008 is as follows:

(Unaudited)	Natural Sweetener (Stevioside)	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Revenues	$3,519,097	$2,708,775	$-	$6,227,872
Interest income	2,586	10,025	-	12,611
Depreciation and amortization	286,991	74,032	-	361,023
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	210,304	245,591	(158,261)	297,634
Long-lived asset expenditures	76,269	-	-	76,269
Segment assets	$18,178,297	$12,791,545	$51,544	$31,021,386

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 "Subsequent Events", we have evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued through September 11, 2009.

During September 2009, 1,436,500 stock purchase warrants were exercised at $0.15 resulting in net proceeds of $215,475.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended April 30, 2009.

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009” and the coming year ending April 30, 2010 is referred to as “fiscal 2010”.  Also, the three month period ending July 31, is our first quarter and the three month period ending July 31, 2009 is referred to as the “first quarter of fiscal 2010”. Likewise, the three month period ending July 31, 2008 is referred to as the “first quarter of fiscal 2009”.

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

Sunwin USA, LLC -- OnlySweet

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside. OnlySweet is carried in 3,500 stores in the U.S. and is generally displayed in the sweetener aisle with alternative sweeteners. Through our equity method investment in Sunwin USA, LLC and relationship with Wild Flavors, Inc., we intend to support the marketing of OnlySweet as a zero calorie sweetener alternative; as well as a “green” alternative. Natural products are one of the fastest growing segments in the grocery industry.

On May 11, 2009 we converted our former consolidated subsidiary Sunwin Stevia International, a Florida Corporation, into Sunwin USA, LLC, a Delaware limited liability company and contributed $423,493 of net assets into the newly formed entity.  We retain a 55% ownership interest in the new company, but due to the aggregate impact of veto and approval rights of the minority voting interest we will not consolidate this entity; as such, beginning this current quarter we will not include the revenues and expenses of this entity in our unaudited consolidated financial statements, instead we will account for our 55% interest in net income of the entity as part of other income.  As our historic revenues from the sales of OnlySweet represented approximately 3% of our revenues for fiscal 2009 we do not anticipate that our inability to consolidate this entity will adversely impact our revenues in future periods.  However, because this is no longer a consolidated entity we now report revenues associated with the sale of raw materials to Sunwin USA, LLC which totaled approximately $110,000 during the first quarter of fiscal 2010.

Chinese and Veterinary Medicines Segment

In our Chinese Medicine and Veterinary Medicine segment, we manufacture and sell a variety of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals.

Veterinary Medicines

We manufacture and sell all natural polysaccharid and flavonoid extraction compound feed additives. We believe these compounds have little or no side effects and can be substituted for antibiotics and chemical compounds often found in animal feeds. We also sell our brand of CIO 2 food disinfectant. CIO 2, a chemical employed in both industrial and commercial applications, was developed successfully in 1985.

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

Our Performance

In the first quarter of fiscal 2010 our total revenues declined by approximately 45% as compared to the first quarter of fiscal 2009.  During the first quarter of fiscal 2010 revenues from our Stevioside Segment decreased approximately 29% as compared to first quarter of fiscal 2009 and revenues from our Chinese and Veterinary Medicines Segment decreased approximately 67% as compared to the first quarter of fiscal 2009.  These decreases were primarily due to decreased customer demand due to slow recovery from the recent global economic crisis and decreased customer production levels due to acts of nature and regulatory limitations on breeding.

While our total operating expenses decreased approximately 6% n the first quarter of fiscal 2010 from the comparable period in fiscal 2009, we reported a net loss attributable to our company of approximately $370,000 for the first quarter of fiscal 2010 as compared to net income of approximately $298,000 for the first quarter of fiscal 2009 primarily as a result of the significant decrease in our revenues in the 2010 period.

Our Outlook

We believe the future represents an opportunity to regain historical sales levels and seek out growth in our Stevioside Segment even though we face challenges in our Chinese and Veterinary Medicine Segment.  The key factors to possible growth include:

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
-
During this first quarter of fiscal 2010, we filed a notification with the FDA seeking Generally Recognized as Safe (“GRAS”) status for our high grade stevioside extracts and are presently awaiting a response.

These opportunities will, however, face the challenges which have impacted our Chinese and Veterinary Medicine Segment created by the global economic slowdown, impact of flooding on the production capacity of our customers, government efforts to minimize the spread of the swine flu pandemic and adverse currency exchange rates in South Korea.

Foreign Exchange Considerations

Since revenues from our operations in the PRC accounted for substantially all of our revenues for the first quarter of fiscal 2010 and the first quarter of fiscal 2009. We report revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi (the “RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The effect of exchange rate changes on cash for the first quarter of fiscal 2010 and the first quarter of fiscal 2009 were a net decrease of $10,546 and net increase $158,616, respectively.

If any increase in the value of the RMB were to occur in the future, our product sales in the PRC and in other countries may be negatively affected.

At July 31, 2009 we held cash of $4,065 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian dollar. We periodically evaluate the credit quality of the financial institutions in which we hold deposits.

As a result of the currency translation adjustments, we reported unrealized loss on foreign currency translation of $44,080 and unrealized gain of $615,112 for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively. This non-cash item, shown here before amounts attributable to noncontrolling interest, had the effect of significantly increasing our comprehensive loss for the first quarter of fiscal 2010 and increasing our comprehensive income the first quarter of fiscal 2009.

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

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

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

Further, we rely on certain assumptions and calculations underlying our provision for taxes in the PRC.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

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

 REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, including us. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this statement to have a material effect on our financial position and results of operations.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise’s involvement in a variable interest entity, and includes other provisions. SFAS 167 will be effective as of the beginning of the our first interim and annual reporting periods that begin after November 15, 2009 or the beginning of our fiscal year ended April 30, 2011. Earlier application is prohibited. We are currently evaluating the impact of this statement on our consolidated financial statements.

We adopted SFAS No. 165, Subsequent Events (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this statement has not had a material effect on the Company’s consolidated financial statements.

 RESULTS OF OPERATIONS

The following table provides certain comparative information for our results of operations in the first quarter of fiscal 2010 and the first quarter of fiscal 2009.

(Unaudited)	2009	2008	$ Difference	% Difference
Revenues	$3,403,974	$6,227,872	$(2,823,898)	-45%
Cost of revenues	2,645,996	4,717,667	(2,071,671)	-44%
Gross Profit	757,978	1,510,205	(752,227)	-50%

Operating Expenses:
Selling Expenses	308,049	459,336	(151,287)	-33%
General and Administrative	775,642	691,916	83,726	12%
Total operating Expenses	1,083,691	1,151,252	(67,561)	-6%
Income (loss) from operations	(325,713)	358,953	(684,666)	-191%
Other income	(47,224)	12,851	(60,075)	-467%
Net (loss) income before tax	(372,937)	371,804	(744,741)	-200%
Income taxes	(23,886)	(74,170)	50,284	-68%
Net (loss) income	(396,823)	297,634	(694,457)	-233%
Net income attributable to noncontrolling interest	26,624	-	26,624	n/m
Net income attributable to Sunwin International Neutraceuticals, Inc.	(370,199)	297,634	(667,833)	-224%
Unrealized gain on foreign currency translation attributable to Sunwin International Neutraceuticals, Inc.	(43,688)	615,112	(658,800)	-107%
Comprehensive income attributable to Sunwin International Neutraceuticals, Inc.	$(413,887)	$912,746	$(1,326,633)	-145%

 Overall

In the first quarter of fiscal 2010, our total revenues decreased approximately 45% from the first quarter of fiscal 2009. This decrease is a result of a $1,807,151 decrease in sales in our Chinese and Veterinary Medicine Segment or approximately 67% and a $1,016,747 decrease in sales in our Stevioside Segment or approximately 29%. The decrease in demand for our products is primarily due to (i) reduced customer demand over all product categories due to slow recovery in response to the global economic downturn, and (ii) reduced customer demand for antibiotics and other veterinary products as a result of heavy rains and flooding occurring in southern China during June and July of 2009, and (iii) customer demand has been further reduced as a result of restrictions imposed by the PRC on the use of antibiotics and breeding of livestock impacted by the swine flu virus.

Our gross profit in the first quarter of fiscal 2010 decreased approximately 50%, as compared to the first quarter of fiscal 2009. In the first quarter of fiscal 2010, cost of revenues as a percentage of revenues increased approximately 2%. This increase is attributable to higher costs of production associated with production of smaller quantities as a result of the decreased sales in both segments. Through our acquisitions of Qufu Shengren in the fourth quarter of fiscal 2009 we have begun production of higher grades of stevioside in an effort to fulfill demand; this transition has resulted in higher costs associated with converting Qufu Shengren’s production facility resulting in lower margins in the short-term. While it is not certain, we expect gross margins for our higher grade products to improve as production increases in the remaining quarter of fiscal 2010.

In the first quarter of fiscal 2010, total operating expenses decreased approximately 6% compared to the first quarter of fiscal 2009. Total operating expenses decreased primarily as a result of a $151,287 decrease in selling expense or 33% as a result of lower sales while general and administrative expenses increased by $83,726 or 12% due to an increase in consulting expense.  Selling expenses as a percentage of revenues increased 3% during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 as a result of relatively higher travel, promotion, and meals and entertainment expense in our effort to regain lost revenues.

The following table provides information on revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively, as well as information related to our corporate operating expenses:

	Stevioside		Chinese and Veterinary Medicines		Corporate and Other		Consolidated
	For the three months ended July 31,
(Unaudited)	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$2,502,350	$3,519,097	$901,624	$2,708,775	-	-	$3,403,974	$6,227,872
Cost of Sales	1,979,731	2,806,360	666,265	1,911,307	-	-	2,645,996	4,717,667
Gross Profit	522,619	712,737	235,359	797,468	-	-	757,978	1,510,205
Total Operating Expenses	444,901	466,733	226,355	527,058	412,435	157,461	1,083,691	1,151,252
Total Income (Loss) from Operations	$77,718	$246,004	$9,004	$270,410	$(412,435)	$(157,461)	$(325,713)	$358,953

Other key indicators:

All figures are shown as a percentage of revenues	Stevioside		Chinese and Veterinary Medicines		Consolidated
	For the three months ended July 31,
(Unaudited)	2009	2008	2009	2008	2009	2008
Cost of sales	79%	80%	74%	71%	78%	76%
Selling expenses	6%	4%	17%	12%	9%	6%
General & administrative expenses	12%	10%	8%	7%	23%	10%
Total operating expense	18%	13%	25%	19%	32%	16%

Stevioside Segment

In the first quarter of fiscal 2010, revenues from our Stevioside Segment decreased $1,016,747 or approximately 29% as compared to the first quarter of fiscal 2009. In the first quarter of fiscal 2010, revenues from this segment represented approximately 74% of our total revenues as compared to approximately 57% in the first quarter of fiscal 2009; our stevioside segment's larger share of our total sales is due to our continued focus of sales efforts in our stevioside segment.  The decrease in revenues is primarily attributable a reduction in customer demand as result of a slow recovery from the overall world economic crisis. Customer demand has also decreased in South Korea as a result of an approximately 23% devaluation of South Korean Won compared to the RMB during the same period in the prior year.  Furthermore, as a result of the conversion of Sunwin Stevia International into Sunwin USA, LLC and ensuing deconsolidation of the entity, we did not consolidate Sunwin USA, LLC’s revenues which amounted to $124,155 during the first quarter of fiscal 2009.  While we do not consolidate revenues of Sunwin USA, LLC, we will treat our investment in this entity using the equity method and will account for our equity share in income or loss of the entity as part of other income.  We can attribute $314,088 or 13% of Stevioside Segment revenues to sales from our acquisitions of Qufu Shengwang and Qufu Shengren during  the latter three quarters of fiscal 2009 which did not contribute to revenues in the first quarter of fiscal 2009.

Our gross profit in this segment in the first quarter of fiscal 2010 decreased approximately 27% compared to the first quarter of fiscal 2009 primarily as a result of decreased revenues. In the first quarter of fiscal 2010, cost of sales in our Stevioside Segment was approximately 79%, decreasing 1% from the first quarter of fiscal 2009. Through our acquisition of Qufu Shengren we have begun to produce higher grades of stevioside. This acquisition has allowed us to realize efficiencies in the production of higher grade stevioside as we are able to specialize different production facilities for our different products. .

In the first quarter of fiscal 2010, operating expenses for our Stevioside Segment decreased approximately 5% from the comparable period in fiscal 2009 which is primarily attributable to the waiver of a management fee in the first quarter of fiscal 2010 related to housing provided to certain non-management employees, insurance for our employees, rent for our principal offices and the use of research and development facilities.  We paid approximately $74,000 to Pharmaceutical Corporation, an entity controlled by our President and Chairman, Mr. Zhang in the first quarter of fiscal 2009, and were granted a waiver for the remaining calendar year ending December 31, 2009.  This decrease was partially offset by an increase in depreciation expense resulting from the acquisitions in this segment in fiscal 2009.

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

Chinese and Veterinary Medicine Segment

In the first quarter of fiscal 2010, revenues from our Chinese and Veterinary Medicine Segment decreased approximately 67% compared to the first quarter of fiscal 2009. During this period, revenues from this segment represented approximately 27% of our total revenues as compared to approximately 43% in the first quarter of fiscal 2009. In the first quarter of fiscal 2010 we generated revenues of $471,231 from our traditional Chinese medicine products as compared to $1,489,915 in the first quarter of fiscal 2009, a decrease of approximately 68%. In the first quarter of fiscal 2010 we generated revenues $430,394 from our veterinary medicine products, a decrease of approximately 65% as compared to the first quarter of 2009. As described earlier in this section demand for our products in this segment declined as a result of a variety of factors.

In the first quarter of fiscal 2010, cost of revenues represented approximately 74% of revenues within this segment, as compared to 71% of revenues in the first quarter of fiscal 2009. Our cost of revenues increased as a percentage of revenues primarily due to higher costs of production associated with production of smaller quantities as a result of the decreased sales.

In the first quarter of fiscal 2010 our gross profit within this segment decreased approximately 70%, from the first quarter of fiscal 2009.

In the first quarter of fiscal 2010, operating expenses of this segment decreased approximately 57% primarily due to decreases in commissions and shipping expense as a result of lower revenues as well as a decrease in management fee as described above.  This segment paid approximately $58,000 for this fee during the first quarter of fiscal 2009 that was not replicated in the current quarter. Operating expenses as a percentage of revenues increased to 25% in the first quarter of fiscal 2010 primarily due to an increase in selling expenses as a percentage of revenues to 17%.  As we decrease our focus on this segment and due to significant economic and environmental obstacles present in this segment we do not expect operating expenses or overall operations to return to prior levels.

Corporate and Other

We incur various operating expenses at the corporate level related to stock-based compensation, legal, auditing, professional and business consultants. For the first quarter of fiscal 2010, these expenses increased approximately 161% in the first quarter of fiscal 2009. This increase resulted primarily from the renewal of our consulting agreement with China Direct Investments, Inc. for consulting services to be provided throughout the rest of fiscal 2010.  We fully expensed all of these consulting services in the first quarter due to the lack of forfeiture or vesting provisions in our agreement with such consultants.

 TOTAL OTHER INCOME (EXPENSE)

In the first quarter of fiscal 2010, our total other expense increased $60,075 to an expense item of $47,224 as compared to an income item of $12,851 during the first quarter of fiscal 2009. Other expense for the first quarter of fiscal 2010 is primarily due to our equity in the loss of our equity method investee, Sunwin USA, LLC.

In the first quarter of fiscal 2010, interest income decreased $2,478 from the first quarter of fiscal 2009. This reduction reflected less interest earned due to the combination of lower interest rates and comparatively less cash held in banks.

NET INCOME (LOSS) ATTRIBUTABLE TO SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

In the first quarter of fiscal 2010 we reported a net loss attributable to Sunwin International Neutraceuticals, Inc. of $370,199 as compared to net income attributable to Sunwin International Neutraceuticals, Inc. of $297,634 for the first quarter of fiscal 2009. The decrease is primarily due to a 67% and 29% drop in revenues in our Chinese and Veterinary Medicine Segment and Stevioside Segment, respectively, a 161% increase in corporate expenses due to consulting services and $62,299 loss from our equity in loss in Sunwin USA, LLC; these items are partially offset by a decrease in corporate income taxes of $50,284 and the effect of attributing $26,624 of Qufu Shengwang’s loss to the noncontrolling interest.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between July 31, 2009 and April 30, 2009, respectively:

	July 31, 2009	April 30, 2009	$ Increase/Decrease	% Increase/Decrease
	(Unaudited)
Working Capital	$19,455,565	$19,891,064	$(435,499)	-2%
Cash	$10,594,365	$10,487,165	$107,200	1%
Accounts receivable, net	3,430,684	4,011,446	(580,762)	-14%
Accounts receivable - related party	74,642	-	74,642	n/m
Inventories, net	7,226,248	7,415,809	(189,561)	-3%
Prepaid expenses and other current assets	363,483	294,210	69,273	24%
Total current assets	21,689,422	22,208,630	(519,208)	-2%
Equity Method Investment	361,194	-	361,194	n/m
Property and equipment, net	19,019,979	19,121,340	(101,361)	-1%
Land use rights	2,273,858	2,289,267	(15,409)	-1%
Total Assets	$43,344,453	$43,619,237	$(274,784)	-1%
			-	n/m
Accounts payable and accrued expenses	$2,107,478	$2,098,967	$8,511	0%
Other current payables	14,910	10,000	4,910	49%
Taxes payable	52,893	160,021	(107,128)	-67%
Due to related party	58,576	58,578	(2)	0%
Total current liabilities	2,233,857	2,327,566	(93,709)	-4%
Other payables	157,659	157,830	(171)	0%
Total liabilities	$2,391,516	$2,485,396	$(93,880)	-4%

From an overall perspective, the current global economic downturn has not had a significant impact upon our liquidity as the majority of our short-term financing is obtained through payment terms with our suppliers and vendors rather than business loans from banks. The economic downturn and reactions to the swine flu virus has impacted our operations and has reduced customer demand over all product categories in both segments as described earlier in this report and our customers are slower to pay us with days sales outstanding increasing to an average of 91 days for the first quarter of fiscal 2010 up from 55 days for the first quarter of fiscal 2009.

At July 31, 2009, we had working capital of $19,455,565 including cash of $10,594,365 as compared to working capital of $19,891,064 including cash of $10,487,165 at April 30, 2009. Our cash position by geographic area was as follows:

	July 31, 2009	April 30, 2009
	(Unaudited)
China	$10,576,702	$10,100,869
United States	13,598	380,487
Canada	4,065	5,809
Total	$10,594,365	$10,487,165

Accounts receivable, net of allowance for doubtful accounts, at July 31, 2009 decreased approximately $580,762 from April 30, 2009.  Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, decreased minimally $884 from April 30, 2009. While we have seen an increase in days sales outstanding in the current period, the aging of our receivables and our perception of our customers’ abilities to pay have not significantly changed to require a modification to our allowance for doubtful accounts as of July 31, 2009.  Our total allowance for doubtful accounts as of April 30, 2009 is related to our Chinese and Veterinary Medicine segment. We may, however, collect all or a portion of these doubtful accounts. At July 31, 2009 accounts receivables decreased 14% as a result of our decrease in sales compared to the fourth quarter of fiscal 2009. Our days sales outstanding increased to an average 91 days outstanding during the first quarter of fiscal 2010 from 55 days during the first quarter of fiscal 2009. This is a result of slower payments from customers.

At July 31, 2009, inventories, net of reserve for obsolete inventory, decreased $189,561 as compared to April 30, 2009. This decrease is primarily due to an offsetting effect of (i) decrease is raw materials inventory as we delay replacement of used up raw material in anticipation of the harvest season of stevia leaves in the second quarter of fiscal 2010 and (ii) an increase in levels of finished goods on hand as a result of declining demand and decreased sales. The increase in relative costs to our South Korean customers due to fluctuations in currency exchange has led to a decrease in exports of our products.

Prepaid expenses and other current assets increased $69,273 or approximately 24% at July 31, 2009 as compared to April 30, 2009. This increase was attributable to timing differences near our fiscal year end related to advances to suppliers in the Chinese and Veterinary Medicine segment. These advances reflect deposits related to future delivery of inventory.

At July 31, 2009, we had property and equipment, net of accumulated depreciation, of $19,019,979 as compared to $19,121,340, a 1% decrease from April 30, 2009. This decrease is due to normally occurring depreciation expense during the first quarter of fiscal 2010 offset by $394,578 in fixed asset capital expenditures.

At July 31, 2009, we reflected $2,107,478 of accounts payable and accrued expenses, a minimal change from April 30, 2009. This balance includes trade accounts payable and accrued expenses of $2,063,225 and accrued salaries and benefits of $44,253. Of the total accounts payable and accrued expenses at April 30, 2009, approximately $1,310,888 relates to our Stevioside Segment, with the balance of $752,337 relating to our Chinese and Veterinary Medicine Segment. The change at July 31, 2009 compared to April 30, 2009 reflects timing differences of payments made in the ordinary course of business.

At July 31, 2009, we had a due to related parties balance of $58,576 that did not significantly change from April 30, 2009.

At July 31, 2009, we had other current payables of $14,910 compared to $10,000 at April 30, 2009; other current payables includes advance from vendors and a $10,000 unsecured, non-interest bearing, advance from an unrelated party. The increase is due to an increase in advances from vendors for deposits made on future sales that had not been shipped as of July 31, 2009

At July 31, 2009, we held cash of $10,594,365 as compared to cash of $10,487,165 at April 30, 2009, an increase of $107,200. During the first quarter of fiscal 2010, net cash provided by operating activities totaled $772,893, net cash used in investing activities was $655,147, no net cash used in or provided by financing activities, and the effect of prevailing exchange rate on cash of $10,546.

Net cash provided by operating activities increased $105,682 to $772,893 during the first quarter of fiscal 2010 as compared to cash provided by operating activities of $667,211 for the first quarter of fiscal 2009. During the first quarter of fiscal 2010, we used $106,997 to pay down taxes payable, $71,618 for prepaid expenses, and $74,672 to extend trade credit to a related party. These uses were primarily offset by adjustments to net income of non cash expenses of $783,245 related to depreciation, amortization, and stock-based consulting, $506,143 received from customers paying off receivables, and $86,900 due to an increase in account payable and accrued expenses. Comparatively during the first quarter of fiscal 2009, cash used in operating activities of $667,211 is primarily due adjustment to net income for non-cash expenses of $526,008 and similar paying down of accounts receivable from our customers of $404,943 offset by $322,476 payments for taxes and $201,729 increase in inventory.

Net cash used in investing activities totaled $655,147 during the first quarter of fiscal 2010 as compared to cash used of $76,269 during the first quarter of fiscal 2009. In May, 2009 we converted Sunwin Stevia International, a Florida corporation, into Sunwin USA, LLC, a Delaware limited liability company, and in the process deconsolidated the former subsidiary due to our loss of controlling interest and management control of the entity.  As part of the deconsolidation, $260,569 of cash belonging to Sunwin USA, LLC is no longer consolidated in our consolidated financial statements and is presented as cash contributed to this equity method investment.  We also spent $394,578 in capital expenditures associated with capital improvements in our Stevioside Segment.  This is an increase of $578,878 of cash used in investing compared to the first quarter of fiscal 2009 when we spent $76,269 for capital expenditures.

We had no cash provided or used in financing activities the first quarter of fiscal 2010. During the first quarter of fiscal 2009, we received $100,000 in short-term financing paid off later in fiscal 2009.

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

-	Our inability to control the cost of our raw materials;
-	Potential violations of Section 402 of the Sarbanes-Oxley Act of 2002 as a result of a loan by us to our Chief Financial Officer to pay for the exercise of options to purchase our common stock;
-	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the application regulations, our ability to operate in future periods could be in jeopardy;
-	Our recognition of unrealized gains on foreign currency transaction can materially impact our income from period to period;
-	The absence of various corporate governance measures which may reduce stockholders’ protections against interested director transactions, conflicts of interest and other matters;

-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;
-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-	The impact of swine flu or any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem;
-
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States;

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders
-	Our ability to receive and use our revenues due to restrictions on currency exchange
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC bulletin board, and is considered a “penny stock;” and
-	The impact on our stock price due to sales of our stock by existing shareholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, our  who serves as our principal executive officer and our Chief Financial Officer who serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the period ended July 31, 2009 (the “Evaluation Date”). Based on this evaluation, and as described below under “Changes in Internal Control over Financial Reporting”, we indentified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) described in the next section. Solely as a result of these material weaknesses, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2009, which is the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Our "disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting

The specific material weaknesses identified by our management related to:

-
Our restatement of our April 30, 2008 consolidated financial statements due to an accounting error that caused us to overstate a liability for an advance from customers by $570,090 (the “Customer Advance Overstatement”). The advance was actually from one of our subsidiaries to another one of our subsidiaries, that, had it been accounted for correctly, would have been eliminated in consolidation;

-
During the preparation of our quarterly report for the period ended October 31, 2008 our management determined that the prior disclosure surrounding the granting of options in February 2006 to certain of our employees and the subsequent exercise of those options through the delivery of non-interest bearing notes was incorrect. While the option grants and promissory notes were properly accounted for, our historical disclosure had failed to properly disclose that Ms. Fanjun Wu, our Chief Financial Officer, was a party to those transactions. Ms. Wu was the recipient of options to purchase 800,000 shares of common stock and tendered to us a non-interest bearing promissory note in the amount of $720,000 (the “Wu Note”);

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

We believe the following actions we have taken and plan to take will be sufficient to remediate the material weaknesses described above:

-
On September 15, 2008 we filed Amendment No. 1 to our Form 10-K for the fiscal year ended April 30, 2008 which included our restated April 30, 2008 consolidated financial statements that corrected the accounting error related to the Customer Advance Overstatement discussed above;

-
As of July 31, 2008, Ms. Wu repaid us $665,100 in partial satisfaction of the Wu Note and on September 5, 2008, Ms. Wu satisfied the balance of Wu note by assuming $54,900 of the $430,000 loan payable by us to Mr. Ma Qiang.  In addition, in our Form 10-Q for the quarter ended July 31, 2008, we disclosed that Ms. Wu’s delivery to us of a promissory note as consideration for the payment of the exercise price of the options was considered the extension of credit to her and, accordingly, in violation of Section 402 of the Sarbanes Oxley Act of 2002;

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

There was no change in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit

Number	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: September 14, 2009	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 14, 2009	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer