Form 10-Q
period 2009-10-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2009-12-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended October 31, 2009

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 14, 2009 there were 152,689,427 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED October 31, 2009

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009” and the coming year ending April 30, 2010 is referred to as “fiscal 2010”.  Also, the three month period ending October 31, is our second quarter and the three month period ending October 31, 2009 is referred to as the “second quarter of fiscal 2010”.  Likewise, the three month period ending October 31, 2008 is referred to as the “second quarter of fiscal 2009”.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,621,796	$10,487,165
Accounts receivable, net of allowance for doubtful accounts of $817,039 and $817,923, respectively	3,477,387	4,011,446
Inventories, net	7,117,273	7,415,809
Tax receivable	39,390	-
Prepaid expenses and other assets	893,301	294,210
Total Current Assets	22,149,147	22,208,630

EQUITY METHOD INVESTMENT	278,437	-
PROPERTY AND EQUIPMENT, net	18,652,327	19,121,340
LAND USE RIGHT	2,262,463	2,289,267
Total Assets	$43,342,374	$43,619,237

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,182,589	$2,098,967
Taxes payable	25,483	160,021
Due to related party	1,477	58,578
Other current payables	-	10,000
Total Current Liabilities	2,209,549	2,327,566

OTHER PAYABLES	157,763	157,830
Total Liabilities	2,367,312	2,485,396

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. SHAREHOLDER'S EQUITY
Preferred stock ($.001 Par Value; 1,000,000 shares authorized; No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 shares authorized; 152,689,427 and 149,902,927 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively)	$152,689	$149,903
Additional paid-in capital	28,192,446	27,712,257
Retained earnings	6,260,368	6,826,215
Accumulated other comprehensive income - foreign currency	3,812,087	3,828,469
Total Sunwin International Neutraceuticals, Inc. shareholders' equity	38,417,590	38,516,844
Non-controlling interest	2,557,472	2,616,997
Total Equity	40,975,062	41,133,841
Total Liabilities and Equity	$43,342,374	$43,619,237

See notes to unaudited consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues	$3,662,978	$6,559,912	$6,957,020	$12,787,784
Revenues - related party	88,144	-	198,076	-
Total Revenues	3,751,122	6,559,912	7,155,096	12,787,784

Cost of revenues	3,059,703	4,912,344	5,705,699	9,630,011
Gross Profit	691,419	1,647,568	1,449,397	3,157,773

OPERATING EXPENSES:
Stock-based consulting expenses	-	123,748	260,000	247,496
Selling expenses	261,553	463,019	569,602	922,355
General and administrative	574,867	558,802	1,090,509	1,126,970
Total Operating Expenses	836,420	1,145,569	1,920,111	2,296,821

(LOSS) INCOME FROM OPERATIONS	(145,001)	501,999	(470,714)	860,952

OTHER INCOME (EXPENSE):
Equity in loss of equity method investees	(82,757)	-	(145,056)	-
Other income	77	542	5,019	782
Interest income	15,698	11,108	25,831	23,719
Total Other (Expense) Income	(66,982)	11,650	(114,206)	24,501

(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(211,983)	513,649	(584,920)	885,453

INCOME TAXES	(16,075)	(92,430)	(39,961)	(166,600)

NET (LOSS) INCOME	(228,058)	421,219	(624,881)	718,853

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(32,410)	3,388	(59,034)	3,388

NET (LOSS) INCOME ATTRIBUTABLE TO SUNWIN INTERNATIONAL NEUTRACUETICALS, INC.	(195,648)	417,831	(565,847)	715,465

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income per common share - basic	$(0.00)	$0.00	$(0.00)	$0.01
Net income per common share - diluted	$(0.00)	$0.00	$(0.00)	$0.01

Weighted Common Shares Outstanding - basic	152,068,691	88,304,772	151,583,717	87,652,308
Weighted Common Shares Outstanding - diluted	152,068,691	88,304,772	151,583,717	87,652,308

See notes to unaudited consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(624,881)	$718,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	959,905	766,070
Amortization of land use rights	25,816	8,549
Stock based consulting fees	260,000	247,496
Equity in loss of equity method investees	145,056	-
Allowance for doubtful accounts	-	71,045
Changes in assets and liabilities:
Accounts receivable	461,733	473,858
Inventories	128,887	(3,619,213)
Prepaid expenses and other current assets	(601,090)	63,960
Accounts payable and accrued expenses	(716)	1,348,826
Other payable	161,344	-
Taxes payable	(173,824)	(546,221)
Advances from customers	-	(12,931)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	742,230	(479,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to equity method investment	(260,569)	-
Cash acquired in acquisition	-	410,704
Purchase of property and equipment	(499,343)	(181,470)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(759,912)	229,234

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	222,975	-
Payment on short term loan	(10,000)	-
Proceeds from short term loan - related party	-	100,000
Repayment of related party advances	(57,100)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	155,875	100,000

EFFECT OF EXCHANGE RATE ON CASH	(3,562)	121,535

NET INCREASE (DECREASE) IN CASH	134,631	(28,939)

CASH - beginning of fiscal year	10,487,165	6,811,136

CASH - end of period	$10,621,796	$6,782,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$14,478	$-
Cash paid for interest	$-	$6,852

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with acquisition per final purchase price	$-	$4,026,851
Issuance of common stock in connection with acquisition and refundable per final purchase price	$-	$2,173,562
Repayment of subscription receivable offset by forgiveness of liability	$-	$372,900
Fair value of non-cash assets contributed to equity method investment	$239,107	$-
Fair value of liabilities contributed to equity method investment	$76,183	$-

See notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Year Ended April 30, 2009 and Six Months Ended October 31, 2009 (Unaudited)

	Sunwin International Neutraceuticals, Inc. Shareholders' Equity
						Accumulated
	Common Stock, $.001 Par Value		Additional			Other
	Number of		Paid-in	Retained	Subscription	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Receivable	Loss	Interest	Income	Equity
Balance, April 30, 2008	87,006,936	$87,007	$17,218,066	$6,325,919	$(372,900)	$3,189,794	$-	$-	$26,447,886

Common stock issued for acquicition	40,609,681	$40,610	$7,083,483						7,124,093
Noncontrolling interest in Qufu Shengwang							$2,731,970		2,731,970
Common stock sold for cash	20,000,000	$20,000	$2,970,000						2,990,000
Common stock issued for placement fee	1,000,000	$1,000	$(1,000)						-
Placement fee paid			$(100,000)						(100,000)
Exercise of Warrants	1,286,310	$1,286	$191,660						192,946
Subscription receivable					372,900				372,900
Amortization of stock based compensation		-	350,048	-		-			350,048
Comprehensive income:
Net income for the year	-	-	-	500,296		-	(114,973)	385,323	385,323
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						638,675	-	638,675	638,675
Other comprehensive income (loss)								638,675	638,675
Comprehensive income	-	-	-	-	-	-	-	1,023,998	1,023,998

Balance, April 30, 2009	149,902,927	$149,903	$27,712,257	$6,826,215	$-	$3,828,469	$2,616,997	1,023,998	$41,133,841

Common stock issued for services	1,300,000	$1,300	$258,700						260,000
Exercise of Warrants	1,486,500	1,486	$221,489						222,975
Comprehensive income:
Net income for the year	-	-	-	(565,847)		-	(59,034)	(624,881)	(624,881)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						(16,382)	(491)	(16,873)	(16,873)
Other comprehensive income (loss)								(16,873)	(16,873)
Comprehensive income	-	-	-	-	-	-	-	382,244	(641,754)

Balance, October 31, 2009	152,689,427	$152,689	$28,192,446	6,260,368	$-	$3,812,087	$2,557,472		40,975,062

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

On May 11, 2009 we converted our former subsidiary Sunwin Stevia International, a Florida Corporation, into Sunwin USA, LLC, a Delaware limited liability company.  We retain a 55% voting interest in the new company, yet the aggregate impact of veto and approval rights of the minority voting interest has overcome our ability to consolidate this entity.  Therefore, we account for our investment in Sunwin USA, LLC as an equity method investment.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

BASIS OF PRESENTATION

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009” and the coming year ending April 30, 2010 is referred to as “fiscal 2010”.  Also, the three month period ending October 31, is our second quarter and the three month period ending October 31, 2009 is referred to as the “second quarter of fiscal 2010”. Likewise, the three month period ending October 31, 2008 is referred to as the “second quarter of fiscal 2009”.  Also, the six month period ending October 31, 2009 is referred to as the “first six months of fiscal 2010” and the six month period ending October 31, 2008 is referred to as the “first six months of fiscal 2009.”

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

The unaudited consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated interim financial statements should be read in conjunction with the financial statements for the year ended April 30, 2009 and notes thereto contained on Form 10-K of the Company as filed with the SEC. The result of operations and cash flows for the six months ended October 31, 2009, are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At October 31, 2009 and April 30, 2009, the allowances for doubtful accounts were $817,039 and $817,923, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of Paragraph 820-10-35-37 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

Paragraph 820-10-35-37 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, Paragraph 820-10-35-37 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s loan payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at October 31, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its corporate operations, and files separate foreign tax returns for our Chinese subsidiaries. We account for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

BASIC AND DILUTED EARNINGS PER SHARE

Pursuant to section 260-10-45 of the FASB Accounting Standards Codification, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

	For three months ended October 31,		For six months ended October 31,
	2009	2008	2009	2008
Numerator:
Net (loss) income attributable to Sunwin International Neutraceuticals, Inc.	$(195,648)	$417,831	$(565,847)	$715,465

Numerator for basic EPS, (loss) income applicable to common stock holders	$(195,648)	$417,831	$(565,847)	$715,465
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	152,068,691	88,304,772	151,583,717	87,652,308
Stock Awards, Options, and Warrants*	-	-	-	-

Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	152,068,691	88,304,772	151,583,717	87,652,308
Basic and Diluted loss Per Common Share:
Earnings per share - basic	$0.00	$0.00	$0.00	$0.01

Earnings per share - diluted	$0.00	$0.00	$0.00	$0.01

* At October 31, 2008 outstanding warrants to purchase common stock, which could have resulted in the issuance of 9,696,590 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for second quarter and first six months of fiscal 2009.  On February 20, 2009, the exercise price for a portion of outstanding warrants was reduced from $0.65 to $0.15. At October 31, 2009 outstanding purchase warrants which could have resulted in the issuance of 6,923,780 additional common shares were anti-dilutive as we reported a net loss applicable to our common shareholders; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  Both these tranches of warrants were not included in diluted earnings per calculations for the second quarter or first six months of fiscal 2010.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with paragraph 360-10-35-17 of the FASB Accounting Standards Codification, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Accumulated depreciation on property and equipment totaled $6,684,028 and $5,726,352 at October 31, 2009 and April 30, 2009, respectively.  Also depreciation expense totaled $959,905 and $766,070 for the first six months of fiscal 2010, and 2009, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-20-35 of the FASB Accounting Standards Codification and are included in determining net income or loss.

The reporting currency for the Company is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The cumulative translation adjustments were an unrealized gain of $16,873 for the first six months of fiscal 2010 and unrealized gain of $497,620 for the first six months of fiscal 2009.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our comprehensive income consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for the second quarter and first six months of fiscal 2010 and 2009, respectively:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	$(228,058)	$421,219	$(624,881)	$718,853
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax	27,207	(120,771)	(16,873)	497,620
Comprehensive Income	(200,851)	300,448	(641,754)	1,216,473
Comprehensive Income attributable to noncontrolling interests	32,509	(2,432)	59,525	(5,711)
Comprehensive (loss) Income attributable to Sunwin International Neutraceuticals, Inc.	$(168,342)	$298,016	$(582,229)	$1,210,762

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2009, we had $10,491,889 on deposit in China, which is not insured. We have not experienced any losses in such accounts through October 31, 2009.

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

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees as compensation expense in the statement of operations based upon the grant-date fair value of stock options and other equity based compensation issued to employees with such expense recognized in our statements of operations over the service periods of each award.

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

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled approximately $132,000 and $257,000 for the first six months of fiscal 2010 and fiscal 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities .  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” .  This update represents a correction to Section 323-10-S99-4,  Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - INVENTORIES

At October 31, 2009 and April 30, 2009, inventories consisted of the following:

	October 31, 2009	April 30, 2009
	(unaudited)
Raw materials	$3,119,243	$3,136,205
Work is process	197,512	265,295
Finished goods	4,083,155	4,297,066
	7,399,910	7,698,566
Less: reserve for obsolete inventory	(282,637)	(282,757)
	$7,117,273	$7,415,809

NOTE 3 - PROPERTY AND EQUIPMENT

At October 31, 2009 and April 30, 2009, property and equipment consisted of the following:

	Estimated Life	October 31, 2009	April 30, 2009
		(unaudited)
Office Equipment	5-7 Years	$215,953	$215,966
Auto and Trucks	10 Years	376,249	375,157
Manufacturing Equipment	20 Years	16,629,780	16,032,086
Buildings	20 Years	8,114,373	8,062,991
Construction in Process		-	161,492
		25,336,355	24,847,692
Less: Accumulated Depreciation		(6,684,028)	(5,726,352)
		$18,652,327	$19,121,340

For the six months ended October 31, 2009 and 2008, depreciation expense totaled $959,905 and $766,070, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 4-INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated Life	October 31, 2009	April 30, 2009
		(unaudited)
Land Use Right	46 years	$2,322,712	$2,323,710
Less: Accumulated Amortization		(60,249)	(34,443)
		$2,262,463	$2,289,267

For the six month period ended October 31, 2009 and 2008, amortization expense amounted to $25,816 and $8,549, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties

At October 31, 2009 and April 30, 2009, due to related parties consisted of the following:

	October 31, 2009	April 30, 2009
	(unaudited)
Due to Ma Qiang	$-	$57,100
Due to Pharmaceutical Corporation	1,477	1,478
	$1,477	$58,578

On September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from Mr. Ma Qiang, a party associated with our Chairman. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, three employees, including Ms. Wu our Chief Financial Officer, who collectively owed us $372,900 related to the exercise price of options granted and exercised in fiscal 2006 agreed to satisfy their obligation to us by assuming $372,900 of the $430,000 we owed to Mr. Qiang. As a result of this transaction, monies due us in the amount of $372,900 were satisfied and the remaining balance due to Mr. Qiang was $57,100 at April 30, 2009.  This amount was repaid to Mr. Qiang during the second quarter of fiscal 2010 leaving  $0 outstanding at October 31, 2009.

Section 402 of the Sarbanes Oxley Act of 2002 prohibits granting credit in the form of a personal loan to a director or executive officer of a public company. The delivery by Ms. Wu to us of a promissory note as consideration for the payment of the exercise price of the options was considered the extension of credit to her and, accordingly, was in violation of Section 402 of the Sarbanes Oxley Act of 2002.  At October 31, 2009 and April 30, 2009 this extension of credit had a $0 balance and was satisfied as described above.

The Company has paid management fees Pharmaceutical Corporation, in which Mr. Laiwang Zhang, our president and chairman holds a majority interest. The management fees, which have been included in general and administrative expenses, totaled $0 and $264,365 for the six months ended October 31, 2009 and 2008, respectively. At October 31, 2009, the Company owed Pharmaceutical Corporation $1,477 for management fees. Pharmaceutical Corporation has agreed to waive fees it charges us to provide consulting services to certain of its subsidiaries, including maintaining infrastructure and covering utility expenses of those entities for the calendar year 2009. In addition, Pharmaceutical Corporation has agreed that starting January 2010, the maximum consulting fee that will be charged to the Company by Pharmaceutical Corporation will be approximately $175,508 (RMB1, 200,000) per year.

Accounts Receivable – related party

Total related party revenues during the second quarter of fiscal 2010 and 2009 was $88,144 and $0, respectively; and related party revenues during the first six months of fiscal 2010 and 2009 was $198,076 and $0, respectively.  At October 31, 2009 and April 30, 2009, we reported $0 in accounts receivable – related party, respectively. We sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at October 31, 2009 and April 30, 2009 totaled $893,301 and $294,210, respectively, and includes an approximately $292,000 deposit for research and testing of a new product in our Chinese and veterinary medicine segment as well as an approximately $146,000 consulting contract. Both projects have not been completed and these prepaid amounts will be amortized as the work is completed. The balance relates to advances and prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us including employee advances. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

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

On May 11, 2009 we converted our former subsidiary Sunwin Stevia International, a Florida Corporation, into Sunwin USA, LLC, a Delaware limited liability company and contributed $423,493 of net assets into the newly formed entity.  We retain a 55% ownership interest in the new company, but the assumption to consolidate this entity based on our greater than 50% ownership interest is overcome due to the aggregate impact of veto and approval rights of the minority voting interest.  Therefore, in accordance with section 810-10-25 of the FASB Accounting Standards Codification we account for our investment in Sunwin USA, LLC as an equity method investment.  The balance of such investment is made up of the following:

Balance at April 30, 2009	$--
Initial investment on May 11, 2009	423,493
Equity in loss of investee	(145,056)
Balance at October 31, 2009 (unaudited)	$278,437

We did not recognize any gain or loss upon the deconsolidation of this entity.

NOTE 8 - STOCKHOLDERS' EQUITY

We recognized $260,000 and $247,496 in stock-based consulting expense during the first six months of fiscal 2010 and fiscal 2009, respectively.  These amounts are reported as a component of general and administrative expense.  Specific transactions for each class of shareholders’ equity are discussed below.

PREFERRED STOCK

We are authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At October 31, 2009 and April 30, 2009, there were no shares of preferred stock issued or outstanding.

COMMON STOCK

During the first quarter of fiscal 2010, we issued 1,300,000 shares valued at $0.20 per shares of our common stock to China Direct Investments, Inc. for consulting services.

STOCK OPTIONS

As of October 31, 2009 and April 30, 2009, no options were outstanding under either our 2005 Equity Compensation Plan or our 2006 Equity Compensation Plan.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

COMMON STOCK PURCHASE WARRANTS

In March 2007 as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share; 6,923,780 of these warrants remain issued and outstanding as of October 31, 2009.  We have registered the shares issuable upon the exercise of the warrants under the Securities Act of 1933 in order to permit the public resale thereof.

On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  The last sale price of our common stock on February 20, 2009 as reported on the OTC Bulletin Board was $0.30.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged.

In February 2009, we issued 20,000,000 shares of our common stock at a price of $.15 per share together with five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share in connection with a securities purchase agreement in which subsequentlty Wild Flavors owned approximately 15.7% of the issued and outstanding of our common stock.  As part of the securities purchase agreement, we also entered into a stockholders agreement with Wild Flavors and certain of our stockholders, including Laiwang Zhang, Dongdong Lin, Xingyuan Li, Junzhen Zhang, Xiangsheng Kong, Weidong Chai, and Fanjun Wu who then owned approximately 34.12% of our common stock. The stockholders agreement provides that so long as Wild Flavors owns at least 4,000,000 shares of our common stock, the parties will vote or cause their shares of our common stock to be voted to elect two members of our board of directors designated by Wild Flavors and three members designated by our stockholders who are a party to the stockholders agreement.

Wild Flavors has a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations up until February 5, 2011. The right of first refusal does not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

During the first six months of fiscal 2010, a total of 1,486,500 warrants were exercised at $0.15 per share with proceeds of $222,975.  During fiscal 2009, a total of 1,286,310 warrants were exercised at $0.15 per share with proceeds of $192,946.

A summary of the changes to our outstanding stock warrants granted during the first quarter of fiscal 2010 and all of fiscal 2009 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at April 30, 2008	9,696,590	0.65	*
Granted	26,666,666	0.35
Exercised	(1,286,310)	0.15
Forfeited	-	-

Outstanding at April 30, 2009	35,076,946	0.30
Granted	-	-
Exercised	(1,486,500)	-
Forfeited	-	-
Warrants exercisable at October 31, 2009 (unaudited)	33,590,446	$0.30

* The warrant exercise price was permanently reduced to $0.15 on February 20, 2009.

The following information applies to all warrants outstanding at October 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	6,923,780	2.42	$0.15	6,923,780	$0.15
$0.35	26,666,666	4.27	$0.35	26,666,666	$0.35
	33,590,446		$0.31	33,590,446	$0.31

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 9 - CONSULTING AGREEMENTS AND COMMITMENTS

CONSULTING AGREEMENTS

On April 29, 2009 the Company entered into a consulting agreement with China Direct Investments, Inc. to provide services during the period beginning May 1, 2009 through April 30, 2010. Under the terms of the agreement China Direct Investments, Inc. will provide advice regarding general business matters, evaluate potential sources of investment capital, manage professional resources, coordinate filings with the SEC, assist in the implementation of internal controls, translation services, and assist in the coordination of investor road shows, or investment conferences. As compensation for services we agreed to issue 1,300,000 shares of our common stock with a fair value of $260,000 and pay $150,000. During the first six months of fiscal 2010 we issued 1,300,000 shares of our common stock with a fair value of $260,000 and paid $150,000 to China Direct Investments, Inc. in connection with this consulting agreement.

In October 2009 we signed an exclusive distribution agreement with Hunan Fuhui Flavors Co. Ltd. to distribute our stevia extract within Hunan province in China.  Under the terms of the one year agreement, we will provide marketing support and technical staff to support Hunan Fuhui’s sales efforts within the province.

NOTE 11 - SEGMENT INFORMATION

For the three and six months ended October 31, 2009 and 2008, the Company operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and stevia fertilizer and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. The Company's reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed information with respect to these reportable business segments for the second quarter of fiscal 2010 is as follows:

(Unaudited)	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$2,876,042	$875,080	$-	$3,751,122
Interest income	7,423	8,155	120	15,698
Depreciation and amortization	421,338	76,813	-	498,151
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	9,196	(118,389)	(86,455)	(195,648)
Segment assets	$30,884,338	$12,328,129	$129,907	$43,342,374

Condensed information with respect to these reportable business segments for the first six months of fiscal 2010 is as follows:

(Unaudited)	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$5,378,392	$1,776,704	-	$7,155,096
Interest income	9,141	16,520	170	25,831
Depreciation and amortization	832,383	153,338	-	985,721
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	94,152	(98,860)	(561,139)	(565,847)
Segment assets	$30,884,338	$12,328,129	$129,907	$43,342,374

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

Condensed information with respect to these reportable business segments for the second quarter of fiscal 2009 is as follows:

(Unaudited)	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$4,141,971	$2,417,941	$-	$6,559,912
Interest income	(3,835)	14,943	-	11,108
Depreciation and amortization	338,011	75,585	-	413,596
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	323,452	235,726	(141,347)	417,831
Segment assets	$26,671,834	$13,000,519	$2,174,587	$41,846,940

Condensed information with respect to these reportable business segments for the first six months of fiscal 2009 is as follows:

(Unaudited)	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$7,661,068	$5,126,716	$-	$12,787,784
Interest income	(1,249)	24,968	-	23,719
Depreciation and amortization	625,002	149,617	-	774,619
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	533,756	481,317	(299,608)	715,465
Segment assets	$26,671,834	$13,000,519	$2,174,587	$41,846,940

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued through December 14, 2009 and determined no significant subsequent events occurred that would require disclosure.

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

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009” and the coming year ending April 30, 2010 is referred to as “fiscal 2010”.  Also, the three month period ending October 31, is our second quarter and the three month period ending October 31, 2009 is referred to as the “second quarter of fiscal 2010”. Likewise, the three month period ending October 31, 2008 is referred to as the “first quarter of fiscal 2009”.  Also, the six month period ending October 31, 2009 is referred to as the “first six months of fiscal 2010” and the six month period ending October 31, 2008 is referred to as the “first six months of fiscal 2009.”

Overview

We sell stevioside, a natural sweetener, and we manufacture and sell a variety of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. Substantially all of our operations are located in the PRC.  We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers
Our operations are organized in two operating segments related to our product lines:

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

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside. OnlySweet is carried in approximately 3,500 stores in the U.S. and is generally displayed in the sweetener aisle with alternative sweeteners. Through our equity method investment in Sunwin USA and relationship with Wild Flavors we support the marketing of OnlySweet as a zero calorie sweetener alternative; as well as a “green” alternative. Natural products are one of the fastest growing segments in the grocery industry.

On May 11, 2009 we converted our former consolidated subsidiary Sunwin Stevia International  Sunwin USA and contributed $423,493 of net assets into the newly formed entity.  We retain a 55% ownership interest in the new company, but due to the aggregate impact of veto and approval rights of the minority voting interest we will not consolidate this entity; as such, beginning with the first quarter of 2010 we do not include the revenues and expenses of this entity in our unaudited consolidated financial statements, instead we account for our 55% interest in net income of the entity as part of other income.  As our historic revenues from the sales of OnlySweet represented approximately 3% of our revenues for fiscal 2009 we do not anticipate that our inability to consolidate this entity will adversely impact our revenues in future periods.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

Our Performance

In the second quarter and first six months of fiscal 2010 our total revenues, including related party revenues, declined by approximately 43% and 44% as compared to the same periods of fiscal 2009. During the second quarter of fiscal 2010, revenues from our stevioside segment decreased approximately 31% as compared to the second quarter of fiscal 2009 and revenues from our Chinese and veterinary medicines segment decreased approximately 64% as compared to the second quarter of fiscal 2009.  Similarly, during the first six months of fiscal 2010, revenues from our stevioside segment decreased approximately 30% as compared to the same period in fiscal 2009 and revenues from our Chinese and veterinary medicines segment decreased approximately 65% as compared to the same period of fiscal 2009.  These decreases were primarily due to decreased customer demand due to decreased customer production levels due to severe flooding in July, 2009 and regulatory limitations on livestock breeding in response to the H1N1 pandemic within China. Also, delayed recovery from the recent global economic crisis caused lower sales levels as compared to the same periods in fiscal 2009.

While our total operating expenses decreased 27% and 16% in the second quarter and first six months of fiscal 2010, respectively, from the comparable periods in fiscal 2009, we reported a net loss of approximately $228,000 and $625,000 for the second quarter and first six months of fiscal 2010, respectively, compared to net income of approximately $421,000 and $719,000 for the second quarter and first six months of fiscal 2009.  Further, we reported a net loss attributable to our company of approximately $196,000 and $566,000 for the second quarter and first six months of fiscal 2010, respecvtiely, as compared to net income attributable to our company of approximately $418,000 and $715,000, respectively, for the second quarter and first six months of fiscal 2009.  These declines in net income are primarily a result of the significant decrease in our revenues in the 2010 period.

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
-
On September 15, 2009, we completed the process for U.S. Food and Drug Administration (“FDA”) self-affirmed Generally Recognized as Safe (“GRAS”) status for our high grade stevioside extracts.  Self-affirmed GRAS status is an authorized FDA designation that allows us to perform the necessary research on our products to determine whether there is reasonable certainty in the minds of competent scientists that our products are not harmful under the intended conditions of use.

-
During the second quarter of fiscal 2010 we made the initial steps in for approval of new products in our Chinese and veterinary medicine segment.  We made an approximately $438,000 deposit for research, testing and related consulting fees for these products and are seeking sufficient research for regulatory approval of such products.

Further, we have begun to see the effects of these developments during the current year with an overall 10% increase in revenues in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010 representing mild quarter-over-quarter growth.  This increase is made up of a 15% increase in revenues from our stevioside segment partially offset by a 3% decrease in revenues from our Chinese and veterinary medicines segment.

These opportunities will, however, face the challenges which have impacted our Chinese and veterinary medicine segment created by the global economic slowdown, impact of flooding on the production capacity of our customers, government efforts to minimize the spread of the H1N1 pandemic.

Foreign Exchange Considerations

Revenues from our operations in the PRC accounted for substantially all of our revenues for the second quarter of fiscal 2010 and the second quarter of fiscal 2009. We report revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-20-35 of the FASB Accounting Standards Codification, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi (the “RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The effect of exchange rate changes on cash for the first six months of fiscal 2010 and the first six months of fiscal 2009 were a net decrease of $3,562 and net increase $121,535, respectively.  If any increase in the value of the RMB were to occur in the future, our product sales in the PRC and in other countries may be negatively affected.

At October 31, 2009 we held cash of $2,494 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian dollar. We periodically evaluate the credit quality of the financial institutions in which we hold deposits.

As a result of the currency translation adjustments, we reported unrealized gain on foreign currency translation of $27,207 and unrealized loss of $120,771 for the second quarter of fiscal 2010 and fiscal 2009, respectively. Also, we reported an unrealized loss of $16,873 and an unrealized gain of $497,620 for the first six months of fiscal 2010 and 2009, respectively.  These non-cash item, shown here before amounts attributable to noncontrolling interest, had the effect of decreasing our comprehensive loss for the second quarter of fiscal 2010 and increasing our comprehensive loss the first six months of fiscal 2010.

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

We also rely on assumptions and estimates to calculate reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of expiration of our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment of the Consolidated Financial Statements appearing elsewhere herein for further information on asset groups and estimated useful lives.

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

We account for stock options issued to employees as compensation expense in the statement of operations.  We calculate the total cost based on the grant-date fair value of stock options and other equity-based compensation issued to employees and recognize the expense over the required service period.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities .  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99?? which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” .  This update represents a correction to Section 323-10-S99-4,  Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

 Overall

In the second quarter of fiscal 2010, our total revenues decreased approximately 43% from the second quarter of fiscal 2009. This decrease is a result of a $1,542,861 decrease in sales in our Chinese and veterinary medicine segment or approximately 64% and a $1,265,929 decrease in sales in our stevioside segment or approximately 31%.

During the first six months of fiscal 2010, our total revenues decreased approximately 44% from the first six months of fiscal 2009. This decrease is a result of a $3,350,012 decrease in sales in our Chinese and veterinary medicine segment or approximately 65% and a $2,282,676 decrease in sales in our stevioside segment or approximately 30%.

The decreases in demand for our products is primarily due to (i) reduced customer demand over all product categories due to slow recovery in response to the global economic downturn, and (ii) customer demand has been further reduced as a result of restrictions imposed by the PRC on the use of antibiotics and breeding of livestock impacted by the H1N1 flu virus.

Our gross profit in the second quarter of fiscal 2010 decreased approximately 58%, as compared to the second quarter of fiscal 2009. In the second quarter of fiscal 2010, cost of sales as a percentage of revenues increased approximately 5%. This increase is attributable to higher costs of production associated with production of smaller quantities as a result of the decreased sales in both segments. Also, through our acquisitions of Qufu Shengren in the fourth quarter of fiscal 2009 we have begun production of higher grades of stevia; this transition has resulted in higher costs associated with converting Qufu Shengren’s production facility resulting in lower margins in the short-term. We expect our production costs to decrease as a percentage of revenues as higher demand for higher grades of stevia increase.

In the second quarter of fiscal 2010, total operating expenses decreased approximately 27% compared to the second quarter of fiscal 2009. Total operating expenses decreased primarily as a result of an approximately $201,000 decrease in selling expense or 44% as a result of lower sales while general and administrative expenses decreased approximately $16,000 or 2% due to a decrease in management fee expense.  Selling expenses as a percentage of revenues remained consistent at 7% during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 with the largest overall decrease of approximately $202,000 in lower commissions, this overall decreases was partially offset by $26,000 increase in promotions and travel expense in our effort to regain lost revenue.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

During the first six months of fiscal 2010, total operating expenses decreased approximately 16% compared to the same period in fiscal 2009. Total operating expenses decreased primarily as a result of an approximately $353,000 decrease in selling expense or 38% as a result of lower sales while general and administrative expenses decreased by approximately $36,000 or 3% due to a $264,000 decrease in management fee expense partially offset by an $145,000 increase in depreciation due to our fiscal 2009 acquisitions and $13,000 increase in stock-based consulting expense for fees paid to consultants for our external financial reporting.  Selling expenses as a percentage of revenues remained relatively consistent increasing to 8% during the first six months of fiscal 2010 from 7% during the comparable period of fiscal 2010.

The following table provides information on revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for the second quarter of fiscal 2010 and 2009, as well as information related to our corporate operating expenses:

	Stevioside		Chinese and Veterinary Medicines		Corporate and Other		Consolidated
	For the three months ended October 31,
(Unaudited)	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$2,876,042	$4,141,971	$875,080	$2,417,941	$-	$-	$3,751,122	$6,559,912
Cost of Sales	$2,387,351	$3,237,447	$672,352	$1,674,897	$-	$-	3,059,703	4,912,344
Gross Profit	488,691	904,524	202,728	743,044	-	-	691,419	1,647,568
Total Operating Expenses	$503,028	$515,176	$329,574	$489,046	$3,818	$141,347	836,420	1,145,569
Total Income (Loss) from Operations	$(14,337)	$389,348	$(126,846)	$253,998	$(3,818)	$(141,347)	$(145,001)	$501,999

Other key indicators:

All figures are shown as percentage of revenues	Stevioside		Chinese and Veterinary Medicines		Consolidated
	For the three months ended October 31,
(Unaudited)	2009	2008	2009	2008	2009	2008
Cost of Sales	83%	78%	77%	69%	82%	75%
Selling expenses	4%	4%	16%	13%	7%	7%
General & administrative expenses	13%	8%	21%	7%	15%	10%
Total Operating Expenses	17%	12%	38%	20%	22%	17%

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

The following table provides information on revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for the first six months of fiscal 2010 and 2009, as well as information related to our corporate operating expenses:

	Stevioside		Chinese and Veterinary Medicines		Corporate and Other		Consolidated
	For the six months ended October 31,
(Unaudited)	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$5,378,392	$7,661,068	$1,776,704	$5,126,716	-	-	$7,155,096	$12,787,784
Cost of Sales	4,367,082	6,043,807	1,338,617	3,586,204	-	-	5,705,699	9,630,011
Gross Profit	1,011,310	1,617,261	438,087	1,540,512	-	-	1,449,397	3,157,773
Total Operating Expenses	947,929	981,909	555,929	1,016,104	416,253	298,808	1,920,111	2,296,821
Total Income (Loss) from Operations	$63,381	$635,352	$(117,842)	$524,408	$(416,253)	$(298,808)	$(470,714)	$860,952

Other key indicators:

All figures are shown as percentage of revenues	Stevioside		Chinese and Veterinary Medicines		Consolidated
	For the six months ended October 31,
(Unaudited)	2009	2008	2009	2008	2009	2008
Cost of Sales	81%	79%	75%	70%	80%	75%
Selling expenses	5%	4%	17%	13%	8%	7%
General & administrative expenses	13%	9%	14%	7%	19%	11%
Total Operating Expenses	18%	13%	31%	20%	27%	18%

Stevioside Segment

In the second quarter and first six months of fiscal 2010, revenues from our stevioside segment decreased approximately 31% and 30%, respectively, as compared to the same periods of fiscal 2009. In the second quarter and first six months of fiscal 2010, revenues from this segment represented approximately 77% and 75%, respectively, of our total revenues as compared to approximately 63% and 60%, respectively, in the same periods of fiscal 2009; our stevioside segment's larger share of our total sales is due to our continued focus of sales efforts in our stevioside segment.  The decrease in revenues is primarily attributable to a reduction in customer demand as result of a slow recovery from the overall world economic crisis. Customer demand has also decreased in South Korea as a result of an approximately 13% devaluation of South Korean Won compared to the RMB during the same period in the prior year.    We can attribute approximately $162,000 or 6% of stevioside segment revenues during the second quarter of fiscal 2010 and $376,000 or 7% of stevioside segment revenues during the first six months of fiscal 2010 to sales from our acquisitions of Qufu Shengren during the last quarter of fiscal 2009 which did not contribute to revenues in the second quarter or first six months of fiscal 2009.

Our gross profit in this segment in the second quarter and first six months of fiscal 2010 decreased approximately 46% and approximately 37%, respectively, compared to the same periods of fiscal 2009 primarily as a result of decreased revenues and increased of cost of sales. In the second quarter and first six months of fiscal 2010, cost of sales as a percentage of revenues in our stevioside segment was approximately 83% and 81%, respectively, increasing five percentage points from the second quarter of fiscal 2009 and two percentage points from the first six months of fiscal 2009. Through our acquisition of Qufu Shengren we have begun to produce higher grades of stevioside. This acquisition has allowed us to realize efficiencies in the production of higher grade stevioside as we are able to specialize different production facilities for our different products.

In the second quarter and first six months of fiscal 2010, operating expenses for our stevioside segment decreased approximately 2% and 3%, respectively, from the comparable periods in fiscal 2009 which is primarily attributable to the waiver of a management fee in the first six months of fiscal 2010 related to housing provided to certain non-management employees, insurance for our employees, rent for our principal offices and the use of research and development facilities.  We paid approximately $73,000 to Pharmaceutical Corporation, an entity controlled by our President and Chairman, Mr. Zhang for the first six months of fiscal 2009, and were granted a waiver for the remaining calendar year ending December 31, 2009.  This decrease was partially offset by an increase in depreciation expense resulting from the acquisitions in this segment in fiscal 2009.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

We continue to place emphasis on the expansion of sales of stevioside in the PRC and throughout Asia and North America. In February 2009, we entered into a distribution agreement with Wild Flavors in connection with their investment in our company. We believe this relationship has the potential to expand revenues in this market through improvements in product development, marketing, and distribution.  Furthermore, in October 2009 we signed an exclusive distribution agreement with Hunan Fuhui Flavors Co. Ltd. to distribute our stevia extract within Hunan province in China.  Under the terms of the one year agreement, we will provide marketing support and technical staff to support Hunan Fuhui’s sales efforts within the province. Additionally, Hunan Fuihui must distribute at least 50 tons of stevia extract within the first year for this agreement to be subject to renewal. Hunan Fuhui is an experienced distributor based in the Hunan province, located in southern China and home to more than 64 million people.

Chinese and Veterinary Medicine Segment

In the second quarter and first six months of fiscal 2010, revenues from our Chinese and veterinary medicine segment decreased approximately 64% and 65%, respectively, compared to the same periods of fiscal 2009. During the second quarter and first six months of fiscal 2010 period, revenues from this segment represented approximately 23% and 25%, respectively, of our total revenues as compared to approximately 37% and 40%, respectively, in the second quarter and first six months of fiscal 2009. In the second quarter and first six months of fiscal 2010 we generated revenues of approximately $481,000 and $952,000 from our traditional Chinese medicine products as compared to approximately $1.2 million and $2.7 million in the second quarter and first six months of fiscal 2009, a decrease of approximately 45% and 65%, respectively.  In the second quarter and first six months of fiscal 2010 we generated revenues of approximately $392,000 and $822,000, respectively from our veterinary medicine products, a decrease of approximately 68% and 66% as compared to the first quarter and first six months of 2009, respectively. As described earlier in this section demand for our products in this segment declined as a result of a variety of factors

In the second quarter and first six months of fiscal 2010, cost of sales as a percentage of revenues represented approximately 77% and 75%, respectively, of revenues within this segment, as compared to approximately 69% and 70%, respectively, of revenues in the second quarter and first six months of fiscal 2009. Our cost of revenues increased as a percentage of revenues primarily due to higher costs of production associated with production of smaller quantities as a result of the decreased sales.

In the second quarter and first six months of fiscal 2010 our gross profit within this segment decreased approximately 73% and 72%, respectively, from the second quarter and first six months of fiscal 2009.

In the second quarter and first six months of fiscal 2010, operating expenses of this segment decreased approximately 33% and 45%, respectively, primarily due to decreases in commissions and shipping expense as a result of lower revenues as well as a decrease in management fee as described above.  This segment paid approximately $44,000 for this fee during the first six months of fiscal 2009 that was not replicated in the current period. Operating expenses as a percentage of revenues increased to approximately 38% and 31% in the second quarter and first six months of fiscal 2010, respectively.

Corporate and Other

We incur various operating expenses at the corporate level related to stock-based compensation, legal, auditing, professional and business consultants. For the second quarter of fiscal 2010, these expenses decreased approximately 97% as compared to the second quarter of fiscal 2009. This decrease resulted primarily from the accounting treatment of the renewal of our consulting agreement with China Direct Investments, Inc. for consulting services to be provided throughout the rest of fiscal 2010.  We fully expensed all of these consulting services in the first quarter of fiscal 2010 due to the lack of forfeiture or vesting provisions in our agreement with such consultants.  For the first six months of fiscal 2010, these expenses increased 39% as a result of recognizing a full year of this consulting expense in the first quarter of fiscal 2010.

 TOTAL OTHER INCOME (EXPENSE)

In the second quarter of fiscal 2010, our total other expense increased approximately $79,000 to an expense item of $66,982 as compared to an income item of $11,650 during the second quarter of fiscal 2009.. In the first six months of fiscal 2010, our total other expense increased approximately $139,000 to an expense item of $114,206 as compared to an income item of $24,501 during the first six months of fiscal 2009. Other expense for the second quarter and first six months of fiscal 2010 is primarily due to our equity in the loss of our equity method investee, Sunwin USA.

In the second quarter and first six months of fiscal 2010, interest income increased $4,590 and $2,112, respectively, from the second quarter and first six months of fiscal 2009. These increases reflected more interest earned due to comparatively more cash held in banks.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NET INCOME (LOSS) ATTRIBUTABLE TO SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

In the second quarter and first six months of fiscal 2010 we reported a net loss attributable to Sunwin International Neutraceuticals, Inc. of $195,648 and $565,847, respectively, as compared to net income attributable to Sunwin International Neutraceuticals, Inc. of $417,831 and $715,465 for the second quarter and first six months of fiscal 2009, respectively. These decreases are primarily due to an approximate 64% and 31% drop in revenues during the first six months in our Chinese and veterinary medicine segment and stevioside segment, respectively, an overall increase in cost of sales as a percentage of revenue to 80% during the first six months of fiscal 2010 and approximately $83,000 and $145,000 loss from our equity in loss in Sunwin USA for the second quarter and first six months of fiscal 2010, respectively.  These items are partially offset by a decrease in corporate income taxes of approximately $76,000 and $127,000 for the second quarter and first six months of fiscal 2010, respectively, and the effect of attributing approximately $32,000 and $59,000, respectively, of Qufu Shengwang’s loss to the noncontrolling interest for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash.The following table provides certain selected balance sheet comparisons between October 31, 2009 and April 30, 2009, respectively:

	October 31, 2009	April 30, 2009	$ Increase/ Decrease	% Increase/ Decrease
	(Unaudited)
Working Capital	$19,939,598	$19,891,064	$48,534	0.2%
Cash	$10,621,796	$10,487,165	$134,631	1%
Accounts receivable, net	3,477,387	4,011,446	(534,059)	-13%
Inventories, net	7,117,273	7,415,809	(298,536)	-4%
Taxes receivable	39,390	-	39,390	n/m
Prepaid expenses and other current assets	893,301	294,210	599,091	204%
Total current assets	22,149,147	22,208,630	(59,483)	0%
Equity Method Investment	278,437	-	278,437	n/m
Property and equipment, net	18,652,327	19,121,340	(469,013)	-2%
Land use rights	2,262,463	2,289,267	(26,804)	-1%
Total Assets	$43,342,374	$43,619,237	$(276,863)	-1%

Accounts payable and accrued expenses	$2,182,589	$2,098,967	$83,622	4%
Other current payables	-	10,000	(10,000)	-100%
Taxes payable	25,483	160,021	(134,538)	-84%
Due to related party	1,477	58,578	(57,101)	-97%
Total current liabilities	2,209,549	2,327,566	(118,017)	-5%
Other payables	157,763	157,830	(67)	0%
Total liabilities	$2,367,312	$2,485,396	$(118,084)	-5%
n/m = not material

From an overall perspective, the current global economic downturn has not had a significant impact upon our liquidity as the majority of our short-term financing is obtained through payment terms with our suppliers and vendors rather than business loans from banks. The economic downturn and reactions to the swine flu virus has impacted our operations and has reduced customer demand over all product categories in both segments as described earlier in this report and our customers are slower to pay us with days sales outstanding increasing to an average of 96 days for the first six months of fiscal 2010 up from 56 days for the first six months of fiscal 2009.

At October 31, 2009, we had working capital of $19,939,598 including cash of $10,621,796 as compared to working capital of $19,891,064 including cash of $10,487,165 at April 30, 2009. Our cash position by geographic area was as follows:

	October 31, 2009	April 30, 2009
	(Unaudited)
China	$10,491,889	$10,100,869
United States	127,413	380,487
Canada	2,494	5,809
Total	$10,621,796	$10,487,165

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

Accounts receivable, net of allowance for doubtful accounts, at October 31, 2009 decreased approximately $534,000 from April 30, 2009.  Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, decreased minimally $884 from April 30, 2009. While we have seen an increase in day’s sales outstanding in the current period, the aging of our receivables and our perception of our customers’ abilities to pay have not significantly changed to require a modification to our allowance for doubtful accounts as of October 31, 2009.  Our total allowance for doubtful accounts as of April 30, 2009 is related to our Chinese and veterinary medicine segment. We may, however, collect all or a portion of these doubtful accounts. At October 31, 2009 accounts receivables decreased 13% as a result of our decrease in sales compared to the fourth quarter of fiscal 2009. Our day’s sales outstanding increased to an average 96 days outstanding during the first six months of fiscal 2010 from 56 days during the first six months of fiscal 2009. This is a result of slower payments from customers.

At October 31, 2009, inventories, net of reserve for obsolete inventory, decreased $298,536 as compared to April 30, 2009. This decrease is primarily due to an offsetting effect of (i) decrease is raw materials inventory as we delay replacement of used up raw material in anticipation of the harvest season of stevia leaves in the third quarter of fiscal 2010 and (ii) an increase in levels of finished goods on hand as a result of declining demand and decreased sales.

Prepaid expenses and other current assets increased $599,091 or approximately 204% at October 31, 2009 as compared to April 30, 2009. This increase was primarily related to an approximately $292,000 deposit for research and testing and $146,000 of prepaid consulting fees for new products in our Chinese and veterinary medicine segment. The project has not been completed and this deposit will be amortized as the work is completed.  The change is also attributable to timing differences near our fiscal year end related to advances to suppliers. These advances reflect deposits to suppliers in anticipation of the upcoming harvest season and are related to future delivery of raw materials inventory.

At October 31, 2009, we had property and equipment, net of accumulated depreciation, of $18,652,327 as compared to $19,121,340, a 1% decrease from April 30, 2009. This decrease is due to normally occurring depreciation expense during the first six months of fiscal 2010 offset by $499,343 in fixed asset capital expenditures.

At October 31, 2009, we reflected $2,182,589 of accounts payable and accrued expenses, a 4% increase from April 30, 2009. This balance includes trade accounts payable and accrued expenses of $1,986,718 and accrued salaries and benefits of $195,871. Of the total accounts payable and accrued expenses at April 30, 2009, approximately $1.4 million relates to our stevioside segment, with the balance of approximately $789,000 relating to our Chinese and veterinary medicine segment. The change at October 31, 2009 compared to April 30, 2009 reflects timing differences of payments made in the ordinary course of business.

At October 31, 2009, we had a due to related parties balance of $1,477, an approximate 97% decrease from April 30, 2009 as we repaid an advance from Mr. Ma Qiang of $57,100 during the second quarter of fiscal 2010.

At October 31, 2009, we had other current payables of $0 compared to $10,000 at April 30, 2009; other current payables included a $10,000 unsecured, non-interest bearing, advance from an unrelated party. We repaid this advance during the second quarter of fiscal 2010.

At October 31, 2009, we held cash of $10,621,796 as compared to cash of $10,487,165 at April 30, 2009, an increase of $134,631. During the first six months of fiscal 2010, net cash provided by operating activities totaled $742,230, net cash used in investing activities was $759,912, net cash provided by financing activities was $155,875, and the effect of prevailing exchange rate on cash of $3,562.

Net cash provided by operating activities increased approximately $1.2 million to $742,230 during the first six months of fiscal 2010 as compared to cash used in operating activities of $479,708 for the first six months of fiscal 2009. During the first six months of fiscal 2010, we used $601,090 in prepaid expenses, $173,824 to pay down taxes payable. These uses were primarily offset by adjustments to net income of non cash expenses of $1,390,777 related to depreciation, amortization, and stock-based consulting, $461,733 received from customers paying off receivables, and $128,887 due to decreased inventory levels. Comparatively during the first six months of fiscal 2009, cash used in operating activities of $479,708 is primarily due to $3,619,213 increase in inventory, and payments for taxes and $546,221 offset by adjustment to net income for non-cash expenses of $1,093,160 and similar paying down of accounts receivable from our customers of $473,858 .

Net cash used in investing activities totaled $759,912 during the first six months of fiscal 2010 as compared to cash provided of $229,234 during the first six months of fiscal 2009. In May, 2009 we converted Sunwin Stevia International into Sunwin USA and in the process deconsolidated the former subsidiary due to our loss of controlling interest and management control of the entity.  As part of the deconsolidation, $260,569 of cash belonging to Sunwin USA is no longer consolidated in our consolidated financial statements and is presented as cash contributed to this equity method investment.  We also spent $499,343 in capital expenditures associated with capital improvements in our stevioside segment.  This is an increase of $989,146 of cash used in investing compared to the first six months of fiscal 2009 when we acquired $410,704 in cash from our acquisition of Qufu Shengwang and we spent $181,470 for capital expenditures.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

Net cash provided by financing activities totaled $155,875 during the first six months of fiscal 2010 as compared to cash provided of $100,000 during the first six months of fiscal 2009.  During the second quarter of fiscal 2010, 1,486,500 of our common stock purchase warrants were exercised at $0.15 providing proceeds of $222,975, this inflow was offset by repayment of a $57,100 advance from a related party and repayment of a $10,000 short-term loan, both occurring during the second quarter of fiscal 2010.  During the first quarter of fiscal 2009, we received $100,000 in short-term financing paid off later in fiscal 2009.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009:

-	Dependence upon continued market acceptance of our stevioside products and obtaining GR approval in other countries in the world that do not permit use of steviosides in food products;
-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on our president, as well as his affiliated companies, Pharmaceutical Corporation and Shandong Group;
-	Our ability to assure that related party transactions are fair to our company;
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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, our  who serves as our principal executive officer and our Chief Financial Officer who serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 3M-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period ended October 31, 2009 (the “Evaluation Date”). Based on this evaluation, and as described below under “Changes in Internal Control over Financial Reporting”, we indentified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 3M-15(f)) described in the next section. Solely as a result of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2009, which is the end of the period covered by this report.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

Our "disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Sac’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: December 14, 2009	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 14, 2009	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer