Form 10-Q
period 2010-01-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2010-03-22
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 19, 2009 there were 154,267,127 shares of the registrant's common stock issued and outstanding.

- i -

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

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11,538,243	$10,487,165
Accounts receivable, net of allowance for doubtful accounts of $828,282 and $817,923, respectively	3,301,671	4,011,446
Accounts receivable-related party	117,678	-
Inventories, net	6,434,999	7,415,809
Prepaid expenses and other assets	840,919	294,210
Total Current Assets	22,233,510	22,208,630

EQUITY METHOD INVESTMENT	207,361	-
PROPERTY AND EQUIPMENT, net	16,290,777	19,121,340
LAND USE RIGHT	2,249,953	2,289,267
Total Assets	$40,981,601	$43,619,237

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,452,412	$2,098,967
Taxes payable	68,424	160,021
Due to related party	1,477	58,578
Advance from customers	17,552	-
Other current payables	-	10,000
Total Current Liabilities	2,539,865	2,327,566

DERIVATIVE LIABILITY	1,425,648	-
OTHER PAYABLES	157,791	157,830
Total Liabilities	4,123,304	2,485,396

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. SHAREHOLDER'S EQUITY
Preferred stock ($.001 Par Value; 1,000,000 shares authorized; No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 shares authorized; 153,282,127 and 149,902,927 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively)	153,282	149,903
Additional paid-in capital	26,537,368	27,712,257
Retained earnings	3,827,971	6,826,215
Other comprehensive income - foreign currency	3,818,977	3,828,469
Total Sunwin International Nequtraceuticals, Inc. shareholders' equity	34,337,598	38,516,844
Non-controlling interest	2,520,699	2,616,997
Total Shareholders' equity	36,858,297	41,133,841
Total Liabilities and Shareholders' Equity	$40,981,601	$43,619,237

See notes to unaudited consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended January 31,		For the nine months ended January 31,
	2010	2009	2010	2009

Revenues	$3,779,702	$5,019,760	$10,736,722	$17,807,544
Revenues - related party	125,936	-	324,012	-
Total Revenues	3,905,638	5,019,760	11,060,734	17,807,544
Cost of revenues	3,317,421	3,803,161	9,023,120	13,433,172
Gross Profit	588,217	1,216,599	2,037,614	4,374,372

OPERATING EXPENSES:
Stock-based consulting expenses	-	102,551	260,000	350,047
Selling expenses	285,430	477,020	855,032	1,399,375
Impairment of inventory	565,630		565,630
General and administrative	1,320,745	569,590	2,411,254	1,696,560
Total Operating Expenses	2,171,805	1,149,161	4,091,916	3,445,982

(LOSS) INCOME FROM OPERATIONS	(1,583,588)	67,438	(2,054,302)	928,390

OTHER INCOME (EXPENSE):
Equity in loss of equity method investees	(71,076)	-	(216,132)	-
Gain (loss) on change in fair value of derivative liability	(124,992)	-	(58,758)	-
Other expense	(22,415)	(365)	(17,396)	417
Loss on disposition of property and equipment	(1,100,813)	-	(1,100,813)	-
Interest income	14,366	13,136	40,197	36,855
Total Other (Expense) Income	(1,304,930)	12,771	(1,352,902)	37,272

(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(2,888,518)	80,209	(3,407,204)	965,662
INCOME TAXES	(23,361)	(51,941)	(63,322)	(218,541)
NET (LOSS) INCOME	(2,911,879)	28,268	(3,470,526)	747,121
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	36,748	(19,996)	95,782	(23,384)
NET (LOSS) INCOME ATTRIBUTABLE TO SUNWIN INTERNATIONAL NEUTRACUETICALS, INC.	(2,875,131)	8,272	(3,374,744)	723,737

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income per common share - basic and diluted	$(0.02)	$0.00	$(0.02)	$0.01
Weighted Common Shares Outstanding - basic and diluted	152,719,385	98,907,210	151,963,540	90,984,845

See notes to unaudited consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,470,526)	$747,121
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,422,877	1,197,515
Gain on change in fair value of derivative liability	58,758	-
Amortization of land use rights	38,731	21,495
Stock based consulting fees	260,000	350,047
Equity in loss of equity method investees	216,132	-
Impairement of inventory	565,630	-
Loss on disposition of property and equipment	1,083,932	-
Allowance for doubtful accounts	10,560	20,964
Changes in assets and liabilities:
Accounts receivable	627,558	446,076
Inventories	246,679	(2,318,340)
Prepaid expenses and other current assets	(551,621)	(143,614)
Accounts payable and accrued expenses	353,955	(412,526)
Amounts due from related parties	(117,656)	-
Other payable	79,115	-
Other current payable	(10,000)	-
Taxes payable	(91,540)	(233,234)
Advances from customers	17,549	(12,952)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	740,133	(337,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to equity method investment	(260,569)	-
Cash acquired in acquisition	-	410,704
Proceeds from property and equipment disposal	877,427	-
Purchase of property and equipment	(559,097)	(242,875)
NET CASH PROVIDED BY INVESTING ACTIVITIES	57,761	167,829

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	311,880	-
Repayment of related party advances	(57,100)	-
Proceeds from short term loan	-	80,000
Proceeds from short term loan - related party	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	254,780	180,000

EFFECT OF EXCHANGE RATE ON CASH	(1,596)	136,288
NET INCREASE IN CASH	1,051,078	146,669
CASH - beginning of fiscal year	10,487,165	6,811,136
CASH - end of period	$11,538,243	$6,957,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$14,486	$-
Cash paid for interest	$-	$6,900

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with acquisition per final purchase price	$-	$4,026,851
Issuance of common stock in connection with acquisition and refundable per final purchase price	$-	$2,173,562
Repayment of subscription receivable offset by forgiveness of liability	$-	$372,900
Fair value of non-cash assets contributed to equity method investment	$239,107	$-
Fair value of liabilities contributed to equity method investment	$76,183	$-

See notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Year Ended April 30, 2009 and Nine Months Ended January 31, 2010 (Unaudited)

	Sunwin International Neutraceuticals, Inc. Shareholders' Equity
						Accumulated
	Common Stock, $.001 Par Value		Additional			Other
	Number of		Paid-in	Retained	Subscription	Comprehensive	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Receivable	Loss	Interest	Income	Equity
Balance, April 30, 2008	87,006,936	$87,007	$17,218,066	$6,325,919	$(372,900)	$3,189,794	$-	$-	$26,447,886
Common stock issued for acquicition	40,609,681	$40,610	$7,083,483						7,124,093
Noncontrolling interest in Qufu Shengwang							2,731,970		2,731,970
Common stock sold for cash	20,000,000	$20,000	$2,970,000						2,990,000
Common stock issued for placement fee	1,000,000	$1,000	$(1,000)						-
Placement fee paid			$(100,000)						(100,000)
Exercise of Warrants	1,286,310	$1,286	$191,660						192,946
Subscription receivable					372,900				372,900
Amortization of stock based compensation		-	350,048	-		-			350,048
Comprehensive income:
Net income for the year	-	-	-	500,296		-	(114,973)	385,323	385,323
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						638,675	-	638,675	638,675
Other comprehensive income (loss)								638,675	638,675
Comprehensive income	-	-	-	-	-	-	-	1,023,998	1,023,998
Balance, April 30, 2009	149,902,927	149,903	27,712,257	6,826,215	-	3,828,469	2,616,997	1,023,998	41,133,841

Common stock issued for services	1,300,000	1,300	258,700						260,000
Exercise of Warrants	2,079,200	2,079	309,801						311,880
Cumulative effect of change in accounting principle-
adoption of EITF 07-05 effective January 1, 2009			(1,743,390)	376,500					(1,366,890)
Comprehensive income:
Net income for the year	-	-	-	(3,374,744)		-	(95,782)	(3,470,526)	(3,470,526)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						(9,492)	(516)	(10,008)	(10,008)
Other comprehensive income (loss)								(10,008)	(10,008)
Comprehensive income	-	-	-	-	-	-	-	(2,456,536)	(3,480,534)
Balance, January 31, 2010	153,282,127	$153,282	$26,537,368	$3,827,971	$-	$3,818,977	$2,520,699	$(2,456,536)	$36,858,297

See notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

BASIS OF PRESENTATION

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009” and the coming year ending April 30, 2010 is referred to as “fiscal 2010”.  Also, the three month period ending January 31, is our third quarter and the three month period ending January 31, 2010 is referred to as the “third quarter of fiscal 2010”. Likewise, the three month period ending January 31, 2009 is referred to as the “third quarter of fiscal 2009”.  Also, the nine month period ending January 31, 2010 is referred to as the “first nine months of fiscal 2010” and the nine month period ending January 31, 2009 is referred to as the “first nine months of fiscal 2010.”

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

The unaudited consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated interim financial statements should be read in conjunction with the financial statements for the year ended April 30, 2009 and notes thereto contained on Form 10-K of the Company as filed with the SEC. The result of operations and cash flows for the nine months ended January 31, 2010, are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants. We also rely on assumptions and estimates to calculate reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of expiration duration on our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment for further information on asset groups and estimated useful lives.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At January 31, 2010 and April 30, 2009, the allowances for doubtful accounts were $828,282 and $817,923, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

DERIVATIVE LIABILITY

We issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share in connection with our 2007 Unit Offering which expire March 26, 2012; 8,410,280 and 6,331,080 of these warrants remain issued and outstanding as of May 1, 2009 and January 31, 2010, respectively. On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  The last sale price of our common stock on February 20, 2009 as reported on the OTC Bulletin Board was $0.30.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged. The exercise price of the warrants is subject to reset adjustment in the event of price reduction.  If we issue or sell shares of our common stock after the 2007 Unit Offering for an amount less than the original exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares.

Upon our adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) retroactively effective on May 1, 2009, we determined that the warrants did not qualify for a scope exception under FASB ASC Section 815-10-15 as they were determined to not be indexed to our stock.  This change in accounting policy became retroactively effective May 1, 2009 and the warrants were reclassified from equity to a derivative liability for the then fair market value of $1,366,890 and marked to market based upon valuation using the Black-Scholes option pricing model.  The value of the warrants decreased by $376,500 from March 23, 2007, the warrants issuance date, to the adoption date of ASC 815, May 1, 2009.  As of May 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $1,743,390 to reclassify the warrants from equity to derivative liability and a increase in retained earnings of $376,500 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and May 1, 2009.  For the three and nine months ended January 31, 2010, we recorded a loss on change in fair value of derivative liability of $124,992 and $58,758, respectively to mark to market for the increase in fair value of the warrants during the three and nine month periods ended January 31, 2010.  Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	May 1, 2009	July 31, 2090	October 31, 2009	January 31, 2010
Dividend Yield	0%	0%	0%	0%
Volatility	140%	139%	146%	134%
Risk Free Rate	1.39%	1.62%	1.43%	1.43%
Expected Term	2.92	2.64	2.39	2.17
Asset Price	$0.20	$0.20	$0.24	$0.29
Exercise Price	$0.15	$0.15	$0.15	$0.15

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
JANUARY 31, 2010
(UNAUDITED)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s loan payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at January 31, 2010 and 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

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

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2010	2009	2010	2009
Numerator:
Net (loss) income attributable to Sunwin International Neutraceuticals, Inc.	$(2,875,131)	$8,272	$(3,374,744)	$723,737
Numerator for basic EPS, (loss) income applicable to common stock holders	$(2,875,131)	$8,272	$(3,374,744)	$723,737

Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	152,719,385	98,907,210	151,963,540	90,984,845
Stock Awards, Options, and Warrants*	-	-	-	-
Denominator for basic earnings per share - adjusted weighted average number of common shares outstanding	152,719,385	98,907,210	151,963,540	90,984,845

Basic and Diluted loss Per common Share:
Earnings per share - basic	$(0.02)	$0.00	$(0.02)	$0.01
Earnings per share - duluted	$(0.02)	$0.00	$(0.02)	$0.01

* At January 31, 2009 outstanding warrants to purchase common stock, which could have resulted in the issuance of 9,696,590 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for third quarter and first nine months of fiscal 2009.  On February 20, 2009, the exercise price for a portion of outstanding warrants was reduced from $0.65 to $0.15.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

At January 31, 2010 outstanding purchase warrants which could have resulted in the issuance of 6,331,080 additional common shares were anti-dilutive as we reported a net loss applicable to our common shareholders; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  Both these tranches of warrants were not included in diluted earnings per calculations for the third quarter or first nine months of fiscal 2010.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with paragraph 360-10-35-17 of the FASB Accounting Standards Codification, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Accumulated depreciation on property and equipment totaled $5,262,044 and $5,726,352 at January 31, 2010 and April 30, 2009, respectively.  Also depreciation expense totaled $1,422,877 and $1,197,515 for the first nine months of fiscal 2010, and 2009, respectively.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-20-35 of the FASB Accounting Standards Codification and are included in determining net income or loss.

The reporting currency for the Company is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The cumulative translation adjustments were an unrealized loss of $10,008 for the first nine months of fiscal 2010 and unrealized gain of $564,632 for the first months of fiscal 2009.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our comprehensive income consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for the third quarter and first nine months of fiscal 2010 and 2009, respectively:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income	$(2,911,879)	$28,268	$(3,470,526)	$747,121
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax	6,865	67,012	(10,008)	564,632
Comprehensive Income	(2,905,014)	95,280	(3,480,534)	1,311,753
Comprehensive Income attributable to noncontrolling interests	36,773	(17,673)	96,298	(23,384)
Comprehensive (loss) Income attributable to Sunwin International Neutraceuticals, Inc.	$(2,868,241)	$77,607	$(3,384,236)	$1,288,369

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January 31, 2010, we had $11,320,502 on deposit in China, which is not insured. We have not experienced any losses in such accounts through January 31, 2010.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

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

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled approximately $189,404 and $354,431 for the first nine months of fiscal 2010 and fiscal 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 07-5 (ASC 815), "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6 (ASC 815), "The Meaning of "Indexed to a Company's Own Stock" (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).  Upon our adoption of ASC 815 retroactively effective on May 1, 2009, we determined that the warrants associated with a capital raise in March 2007 did not qualify for a scope exception under FASB ASC Section 815-10-15 as they were determined to not be indexed to our stock.  This change in accounting policy became retroactively effective May 1, 2009 and the warrants were reclassified from equity to a derivative liability.

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities .  The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4,  Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE 2 - INVENTORIES

At January 31, 2010 and April 30, 2009, inventories consisted of the following:

	January 31,	April 30,
	2010	2009
	(unaudited)
Raw materials	$2,304,793	$3,136,205
Work in process	188,111	265,295
Finished goods	4,224,781	4,297,066
	6,717,685	7,698,566
Less: reserve for obsolete inventory	(282,686)	(282,757)
	$6,434,999	$7,415,809

Additionally, the Company assessed its materials and supplies inventory at January 31, 2010 and determined the book value of inventory exceeded the market value of the materials and supplies inventory. The assessment resulted in an impairment of $565,630 for the three and nine months ended January 31, 2010 and no impairment for the comparative periods in the prior fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

At January 31, 2010 and April 30, 2009, property and equipment consisted of the following:

		January 31,	April 30,
	Estimated Life	2010	2009
		(unaudited)
Office Equipment	5-7 Years	$192,677	$215,966
Auto and Trucks	10 Years	383,995	375,157
Manufacturing Equipment	20 Years	13,043,920	16,032,086
Buildings	20 Years	7,932,230	8,062,991
Construction in Process		-	161,492
		21,552,821	24,847,692
Less: Accumulated Depreciation		(5,262,044)	(5,726,352)
		$16,290,777	$19,121,340

For the three months ended January 31, 2010 and 2009, depreciation expense totaled $462,972 and $431,445, respectively.  For the nine months ended January 31, 2010 and 2009, depreciation expense totaled $1,422,877 and $1,197,515, respectively.

In November 2009, the Qufu City Environmental Protection Agency provided us notice to cease operations and vacate by December 31, 2009 our 36,000 square foot stevioside production facility that we leased from Qufu ShengDa Industry Co., Ltd., and unaffiliated government entity.  This notice followed a city policy to cease operations of factories not located in newly zoned areas of the city.   In connection with the cessation of operations at this facility, we abandoned production equipment located at this facility and we recognized a loss on disposal of equipment attributable to this event of $1,100,813.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated Life	January 31, 2010	April 30, 2009
		(Unaudited)
Land Use Right	45 years	$2,323,125	$2,323,710
Less: Accumulated Depreciation		(73,172)	(34,443)
		$2,249,953	$2,289,267

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

For the three months ended January 31, 2010 and 2009, amortization expense amounted to $12,925 and $12,946, respectively.  For the nine month period ended January 31, 2010 and 2009, amortization expense amounted to $38,731 and $21,495, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties

At January 31, 2010 and April 30, 2009, due to related parties consisted of the following:

	January 31, 2010	April 30, 2009
	(unaudited)
Due to Pharmaceutical Corporation	$1,477	$1,478
Due to Third party-Ma Qiang	-	57,100
	$1,477	$58,578

On September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from Mr. Ma Qiang, a party associated with our Chairman. The loan bears no interest, is unsecured and is due on demand. On September 5, 2008, three employees, including Ms. Wu our Chief Financial Officer, who collectively owed us $372,900 related to the exercise price of options granted and exercised in fiscal 2006 agreed to satisfy their obligation to us by assuming $372,900 of the $430,000 we owed to Mr. Qiang. As a result of this transaction, monies due us in the amount of $372,900 were satisfied and the remaining balance due to Mr. Qiang was $57,100 at April 30, 2009.  This amount was repaid to Mr. Qiang during the second quarter of fiscal 2010 leaving $0 outstanding at January 31, 2010.

Section 402 of the Sarbanes Oxley Act of 2002 prohibits granting credit in the form of a personal loan to a director or executive officer of a public company. The delivery by Ms. Wu to us of a promissory note as consideration for the payment of the exercise price of the options was considered the extension of credit to her and, accordingly, was in violation of Section 402 of the Sarbanes Oxley Act of 2002.  At January 31, 2010 and April 30, 2009 this extension of credit had a $0 balance and was satisfied as described above.

The Company has paid management fees Pharmaceutical Corporation, in which Mr. Laiwang Zhang, our president and chairman holds a majority interest. The management fees, which have been included in general and administrative expenses, totaled $0 and $347,274 for the nine months ended January 31, 2010 and 2009, respectively. At January 31, 2010, the Company owed Pharmaceutical Corporation $1,477 for management fees. Pharmaceutical Corporation has agreed to waive fees it charges us to provide consulting services to certain of its subsidiaries, including maintaining infrastructure and covering utility expenses of those entities for the calendar year 2009. In addition, Pharmaceutical Corporation has agreed that starting January 2010, the maximum consulting fee that will be charged to the Company by Pharmaceutical Corporation will be approximately $175,508 (RMB 1, 200,000) per year.  We are currently in discussions with Mr. Zhang regarding an additional waiver of this fee for the remainder of fiscal 2010 which we expect to obtain.  [

Accounts Receivable – related party

Total related party revenues during the third quarter of fiscal 2010 and 2009 was $125,936 and $0, respectively; and related party revenues during the first nine months of fiscal 2010 and 2009 was $324,012 and $0, respectively.  At January 31, 2010 and April 30, 2009, we reported $117,678 and $0 in accounts receivable – related party, respectively. We sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

 NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at January 31, 2010 and April 30, 2009 totaled $840,919 and $294,210, respectively, and includes an approximately $585,000 deposit for research and testing of a new product in our Chinese and veterinary medicine segment as well as an approximately $102,000 consulting contract. Both projects have not been completed and these prepaid amounts will be amortized as the work is completed. The balance relates to advances and prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us including employee advances. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

Total research and development expenses during the third quarter of fiscal 2010 and 2009 were $583,078 and $1,746, respectively, and total research and development expenses during the first nine months of the fiscal 2010 and 2009 were $670,680 and $35,627, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE 7 – EQUITY METHOD INVESTMENT

Sunwin USA, LLC

In fiscal 2009, we entered into a distributorship and operating agreement with Wild Flavors, Inc. ("Wild Flavors") for the worldwide distribution of our stevioside based sweetener products and issued Wild Flavors a 45% interest in Sunwin USA, LLC (“Sunwin USA”). In exchange, Wild Flavors’ agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services with a stated value of $1,000,000 over a period of two years beginning on February 5, 2009, and will act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs.  .

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

Under the terms of the operating agreement Wild Flavors manages all business and affairs of Sunwin USA, and has the right to appoint all of its officers.  Furthermore, the operating agreement prohibits us from terminating, limiting or restricting Wild Flavor’s authority, altering or rescinding the operating agreement, or binding Sunwin USA.  Accordingly, by virtue of these contractual rights, Wild Flavors has operating control over Sunwin USA.  Wild Flavor’s rights and the limitation on our rights provide for Wild Flavors to effectively participate in all significant decisions that would be expected to be made in the ordinary course of business. In accordance with FASB Accounting Standards Codification 810-10-25-5 and after assessment of these rights individually and in aggregate, we note that the presence of such rights in favor of Wild Flavors and the absence of our rights overcome our presumption of consolidation. Based on these factors we began to account for Sunwin USA as an equity method investment beginning in our first quarter ended July 31, 2009.

The balance of such investment is made up of the following:

Balance at April 30, 2009	$-
Initial investment on May 11, 2009	423,493
Equity in loss of investee	(216,132)
Balance at January 31, 2010 (unaudited)	$207,361

We did not recognize any gain or loss upon the deconsolidation of this entity.

NOTE 8 - STOCKHOLDERS' EQUITY

We recognized $260,000 and $350,047 in stock-based consulting expense during the first nine months of fiscal 2010 and fiscal 2009, respectively.  These amounts are reported as a component of general and administrative expense.  Specific transactions for each class of shareholders’ equity are discussed below.

PREFERRED STOCK

We are authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At January 31, 2010 and April 30, 2009, there were no shares of preferred stock issued or outstanding.

COMMON STOCK

During the first quarter of fiscal 2010, we issued 1,300,000 shares valued at $0.20 per share of our common stock to China Direct Investments, Inc. for consulting services.

STOCK OPTIONS

As of January 31, 2010 and April 30, 2009, no options were outstanding under either our 2005 Equity Compensation Plan or our 2006 Equity Compensation Plan.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

COMMON STOCK PURCHASE WARRANTS

In March 2007 as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share; 6,331,080 of these warrants remain issued and outstanding as of January 31, 2010.  We have registered the shares issuable upon the exercise of the warrants under the Securities Act of 1933 in order to permit the public resale thereof.

On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  The last sale price of our common stock on February 20, 2009 as reported on the OTC Bulletin Board was $0.30.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged.

In February 2009, we issued 20,000,000 shares of our common stock at a price of $.15 per share together with five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share in connection with a securities purchase agreement in which subsequently Wild Flavors owned approximately 15.7% of the issued and outstanding of our common stock.  As part of the securities purchase agreement, we also entered into a stockholders agreement with Wild Flavors and certain of our stockholders, including Laiwang Zhang, Dongdong Lin, Xingyuan Li, Junzhen Zhang, Xiangsheng Kong, Weidong Chai, and Fanjun Wu who then owned approximately 34.12% of our common stock. The stockholders agreement provides that so long as Wild Flavors owns at least 4,000,000 shares of our common stock, the parties will vote or cause their shares of our common stock to be voted to elect two members of our board of directors designated by Wild Flavors and three members designated by our stockholders who are a party to the stockholders agreement.

Wild Flavors has a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations up until February 5, 2011. The right of first refusal does not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

During the first nine months of fiscal 2010, a total of 2,079,200 warrants were exercised at $0.15 per share with proceeds of $311,880.  During fiscal 2009, a total of 1,286,310 warrants were exercised at $0.15 per share with proceeds of $192,946.

A summary of the changes to our outstanding stock warrants granted during the third quarter of fiscal 2010 and all of fiscal 2009 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2008	9,696,590	0.65	*
Granted	26,666,666	0.35
Exercised	(1,286,310)	0.15
Forfeited	-	-

Outstanding at April 30, 2009	35,076,946	0.30
Granted	-	-
Exercised	(2,079,200)	0.15
Forfeited	-	-
Warrants exercisable at January 31, 2010 (unaudited)	32,997,746	$0.31

* The warrant exercise price was permanently reduced to $0.15 on February 20, 2009.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

The following information applies to all warrants outstanding at January 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	6,331,080	2.17	$0.15	6,331,080	$0.15
$0.35	26,666,666	4.02	$0.35	26,666,666	$0.35
	32,997,746		$0.31	32,997,746	$0.31

NOTE 9 - CONSULTING AGREEMENTS AND COMMITMENTS

CONSULTING AGREEMENTS

On April 29, 2009 the Company entered into a consulting agreement with China Direct Investments, Inc. to provide services during the period beginning May 1, 2009 through April 30, 2010. Under the terms of the agreement China Direct Investments, Inc. will provide advice regarding general business matters, evaluate potential sources of investment capital, manage professional resources, coordinate filings with the SEC, assist in the implementation of internal controls, translation services, and assist in the coordination of investor road shows, or investment conferences. As compensation for services we agreed to issue 1,300,000 shares of our common stock with a fair value of $260,000 and pay $150,000. During the first nine months of fiscal 2010 we issued 1,300,000 shares of our common stock with a fair value of $260,000 and paid $150,000 to China Direct Investments, Inc. in connection with this consulting agreement.

In October 2009 we signed an exclusive distribution agreement with Hunan Fuhui Flavors Co. Ltd. to distribute our stevia extract within Hunan province in China.  Under the terms of the one year agreement, we will provide marketing support and technical staff to support Hunan Fuhui’s sales efforts within the province.

In November 2009 Qufu Shengren has signed the Stevioside Extraction Technology Transfer Agreement to obtain the ownership of an exclusive stevioside extraction technology from an unrelated third party. The technology allows Shengren to produce stevioside containing 60% Reb A content and 95% above stevioside. According to the terms, we agreed to issue 1,000,000 shares of our common stock with a fair value of $260,000 and pay $73,133. During the first nine months of fiscal 2010, we paid $73,133 to Mr. Lin we have no shares issued in connection with this agreement.

In December 2009 Qufu Shengren signed the 98% Reb A Steviosides Extraction Technology Transfer Agreement with an unrelated third party. According to the agreement, the scope of services coversthe development ofan extraction process in the lab provided by Qufu Shengren. This process will allow Qufu Shengren to produce stevioside containing 98% Reb A content and residues less than 2%. As compensation for services we agreed to issue 684,200 shares of our common stock with a fair value of $157,366. Either party who fails to execute the agreement is obliged to compensate the counterpart with $146,265 for penalty. During the first nine months of fiscal 2010, we have no shares issued in connection with this agreement.

In December 2009 Qufu Natural Green has signed a two-year legal counsel agreement with an independent Chinese attorney Mr. Yefu Sun. According to the agreement, Qufu engages Mr. Sun to perform legal services for the corporate legal matters from January 1, 2010 to December 31, 2011. According to the agreement terms, Mr. Sun shall act as counsel for Qufu with respect to legal opinions, due diligence, legal documents review, disputes settlement, and other legal matters requested by Qufu. As the compensation for the legal services, we agreed to pay Mr. Sun 1,000,000 shares of our common stock with a fair value of $210,000. During the first nine months of fiscal 2010, we have not issued any shares in connection with this agreement.

NOTE 11 - SEGMENT INFORMATION

For the three and nine months ended January 31, 2010 and 2009, the Company operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and stevia fertilizer and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. The Company's reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

Condensed information with respect to these reportable business segments for the third quarter of fiscal 2010 is as follows:

(Unaudited)	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$2,909,563	$996,075	-	$3,905,638
Interest income	8,802	5,563	1	14,366
Depreciation and amortization	359,370	77,786	-	437,156
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	(1,896,005)	(848,170)	(130,956)	(2,875,131)
Segment assets	$29,174,641	$11,379,828	$427,132	$40,981,601

Condensed information with respect to these reportable business segments for the first nine months of fiscal 2010 is as follows:

(Unaudited)	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$8,287,955	$2,772,779	-	$11,060,734
Interest income	17,943	22,083	171	40,197
Depreciation and amortization	1,191,753	231,124	-	1,422,877
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	(1,735,619)	(947,030)	(692,095)	(3,374,744)
Segment assets	$29,174,641	$11,379,828	$427,132	$40,981,601

Condensed information with respect to these reportable business segments for the third quarter of fiscal 2009 is as follows:

(Unaudited)	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$3,428,180	$1,591,580	$-	$5,019,760
Interest income	4,357	15,009	(6,230)	13,136
Depreciation and amortization	367,592	76,100	-	443,692
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	68,709	109,037	(169,474)	8,272
Segment assets	$25,433,966	$12,898,246	$10,471	$38,342,683

Condensed information with respect to these reportable business segments for the first nine months of fiscal 2009 is as follows:

(Unaudited)	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$11,089,248	$6,718,296	$-	$17,807,544
Interest income	3,108	39,977	(6,230)	36,855
Depreciation and amortization	993,293	225,717	-	1,219,010
Net income (loss) attributable to Sunwin International Neutraceuticals, Inc.	602,465	590,354	(469,082)	723,737
Segment assets	$25,433,966	$12,898,246	$10,471	$38,342,683

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

                 We have evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued through March 22, 2010 and determined the following events would require disclosure:

                 During February and March 2010, 1,810,000 stock purchase warrants were exercised at $0.15 resulting in net proceeds to the Company of $271,500.

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

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009” and the coming year ending April 30, 2010 is referred to as “fiscal 2010”.  Also, the three month period ending January 31, is our third quarter and the three month period ending January 31, 2009 is referred to as the “third quarter of fiscal 2010”.  Likewise, the three month period ending January 31, 2008 is referred to as the “third quarter of fiscal 2009”.  Also, the nine month period ending January 31, 2009 is referred to as the “first nine months of fiscal 2010” and the nine month period ending October 31, 2008 is referred to as the “first nine months of fiscal 2009.”

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

On May 11, 2009 we converted our former consolidated subsidiary Sunwin Stevia International into Sunwin USA and contributed $423,493 of net assets into the newly formed entity.  We retain a 55% ownership interest in the new company, but due to the aggregate impact of veto and approval rights of the minority voting interest we will not consolidate this entity; as such, beginning with the first quarter of 2010 we do not include the revenues and expenses of this entity in our unaudited consolidated financial statements, instead we account for our 55% interest in net income of the entity as part of other income.  As our historic revenues from the sales of OnlySweet represented approximately 3% of our revenues for fiscal 2009 we do not anticipate that our inability to consolidate this entity will adversely impact our revenues in future periods.

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

Our Performance

In the third quarter and first nine months of fiscal 2010 our total revenues, including related party revenues, declined by approximately 22% and 38% as compared to the same periods of fiscal 2009. During the third quarter of fiscal 2010, revenues from our stevioside segment decreased approximately 15% as compared to the third quarter of fiscal 2009 and revenues from our Chinese and veterinary medicines segment decreased approximately 37% as compared to the third quarter of fiscal 2009.  Similarly, during the first nine months of fiscal 2010, revenues from our stevioside segment decreased approximately 25% as compared to the same period in fiscal 2009 and revenues from our Chinese and veterinary medicines segment decreased approximately 59% as compared to the same period of fiscal 2009.  These decreases were primarily due to a continuation of decreased customer demand and decreased production levels due to severe flooding in July, 2009  and regulatory limitations on livestock breeding in response to the H1N1 pandemic within China. Also, delayed recovery from the recent global economic crisis caused lower export sales levels as compared to the same periods in fiscal 2009.

Our total operating expenses increased 89% and 19% in the third quarter and first nine months of fiscal 2010, respectively, from the comparable periods in fiscal 2009.  We reported a net loss of approximately $2.9 million and $3.4 million for the third quarter and first nine months of fiscal 2010, respectively, compared to net income of approximately $28,000 and $747,000 for the third quarter and first nine months of fiscal 2009.  Further, we reported a net loss attributable to our company of approximately $2.9 million and $3.4 million for the third quarter and first nine months of fiscal 2010, respectively, as compared to net income attributable to our company of approximately $8,000 and $723,000, respectively, for the third quarter and first nine months of fiscal 2009.  These declines in net income are primarily a result of the significant decrease in our revenues in fiscal 2010, approximately $566,000 in impairment to inventory and approximately $1.1 million on loss of disposition of an 36,000 square foot stevioside production facility due to a Chinese government required closure of this facility located in Qufu.

Our Outlook

While the current quarter has presented us with significant challenges , we believe that there is an opportunity for growth in our stevioside segment based on the following key factors

-	In February 2009, we established a strategic alliance with Wild Flavors to develop, market and sell stevioside based sweeteners for the food and beverage industry;
-	We believe the synergies between us and Wild Flavors will create opportunities to establish new sweetener products and establish additional revenue streams;
-
On September 15, 2009, we completed the process for U.S. Food and Drug Administration (“FDA”) self-affirmed Generally Recognized as Safe (“GRAS”) status for our high grade stevioside extracts.  Self-affirmed GRAS status is an authorized FDA designation that allows us to perform the necessary research on our products to determine whether there is reasonable certainty in the minds of competent scientists that our products are not harmful under the intended conditions of use; and

-
During the third quarter of fiscal 2010 we acquired the exclusive rights to certain stevioside extraction technology for $157,000 and entered into an agreement to develop stevioside extraction technology and product development and technical support for $333,000..

Further, we have begun to see an overall upward trend in sales including a 3% increase in revenues in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, and a 10% increase in revenues in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010 representing two consecutive quarters of quarter-over-quarter growth.  The current quarter increase is made up of a 1% increase in revenues from our stevioside segment and 14% increase in revenues from our Chinese and veterinary medicines segment.

Foreign Exchange Considerations

Revenues from our operations in the PRC accounted for substantially all of our revenues for the third quarter of fiscal 2010 and the third quarter of fiscal 2009. We report revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-20-35 of the FASB Accounting Standards Codification, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi (the “RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The effect of exchange rate changes on cash for the first nine months of fiscal 2010 and the first nine months of fiscal 2009 were a net decrease of $1,596 and net increase $136,288, respectively.  If any increase in the value of the RMB were to occur in the future, our product sales in the PRC and in other countries may be negatively affected.

At January 31, 2010 we held cash of $1,483 in banks in Canada. The functional currency of our Canadian subsidiary is the Canadian dollar. We periodically evaluate the credit quality of the financial institutions in which we hold deposits.

As a result of the currency translation adjustments, we reported unrealized gain on foreign currency translation of $6,865 and unrealized gain of $67,012 for the third quarter of fiscal 2010 and fiscal 2009, respectively. Also, we reported an unrealized loss of $10,008 and an unrealized gain of $564,632 for the first nine months of fiscal 2010 and 2009, respectively.  These non-cash item, which is before amounts attributable to noncontrolling interest, had the effect of decreasing our comprehensive loss for the third quarter of fiscal 2010 and increasing our comprehensive loss the first nine months of fiscal 2010.

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

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants. We also rely on assumptions and estimates to calculate reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of expiration of our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment of the Consolidated Financial Statements appearing elsewhere herein for further information on asset groups and estimated useful lives.

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

RECENT ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 07-5 (ASC 815), "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6 (ASC 815), "The Meaning of "Indexed to a Company's Own Stock" (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).  Upon our adoption of ASC 815 retroactively effective on May 1, 2009, we determined that the warrants associated with a capital raise in March 2007 did not qualify for a scope exception under FASB ASC Section 815-10-15 as they were determined to not be indexed to our stock.  This change in accounting policy became retroactively effective May 1, 2009 and the warrants were reclassified from equity to a derivative liability.

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities.  The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows..

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99?? which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” .  This update represents a correction to Section 323-10-S99-4,  Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)” , which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company has adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

 Overall

In the third quarter of fiscal 2010, our total revenues decreased approximately 22% from the third quarter of fiscal 2009. This decrease is a result of a $595,505 decrease in sales in our Chinese and veterinary medicine segment or approximately 37% and a $518,617 decrease in sales in our stevioside segment or approximately 15%.

During the first nine months of fiscal 2010, our total revenues decreased approximately 38% from the first nine months of fiscal 2009. This decrease is a result of a $3,945,517 decrease in sales in our Chinese and veterinary medicine segment or approximately 59% and a $2,801,293 decrease in sales in our stevioside segment or approximately 25%.

The decreases in demand for our products is primarily due to (i) reduced customer demand over all product categories due to slow recovery in response to the global economic downturn for the products we export , and (ii) customer demand has continued at a reduced level as a result of restrictions imposed by the PRC on the use of antibiotics and breeding of livestock impacted by the H1N1 flu virus, demand has been decreasing in this segment compared to prior year for the last four quarters.

Our gross profit in the third quarter of fiscal 2010 decreased approximately 51%, as compared to the third quarter of fiscal 2009. In the third quarter of fiscal 2010, cost of sales as a percentage of revenues increased approximately 9%. This increase is attributable to higher costs of production associated with production of smaller quantities as a result of the decreased sales in both segments. Also, during the third quarter of fiscal 2010 we incurred additional costs associated with the State Food and Drug Administration of China requirements which required us to repackage and provide additional labeling for certain stevia products. Additionally, through our acquisitions of Qufu Shengren in the fourth quarter of fiscal 2009 we began production of higher grades of stevia; this transition has resulted in higher costs associated with converting Qufu Shengren’s production facility resulting in lower margins in the short-term. We expect our production costs to decrease as a percentage of revenues at such time as higher demand for higher grades of stevia increases.

In the third quarter of fiscal 2010, total operating expenses increased approximately 89% compared to the third quarter of fiscal 2009. Total operating expenses increased primarily as a result of an approximately $566,000 inventory impairment where the book value of the inventory was determined to be higher than the market value and a $751,000 increase in general and administrative expenses.  These increases were partially offset by an approximate $191,000 decrease in selling expense as a result of lower sales and a $103,000 decrease in stock-based consulting expense.  General and administrative expenses as a percentage of revenues increased to 34% during the third quarter of fiscal 2010 as compared to 11% during the third quarter of fiscal 2009.  This increase was primarily due to an approximate $150,000 increase in salaries and $200,000 increase in calendar year-end bonuses.   and approximate $581,000 increase in research and development expenses.  Selling expenses as a percentage of revenues decreased to 7% during the third quarter of fiscal 2010 as compared to 10% during the third quarter of fiscal 2009 with the largest overall decrease of approximately $79,000 in lower commissions and $47,000 in lower shipping and freight expenses due to lower revenues.

During the first nine months of fiscal 2010, total operating expenses increased approximately18 percentage points compared to the same period in fiscal 2009 which is primarily attributable to the inventory impairment and increased general and administrative expenses. These increases were partially offset by an approximate $544,000 decrease in selling expense or 39% as a result of lower sales.  General and administrative expenses increased primarily due to $212,000 increase in salaries and $200,000 increase in calendar year-end bonuses. $635,000 increase in research and development expenses, and $109,000 increase in depreciation due to our fiscal 2009 acquisitions.  These increases were partially offset by a $347,000 decrease in management fee expense.  We are currently renegotiating this fee with Mr. Zhang and expect further waiver of this fee for January 2010. Selling expenses as a percentage of revenues remained relatively consistent at 8% during the first nine months of fiscal 2010 and 2009 and general and administrative expenses as a percentage of sales increased to 22% during the first nine months of fiscal 2010 from 10% during the comparable period of the fiscal 2009.

The following table provides information on revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for the third quarter of fiscal 2010 and 2009, as well as information related to our corporate operating expenses:

	Stevioside		Chinese and Veterinary Medicines		Corporate and Other		Consolidated
	For the three months ended January 31,
(Unaudited)	2010	2009	2010	2009	2010	2009	2010	2009
Net revenues	$2,909,563	$3,428,180	$996,075	$1,591,580	-	-	$3,905,638	$5,019,760
Cost of Sales	2,549,760	2,667,265	767,661	1,135,896	-	-	3,317,421	3,803,161
Gross Profit	359,803	760,915	228,414	455,684	-	-	588,217	1,216,599
Total Operating Expenses	1,107,116	640,223	1,063,566	345,694	1,123	163,244	2,171,805	1,149,161
Total Income (Loss) from Operations	$(747,313)	$120,692	$(835,152)	$109,990	$(1,123)	$(163,244)	$(1,583,588)	$67,438

Other key indicators:

All figures are shown as percentage of revenues	Stevioside		Chinese and Veterinary Medicines		Consolidated
	For the three months ended January 31,
(Unaudited)	2010	2009	2010	2009	2010	2009
Cost of Sales	88%	78%	77%	71%	85%	76%
Selling expenses	4%	8%	17%	13%	7%	10%
General & administrative expenses	34%	11%	13%	8%	34%	13%
Total Operating Expenses	38%	19%	107%	22%	56%	23%

 The following table provides information on revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for the first nine months of fiscal 2010 and 2009, as well as information related to our corporate operating expenses:

	Stevioside		Chinese and Veterinary Medicines		Corporate and Other		Consolidated
	For the nine months ended January 31,
(Unaudited)	2010	2009	2010	2009	2010	2009	2010	2009
Net revenues	$8,287,955	$11,089,248	$2,772,779	$6,718,296	-	-	$11,060,734	$17,807,544
Cost of Sales	6,916,842	8,711,072	2,106,278	4,722,100	-	-	9,023,120	13,433,172
Gross Profit	1,371,113	2,378,176	666,501	1,996,196	-	-	2,037,614	4,374,372
Total Operating Expenses	2,055,045	1,622,132	1,619,495	1,361,798	417,376	462,052	4,091,916	3,445,982
Total Income (Loss) from Operations	$(683,932)	$756,044	$(952,994)	$634,398	$(417,376)	$(462,052)	$(2,054,302)	$928,390

Other key indicators:

All figures are shown as percentage of revenues	Stevioside		Chinese and Veterinary Medicines		Consolidated
	For the nine months ended January 31,
(Unaudited)	2010	2009	2010	2009	2010	2009
Cost of Sales	83%	79%	76%	70%	82%	75%
Selling expenses	5%	3%	17%	10%	8%	7%
General & administrative expenses	20%	12%	21%	11%	22%	11%
Total Operating Expenses	25%	15%	58%	20%	37%	19%

Stevioside Segment

In the third quarter and first nine months of fiscal 2010, revenues from our export sales in our stevioside segment decreased approximately 15% and 25%, respectively, as compared to the same periods of fiscal 2009. In the third quarter and first nine months of fiscal 2010, revenues from this segment represented approximately 74% and 75%, respectively, of our total revenues as compared to approximately 68% and 62%, respectively, in the same periods of fiscal 2009; our stevioside segment's larger share of our total sales is due to our continued focus of sales efforts in our stevioside segment.  The decrease in revenues in this segment overall is primarily attributable to a reduction in customer demand as result of a slow recovery from the overall world economic crisis. Customer demand has also decreased in South Korea as a result of an approximately 15% devaluation of South Korean Won compared to the RMB during the same period in the prior year.    We can attribute approximately $194,000 or 7% of stevioside segment revenues during the third quarter of fiscal 2010 and $570,000 or 7% of stevioside segment revenues during the first nine months of fiscal 2010 to sales from our acquisitions of Qufu Shengren during the last quarter of fiscal 2009 which did not contribute to revenues in the second quarter or first six months of fiscal 2009.

Our gross profit in this segment in the third quarter and first nine months of fiscal 2010 decreased approximately 53% and approximately 42%, respectively, compared to the same periods of fiscal 2009 primarily as a result of decreased revenues and increased of cost of sales. In the third quarter and first nine months of fiscal 2010, cost of sales as a percentage of revenues in our stevioside segment was approximately 88% and 83%, respectively, increasing ten percentage points from the second quarter of fiscal 2009 and four percentage points from the first six months of fiscal 2009. This increase is primarily due to a temporary increase in packaging costs due to Chinese government requests to include modified product information.  Also, through our acquisition of Qufu Shengren we have begun to produce higher grades of stevioside. This acquisition has allowed us to realize efficiencies in the production of higher grade stevioside as we are able to specialize different production facilities for our different products.

In the third quarter and first nine months of fiscal 2010, operating expenses for our stevioside segment increased approximately 73% and 27%, respectively, from the comparable periods in fiscal 2009, which is primarily attributable to a $581,000 increase in research and development expense as we explore improving the extraction process of stevioside from the stevia leaf and $252,000 in salaries.  These increases were partially offset by the waiver of a management fee in the first nine months of fiscal 2010 related to housing provided to certain non-management employees, insurance for our employees, rent for our principal offices and the use of research and development facilities.  This segment was historically allocated 55% of this fee. We paid approximately $192,000 to Pharmaceutical Corporation, an entity controlled by our President and Chairman, Mr. Zhang for the first nine months of fiscal 2009, and were granted a waiver for the remaining calendar year ending December 31, 2009 and first month of the following year.  We are currently in discussions with Mr. Zhang regarding an additional waiver of this fee for the remainder of fiscal 2010 which we expect to obtain.

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

Chinese and Veterinary Medicine Segment

In the third quarter and first nine months of fiscal 2010, revenues from our Chinese and veterinary medicine segment decreased approximately 37% and 59%, respectively, compared to the same periods of fiscal 2009. During the third quarter and first nine months of fiscal 2010 period, revenues from this segment represented approximately 26% and 25%, respectively, of our total revenues as compared to approximately 32% and 38%, respectively, in the third quarter and first nine months of fiscal 2009. In the third quarter and first nine months of fiscal 2010 we generated revenues of approximately $550,000 and $1.5 million from our traditional Chinese medicine products as compared to approximately $818,000 and $3.5 million in the third quarter and first nine months of fiscal 2009, a decrease of approximately 33% and 57%, respectively.  In the third quarter and first nine months of fiscal 2010 we generated revenues of approximately $447,000 and $1.2 million, respectively from our veterinary medicine products as compared to approximately $773,000 and $3.2 million in the third quarter and first nine months of fiscal 2009, a decrease of approximately 42% and 63% as compared to the third quarter and first nine months of 2009, respectively. As described earlier in this section demand for our products in this segment declined as a result of a variety of factors, including the continuing impact of government restrictions on veterinary medicines.

In the third quarter and first nine months of fiscal 2010, cost of sales as a percentage of revenues represented approximately 77% and 76%, respectively, of revenues within this segment, as compared to approximately 71% and 70%, respectively, of revenues in the third quarter and first nine months of fiscal 2009. Our cost of revenues increased as a percentage of revenues primarily due to higher costs of production associated with production of smaller quantities as a result of the decreased sales.

In the third quarter and first nine months of fiscal 2010 our gross profit within this segment decreased approximately 50% and 67%, respectively, from the comparable periods of fiscal 2009.

In the third quarter and first nine months of fiscal 2010, operating expenses of this segment increased approximately 208% and 19%, respectively, primarily due to a one time $566,000 inventory impairment  of inventory where the book value of the inventory was determined to be higher than its market value, this was partially offset by a decrease in management fee as described above. This segment was historically allocated 45% of this fee. This segment paid approximately $155,000 for this fee during the first nine months of fiscal 2009 that was not replicated in the current period. Operating expenses as a percentage of revenues increased to approximately 107% and 58% in the third quarter and first nine months of fiscal 2010, respectively.

Corporate and Other

We incur various operating expenses at the corporate level related to stock-based compensation, legal, auditing, professional and business consultants. For the third quarter of fiscal 2010, these expenses decreased approximately 99% as compared to the third quarter of fiscal 2009. This decrease resulted primarily from the accounting treatment of the renewal of our consulting agreement with China Direct Investments, Inc. for consulting services to be provided throughout the rest of fiscal 2010.  We fully expensed all of these consulting services in the first quarter of fiscal 2010 due to the lack of forfeiture or vesting provisions in our agreement with such consultants.  For the first nine months of fiscal 2010, these expenses decreased 10% as a result of recognizing a full year of this consulting expense in the first quarter of fiscal 2010.

 TOTAL OTHER INCOME (EXPENSE)

In the third quarter of fiscal 2010, our total other expense increased approximately $1.3 million to an expense item of $1.3 million as compared to an income item of $12,771 during the third quarter of fiscal 2009. In the first nine months of fiscal 2010, our total other expense increased approximately $1.4 million to an expense item of $1.4 million as compared to an income item of $37,272 during the first nine months of fiscal 2009. Other expense for the third quarter and first nine months of fiscal 2010 is primarily due a $1.1 million loss disposition of building and equipment and the local government requested us to vacate our former stevioside facility and relocate to a new location.  We sold a portion of the equipment for less than book value.

In November 2009, the Qufu City Environmental Protection Agency provided us notice to cease operations and vacate by December 31, 2009 our 36,000 square foot stevioside production facility that we leased  from Qufu ShengDa Industry Co., Ltd., and unaffiliated government entity.  This notice followed a city policy to cease operations of factories not located in newly zoned areas of the city.   In connection with the cessation of operations at this facility, we abandoned production equipment located at this facility and we recognized a loss on disposal of equipment attributable to this event of $1,100,813.

During the current fiscal year, we produced approximately 86 tons of stevioside products.  This loss of production capacity at our former facility leased from Qufu ShengDa Industry Co., Ltd. was picked up at our 33,000 square foot facility we acquired from Qufu Shengren in March 2009 located within the city of Qufu’s demarcated industrial economic zone.

The other expense is also due to a loss recorded based upon the change in fair value of our derivative liability related to our common stock purchase warrants.  In accordance with ASC 815, we revalue the liability at each reporting period recognizing the change in fair value on our statement of operations. Finally, other expense is also mainly due to our equity in the loss of our equity method investee, Sunwin USA.

In the third quarter and first nine months of fiscal 2010, interest income increased $1,230 and $3,342, respectively, from the third quarter and first nine months of fiscal 2009. These increases reflected more interest earned due to comparatively more cash held in banks.

FOREIGN TAXES

Foreign taxes for the third quarter and nine months of fiscal 2010 decreased $28,580 and $155,219, respectively, compared to the same periods in fiscal 2009 due to lower income generated in China. We did not generate significant revenues in the U.S. in any period presented and only incurred corporate and non-cash expenses and therefore have a net loss carryforward for U.S. tax purposes.

NET INCOME (LOSS)

We recognized a net loss in the third quarter of fiscal 2010 of $2.9 million compared to net income of $28,268 in the third quarter of fiscal 2009 primarily due to our $1.1 million loss on disposition of building and equipment, $566,000 inventory impairment, a 25% drop in revenues, and $581,000 increases in research and development. We recognized a net loss for the first nine months of fiscal 2010 of $3.4 million compared to net income of $723,737 for the same period in fiscal 2009 due to the same reasons stated earlier.

NET INCOME (LOSS) ATTRIBUTABLE TO SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

In the third quarter and first nine months of fiscal 2010 we reported a net loss attributable to Sunwin International Neutraceuticals, Inc. of $2.9 million and $3.4 million, respectively, as compared to net income attributable to Sunwin International Neutraceuticals, Inc. of $8,272 and $723,737 for the third quarter and first nine months of fiscal 2009, respectively. This item takes into effect attributing approximately $37,000 and $96,000, respectively, of Qufu Shengwang’s loss to the noncontrolling interest for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash.  The following table provides certain selected balance sheet comparisons between January 31, 2010 and April 30, 2009, respectively:

	January 31, 2010	April 30, 2009	$ Increase/ Decrease	% Increase/ Decrease
	(Unaudited)
Working Capital	$19,693,645	$19,891,064	$197,419	1%
Cash	$11,538,243	$10,487,165	$1,051,078	10%
Accounts receivable, net	3,301,671	4,011,446	(709,775)	-18%
Inventories, net	6,434,999	7,415,809	(980,810)	-13%
Accounts receivable – related party	117,678	-	117,678	n/m
Prepaid expenses and other current assets	840,919	294,210	546,709	186%
Total current assets	22,233,510	22,208,630	24,880	0%
Equity Method Investment	207,361	-	207,361	n/m
Property and equipment, net	16,290,777	19,121,340	(2,830,563)	-15%
Land use rights	2,249,953	2,289,267	(39,314)	-2%
Total Assets	$40,981,601	$43,619,237	$(2,637,636)	-6%

Accounts payable and accrued expenses	$2,452,412	$2,098,967	$353,445	17%
Other current payables	-	10,000	(10,000)	-100%
Taxes payable	68,424	160,021	(91,597)	-57%
Due to related party	1,477	58,578	(57,101)	-97%
Advance from customers	17,552	-	17,552	n/m
Total current liabilities	2,539,865	2,327,566	(212,299)	-9%
Derivative liability	1,425,648	-	1,425,648	n/m
Other payables	157,791	157,830	(39)	0%
Total liabilities	$4,123,304	$2,485,396	$1,637,908	66%

n/m = not meaningful

From an overall perspective, the current global economic downturn has not had a significant impact upon our liquidity as we have been able to maintain the majority of our short-term financing through more favorable payment terms with our suppliers and vendors rather than business loans from banks.  The economic downturn and reactions to the swine flu virus has impacted our operations and has reduced customer demand for the last four quarters over all product categories in both segments as described earlier in this report and our customers are slower to pay us with days sales outstanding increasing to an average of 90 days for the first nine months of fiscal 2010 up from 61 days for the first nine months of fiscal 2009.

At January 31, 2010, we had working capital of $19,693,645 including cash of $11,538,243 as compared to working capital of $19,891,064 including cash of $10,487,165 at April 30, 2009. Our cash position by geographic area was as follows:

	January 31, 2010	April 30, 2009
	(Unaudited)
China	$11,320,502	$10,100,869
United States	216,258	380,487
Canada	1,483	5,809
Total	$11,538,243	$10,487,165

Accounts receivable, net of allowance for doubtful accounts, at January 31, 2010 decreased approximately $709,775 from April 30, 2009.  Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, increased $10,359 from April 30, 2009. While we have seen an increase in days sales outstanding in the current period, the aging of our receivables and our perception of our customers’ abilities to pay have not significantly changed to require a modification to our allowance for doubtful accounts as of January 31, 2010.  Our total allowance for doubtful accounts as of April 30, 2009 is related to our Chinese and veterinary medicine segment. We may, however, collect all or a portion of these doubtful accounts. At January 31, 2010 accounts receivables decreased 18% as a result of our decrease in sales compared to the fourth quarter of fiscal 2009.

At January 31, 2010, inventories, net of reserve for obsolete inventory, decreased $980,810 as compared to April 30, 2009. This decrease is primarily due to a $566,00 inventory impairment in our Chinese and Veterinary Medicine Segment as a result of adjusting this inventory to market value and the impact of decreases is raw materials inventory as we delay replacement of used up raw material as a result of declining demand and decreased sales.

Prepaid expenses and other current assets increased $551,621 or approximately 186% at January 31, 2010 as compared to April 30, 2009. This increase was primarily related to an approximately $584,000 deposit for research and testing and $102,000 of prepaid consulting fees for new products in our Chinese and veterinary medicine segment. The project has not been completed and this deposit will be amortized as the work is completed.  The change is also attributable to timing differences near our fiscal year end related to advances to suppliers. These advances reflect deposits to suppliers in anticipation of the upcoming harvest season and are related to future delivery of raw materials inventory.

At January 31, 2010, we had property and equipment, net of accumulated depreciation, of $16,290,777 as compared to $19,121,340, a 15% decrease from April 30, 2009. This decrease is due to a $1.1 million loss on disposal of fixed assets from our relocation of our stevioside facility upon the request of the local Chinese Government and normally occurring depreciation expense during the first six months of fiscal 2010 offset by $559,097 in fixed asset capital expenditures used to further our planned improvement of our Qufu Shengren stevioside facility.

At January 31, 2010, we reflected $2,452,412 of accounts payable and accrued expenses, remaining relatively consistent with the balance at April 30, 2009. This balance includes trade accounts payable and accrued expenses of $2,342,412 and accrued salaries and benefits of $110,019. Of the total accounts payable and accrued expenses at January 31, 2010, approximately $1.4 million relates to our stevioside segment, with the balance of approximately $673,000 relating to our Chinese and veterinary medicine segment. The change at January 31, 2010 compared to April 30, 2009 reflects timing differences of payments made in the ordinary course of business.

At January 31, 2010, we had a due to related parties balance of $1,477, an approximate 97% decrease from April 30, 2009 as we repaid an advance from Mr. Ma Qiang of $57,100 during the second quarter of fiscal 2010.

At January 31, 2010, we had other current payables of $0 compared to $10,000 at April 30, 2009; other current payables included a $10,000 unsecured, non-interest bearing, advance from an unrelated party. We repaid this advance during the second quarter of fiscal 2010.

At January 31, 2010, we held cash of $11,538,243 as compared to cash of $10,487,165 at April 30, 2009, an increase of $1,051,078. During the first nine months of fiscal 2010, net cash provided by operating activities totaled $740,133, net cash provided from investing activities was $57,761, net cash provided by financing activities was $254,780, and the effect of prevailing exchange rate on cash of $1,597.

Net cash provided by operating activities increased approximately $1.1 million to $740,134 during the first nine months of fiscal 2010 as compared to cash used in operating activities of $337,448 for the first nine months of fiscal 2009. During the first nine months of fiscal 2010, we used $551,621 for prepaid expenses, $91,540 to pay down taxes payable. These uses were primarily offset by adjustments to net income of non cash expenses of $3,656,620 related to depreciation, amortization, loss on disposal of fixed assets and stock-based consulting, $627,558 received from customers paying off receivables, and $246,679 due to decreased inventory levels. Comparatively during the first nine months of fiscal 2009, cash used in operating activities of $337,448 is primarily due to $2,318,340 increase in inventory, and payments for taxes and $233,234 offset by adjustment to net income for non-cash expenses of $1,590,021 and similar paying down of accounts receivable from our customers of $446,076 ..

Net cash provided by investing activities totaled $57,761 during the first nine months of fiscal 2010 as compared to $167,829 during the first nine months of fiscal 2009. In May, 2009 we converted Sunwin Stevia International into Sunwin USA and in the process deconsolidated the former subsidiary due to our loss of controlling interest and management control of the entity.  As part of the deconsolidation, $260,569 of cash belonging to Sunwin USA is no longer consolidated in our consolidated financial statements and is presented as cash contributed to this equity method investment.  We also spent $559,097 in capital expenditures associated with capital improvements in our stevioside segment.  These uses were partially offset by $877,427 in proceeds from the sale of fixed assets during the period.  This is an decrease of $110,068 of cash used in investing compared to the first nine months of fiscal 2009 when we acquired $410,704 in cash from our acquisition of Qufu Shengwang and we spent $242,875 for capital expenditures.

Net cash provided by financing activities totaled $254,780 during the first nine months of fiscal 2010 as compared to cash provided of $180,000 during the first nine months of fiscal 2009.  During the first nine months of fiscal 2010, 2,079,200 of our common stock purchase warrants were exercised at $0.15 providing proceeds of $311,8800, this inflow was offset by repayment of a $57,100 advance from a related party occurring during the second quarter of fiscal 2010.  During the first nine months of fiscal 2009, we received $180,000 in short-term financing paid off later in fiscal 2009.

We believe that existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months for our current operations.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009:

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, our  who serves as our principal executive officer and our Chief Financial Officer who serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 3M-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period ended January 31, 2010 (the “Evaluation Date”). Based on this evaluation, and as described below under “Changes in Internal Control over Financial Reporting”, we indentified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 3M-15(f)) described in the next section. Solely as a result of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2010, which is the end of the period covered by this report.

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

The specific material weaknesses identified by our management related to:

We did not properly record common stock purchase warrants which were not indexed to our stock as a derivative liability at May 1, 2009 upon adoption of Derivative and Hedging Topic of the FASB ASC 815 and properly record the subsequent accounting for changes in the fair value of the associated liability at July 31, 2009 or October 31, 2009 and for the periods then ended

-
We have an inadequate number of personnel and our Chief Financial Officer and our staff within our finance and accounting group in the PRC do not have the requisite expertise in generally accepted accounting principles and the securities laws of the United States to ensure the proper application thereof;

-	Our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions; and
-	We do not have an Audit Committee of our board of directors that is comprised of independent directors.

We believe the following actions we have taken and plan to take will be sufficient to remediate the material weaknesses described above:

-
We have trained our existing accounting staff on how to account for financial instrument that could be considered derivative liabilities and include quarter-end reviews of our existing financials instruments which may be impacted by ASC 815.

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

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. While we expect the material weakness will be remediated prior to April 30, 2010 subject to our ability to find and attract adequate professional resources on reasonable financial terms.  If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further restate our financial statements, implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.As we implement remediation measures, we may supplement or modify them as described above.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A discussion discussing legal proceedings can be found under Item 3, “Legal Proceedings”, in our fiscal 2009 Annual Report on Form 10-K. There has been no material change in our Legal Proceedings from those previously discussed in the fiscal 2009 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2009
Annual Report on Form 10-K.  There has been no material change in our risk factors from those previously discussed in the fiscal 2009 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In November 2009, the Qufu City Environmental Protection Agency provided us notice to cease operations and vacate by December 31, 2009 our 36,000 square foot stevioside production facility that we leased  from Qufu ShengDa Industry Co., Ltd., and unaffiliated government entity.  This notice followed a city policy to cease operations of factories not located in newly zoned areas of the city.   In connection with the cessation of operations at this facility, we abandoned production equipment located at this facility and we recognized a loss on disposal of equipment attributable to this event of $1,100,813.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: March 22, 2010	/s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer (principal executive officer)

Dated: March 22, 2010	/s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer (principal financial and accounting officer)