Form 10-K
period 2010-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2010-07-29
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value on October 31, 2009 was $36,645,462.

Indicated the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 163,329,449 shares of common stock are issued and outstanding as of July 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2009 is referred to as “fiscal 2009”, the fiscal year ended April 30, 2010 is referred to as “fiscal 2010”, and the fiscal year ending April 30, 2011 is referred to as “fiscal 2011”.

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

We also use the following terms when referring to certain related parties:

-
“Pharmaceutical Corporation” refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang,  President, Chairman and a principal shareholder of our company;

-	“Shandong Group” refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and

-	“Wild Flavors” refers to Wild Flavors, Inc., a Delaware corporation.

- i -

PART I

ITEM 1.	BUSINESS

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During fiscal 2010 our operations were organized in two operating segments related to our product lines:

-	Stevioside, and
-	Chinese and Veterinary Medicines.

In June, 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines.  During  fiscal 2009 and 2010, our Veterinary Medicine segment has witnessed a significant decrease in customer demand primarily due to (i) the global economic downturn, and (ii) reduction in breeding and farm operations by our customers who cut back production in an effort to reduce the spread of swine flu in humans and animals and as a result of restrictions imposed by the PRC on the use of antibiotics and the breeding of livestock. We anticipate this decline to continue in both customer demand and profit margins for the coming years. Consequently, subsequently to April 30, 2010 we made a determination that we will exit all business activities related to our veterinary medicines segment.  On June 29, 2010 entered into an agreement to sell our 100% interest in our subsidiary Shengya Veterinary Medicine to Mr. Laiwang Zhang, our President and Chairman of the Board of Directors.  See “Business – Our Corporate History – Sale of Shengya Veterinary Medicine.”  The transaction is expected to close on July 31, 2010.  Revenues from Shengya were 11% and 16%, respectively, of our total revenues in fiscal 2010 and 2009.

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside Segment, we produce and sell a variety of grades of stevioside, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal 2010, our Stevioside Segment generated revenues of $10.7 million, representing 74% of our total consolidated revenues.

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

We believe worldwide demand for alternative sweeteners, such as our stevia based products, will increase as more countries permit the use of stevioside as a food additive. In December 2008, Australia and New Zealand approved highly purified forms of stevioside as safe for use in food and beverages. Previously, stevioside had only been permitted for use as a dietary supplement in these countries. Stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives. Presently the European Union (“EU”) and Canada permit the use of stevioside only as a dietary supplement.

Efforts to eliminate the European Union’s ban on the consumption of stevia are ongoing. The European Stevia Research Center (“ESC”) and the European Stevia Association (“EUSTAS”) are EU based organizations that focus on stevioside research and the elimination of the EU’s ban on the consumption of stevioside.  The ESC is housed at the Laboratory of Functional Biology at the Katholieke Universities Leuven (“KU Leuven”) in Belgium and was founded by Professors Jan Geuns of the Laboratory for Functional Biology and Johan Buyse of the Laboratory of Physiology and Immunology of Domestic Animals at KU Leuven.

In June 2007, the Joint Expert Committee on Food Additives (“JECFA”) concluded that steviol glycoside showed no adverse affects and was stable for use in food and acidic beverages under normal conditions and in June 2008 extended its recommendation for acceptable daily intake of up to 4 mg per kg body weight per day.

In April 2010, at the request from the European Commission, the European Food Safety Authority’s scientific Panel on additives, the ANS Panel, has assessed the safety of steviol glycosides, sweeteners extracted from plant leaves, and established an acceptable daily intake for their safe use. The assessment has been sent to the European Commission which will consider whether or not to authorize the substances in the European Union for their proposed use in particular in sugar free or reduced energy foods such as certain flavored drinks, confectionery with no added sugar or energy reduced soups.

The toxicological testing conducted by the ANS panel showed that the substances are not genotoxic, nor carcinogenic, nor are they linked to any adverse effects on the human reproductive system or for the developing child. The ADS panel set an acceptable daily intake of 4 mg per kg body weight per day for steviol glycosides, a level consistent with that already established by JECFA.

EUSTAS believes that the current EU ban on stevia is out of sync with the current global regulatory environment and the EU could grant approval for stevia in 2010 based on the FDA’s decisions and JECFA's decision on the acceptable daily intake of stevia.

On March 23, 2010, we received a “no objection letter” from the U.S. Food and Drug Administration (the “FDA”) regarding our request for FDA Generally Recognized As Safe (GRAS) status on five of our stevia extract products, including Rebaudioside A 98, Rebaudioside A 95, Rebaudioside A 80, Rebaudioside A 60, and Stevioside 90 Stevia Extracts. The FDA affirmed GRAS status confirms that these stevia extracts are considered safe for use as a general purpose sweetener in foods, excluding meat and poultry products. This affirmation was based on our conclusion which is supported by the extensive independent review of our production processes and the overall quality of these stevia products by a panel of qualified scientists.

OnlySweet

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside. In June 2008 we began production of a new blend of OnlySweet increasing its sweetness. We believe this new OnlySweet formulation represents a significant advancement in quality resulting in a sweeter with more natural taste compared to other manufacturers of stevioside based sweeteners. We believe consumers will be attracted to these improvements in taste, absence of aftertaste and overall mouth feel of this new blend of OnlySweet. OnlySweet renewed its Kosher certification in July 2009 and is manufactured in the United States at an FDA approved blending facility.

We sell OnlySweet to health food retailers, national and regional grocery chains in boxes of 50 and 100 packets of one gram each. OnlySweet is carried in an estimated 3,500 stores in the U.S. and is generally located in the sweetener aisle with all natural and alternative sweeteners. We intend to continue to focus on marketing OnlySweet as a zero calorie sweetener alternative; as well as a “green” alternative. Natural products are one of the fastest growing segments in the grocery industry.

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food manufacturers and foreign trade companies. Our top 10 customers accounted for 63% of our stevioside sales in fiscal 2010. Chengdu Wagott Pharmaceutical Co., Ltd. represented 24% of our total revenues from this segment in fiscal 2010.

Sources and Availability of Raw Materials - Stevioside

The Shandong Province is a primary harvesting base of stevia leaves as well as the main region for the production of stevioside in China. We purchase all raw materials directly from local suppliers at market prices and pay for the leaves at the time of purchase. We test stevia leaves prior to purchase in an effort to maintain quality control. Our internal policy is to purchase leaves with stevioside content in excess of 12%. We believe there is ample supply in the market of leaves with stevioside content in excess of 12%. In fiscal 2010, no supplier accounted for more than 10% of our purchases of raw materials used in our Stevioside Segment.

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

We set our production schedules based on the market demand and our capacity. Our stevioside production capacity is approximately 500 metric tons annually which reflects a production capacity decrease of 100 metric tons from fiscal 2009. This decrease is a result of the closure of a 36,000 square foot stevioside production facility located in the inner part of Qufu City due to a government policy which mandated the closure of factories not located in newly zoned areas of the city.

In July 2008, our stevioside manufacturing facility located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province received a Certificate of Good Manufacturing Practices from the PRC. In fiscal 2010 we discontinued our practice of purchasing stevioside from third parties for resale. As a result of the completion of our new manufacturing facilities we have sufficient production capacity to meet demand.

In fiscal 2009, we converted our GMP certified pharmaceutical production facilities located at Qufu Shengren to a high grade stevioside production line (Rebaudioside A 80, 95 and 98). In fiscal 2010, we manufactured approximately 280 tons of stevioside, a decrease of 157 tons from prior year, mainly due to a reduction instevia sales..

CHINESE AND VETERINARY MEDICINE SEGMENT

In our Chinese and Veterinary Medicine Segment, we manufacture and sell a variety of veterinary medicines, including seven series of more than 200 products, as well as traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2010 this segment generated revenues of $3.8 million, representing 26% of our total consolidated revenues.

Veterinary Medicines

Historically, we were an advocate of preparing animal medicine from Chinese herbs, especially in antiviral and feed additives. We had concentrated our efforts in this product category on developing and producing medicines which were relevant to the needs of the animal stock industry in the PRC, and developing special veterinary medicines derived from traditional Chinese medicines or combining traditional Chinese medicine with Western medicine for feed additives, feeds and antibiotics. In fiscal 2010, these products were sold throughout 28 provinces in the PRC. During fiscal 2010, we discontinued 12 veterinary medicine products, but also launched 63 additional veterinary medicine products.

In fiscal 2010, we manufactured and sold all natural polysaccharid and flavonoid extraction compound feed additives. We believe these compounds have little or no side effects and can be substituted for antibiotics and chemical compounds often found in animal feeds. We believe our products provide a number of additional benefits, including:

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

We also sold our brand of CIO2 food disinfectant. CIO2, a chemical employed in both industrial and commercial applications., was developed successfully in 1985. It was regarded as a food disinfectant by the European Environmental Protection Unit and the U.S. Environmental Protection Agency and was sanctioned as a food additive by the FDA. Japan, Australia and the European Union followed suit and regarded CIO2 as the fourth generation of safe disinfectant and food additive as a substitute to chlorine serial disinfectants. CIO2 is regarded as an A-grade safe additive by the World Health Organization and has been strongly promoted on a global scale since February 2004.

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

We manufacture and sell approximately 280 different extracts of the estimated 400 traditional Chinese medicine extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	Purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

Veterinary Medicine.  We sold our veterinary medicine products on a wholesale basis to livestock and poultry farmers, retail veterinary product outlets and cultivating businesses. During fiscal 2010 and fiscal 2009, no customer accounted for more than 10% of our total revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. Generally, payment terms for our veterinary medicine products range from prepaid prior to shipment to net 60 days.

Chinese Medicine.  We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. In fiscal 2010 and fiscal 2009, no single customer represented more than 10% of our total revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. We generally require a deposit (ranging from 10% to 30% of the purchase) at the time an order is submitted, and offer payment terms of between six months to one year for the balance of the payment.

Sources and Availability of Raw Materials – Chinese and Veterinary Medicines

Most of our raw material purchases for our veterinary medicines are from the country’s herbal harvesting bases in the Shanxi Province. This area as well as the Anhui Province and the Anguo Area of the Hebei Province, two other herbal markets in China, are commonly referred to as the Chinese Traditional Medicine Treasury. We purchased raw materials for our veterinary medicines and traditional Chinese medicine formula extracts on the open market at market prices. For products which are based on traditional Chinese medicines, we used extract formulas produced by our own traditional Chinese medicine formula extract group. Since we purchased our raw materials at spot prices in the open market, an increase in the market price for these raw materials could have an adverse impact on our cost structure and related margins in this segment. We purchased raw materials from a number of suppliers to ensure favorable pricing.

We believe there is ample supply in the market for the foreseeable future of the ingredients for our products of our Chinese and Veterinary Medicine Segment. In fiscal 2010, no suppliers accounted for over 10% of our purchases of raw materials used in this segment.

Formulation, Manufacturing and Packaging

We manufactured approximately 280 extracts used in traditional Chinese medicine. These formulas are either commonly used formulas published in the National Medicine Dictionary or industry standard formulas which may have been developed by university research scientists or internally developed by our research and development personnel. Internally developed formulas must be approved by the Shandong Bureau of Quality and Technical Supervision prior to public use.

NEW PRODUCT DEVELOPMENT

       We engage in new product development both through our internal research facilities, industry consultants and specialists and in partnership with a number of research facilities in the PRC. including:

-	Tianfulai Bio-Tech Technology Co., Ltd. (Beijing) where we are seeking to develop the traditional Chinese medicine polysaccharide anthone extract powder for forage; and
-	Beijing Medical University and China Agriculture University.

               We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2010 and fiscal 2009 we spent $1.5 million and $0.04 million, respectively, on research and development.

                As part of Wild Flavors investment in our company, Wild Flavors agreed to provide product development services as part of a broader services agreement with Sunwin USA LLC.  See “Item 1. Business – Our Corporate History – Wild Flavors.”

In August 2009 we entered into an agreement with a consultant to provide training to workshop technologists/technicians and improve testing procedure to increase the production yield of our stevioside production process for which we paid approximately $96,000.  This work was completed in January 2010.

In September 2009 we entered into an agreement with Jianping Feng to provide lab technicians training, assist us in new product development, project research and the selection of professional consultants in our veterinarian medicine business.  The term of the agreement is from September 1, 2009 to August 31, 2010.  We agreed to pay Mr. Feng approximately $176,000 over the term of the contract.

                In October 2009 we entered into an agreement with Beijing Hongma Mingtai Biotechnology Co., Ltd. to assist us in the preparation and filing of an application with Chinese Ministry of Agriculture for a new herb based veterinary medicine drug including preparation, compilation, review and submission of the application documents and trial test reports required in connection with the filing of the application.  We agreed to pay Beijing Hongma Mingtai Biotechnology Co., Ltd. approximately $147,000 for this work and an additional $147,000 upon release of the product, satisfactory customer acceptance and achievement of market share.

                In November 2009 we entered into an agreement with Lin Hou to develop extraction techniques to enhance the stevioside content and quality during mass production.  We agreed to pay Mr. Hou approximately $74,000 and issue 1,000,000 shares of our common stock valued at $260,000 upon reaching various milestones throughout the course of the project. These shares were issued in June 2010.

                In December 2009 we entered into an agreement with Xiangtao Kong to assist us in developing processing techniques for the production of high grade stevia products and to assist us in production design, equipment installation and testing for the mass production of these high grade stevia products.  We agreed to grant to Mr. Kong 684,000 shares of our common stock (valued at $157,366) upon satisfactory completion of testing of the equipment he is responsible for implementing. These shares were issued in June 2010.

                In April 2010 we entered into an agreement with Beijing Hongma Mingtai Biotechnology Co., Ltd.  to compile and revise GMP software used in the production of a variety of veterinarian and Chinese herbal medicine products and assist us in data entry, staff training, document submission and obtaining GMP certification.  We agreed to pay Beijing Hongma Mingtai Biotechnology Co., Ltd.  approximately $188,000 in installments over the course of the project upon completion of various milestones.

Competition

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Stevioside.  There are approximately 30 stevioside manufacturers operating on a continuing basis in China. Our primary competitors in the stevioside market are Ganzhou Julong High Technology Food Industry Co., Ltd., Shandong Huaxian Stevia Co., Ltd., GLG Live Tech Corp. and PureCircle Limited. While these competitors have production capacity similar to ours, we believe we compete effectively with them based on our production capabilities and product quality. In addition, other companies periodically enter the market depending upon demand. These short term participants may choose to stop production when raw materials are not readily available in the marketplace. The sporadic oversupply of product from these competitors can adversely affect our market share. Furthermore if demand wanes, these competitors may reduce the price of their products which can adversely affect market prices. In addition to competing with other Chinese companies, we also compete with foreign growers and processors.

Veterinary Medicine.  Our principal competitors in our veterinary medicine product line were China Animal Husbandry Industry Co., Ltd., Qilu Animal Health Products Factory Co., Ltd. and Shinjaizhuang Huamu Animal Husbandry Co. Ltd. In addition, as the PRC is a member of the World Trade Organization, our competitors are permitted to import a variety of products that directly compete with the products we sell. As we foresee a continued decline in sales and profit margin in this Segment for the coming years due to the global economic downturn and a reduction in breeding and farm operations we made a strategic decision in June 2010 to exit all business activities related to Veterinary Medicine to streamline our product offerings by focusing on our core business in the production and sales of stevia and other herb-based products including herbal extracts and medicines.

Chinese Medicine.  The market in the PRC for traditional Chinese medicine extracts is extremely competitive. We believe there are more than 500 companies engaged in herb extraction in the PRC. Companies in many different industries, including pharmaceutical companies, chemical companies, health products companies, herb extraction companies, biological engineering companies and research and development institutions, are now engaged in herb extraction. Our major competitors include Anhui Xuancheng Baicao Plants Industry & Trade Co., Ltd., Sichuan Shifangkangyuan Medicine Materials Co., Ltd. and Lanzhou Lantai Bio-Engineering Tech Co., Ltd. Most products from these companies are exported to overseas markets. Competitive factors primarily include price and quality. We believe our ability to compete is related to our product quality and reputation in the market place. Globally, we believe we will be able to effectively compete against similar companies from other countries as a result of our lower labor costs and China’s soil and growing conditions, which enable us to produce higher quality products.

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

The Good Manufacturing Practice ("GMP") regulations of the U.S. Food, Drug and Cosmetic Act require domestic or foreign manufacturers to employ a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices intended for commercial distribution in the United States. In addition, the GMP regulations require (i) various specifications and controls be established for devices; (ii) devices be designed under a quality system to meet these specifications; (iii) devices be manufactured under a quality system; (iv) devices meet these specifications; (v) devices be correctly installed, checked and serviced; (vi) quality data be analyzed to identify and correct quality problems; and (vii) complaints must be processed. The regulations are intended to ensure that medical devices are safe and effective for their intended use. The FDA monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP regulations.
The production, distribution and sale of our products in the United States is subject to various federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FDCA”); the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

Compliance with applicable federal and state regulations is crucial to our. Although we believe that we are in compliance with applicable regulations, should the FDA or any state in which we operate amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products we are unable to reformulate, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation. Failure to comply with applicable requirements could result in sanctions being imposed on us or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

The FDCA generally regulates ingredients added to foods and requires that such ingredients making up a food product are themselves safe for their intended uses.  In this regard, generally when a company adds an ingredient to a food, the FDCA requires that the ingredient either be determined by the company to be generally regarded as safe (“GRAS”) by qualified experts or go through FDA’s review and approval process as a food additive.

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

Currency. The value of the Renminbi (“RMB”), the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. In June 2010, China announced its decision to allow more flexibilities of its currency against the U.S. dollar.

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

Sale of Shengya Veterinary Medicine

On June 29, 2010 Qufu Natural Green entered into a Stock Sale and Purchase Agreement (the “Shengya Agreement”) to sell its 100% ownership interest in Shengya to Mr. Zhang, our president and chairman of our Board of Directors.  Under the terms of the Agreement, the purchase price for the 100% ownership interest in Shengya is $5,003,869, the net book value of Shengya’s assets (total assets minus total liabilities) as set forth on its consolidated balance sheet as of April 30, 2010 (the “Purchase Price”).  Upon closing of the transaction, Mr. Zhang will pay the Purchase Price by cancelling 7,818,545 shares of our common stock he owns (the “Cancelled Shares”).  The value of our common stock for purposes of computing the number of Cancelled Shares was the average of the closing price of the stock over the 10 trading days prior to the date of the Shengya Agreement.  The transaction is expected to close on July 31, 2010.

Sunwin Canada

In June 2010, we elected to dissolve Sunwin Canada in fiscal 2011 in an effort to further streamline our business operations. We formed Sunwin Canada in April 2006 in part to market our traditional Chinese medicines to Canadian retail stores. In fiscal 2010 this subsidiary recorded no revenues from this subsidiary.

EMPLOYEES

As of July 26, 2010, we employed 211 people in the following areas:

Function	Number of Employees
Management and administration	31
Manufacturing and production	144
Quality control and research and development	13
Sales and marketing	23
Total	211

All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally works in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

U.S. and Chinese Advisors

On April 29, 2009 the Company entered into a consulting agreement with China Direct Investments, Inc. (“CDI”) to provide services during the period beginning May 1, 2009 through April 30, 2010.  Under the terms of the agreement, CDI will provide advice regarding general business matters, evaluate potential sources of investment capital, manage professional resources, coordinate filings with the SEC, assist in the implementation of internal controls, translation services, and assist in the coordination of investor road shows, or investment conferences. As compensation for services we issued CDI 1.3 million shares of our common stock within 30 days of signing the agreement, and paid them $150,000 within 45 days of signing the agreement. On March 26, 2010 our Board of Directors approved the issuance of 1.4 million shares of our common stock valued at $490,000 to CDI as a bonus for its performance during fiscal 2010 under the terms of the April 29, 2009 consulting agreement.

On March 31, 2010, we signed a memorandum agreement with CDI to provide it consulting services to us through the end of fiscal 2011 and we agreed to pay for all services rendered by the third party providers and professionals needed to provide services required by us, such as legal and auditing fees, transfer agent fees, investor relations consultant fees and other out of pocket expenses required in connection with our U.S. operations. Under the terms of the agreement, CDI will provide advice regarding potential exchange listing and capital structure, coordination of filings with the SEC, assist in identifying potential directors, capital raising, investor relations, general business matters, evaluate potential sources of investment capital, manage professional resources, the implementation of internal controls, and the coordination of the disposition of our veterinarian business.

ITEM 1A.	RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

RISKS RELATED TO OUR COMPANY

OUR REVENUES HAVE DECLINED AND THERE ARE NO ASSURANCES THEY WILL RETURN TO HISTORIC LEVELS IN FUTURE PERIODS.

Our revenues for fiscal 2010 declined approximately 35% from fiscal 2009 and our revenues for fiscal 2009 declined approximately 3% from fiscal 2008.  We reported an operating loss of $4.9 million and a net loss of $5.0 million for fiscal 2010.  While we believe the decline in our revenues in our Stevioside Segment is primarily due to continuing reduced customer demand over all product categories due to slow recovery in response to the global economic downturn, and that these revenues may rebound in future periods, subsequent to April 30, 2010 we made a determination to exit our Veterinary medicine business because of the weak performance in this business which we expect to continue.  If our efforts to increase our revenues are not successful in our remaining business units, it is likely that we will continue to report losses from operations in future periods and we will be required to use our working capital to fund our operating expenses instead of our growth.

OUR FUTURE REVENUES DEPEND UPON CONTINUED MARKET ACCEPTANCE OF OUR STEVIOSIDE PRODUCTS AND APPLICATION OF STEVIOSIDE IN MAINSTREAM CONSUMER PRODUCTS.

Currently we derive a majority of our revenue from the sale of stevioside and stevioside based products, and we expect this will continue for the foreseeable future, particularly in light of our decision to discontinue our Veterinary medicine business unit. If manufactures and producers of products that use stevioside as a sweetener do not increase and the market does not continue to accept these products, our revenues will decline significantly, and this would negatively affect our results of operations, financial condition and cash flows.

Factors that may affect the market acceptance of our stevioside based sweetener products include the taste, price, availability of supply, competing products, the development of stevioside-based flavors, and its applications in mainstream consumer products. Many of these factors especially R&D of stevioside-based flavors and mainstream consumer products are beyond our control.

EACH OF OUR THREE MAIN PRODUCT GROUPS OPERATES IN HIGHLY COMPETITIVE BUSINESSES AND BARRIER TO ENTRY TO THE MARKET IS LOW.

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

WE ARE HIGHLY DEPENDENT ON OUR PRESIDENT, AS WELL AS HIS AFFILIATED COMPANIES, PHARMACEUTICAL CORPORATION AND SHANDONG GROUP.

We are dependent upon the services of Mr. Laiwang Zhang, our President, and his affiliated companies Pharmaceutical Corporation and Shandong Group, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in China. Although we have a management agreement with Phamaceiutical Corporation to provide housing to certain of our non-management employees, government mandatory insurance for our employees, rent for our principal offices and the use of research and development facilities, we do not have an employment agreement with Mr. Zhang. We also do business with several companies which are affiliated with Mr. Zhang as described later in this report under “Certain Relationships and Related Party Transactions.” We are dependent upon those relationships to provide us with certain services which we cannot readily obtain on our own without additional expense. Other than with respect to the management agreement, we do not have written agreements with any of these related parties.

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

As described elsewhere herein, we historically have engaged in a number of transactions with affiliated entities and we anticipate that we will continue to engage in such transactions in future periods. In addition, we pay Shengwang Pharmaceutical, a related party, an annual management fee which includes costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees and rent for our principal offices and the research and development facilities we use. Although the management fee paid increased to $316,454 in fiscal 2009 from $199,166 in fiscal 2008, Pharmaceutical Corporation has agreed as part of the February 5, 2009 transactions with Wild Flavors to cap its consulting fees to $175,508 (RMB 1,200,000) per year beginning in January 2010. Further, Pharmaceutical Corporation has waived such consulting fees for fiscal 2010.See Item 1 – Business – Our Corporate History - Wild Flavors. While we believe that the terms and costs of this management fee are fair to us, because this agreement is not negotiated on an arms-length basis there are no assurances that we could not obtain more favorable terms from an unrelated party. We cannot assure you that the terms of these transactions will always be as favorable to us as we might receive from non-affiliated third parties.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. While our cost of sales as a percentage of revenues in our Stevioside segment increased by 6% in fiscal 2010 compared to fiscal 2009, the increases could be significantly higher in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At April 30, 2010 our PRC subsidiaries had approximately $11.7 million on deposit in banks in China, which represented approximately 92% of our cash. We cannot be certain that we could have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

For foreign currency translations, in fiscal 2010 and fiscal 2009 we reported unrealized loss of $3,756 and gains of $638,675, respectively. As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, the financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, does have a material impact on our financial statements.

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

An occurrence of any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct the operations of our Chinese subsidiaries as they are presently conducted. If we were unable to continue the operations of our Chinese subsidiaries as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy.  In addition, some of our customers have cut back their breeding and farming operations reducing the amount of their purchases from us.  Furthermore, there can be no assurance that our customers will not continue to be affected by the threat of swine flu or similar influenzas in the future, or that their production will resume to normal levels. If either case should continue to occur, our business, results of operations and financial condition will be adversely and materially affected.

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

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

Because all of our revenues are in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government allows greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

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

A LARGE PORTION OF OUR OUTSTANDING COMMON SHARES ARE “RESTRICTED SECURITIES” AND FUTURE SALES OF THOSE SHARES BY OUR STOCKHOLDERS COULD ADVERSELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

At July 26, 2010 we had 163,329,449 shares of common stock outstanding, of which approximately 64,453,856 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province.

Our principal executive offices and stevioside manufacturing facility is comprised of approximately 64,000 square feet situated on land which we hold land use rights.  The land use rights expire on March 14, 2054.

In October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facility used in our traditional Chinese medicine business. This lease, which expires on October 1, 2012, provides for an annual rent of approximately $23,400. No rent was paid for this facility in fiscal 2010 as Pharmaceutical Corporation waived its annual management fee charged to Qufu Natural Green that includes rent for this facility.

In October 2002 Qufu Natural Green entered into a lease agreement with Qufu LuCheng Chiya Resident Commitment, an unaffiliated local government entity.  This agreement provides for the use of an approximate 25,200 square foot facility used in our Veterinary medicine business. This lease, which expires in August 2012, provides for annual rent of approximately $26,325. This lease is will be assigned to Mr. Zhang our President and Chairman of the Board of Directors upon completion of the sale of Shengya Veterinary Medicine to Mr. Zhang which is expected to close in July 2010.  See “Business - Our Corporate History - Sale of Shengya Veterinary Medicine”
In April 2004, Qufu Natural Green entered into a lease agreement with Qufu ShengDa Industry Co., Ltd., an unaffiliated local governmentally owned entity which includes an approximate 36,000 square foot stevioside production facility. This lease, which was originally set to expire on April 1, 2014 provided for annual rent of $4,387, for the first five years of the term and increased to $7,313 annually for the balance of the lease term. This lease was terminated in December 2009 as a result of a government policy which mandated the closure of factories not located in newly zoned areas of the city.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “SUWN”. The following table sets forth the reported high and low closing prices for our common stock as reported on the OTCBB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2009
May 1, 2008 through July 31, 2008	$0.39	$0.22
August 1, 2008 through October 31, 2008	$0.29	$0.10
November 1, 2008 through January 31, 2009	$0.47	$0.10
February 1, 2009 through April 30, 2009	$0.38	$0.15

Fiscal 2010
May 1, 2009 through July 31, 2009	$0.23	$0.15
August 1, 2009 through October 31, 2009	$0.28	$0.17
November 1, 2009 through January 31, 2010	$0.31	$0.19
February 1, 2010 through April 30, 2010	$0.58	$0.24

On July 26, 2010, the last reported sale price of the common stock on OTC Bulletin Board was $0.50 per share. As of July 26, 2010 there were 751 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

RECENT SALES OF UNREGISTERED SECURITIES

As compensation for services pursuant to an April 29, 2009 consulting agreement between us and China Direct Investments, Inc. (“CDI”) for services to be provided during the period beginning May 1, 2009 through April 30, 2010, we issued 1,300,000 shares of our common stock valued at $260,000.   Also, on March 26, 2010 we issued 1,400,000 shares of our common stock valued at $ 490,000 to CDI as a bonus for its performance during fiscal 2010 under the terms of our consulting agreement with such firm.  CDI is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended April 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes and other information presented elsewhere in this Form 10-K.

Overview

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During 2010 and 2009 our operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese and Veterinary Medicine.

In June, 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines as a result of the weak performance in our Veterinary Medicine business which we expect to continue. Consequently, we will exit all business activities related to our veterinary medicine business and on June 29, 2010 entered into an agreement to sell our 100% interest in our subsidiary Shengya Veterinary Medicine to Mr. Laiwang Zhang, our president and chairman of the Board of Directors.  See  “Item 1. Business – Our Corporate History – Sale of Shengya Veterinary Medicine.”

On March 23, 2010, we received a “no objection letter” from the FDA regarding our request for FDA Generally Recognized As Safe (GRAS) status on five of our stevia extract products, including Rebaudioside A 98, Rebaudioside A 95, Rebaudioside A 80, Rebaudioside A 60, and Stevioside 90 Stevia Extracts. FDA affirmed GRAS status confirms these stevia extracts are considered safe for use as a general-purpose sweetener in foods, excluding meat and poultry products. This affirmation is based on our conclusion which is supported by the extensive independent review of our production processes and the overall quality of these stevia products by a panel of qualified scientists.

As a result of the recent FDA action, greater worldwide acceptance of stevia as a natural low calorie sweetener and our a strategic alliance with Wild Flavors, Inc., we plan to devote additional resources to product development and the further expansion of our stevia sales efforts in the United States and other countries.

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

OnlySweet™

OnlySweet™ is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside. OnlySweet™ is carried in 3,500 stores in the U.S. and is generally located in the sweetener aisle with all natural and alternative sweeteners. We intend to continue to focus on marketing OnlySweet™ as a zero calorie sweetener alternative; as well as a “green” alternative. Natural products are one of the fastest growing segments in the grocery industry.

On May 11, 2009 we converted our former consolidated subsidiary Sunwin Stevia International into Sunwin USA and contributed $423,493 of net assets into the newly formed entity.  Although we retained a 55% ownership interest in the new entity, due to contractual rights the noncontrolling interest holder has effective operating control in all significant decisions that would be expected in the ordinary course of business. Based on these factors we began to account for Sunwin USA as an equity method investment beginning from the first quarter of 2010, and our 55% interest in net income of the entity as part of other income.  OnlySweet™ is the only product Sunwin USA markets and we do not anticipate that our inability to consolidate this entity will adversely impact our revenues in future periods.

Chinese and Veterinary Medicines Segment

In our Chinese Medicine and Veterinary Medicine segment, we manufacture and sell a variety of veterinary medicines, including seven series of more than 200 products, all natural polysaccharid and flavonoid extraction compound feed additives, a CIO2 food disinfectant and traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals.

We also manufacture and sell approximately 280 different extracts of the estimated 400 traditional Chinese medicine extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Performance

In fiscal 2010 our total revenues, including related party revenues, declined 35% compared with fiscal 2009. Revenues from our Chinese and Veterinary Medicines segment decreased 51% while revenues from our Stevioside segment decreased 26%.  These decreases in our Chinese and Veterinary Medicines segment was primarily due to a continuation of decreased customer demand and decreased production levels coupled with stricter governmental regulations on veterinary feeds and medicines.  Production in our Stevioside segment was negatively impacted by severe weather and high temperature in the summer which hampered the plant growth and increased the incidences of plant diseases, resulting in a lower yield.  We also made the decision to broaden our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing in partnership with Wild Flavors to introduce to the global food and beverage industry.  This resulted in the need for us to idle production while we were upgrading our 33,000 square foot Qufu Shengren stevioside production facility in fiscal 2010 for the production of high grade stevia.  Production was further impacted by the closing of our 36,000 square foot stevioside production facility located in Qufu, China in December 2009 due to a government policy which mandated the closure of factories not located in newly zoned areas of the city. These factors caused us to significantly reduce our overall production during fiscal 2010.  In addition to our reduced production, stevia sales in fiscal 2010 were negatively impacted by softness in the overall bulk stevia market, especially in both the Japanese and South Korean markets which did not fully recover from the prior year’s global economic downturn. Furthermore, we encountered fierce competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia.

Some of our customers opted out of our higher quality Reb A 40% and 60% in favor of lower quality stevia grades, such as stevioside A3 80%, and as a result our Qufu stevioside divisions suffered a loss. Management believes its decision to differentiate itself as a producer of higher quality stevia grades and product formulations through its partnership with Wild Flavors in the U.S. and Europe will lead to sustainable growth in stevia shipments for the future.  These two markets are currently the largest in the world for low or zero calorie products in the food and beverage industry and our ability to now sell into the U.S. as a sweetener opens this vast market opportunity.  Additionally, we anticipate that same opportunity will emerge in the European Union sometime in 2011.
Both segments were also negatively affected by higher freight and other input costs which resulted in higher cost of revenues.  Our total operating expenses increased 65% in fiscal 2010 over fiscal 2009.  We reported a net loss of $5.1 million for fiscal 2010, compared to a net income of $0.4 million in fiscal 2009. Further, we reported a net loss attributable to our company of $4.9 million in fiscal 2010 as compared to a net income attributable to our company of $0.5 million. These declines in net income are primarily a result of $7.7 million decrease in our fiscal 2010 revenues, $2.9 million increase in operating expenses, and $0.8 million increase in other expenses.

Our Outlook

We believe the future represents a significant opportunity for growth in our Stevioside Segment.  The key factors to our growth include:
-	We will continue to strengthen our stevioside product quality by investing in quality controls and increasing audits and applications for quality control certifications;
-	On March 23, 2010, we received a “no objection letter” from the FDA seeking GRAS status for our high grade stevioside extracts which gives us the opportunity to enter the U.S. market;
-	We continue to focus our marketing efforts to boost Asia-based stevioside sales in China, Japan, and Korea; and
-	We plan to acquire the remaining 40% non-controlling interest in Qufu Shengwang in fiscal 2011 which will help further expand and solidify our position in this market segment.

We continue to place emphasis on the expansion of sales of stevioside in the PRC and throughout Asia and North America. We believe the FDA’s “no objection letter” regarding our GRAS status that applies to five of our stevia extract products, including Rebaudioside A 98, Rebaudioside A 95, Rebaudioside A 80, Rebaudioside A 60, and Stevioside 90 Stevia Extracts places our company at the forefront of the all natural low calorie sweetener industry with more grades of stevia available for use in the United States than any other stevia producer in the world.  The FDA affirmed our GRAS status on these stevia extracts as safe for use in the form of a general-purpose sweetener in foods, excluding meat and poultry products.  We believe this affirmation will help us to expand our future revenue in the U.S. markets through improvements in product development, marketing, and distribution.

With a continued decline in sales and profit margin in our veterinary segment due to stricter governmental regulations on veterinary feeds and medicines and a reduction in demand for our old product lines we plan to exit all business activities related to veterinary medicine to streamline our product offerings by focusing on our core business in the production and sales of stevia and other herb-based products including herbal extracts and medicines.

While we foresee significant opportunities in our Stevioside segment, we face a number of challenges including new product acceptance of stevia based formulations in the food and beverage industry, our ability to manage material and labor costs, and any possible adverse effect of changes in China’s currency exchange rates on our exports.

Foreign Exchange Considerations

Revenues from our operations in the PRC accounted for substantially all of our revenues for fiscal 2010 and fiscal 2009. We report revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-20-35 of the FASB Accounting Standards Codification, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi (the “RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or (loss). The effect of exchange rate changes on cash for fiscal 2010 and fiscal 2009 were $295 and $153,180, respectively.

On June 19, 2010 China’s Central Bank announced plans to make the RMB exchange rate more flexible, which could potentially weaken its de facto two-year peg to the US dollar, resulting in an increase in the RMB exchange rate against the US dollar in the future. If any increase in the value of the RMB were to occur, it could negatively impact our product export to other countries.

RESULTS OF OPERATIONS

The following table provides certain comparative information for our results of operations in fiscal 2010 and fiscal 2009.

	Fiscal Years Ended April 30,
	2010	2009	$ Difference	% Difference

Total Revenues	$14,492,959	$22,209,912	$(7,716,953)	(35)%
Cost of Sales	11,931,027	17,129,874	(5,198,847)	(30)%
Gross Profit	2,561,932	5,080,038	(2,,518,106)	(50)%

Operating Expenses:
Selling Expenses	1,106,288	1,694,900	(588,612)	(35)%
General and Administrative	5,920,582	2,827,771	3,092,811	109%
Loss on disposition of property and equipment	156,865		156,865	N/A
Loss on equity investment	275,966		275,966	N/A
Total operating Expenses	7,459,701	4,522,671	2,937,030	65%
(loss) income from operations	(4,897,768)	557,367	(5,455,136)	N/A

Other income (expense)	(188,939)	135,483	(757,253)	N/A

Net income (loss) before income tax provision	(5,086,708)	692,850	(5,779,558)	N/A
Income taxes	(9,979)	(307,527)	297,548	(97)%
Net (loss) income	(5,096,687)	385,323	(5,482,010)	N/A

(Loss) gain on foreign currency translation	(3,756)	638,675	(642,431)	N/A

Comprehensive (loss) income	$(5,100,443)	$1,023,998	$(6,124,441)	N/A

Overall

In fiscal 2010, our total revenues decreased $7.7 million or 35% from fiscal 2009. This decrease is a result of a $3.9 million decrease in sales in our Chinese and Veterinary Medicine segment, coupled with a $3.8 million decrease in our Stevioside segment. The decrease in demand for our Chinese and Veterinary Medicine segment is primarily due to (i) reduced customer demand over all product categories in this segment as a result of the global economic downturn; and (ii) reduced customer demand due to our existing older product lines, which can no longer meet the current market needs, and a reduction of demand for antibiotics and other veterinary products as a result of decreased breeding and farm operations by our customers who cut back production in an effort to reduce the spread of swine flu in humans and animals and as a result of restrictions imposed by the PRC on the use of antibiotics and breeding of livestock impacted by this virus. In fiscal 2010 revenues in our Stevioside segment decreased 26% as compared to that of fiscal 2009 as a result of slower global demand for our Stevioside extracts.

Our Stevioside segment revenues for fiscal 2010 do not take into account of revenues attributable to Sunwin USA. Beginning in the first quarter of our fiscal 2010 we have ceased to consolidate Sunwin USA and instead accounted for our investment in the entity under the equity method due to the existence of noncontrolling interest holder’s controlling rights in the ordinary course of business, which overcame the presumption of consolidation. Please refer to our further discussion in Stevioside segment below.

In fiscal 2010, revenues from our Stevioside segment represented 74% of our total revenues as compared to 65% in fiscal 2009.  This change in contribution of revenues to our company is the result of the decrease in revenues in our Chinese and Veterinary Medicine segment. As set forth below, actual revenues from our Stevioside segment also decreased in fiscal 2010 from fiscal 2009 due to reduced demand and increased competition and the change of accounting method in our Sunwin USA subsidiary.

Our gross profit in fiscal 2010 decreased $2.5 million, or 50%, as compared to fiscal 2009. In fiscal 2010, cost of sales as a percentage of revenues increased five percentage points attributable to the higher production costs in our Stevioside segment while such costs remained the same in our Chinese and Veterinary Medicine segment. Through our acquisitions of Qufu Shengwang and Qufu Shengren, in fiscal 2009 we began converting our Qufu production facilities to the production of higher grades of stevioside.  This transition has resulted in higher costs associated with the operation of certain facilities which, when coupled with our decreased sales, contributed to our decreased margins in fiscal 2010.

In fiscal 2010, total operating expenses increased $2.9 million or 65% as compared to fiscal 2009. These increases were primarily as a result of a $1.4 million increase in research and development for new products and manufacturing processes, a $0.7 million increase in management compensation including $0.2 million in calendar year-end bonuses, a $0.6 million write-down of our obsolete inventories, and a $0.4 million increase in consulting fees as part of a stock based consulting bonus paid to China Direct Investments, Inc, and a $0.3 million loss attributable to our investment in Sunwin USA, which were partially offset by a $0.6 million decrease in selling expenses for commissions and freight due to lower sales volumes.

The following table provides information on revenues, cost of sales, gross profit, operating expenses, and operating income (loss) for each of our reporting segments for fiscal 2010 and fiscal 2009, respectively, as well as information related to our corporate operating expenses:

	Stevioside		Chinese and Veterinary Medicine		Corporate and Other		Total
	Fiscal Year Ended April 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$10,730,828	$14,513,553	$3,762,131	$7,696,359	$-	$-	$14,492,959	$22,209,912
Cost of Sales	9,221,076	11,582,643	2,709,951	5,547,231	-	-	11,931,027	17,129,874
Gross Profit	1,509,752	2,930,910	1,052,180	2,149,128	-	-	2,561,932	5,080,038

Total Operating Expenses	3,143,437	2,324,789	3,407,479	1,842,468	908,785	355,414	7,459,701	4,522,671
Total Income (Loss) from Operations	$(1,633,686)	$606,121	$(2,355,298)	$306,660	$(908,785)	$(355,414)	$(4,897,769)	$557,367

Other key indicators:

(All figures are a percentage of Revenues)	Stevioside		Chinese and Veterinary Medicine		Total
	For fiscal years ended April 30,
	2010	2009	2010	2009	2010	2009
Cost of Sales	86%	80%	72%	72%	82%	77%
Selling Expenses	5%	5%	16%	13%	8%	8%
General & Administrative Expenses	21%	11%	74%	11%	41%	11%
Total Operating Expenses	27%	16%	90%	24%	51%	20%

Stevioside Segment

Our Stevioside segment revenues for fiscal 2010 did not include revenues attributable to Sunwin USA because we changed our method of accounting for this entity as described earlier in this section Our portion of Sunwin USA’s loss for fiscal 2010 is reflected in the following table under “SUWN USA (Equity method)”.  n fiscal 2009 revenues from our Stevioside segment included $0.6 million revenues attributable to Sunwin USA which are included in the following table under “SUWN USA”.

The table below displays how we accounted for result of operations of our Stevia Segment in fiscal 2010 and fiscal 2009:

	For the year ended April 30, 2010			For the year ended April 30, 2009
	Stevia China	SUWN USA	Total stevia segment	Stevia China	SUWN USA	Total stevia segment
		(Equity method)			(Consolidation)
Revenues	10,730,828		10,730,828	13,900,838	612,715	14,513,553
Cost of revenues	9,221,076		9,221,076	11,155,714	426,929	11,582,643
Gross Profit	1,509,752		1,509,752	2,745,124	185,786	2,930,910
			-			-
Loss on Equity Investment		275,966	275,966
Other Operating Expenses	2,867,471		2,867,471	1,798,103	526,686	2,324,789
			-			-
(LOSS) INCOME FROM OPERATIONS	(1,357,719)	(275,966)	(1,633,685)	947,021	(340,900)	606,121
			-			-
Total Other Income (Expense)	18,701		18,701	5,014	(3,682)	1,332

INCOME TAXES	7,415		7,415	217,251		217,251

NET (LOSS) INCOME	(1,346,433)	(275,966)	(1,622,399)	724,756	(337,218)	387,538

Without the consideration of Sunwin USA, the results of operations from our Stevioside segment in fiscal 2010 fiscal and fiscal 2009 are as follows:

Revenues. Revenues from our Stevioside segment in fiscal 2010 represented 74% of our total revenues as compared to 63% in fiscal 2009. However, revenues within this segment decreased $3.2 million or 23% as compared to fiscal 2009.   In fiscal 2010, we manufactured approximately 280 tons of stevioside as compared to approximately 437 tons in fiscal 2009. Our revenues in this segment were adversely impacted by a number of factors, including softness in the bulk stevia market in Japan and South Korean which are principal export markets for our products, increased competition, a shift by some of our customers to a lower grade stevia in an effort to reduce costs as well as the impact of severe weather conditions in the summer of 2009 which resulted in lower plant yield, idling of production facilities for an upgrade and the loss of one production facility through a PRC government mandated closing.

Gross Profit. Our gross profit in this segment in fiscal 2010 decreased $1.2 million to $1.5 million, a gross margin of 14%, as compared to $2.7 million or a gross margin of 20%, in fiscal 2009. This decrease in our gross profit margin was primarily attributable to a higher stevioside cost and a higher fixed production cost as we continued to experience higher manufacturing costs for the production of higher grades of stevia at our Qufu production facilities. In fiscal 2010, cost of sales in our Stevioside segment accounted for 86% of its revenues, an increase of six percentage points from fiscal 2009. In the future, with the anticipated return of our customer demand for higher grades of stevioside and with our further ramp up of our production volume at these new facilities, we expect to increase our growth profit margins.

Operating Expenses. Operating expenses for our Stevioside Segment in fiscal 2010 increased $1.1 million, or 63%, as compared to fiscal 2009. This increase is primarily attributable to increases in general and administrative costs within this segment due to an increase of $0.6 million in research and development for new stevioside A3 and RA 98% production and quality control processes, an increase of $0.3 million in management compensation, and an increase of $0.2 million from a loss on disposition of property and equipment due to the closure of a 36,000 square foot stevioside production facility in Qufu, partially offset by a $0.1 million reduction in sales expenses.

The following unaudited pro forma results of operations have been prepared as if Sunwin USA had been accounted for under the equity method of accounting in the following periods:

	For the Years Ended April 30,
	2010	2009
		(Unaudited)
	Sunwin USA	Sunwin USA
Loss in investment under the equity method	$(275,966)	$(189,520)

NET LOSS	$(275,966)	$(189,520)

Chinese and Veterinary Medicine Segment

Revenues. In fiscal 2010, revenues from our Chinese and Veterinary Medicine Segment decreased $3.9 million or 51% as compared to fiscal 2009. During this period, revenues from this segment represented 26% of our total revenues as compared to 35% in fiscal 2009. This decrease is primarily the result of a decrease in sales of both our traditional Chinese medicine products of $2.0 million and veterinary medicine products of $2.0 million, respectively.   As described elsewhere herein, we are in the process of exiting all lines related to our veterinary medicine business.  As a result, our revenues from this segment will be significantly reduced in future periods.

Gross Profit. Our gross profit in this segment decreased $1.0 million to $1.1 million as compared to fiscal 2010. However, as a percentage of revenues our gross profit margin remained at 27.9%, the same as that in fiscal 2009 as a result of our efforts to contain input and manufacturing costs.

Operating Expenses. In fiscal 2010, operating expenses associated with this segment totaled $3.4 million, an increase of $1.6 million as compared to fiscal 2009. This increase is primarily the result of an increase of $2.0 million in general and administrative expenses, including $0.9 million in research and development, $0.6 million in one-time impairment charges to dispose obsolete products in our veterinary inventory, $0.4 million in bad debt expenses, and $0.4 million in management compensation, offset by a decrease of $0.4 million in sales expenses due to lower sales commissions, freight, promotion, and other related selling costs.

Corporate and Other

We incur various operating expenses at the corporate level related to stock-based compensation, legal, auditing, professional and business consultants. For fiscal 2010, these expenses increased $0.5 million to $0.9 million as compared to $0.4 million in fiscal 2009. This increase results primarily from a $0.4 million increase in stock-based compensation and $0.1 million for consulting services.

TOTAL OTHER INCOME (EXPENSE)

In fiscal 2010, our total other expense totaled $0.2 million, an increase of $0.3 million as compared to total other income of $0.1 million in fiscal 2009. Other expense for fiscal 2010 consists of a $0.2 million loss on change in fair market value of our derivative liability related to warrants issued in our 2007 private offering.

FOREIGN TAXES

In fiscal 2010, foreign taxes decreased $0.3 million to $0.01 million compared to that of fiscal 2009 due to lower taxable income generated in China. We did not generate taxable income in the U.S. during the period and only incurred corporate and non-cash expenses.

NET INCOME AND COMPREHENSIVE INCOME (LOSS)

In fiscal 2010 we reported net loss of $5.1 million as compared to net income of $0.4 million for fiscal 2009. The decrease is primarily due to a decrease in net revenue of $7.7 million resulting in a decrease of $2.5 million in gross profit, an increase of $2.9 million in operating expenses, and an increase of $0.3 million in other expenses. In fiscal 2010 we reported a comprehensive loss of $5.1 million, a decrease of $6.1 million as compared to the reported comprehensive income of $1.0 million in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. The following table provides certain selected balance sheet comparisons between April 30, 2010 and 2009, respectively:

	April 30,
	2010	2009	$ Increase/Decrease	% Increase/Decrease

Working Capital	$18,786,249	$19,881,064	$(1,094,815)	(6)%

Cash	$12,746,756	$10,487,165	$2,259,591	22%
Accounts receivable, net	2,803,482	4,011,446	(1,207,964)	(30)%
Inventories, net	5,696,533	7,415,809	(1,719,276)	(23)%
Prepaid expenses and other current assets	287,383	294,210	(6,827)	(2)%

Total current assets	21,794,416	22,208,630	(414,214)	(2)%
Property and equipment, net	17,138,123	19,121,340	(1,983,217)	(10)%
Land use rights	2,237,404	2,289,267	(51,863)	(2)%
Total Assets	$41,317,470	$43,619,237	$(2,301,767)	(5)%

Accounts payable and accrued expenses	$2,855,584	$2,098,967	$756,617	36%
Other current payables	-	10,000	(10,000)	(100)%
Taxes payable	151,105	160,021	(8,916)	(6)%
Due to related party	1,478	58,578	(57,100)	(97)%

Total current liabilities	3,008,167	2,327,566	680,601	29%
Derivative Liability	347,936	-	347,936
Other payables	157,816	157,830	(14)	nm
Total liabilities	$3,513,919	$2,485,396	$1,028,523	41%
n/m not meaningful

From an overall perspective, the ongoing global economic instability has not had a significant impact upon our liquidity as the majority of our short-term financing is obtained through payment terms with our suppliers and vendors rather than business loans from banks. Both the economic downturn and decreased market demand have impacted our operations in the following ways: (i) reduced customer demand across all of our segments and product categories; (ii) reduced customer demand for antibiotics and other veterinary products as a result of both the impact of aging inventories in our product offerings and the decreased breeding and farm operations by our customers who cut back production in an effort to reduce the spread of swine flu in humans and animals and as a result of restrictions imposed by the PRC on the use of antibiotics and breeding of livestock impacted by this virus; and (iii) our customers are slower to pay us with days sales outstanding increasing to an average of 73 days for fiscal 2010 up from 66 days for fiscal 2009.

At April 30, 2010, we had working capital of $18.8 million including cash of $12.7 million as compared to working capital of $19.9 million including cash of $10.5 million at April 30, 2009. Our cash position by geographic area was as follows:

	April 30, 2010	April 30, 2009
China	$11,696,648	$10,100,869
United States	1,049,651	380,487
Canada	457	5,809
Total	$12,746,756	$10,487,165

Accounts receivable, net of allowance for doubtful accounts, at April 30, 2010 totaled $2.8 million as compared to  $4.0 million at April 30, 2009. Our allowance for doubtful accounts, which reflects accounts receivable balances in excess of 12 months, increased $0.7 million to $1.5 million from $0.8 million at April 30, 2009. We may, however, collect all or a portion of these doubtful accounts. At April 30, 2010 our accounts receivables decreased 30% as a result of our decrease in sales as compared to fiscal 2009.

At April 30, 2010, inventories, net of reserve for obsolete inventory, decreased $1.7 million to $5.7 million as compared to $7.4 million of April 30, 2009. This decrease is primarily due to a reduced demand from our customers and curtailed productions. Of the total inventories, $4.2 million in finished goods, $1.5 million in raw material, $0.3 million in packing material and consumable, and $0.2 million in production in process, offset by $0.5 million in inventory reserve.

            At April 30, 2010, we had property and equipment, net of accumulated depreciation, of $17.1 million as compared to $19.1 million as of April 30, 2009. In fiscal 2010, we recorded $1.9 million to accumulated depreciation, disposed $1.0 million in furniture and equipment, and added $0.9 million of new purchases to plant and equipment.

At April 30, 2010, we reflected $2.9 million of accounts payable and accrued expenses, an increase of 36% from April 30, 2009. This balance includes trade accounts payable and accrued expenses of $1.9 million, other payables of $0.8 million, and accrued salaries and benefits of $0.2 million. Of the total accounts payable and accrued expenses at April 30, 2010, $1.5 million relates to our Stevioside Segment, $0.9 million relates to our Chinese and Veterinary Medicine Segment, and $0.5 million relates to our corporate payables in the United States. The increase at April 30, 2010 compared to April 30, 2009 reflects payments of balances due made in the ordinary course of business.

At April 30, 2010, we held cash of $12.7 million as compared to cash of $10.5 million at April 30, 2009, an increase of $2.2 million. During fiscal 2010, net cash provided by operating activities totaled $1.5 million, net cash used in investing activities totaled $0.3 million, and net cash provided by financing activities totaled $1.1 million, and the effect of the prevailing exchange rate had no material impact on cash.

Net cash provided by operating activities increased to $1.5 million during fiscal 2010 as compared to cash provided by operating activities of $0.7 million for fiscal 2009. For the year ended April 30, 2010, we reported a net loss of $5.1 million including $0.3 million from Sunwin USA under the equity method of accounting which had no effect on cash, and used $0.1 million to pay down taxes payable and increased $0.1 million in our accounts receivable due from related parties. During the same period, we decreased $1.0 million in our inventory build-up, $0.5 million in our accounts receivable, and increased $0.4 million each in accounts payable and accrued expenses, and other payable, respectively. For non-cash items, we made adjustments to net income of $1.9 million in depreciation, $0.8 million in stock based compensation for consulting fees, $0.7 million in allowance for doubtful accounts, $0.6 million in inventory impairment, and $0.2 million in our loss on disposition of property and equipment. For fiscal 2009, we used $0.8 million to pay down accounts payable, $1.2 million to fund increased levels of inventory and $0.2 million to pay down taxes payable. These uses were primarily offset by adjustments to net income of non cash expenses of $2.0 million related to depreciation, amortization, and consulting.

Net cash used in investing activities totaled $0.3 million during fiscal 2010 as compared to cash used of $0.2 during fiscal 2009. In fiscal 2010, we used $0.9 million for purchase of property and equipment, and provided $0.9 million in proceeds from the sales of our property and equipment. We also made $0.3 million adjustment for cash used at Sunwin USA under the equity method. In fiscal 2009, we extended an advance of $2.5 million to Qufu Shengren prior to the date we acquired this company. We acquired this amount plus additional cash deposits upon acquisition, thus offsetting the cash outflow related to the advance resulting in net cash acquired through acquisition of $0.2 million. The cash acquired through these acquisitions was offset by capital expenditures of $0.4 million associated with capital improvements in our Stevioside Segment.

Net cash provided by financing activities totaled $1.1 million during fiscal 2010, consisting of $1.1 million in proceeds from the sales of our common stocks and warrant exercise. In fiscal 2009, we provided $3.2 million in proceeds from the sales of our common stocks and warrant exercise, offset by $0.1 million used for investment banking placement fees.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities.  We have adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We have adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99?? which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We have adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees” .  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. We have adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. We have adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for us beginning February 1, 2010. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Consolidated Financial Statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010:

-	Our revenues have declined in the past two fiscal years and there are no assurances they will return to historic levels in future periods;
-
Dependence upon continued market acceptance of our stevioside products, obtaining Generally Recognized as Safe status in the United States and approval in other countries in the world that do not permit use of steviosides in food products;

-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on our president, as well as his affiliated companies, Pharmaceutical Corporation and Shandong Group;
-	Our ability to assure that related party transactions are fair to our company;
-	Our inability to control the cost of our raw materials;
-	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy;
-	Our recognition of unrealized gains on foreign currency transaction can materially impact our income from period to period;
-	The absence of various corporate governance measures which may reduce stockholders’ protections against interested director transactions, conflicts of interest and other matters;
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;

-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-	The recent outbreak of swine flu or any recurrence of Severe Acute Respiratory Syndrome, or SARS, or another widespread public health problem, could interrupt our operations.
-
Regulations relating to offshore investment activities by Chinese residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely affect our ability to complete a business combination with PRC companies.

-
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States;

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC bulletin board, and is considered a “penny stock;” and
-	The impact on our stock price due to future sales of restricted stock held by existing shareholders.

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

Our financial statements are contained in pages F-1 through F-26, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2010. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified several material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) described in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of April 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of April 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.  Our management has identified the following material weaknesses in our internal control over financial reporting:

-
We have an inadequate number of accounting personnel and our CFO and our staff within our finance and accounting group in the PRC do not have the requisite expertise in generally accepted accounting principles and the securities laws of the United States to ensure the proper application thereof;

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

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. While these remedial actions have previously been identified, the necessary operational and personnel weaknesses were not alleviated in fiscal 2010.  Our management intends to substantially complete these identified remedial actions during fiscal 2011.

If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to restate our financial statements, implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation. As we implement remediation measures, we may supplement or modify them as described above.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors as of July 24, 2010 and the positions they hold:

Name	Age	Positions
Laiwang Zhang	48	President and Chairman
Dongdong Lin	36	Chief Executive Officer, Secretary and Director
Fanjun Wu	36	Chief Financial Officer
Chengxiang Yan	42	Director and General Manager of Qufu Natural Green

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

Fanjun Wu. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by Qufu Natural Green, serving as Director of Finance from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, Ms. Wu was a Director of Finance for our subsidiary Shengya Veterinary Medicine, which was owned by Shandong Group prior to our acquisition in 2004. Ms. Wu graduated from Qufu Industrial College in 1995 with the Bachelor’s Degree in Accounting.

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

Director Qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led to our conclusion that such person should be serving as a member of our Board of Directors as of the date of this annual report in light of our business and structure.  In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collectively skills and experience of our Board members are well suited to guide us as we continue to grow our company.

Liawang Zhang.  Mr. Zhang has over 10 years of professional experience in areas of nutritional products, Chinese herb extracts, package products, animal health products, animal medicine and chemical products.  He has signficiant experience in starting companies within our industry segment and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 14 years operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 14 years marketing experience in our industry and an advanced degree in farming.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2010 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2010 with the exception of Fanjun Wu who filed one late Form 4 reporting two purchases.

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

None of our directors is an audit committee “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an audit committee “financial expert??is an individual member of the audit committee or Board of Directors who:

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

The following table summarizes all compensation recorded by us in fiscal 2010 for:

-	our principal executive officer or other individual serving in a similar capacity;
-
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in fiscal 2010 and who were serving as executive officers at April 30, 2010 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

-	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2010.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. No officers or directors received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any perquisites and other personal benefits in excess of the $10,000 in the aggregate in fiscal 2010 and fiscal 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Laiwang Zhang (1)	2010	$117,002	$2,925	0	0	$119,927
	2009	0	0	0	0	0
Dongdong Ling (2)	2010	37,892	2,925	0	0	40,817
	2009	8,378	8,900	0	0	17,278
FangJun Wu (3)	2010	36,179	2,925	0	0	39,104
	2009	3,240	0	0	0	3,240

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.
(3)	Ms. Wu has served as our Chief Financial Officer since April 30, 2004

Narrative Regarding Executive Compensation

Mr. Zhang has served as our President and Chairman of the Board since April 2005, Ms. Lin, who has served as our Chief Executive Officer since February 2005 and Ms. Wu who has served as our Chief Financial Officer since April 2004, are not a party to an employment agreement with our company. Their compensation is determined by our Board of Directors, of which Mr. Zhang and Ms. Lin are members. The Board of Directors considers a number of factors in determining the compensation of Mr. Zhang, Ms. Lin and Ms. Wu including the scope of their duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time they devote to our business. The Board of Directors did not consult with any experts or other third parties in establishing the compensation for Mr. Zhang, Ms. Lin or Ms. Wu.  For fiscal 2010 Mr. Zhang was paid $14,625 per month beginning in September 2009 through April 2010 and received a discretionary bonus of $2,925.  In the fiscal year ending April 30, 2011, Mr. Zhang will be paid an annual salary of $175,500.

Ms. Lin's compensation was comprised of a base salary of $37,892 and a discretionary bonus of $2,925 for fiscal 2010.  For fiscal 2011 Ms. Lin will be paid an annual base salary of $52,644.

Ms. Wu's compensation was comprised of a base salary of $36,179 and a discretionary bonus of $2,925 for fiscal 2010.  For fiscal 2011 Ms. Wu will be paid an annual base salary of $52,644.

In addition, each of Mr. Zhang, Ms. Lin and Ms. Wu will be entitled to an annual discretionary bonus as determined by the Board of Directors.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Mr. Zhang, Ms. Lin and Ms. Wu are covered by these government sponsored programs.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2010:

OPTION AWARDS						STOCK AWARDS

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)

Laiwang Zhang	0	0	0	0	0	0	0	0	0
Dongdong Lin	0	0	0	0	0	0	0	0	0
Fanjun Wu	0	0	0	0	0	0	0	0	0

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 24, 2010, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 24, 2010, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At July 26, 2010, we had 163,329,449 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 26, 2010 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang (1)	11,275,699	6.9%
Dongdong Lin (1)	4,984,108	3.1%
Chengxiang Yan (1)	-	-
Fanjun Wu (1)	1,732,052	1.1%
All officers and directors as a group (four persons)	17,991,859	11.1%

Wild Flavors, Inc. (2)	46,666,666	22.2%

1	Amounts include shares of common stock beneficially owned. No officers of directors hold options or warrants to purchase common stock.
2
Amount includes 20,000,000 shares of our common stock and five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share issued pursuant to a securities purchase agreement with Wild Flavors in February 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:

2005 Equity Compensation Plan	0	N/A	0
2006 Equity Compensation Plan	0	N/A	0

Plans not approved by shareholders:
None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

We have not adopted a related person transaction policy that requires our Board of Directors to approve or ratify transactions between our company or one or more of our subsidiaries and any related person.

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements at April 30, 2010 and which have occurred through the date of this report:

Accounts Receivable – related party

At April 30, 2010, Accounts Receivable – related party was $138,945 from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang for sales of our high-grade stevia products.

Due to related party

At April 30, 2010, due to related party was $1,478 due to Pharmaceutical Corporations, for management fees.

Revenues – related party

At April 30, 2010, Revenues – related party was $431,969 in connection with our sales of high grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

We have agreed to pay Pharmaceutical Corporation a management fee for services rendered on our behalf. These management services include costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for our employees, rent for our principal offices and the use of research and development facilities. For fiscal 2010 Pharmaceutical Corporation waived its management fee, and for fiscal 2009 this management fee was $316,454, which is included in our general and administrative expenses in the respective financial statements appearing elsewhere in this annual report. Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman. We have agreed to negotiate the amount of the fees payable to Pharmaceutical Corporation for these services in January of each year.

As described elsewhere herein, on June 29, 2010 Qufu Natural Green entered into the Shengya Agreement with Mr. Zhang to sell its 100% ownership interest in Shengya to Mr. Zhang, our President and Chairman of our Board of Directors.  The transaction is expected to close on July 31, 2010.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market’s director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2010 and fiscal 2009. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2010 and fiscal 2009.

	2010	2009
Audit Fees	$90,000	$90,000
Audit - Related Fees	-	-
Tax Fees	7,500	-
All Other Fees	-	-
	$97,500	$90,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

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

10.3	+	2005 Equity Compensation Plan (Incorporated by reference to the Report on Form 8-K as filed on April 28, 2005).
10.4
Lease agreement dated October 1, 2002 between Shandong Shengwang Pharmaceutical Corporation and Qufu Natural Green Engineering Co., Ltd. (Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005).

10.5
Lease agreement dated October 6, 2002 between Qufu LuCheng Chiya Resident Commitment and Qufu Natural Green Engineering Co., Ltd. (Incorporated by reference to the Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005).

10.6
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

10.8	+	2006 Equity Compensation Plan (Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006).
10.9		Subscription Agreement (Incorporated by reference to the Report on Form 8-K as filed on March 23, 2007).
10.10
Acquisition Agreement by and among Qufu Natural Green Engineering Co., Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. and Shandong Shengwang Group, Co., Ltd. dated June 30, 2008 (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K as filed on July 7, 2008).

10.11
Stock Sale And Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Shandong Shengwang Group Co., Ltd. (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K as filed on July 7, 2008).

10.12
Amendment to the June 30, 2008 Acquisition Agreement by and among Qufu Natural Green Engineering Co., Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. and Shandong Shengwang Group Co., Ltd. dated September 2, 2008. (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K as filed on September 8, 2008).

10.13
Amendment to the June 30, 2008 Stock Sale and Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Shandong Shengwang Group Co., Ltd. dated September 2, 2008 (Incorporated by reference Exhibit 10.16 to the Current Report on Form 8-K as filed on September 8, 2008).

10.14		Memo on SUWN Debt to Qiang Ma dated September 5, 2008 (Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q as filed on September 18, 2008).
10.15
November 18, 2008 Second Amendment to Acquisition Agreement by and among Qufu Natural Green Engineering Co., Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. and Shandong Shengwang Group, Co., Ltd. dated as of June 30, 2008 (Incorporated by reference Exhibit 10.19 to the Current Report on Form 8-K as filed on November 26, 2008).

10.16
November 18, 2008 Second Amendment to Stock Sale And Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Shandong Shengwang Group Co., Ltd. dated as of June 30, 2008 (Incorporated by reference Exhibit 10.20 to the Current Report on Form 8-K as filed on November 26, 2008).

10.17
Securities Purchase Agreement between Sunwin International Neutraceuticals, Inc. and Wild Flavors, Inc. dated February 5, 2009 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on February 11, 2009).

10.18
Form of Operating Agreement between Sunwin International Neutraceuticals, Inc. and Wild Flavors, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on February 11, 2009).

10.19
Distributorship Agreement dated February 5, 2009 among Sunwin International Neutraceuticals, Inc., Sunwin Stevia International Corp. and Wild Flavors, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed on February 11, 2009).

10.20
Consulting and Management Agreement between Sunwin International Neutraceuticals, Inc. and China Direct Investments, Inc. dated as of April 29, 2009. (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on July 29, 2009).

10.21
Stock Sale and Purchase Agreement dated June 29, 2010 among Qufu Natural Green Engineering, Shengya Veterinary Medicine Co., Ltd., and Mr. Laiwang Zhang (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2010).

10.22	*	Memorandum on Consulting Services dated March 31, 2010 between Sunwin International Neutraceuticals, Inc. and China Direct Investments, Inc.
14.1		Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
21.1		Subsidiaries of the registrant.(Incorporated by reference to Exhibit 21.1 to the Post Effective Amendment No. 2 to the Registration Statement on Form S-1, SEC File No. 333-142419)
31.1	*	Section 302 Certificate of the Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.

+ Management contract or compensatory plan or arrangement.
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin International Neutraceuticals, Inc.

July 29, 2010	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer and Director, (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman	July 29, 2010
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (Principal Executive Officer)	July 29,2010
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2010
Fanjun Wu

/s/ Chengxiang Yan	Director	July 29, 2010
Chengxiang Yan

  SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Sunwin International Neutraceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunwin International Neutraceuticals, Inc. and its Subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunwin International Neutraceuticals, Inc. and its subsidiaries as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended April 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
July 29, 2010

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	April 30, 2010	April 30, 2009
ASSETS

CURRENT ASSETS:
Cash	$12,746,756	$10,487,165
Accounts receivable, net of allowance for doubtful accounts of $1,504,170 and $817,923, respectively	2,803,482	4,011,446
Accounts receivable-related party	138,945	-
Inventories, net	5,696,533	7,415,809
Prepaid taxes	121,317	-
Prepaid expenses and other assets	287,383	294,210
Total Current Assets	21,794,416	22,208,630

Equity method investment	147,527	-
Property and equipment, net	17,138,123	19,121,340
Land use right	2,237,404	2,289,267
Total Assets	$41,317,470	$43,619,237
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,855,584	$2,098,967
Taxes payable	151,105	160,021
Due to related party	1,478	58,578
Other current payables	-	10,000
Total Current Liabilities	3,008,167	2,327,566

Derivative liability	347,936	-
Other payables	157,816	157,830
Total Liabilities	3,513,919	2,485,396

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. STOCKHOLDERS' EQUITY
Preferred stock ($.001 Par Value; 1,000,000 shares authorized;
No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 shares authorized;
160,240,827 and 149,902,927 shares issued and outstanding at
April 30, 2010 and 2009, respectively)	160,241	149,903
Additional paid-in capital	29,095,572	27,712,257
Retained earnings	2,274,215	6,826,215
Other comprehensive income - foreign currency	3,824,713	3,828,469
Total Sunwin International Neutraceuticals, Inc. stockholders' equity	35,354,741	38,516,844
Non-controlling interest	2,448,810	2,616,997
Total stockholders' equity	37,803,551	41,133,841
Total Liabilities and Stockholders' Equity	$41,317,470	$43,619,237
See notes to consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended April 30,
	2010	2009
Revenues	$14,060,990	$22,209,912
Revenues - related party	431,969	-
Total Revenues	$14,492,959	$22,209,912
Cost of revenues	11,931,027	17,129,874
Gross Profit	2,561,932	5,080,038

OPERATING EXPENSES:
Loss on equity investment	275,966	-
Selling expenses	1,106,288	1,694,900
Loss on disposition of property and equipment	156,865	-
General and administrative	5,920,582	2,827,771
Total Operating Expenses	7,459,701	4,522,671

(LOSS) INCOME FROM OPERATIONS	(4,897,769)	557,367

OTHER INCOME (EXPENSE):
Loss on equity investment	(222,404)	-
Other (expense) income	(19,843)	83,281
Interest income	53,308	52,202
Total Other (Expense) Income	(188,939)	135,483

(LOSS) INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(5,086,708)	692,850

INCOME TAXES	(9,979)	(307,527)

NET (LOSS) INCOME	(5,096,687)	385,323

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	168,187	114,973

NET (LOSS) INCOME ATTRIBUTABLE TO SUNWIN INTERNATIONAL NEUTRACUETICALS, INC.	(4,928,500)	500,296

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net (loss) income per common share - basic	$(0.03)	$0.00
Net (loss) income per common share - diluted	$(0.03)	$0.00

Weighted Average Common Shares Outstanding - basic	152,845,870	100,996,013
Weighted Average Common Shares Outstanding - diluted	152,845,870	101,464,350
See notes to consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended April 30, 2010 and 2009

	Sunwin International Neutraceuticals, Inc. Shareholders
	Common Stock, $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Subscription Receivable	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income	Total Equity
Balance, April 30, 2008	87,006,936	$87,007	$17,218,066	$6,325,919	$(372,900)	$3,189,794	$-	$-	$26,447,886
Common stock issued for acquisition	40,609,681	40,610	7,083,483						7,124,093
Noncontrolling interest in Qufu Shengwang							2,731,970		2,731,970
Common stock sold for cash	20,000,000	20,000	2,970,000						2,990,000
Common stock issued for placement fee	1,000,000	1,000	(1,000)						-
Placement fee paid			(100,000)						(100,000)
Exercise of Warrants	1,286,310	1,286	191,660						192,946
Subscription receivable					372,900				372,900
Amortization of stock based compensation		-	350,048	-		-			350,048
Comprehensive income:
Net income for the year	-	-	-	500,296		-	(114,973)	385,323	385,323
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						638,675	-	638,675	638,675
Other comprehensive income (loss)								638,675	638,675
Comprehensive income	-	-	-	-	-	-	-	1,023,998	1,023,998
Balance, April 30, 2009	149,902,927	$149,903	$27,712,257	$6,826,215	$-	$3,828,469	$2,616,997	1,023,998	$41,133,841
Common stock issued for services	2,700,000	2,700	747,300						750,000
Exercise of Warrants	7,637,900	7,638	1,138,047						1,145,685
Cumulative effect of change in accounting principle- adoption of ASC 815 effective January 1, 2009			(502,032)	376,500					(125,532)
Comprehensive income:
Net income for the year	-	-	-	(4,928,500)		-	(168,187)	(5,096,687)	(5,096,687)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						(3,756		(3,756)	(3,756)
Other comprehensive income (loss)								(3,756)	(3,756)
Comprehensive income	-	-	-	-	-	-	-	(4,076,445)	(5,100,443)
Balance, April 30, 2010	160,240,827	$160,241	$29,095,572	$2,274,215	$-	$3,824,713	$2,448,810	$(4,076,445)	37,803,551
See notes to consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,096,687)	$385,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,864,605	1,660,915
Loss on change in fair value of derivative liability	222,404	-
Amortization of land use rights	51,647	34,285
Stock based consulting fees	750,000	350,048
Loss on equity investment	275,966	-
Impairment of inventory	555,215	-
Loss on disposition of property and equipment	156,865	-
Allowance for doubtful accounts	686,147	337,975
Changes in assets and liabilities:
Accounts receivable	450,629	(70,902)
Inventories	996,490	(1,229,143)
Prepaid expenses and other current assets	4,802	213,864
Prepaid taxes	(121,287)	-
Accounts payable and accrued expenses	433,322	(800,474)
Accounts receivable due from related parties	(138,910)	-
Other payable	399,446	-
Other current payable	(10,000)	-
Taxes payable	(8,899)	(207,102)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,471,755	674,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to equity method investment	(260,569)	(2,500,000)
Cash acquired in acquisition	-	2,660,519
Proceeds from property and equipment disposal	877,514	-
Purchase of property and equipment	(917,989)	(405,405)
NET CASH USED IN INVESTING ACTIVITIES	(301,044)	(244,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of warrants	1,145,685	3,192,946
Payments for placement fee	-	(110,000)
Repayment of related party advances	(57,100)	-
Proceeds from short term loan	-	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,088,585	3,092,946
EFFECT OF EXCHANGE RATE ON CASH	295	153,180
NET INCREASE IN CASH	2,259,591	3,676,029
CASH - beginning of fiscal year	10,487,165	6,811,136
CASH - end of fiscal year	$12,746,756	$10,487,165
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$198,203	$-
Cash paid for interest	$-	$3,682
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired-Qufu Shengwang	$-	$7,011,682
Liabilities assumed-Qufu Shengwang	$-	$181,756
Issuance of common stock in connection with acquisition per final purchase price	$-	$4,026,851
Issuance of common stock in connection with acquisition and refundable per final purchase price	$-	$2,173,562
Negative goodwill allocated to property and equipment acquired	$-	$71,104
Fair value of assets acquired-Qufu Shengren	$-	$6,137,919
Liabilities assumed-Qufu Shengren	$-	$2,501,367
Common stock issued for Qufu Shengren acquisition	$-	$3,097,242
Negative goodwill allocated to property and equipment acquired	$-	$593,310
Fair value of non-cash assets contributed to equity method investment	$239,107	$-
Fair value of liabilities contributed to equity method investment	$76,183	$-

See notes to consolidated financial statements.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In June, 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines.  Consequently, we will exit all business activities related to our veterinary medicines and on June 29, 2010 entered into an agreement to sell our 100% interest in our subsidiary Shengya Veterinary Medicine to Mr. Laiwang Zhang, our president and chairman of the Board of Directors.  See Note 13 - Subsequent Event.

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

Wild Flavors

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

See Note 8 – Acquisitions  for further discussion regarding these transactions.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
BASIS OF PRESENTATION

We are on a fiscal year ending April 30; as such the year ended April 30, 2010 is referred to as “fiscal 2010”, and the year ended April 30, 2009 is referred to as “fiscal 2009”.

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       Our subsidiaries include the following:

-	Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company “Qufu Natural Green”
-	Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, “Qufu Shengren”, and a wholly owned subsidiary of Qufu Natural Green.
-	Shengya Veterinary Medicine Co., Ltd., a Chinese limited liability company “Shengya Veterinary Medicine”, and a wholly owned subsidiary of Qufu Natural Green
-	Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company, “Qufu Shengwang”. Qufu Natural Green owns a 60% interest in Qufu Shengwang
-	Sunwin Tech Group, Inc., a Florida corporation (“Sunwin Tech”)
-
Sunwin Stevia International Corp., a Florida corporation “Sunwin Stevia International”, a wholly owned subsidiary in fiscal 2009 was converted to Sunwin USA, LLC a Delaware limited liability company in fiscal 2010, to be referred to as “Sunwin USA”

-	Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation, “Sunwin Canada”

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry, and historical bad debt experience. This evaluation process resulted in our recognizing bad debt expense of $686,147 for fiscal 2010 and $337,975 for fiscal 2009.  In fiscal 2010, bad debt expense totaling $547,184 was derived from Shengya veternary medicine. This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicated.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At April 30, 2010 and 2009, the allowances for doubtful accounts were $1,504,170 and $817,923, respectively. The increase was mainly due to bad debt expenses charged at Shengya veterinary medicine.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

INVENTORIES

Inventories, consisting of raw materials and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.
PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with paragraph 360-10-35-17 of the FASB Accounting Standards Codification, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Accumulated depreciation on property and equipment totaled $5,127,395 and $5,726,352 at April 30, 2010 and 2009, respectively.  Also depreciation expense totaled $1,864,605 and $1,660,915 for fiscal 2010, and 2009, respectively.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are netted for financial statement purposes.

Taxes payable at April 30, 2010 and 2009 amounted to $151,105 and $160,021, respectively, consisting primarily of net VAT taxes payable.

OTHER CURRENT PAYABLES

Other payables at April 30, 2010 and 2009 totaled $0 and $10,000, respectively, and consist of a $10,000 short term loan payable at April 30, 2009 which had been repaid during the second quarter of fiscal 2010.

DERIVATIVE LIABILITY

We issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share in connection with our 2007 Unit Offering which will expire March 26, 2012; 8,410,280 and 772,380 of these warrants remain issued and outstanding as of May 1, 2009 and April 30, 2010, respectively. On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  The last sale price of our common stock on February 20, 2009 as reported on the OTC Bulletin Board was $0.30.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged. The exercise price of the warrants is subject to reset adjustment in the event of price reduction.  If we issue or sell shares of our common stock after the 2007 Unit Offering for an amount less than the original exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares.

Upon our adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) retroactively effective on May 1, 2009, we determined that the warrants did not qualify for a scope exception under FASB ASC Section 815-10-15 as they were determined to not be indexed to our stock.  This change in accounting policy became retroactively effective May 1, 2009 and the warrants were reclassified from equity to a derivative liability for the then fair market value of $1,366,890 and marked to market based upon valuation using the Black-Scholes option pricing model.  The value of the warrants decreased by $376,500 from March 23, 2007, the warrants issuance date, to the adoption date of ASC 815, May 1, 2009.  As of May 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $1,743,390 to reclassify the warrants from equity to derivative liability and a increase in retained earnings of $376,500 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and May 1, 2009.  For the year ended April 30, 2010, we recorded a loss on change in fair value of derivative liability of $222,404 to mark to market for the increase in fair value of the warrants during the year ended April 30, 2010.  Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

	May 1, 2009	April 30, 2010
Dividend Yield	0%	0%
Volatility	140%	158%
Risk Free Rate	1.39%	1.51%
Expected Term	2.92	1.89
Asset Price	$0.20	$0.52
Exercise Price	$0.15	$0.15

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of Paragraph 820-10-35-37 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  Our loan payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at April 30, 2010 and 2009.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

INCOME TAXES

We file federal and state income tax returns in the United States for its corporate operations, and files separate foreign tax returns for our Chinese subsidiaries. We account for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

	For Fiscal Years Ended April 30,
	2010	2009
Numerator:
Net (loss) income	$(4,928,500)	$500,296

Numerator for basic EPS, loss applicable to common stock holders	$(4,928,500)	$500,296
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	152,845,870	100,996,013
Stock Awards, Options, and Warrants(1)		468,337

Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	152,845,870	101,464,350
Basic and Diluted loss Per Common Share:
Earnings per share - basic	$(0.03)	$0.00

Earnings per share - diluted	$(0.03)	$0.00

(1)
At April 30, 2009 outstanding warrants to purchase common stock, which could have resulted in the issuance of 8,410,280 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price of our stock and, accordingly, has not been included in the earnings per share calculation for year ended April 30, 2009.  On February 20, 2009, the exercise price for outstanding warrants was reduced from $0.65 to $0.15, making them dilutive.  We used the treasury stock method to calculate the dilutive effect of these warrants as if they were all exercised as of February 20, 2009.

At April 30, 2010 outstanding purchase warrants which could have resulted in the issuance of 772,380 additional common shares were anti-dilutive as we reported a net loss applicable to our common shareholders; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  Both these tranches of warrants were not included in diluted earnings per calculations for the year ended April 30, 2010.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Section 830-20-35 of the FASB Accounting Standards Codification and are included in determining net income or loss.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

Our reporting currency is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi (“RMB”). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The effect of exchange rate changes on cash at April 30, 2010 and 2009 were $295 and $153,180, respectively.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our comprehensive income consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for fiscal 2010 and 2009, respectively:

	For the Years Ended April 30
	2010	2009

Net (loss) income	$(5,096,687)	$385,323
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax	(3,756)	638,675
Comprehensive (loss) income	(5,100,443)	1,023,998
Comprehensive loss attributable to non-controlling interests	168,187	114,973
Comprehensive (loss) income attributable to Sunwin International Neutraceuticals, Inc.	$(4,932,256)	$1,138,971

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of April 30, 2010, bank deposits in the United States did not exceed federally insured limits. At April 30, 2010, we had $11,696,648 on deposit in China, which are not insured. We have not experienced any losses in such accounts through April 30, 2010.

Almost all of the our sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. We also perform ongoing credit evaluations of our customers to help further reduce potential credit risk.

STOCK BASED COMPENSATION

We account for stock options issued to employees as compensation expense in the statement of operations based upon the grant-date fair value of stock options and other equity based compensation issued to employees with such expense recognized in our statements of operations over the service periods of each award.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and totaled $1,486,577 and $39,888 for fiscal 2010 and fiscal 2009, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $243,903 and $418,936 for fiscal 2010 and fiscal 2009, respectively.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities .  We have adopted this update and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We have adopted this update and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . We have adopted this update and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4,  Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. We have adopted this update and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. We have adopted this update and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 - INVENTORIES

At April 30, 2010 and 2009, inventories consisted of the following:

	2010	2009
Raw materials	$1,754,424	$3,136,205
Work in process	164,623	265,295
Finished goods	4,236,678	4,297,066
	6,155,725	7,698,566
Less: reserve for obsolete inventory	(459,192)	(282,757)
	$5,696,533	$7,415,809

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2010 and 2009, property and equipment consisted of the following:

	Estimated Life	2010	2009
Office Equipment	5-7 Years	$195,774	$215,966
Auto and Trucks	10 Years	772,924	375,157
Manufacturing Equipment	20 Years	13,185,329	16,032,086
Buildings	20 Years	8,106,022	8,062,991
Construction in Process		5,469	161,492
Gross Property and Equipment		22,265,518	24,847,692
Less: Accumulated Depreciation		(5,127,395)	(5,726,352)
Net Property and Equipment		$17,138,123	$19,121,340

For fiscal 2010 and fiscal 2009, depreciation expense totaled $1,864,605 and $1,660,915, respectively.

In November 2009, the Qufu City Environmental Protection Agency provided us notice to cease operations and vacate by December 31, 2009 our 36,000 square foot stevioside production facility that we leased from Qufu ShengDa Industry Co., Ltd., and unaffiliated government entity.  This notice followed a city policy to cease operations of factories not located in newly zoned areas of the city.   In connection with the cessation of operations at this facility, we abandoned production equipment located at this facility and we recognized a loss on disposal of equipment attributable to this event of $156,865.

NOTE 4 - LAND USE RIGHTS

At April 30, 2010 and 2009, Land Use Rights consisted of the following:

	Estimated Life	2010	2009
Land Use Right	43.5 years	$2,323,503	$2,323,710
Less: Accumulated Amortization		(86,099)	(34,443
Net Land Use Right		$2,237,404	$2,289,267

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in China until March 14, 2054. For fiscal 2010 and fiscal 2009, amortization expense amounted to $51,647 and $34,285, respectively.  The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties

At April 30, 2010 and 2009, due to related parties consisted of the following:

	2010	2009
Due to Ma Qiang	$-	$57,100
Due to Pharmaceutical Corporation	1,478	1,478
Total	$1,478	$58,578

On September 24, 2007, our subsidiary, Sunwin Canada, borrowed $430,000 from Mr. Ma Qiang, an unaffiliated party associated with our Chairman. The loan bears no interest, is unsecured and is due on demand.   On September 5, 2008, three employees, including Ms. Wu our Chief Financial Officer, who collectively owed us $372,900 related to the exercise price of options granted and exercised in fiscal 2006 agreed to satisfy their obligation to us by assuming $372,900 of the $430,000 we owed to Mr. Qiang. As a result of this transaction, monies due us in the amount of $372,900 were satisfied and the remaining balance due to Mr. Qiang was $57,100 at April 30, 2009.  This amount was repaid in full to Mr. Qiang during the second quarter of fiscal 2010.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

Ms. Wu and two other employees of ours assumed $372,900 of the debt we owed to Mr. Qiang in September 2008 to satisfy their obligation to us under a promissory note they delivered to us as consideration for the payment of their September 2008 exercise of stock options we granted them.  The delivery of a promissory note to us by Ms. Wu was considered the extension of credit to her and, accordingly, was in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits granting credit in the form of a personal loan to a director or executive officer of a public company.

Historically we have paid management fees to Pharmaceutical Corporation, in which Mr. Laiwang Zhang, our president and chairman holds a majority interest. In fiscal 2010 Pharmaceutical Corporation waived all management fees and in fiscal 2009 such management fees totaled $347,627. At April 30, 2010, we owed Pharmaceutical Corporation $1,478 for management fees. We are currently in discussions with Mr. Zhang regarding an additional waiver of this fee for fiscal 2011.

Accounts Receivable – related party

Total related party revenues of fiscal 2010 and 2009 was $431,969 and $0, respectively. At April 30, 2010 and 2009, we reported $138,945 and $0 in accounts receivable – related party, respectively. We sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at April 30, 2010 and 2009 totaled $287,383 and $294,210, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy.

NOTE 7 - INCOME TAXES

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

The components of income (loss) before income tax consist of the following:

	Fiscal Years Ended April 30,
	2010	2009
U.S. Operations	$(1,406,983)	$(657,519)
Chinese Operations	(3,679,725)	1,157,815
Total	$(5,086,708)	$500,296

The components of the provision (benefit) for income taxes are as follows:

	Fiscal Years Ended April 30,
	2010	2009
Federal, State and Local	$-	$-
Peoples Republic of China - Federal and Local	-	307,527
Total	$-	$307,527

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2010	2009
Income tax (benefit) provision at Federal statutory rate	$(1,728,000)	$236,000
State income taxes, net of Federal Benefit	(234,000)	32,000
Temporary differences		135,000
Permanent differences	86,000
U.S. tax rate in excess of foreign tax rate	510,000	(214,000)
Benefit of loss	1,376,000	254,000
Increase in valuation allowance for share-based transaction		(135,000)
Tax provision	$10,000	$308,000

We have a net operating loss (“NOL”) carry forward for United States income tax purposes at April 30, 2010 expiring through the year 2030. Management estimates the NOL as of April 30, 2010 to be approximately $3,495,000. The utilization of our NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. In addition, to US NOL’s, we have a PRC NOL for our Chinese operations as of April 30, 2010 of approximately $3,500,000, that expires in 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets  is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2010 and 2009 are as follows:

	Fiscal Years Ended April 30,
	2010	2009
Deferred tax assets from NOL carry forwards	$2,514,000	$1,288,000
Temporary differences – share based compensation	1,177,000	1,070,000
Total deferred tax asset	3,691,000	2,358,000
Valuation allowance	(3,691,000)	(2,358,000)
Deferred tax asset, net of allowance	$-	$-

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

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

Amendment to Stock Sale Agreement. As a result of the Amendment to Acquisition Agreement, on September 2, 2008, we entered into an Amendment to the Stock Sale agreement to sell up to 29,525,776 shares of our common stock to Shandong Group at $.21 per share upon completion of the Qufu Shengwang acquisition.  In addition, the Amendment to Stock Sale Agreement provides that in the event Qufu Shengwang does not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the "Target Amount") over a period of 36 consecutive months beginning the first day of the month following the closing of the stock purchase (the "Earnings Target Period"), Shandong Group shall be obligated to return a number of shares of common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which is the Target Amount less the amount of Qufu Shengwang's net income earned over the Earnings Target Period and the denominator is the Target Amount; by (ii) the number of shares of Common Stock purchased by Shandong Group under the Stock Sale Agreement.

Second Amendment to Stock Sale Agreement. As a result of the second amendment to acquisition agreement, on November 18, 2008 we entered into a second amendment to the Stock Sale Agreement to reduce the total number of shares of our common stock to be purchased by Shandong Group from 29,525,776 to 19,175,480 at $.21 per share. As a result of the Second Amendment to Stock Sale Agreement, we canceled 10,350,296 shares of the Common Stock issued to Shandong Group on December 10, 2008 and reduced the amount due from Shandong Group by $2,173,562 reflecting the difference between the purchase price under the Amendment to Stock Sale Agreement and the purchase price for the shares of common stock under the Second Amendment to the Stock Sale Agreement. In satisfaction of this term, the purchase was completed by Shandong Group’s delivery of the 60% interest in Qufu Shengwang. The 19,175,480 shares of Common Stock purchased by Shandong Group represented approximately 22% of the issued and outstanding shares of our common stock prior to the transaction.

Purchase price	$4,026,851

Net Assets Acquired:
Total Assets	7,011,682
Minus: Liabilities	(181,756)
Total Net Assets	6,829,926
*60% ownership
Net Assets Acquired:	4,097,956

Net Assets acquired in excess of purchase price; Allocated to Property and Equipment	$71,105

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

Acquisition Agreement. On March 25, 2009, Qufu Natural Green acquired Qufu Shengren for $3,097,242. The purchase price under the Agreement represents 100% of the value of the net tangible assets of Qufu Shengren of $3,097,242, as of December 30, 2008.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

Stock Sale Agreement. On March 25, 2009, we entered into a Stock Sale and Purchase Agreement with the shareholders of Qufu Shengren to purchase up to 21,434,201 of our common stock at $.145 per share, representing approximately 14.4 % of the issued and outstanding our common stock.  The purchase was completed by delivery of the interest in Qufu Shengren by its shareholders.

Purchase Price	$3,097,242

Net Assets Acquired (March 31, 2009):
Total Assets	6,137,919
Minus: Liabilities	(2,501,367)
Total Net Assets	3,636,552
*100% ownership
Net Assets Acquired:	3,636,552

Net Assets acquired in excess of purchase price; Allocated to property and equipment	$539,310

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

The following unaudited pro forma combined financial information presented below, gives effect to the acquisitions, in 2009, of Qufu Shengwang and Qufu Shengren. These acquisitions were accounted for under the purchase method of accounting prescribed by SFAS 141 as SFAS 141R will become effective for us after May 1, 2009, the beginning of our fiscal year 2010, and early adoption of SFAS 141R is prohibited. The below presentation is prepared as if the acquisitions had occurred as of the beginning of fiscal year 2009, the fiscal year of acquisition .

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

SUNWIN INTERNATIONAL NEUTRACUETICALS, INC. AND SUBSIDIARIES
UNAUDITED PRO-FORMA STATEMENTS OF OPERATIONS
	For the fiscal year ended April 30, 2009
					Sunwin
	Sunwin	Qufu	Qufu	Pro-forma	International
	International	Shengwang	Shengren	Adjustments	Pro-forma
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$21,691,675	$602,194	$114,254	$-	$22,408,123
COST OF SALES	16,550,294	626,813	89,156	-	$17,266,263
GROSS PROFIT	5,141,381	(24,619)	25,098	-	5,141,860

OPERATING EXPENSES:
Stock-based consulting expense	350,047			-	350,047
Selling Expenses	1,660,944	43,993	3,442	-	1,708,379
General and Administrative	2,291,251	232,232	31,723	-	2,555,206
Total Operating Expenses	4,302,242	276,225	35,165	-	4,613,632

INCOME (LOSS) FROM OPERATIONS	839,139	(300,844)	(10,067)	-	528,228

OTHER INCOME:
Other income (expenses)	84,890	(1,609)	51	-	83,332
Interest Income	50,130	3,105	415	-	53,650
Total Other Income	135,020	1,496	466	-	136,982

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	974,159	(299,348)	(9,601)	-	665,210

INCOME TAXES:	(307,527)	-	-		(307,527)

INCOME (LOSS) BEFORE PROVISION FOR NONCONTROLLING INTEREST	666,632	(299,348)	(9,601)	-	357,683

NONCONTROLLING INTEREST	-	-	-	119,739	119,739

NET INCOME (LOSS) ATTRIBUTABLE TO SUWN	$666,632	$(299,348)	$(9,601)	$119,739	$477,422

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	629,584	156,240	5,513	-	791,337

COMPREHENSIVE INCOME (LOSS)	$1,296,216	$(143,108)	$(4,088)	$119,739	$1,268,759

NET INCOME PER COMMON SHARE-BASIC AND DILUTED
Net income per common share-basic					$0.00
Net income per common share-diluted					$0.00

Weighted common shares outstanding-basic					123,451,788
Weighted common shares outstanding-diluted					123,920,125

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE 9 – EQUITY METHOD INVESTMENT

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

The balance of such investment is made up of the following:

Balance at April 30, 2009	$-
Initial investment on May 11, 2009	423,493
Loss on equity investment	(275,966)
Balance at April 30, 2010	$147,527

We did not recognize any gain or loss upon the deconsolidation of this entity.

The following unaudited pro forma results of operations have been prepared as if Sunwin USA had been accounted for under the equity method of accounting in the following periods:

	For the Year Ended April 30,
	2010	2009
		(Unaudited)
	Sunwin USA	Sunwin USA
Loss in investment under the equity method	$(275,966)	$(189,520)

NET LOSS	$(275,966)	$(189,520)

NOTE 10 – STOCKHOLDERS’ EQUITY

We recognized $750,000 and $350,047 in stock-based compensation and consulting expense during fiscal 2010 and fiscal 2009, respectively.  These amounts are reported as a component of general and administrative expense.  Specific transactions for each class of shareholders’ equity are discussed below.

PREFERRED STOCK

We are authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At April 30, 2010 and 2009, there were no shares of preferred stock issued or outstanding.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
COMMON STOCK

During the first quarter of fiscal 2010, we issued 1,300,000 shares of our common stock valued at $0.20 per share to China Direct Investments, Inc. for consulting services to be provided during the period beginning May 1, 2009 through April 30, 2010.

In March 2010, we issued China Direct Investments, Inc. 1,400,000 shares of our common stock valued at $0.35 per share as a bonus for its performance in fiscal 2010.

STOCK OPTIONS

As of April 30, 2010 or 2009, no options were outstanding under either the 2005 Plan or 2006 Plan.

COMMON STOCK PURCHASE WARRANTS

In March 2007 as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share.  There are an aggregate of 772,380 of the warrants that remain issued and outstanding as of April 30, 2010.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement.

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

During fiscal 2010, we issued 7,637,900 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds to us of $1,145,685. During fiscal 2009, we issued 1,286,310 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds of $192,946.

A summary of the changes to our outstanding common stock warrants granted during fiscal 2010 and fiscal 2009 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at April 30, 2008	9,696,590	0.65	*
Granted	26,666,666	0.35
Exercised	(1,286,310)	0.15
Forfeited	-	-
Outstanding at April 30, 2009	35,076,946	0.30
Granted	-	-
Exercised	(7,637,900)	0.15
Forfeited	-	-
Warrants exercisable at April 30, 2010	27,439,046	0.34

* The warrant exercise price was permanently reduced to $0.15 on February 20, 2009.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
    The following information applies to all warrants outstanding at April 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.15	772,380	1.92	$0.15	772,380	$0.15
$0.35	26,666,666	3.77	$0.35	26,666,666	$0.35
	27,439,046		$0.31	27,439,046	$0.31

NOTE 11 - AGREEMENTS AND COMMITMENTS

AGREEMENTS

        On April 29, 2009 we entered into a consulting agreement with China Direct Investments, Inc. (“CDI”) to provide services during the period beginning May 1, 2009 through April 30, 2010.  Under the terms of the agreement, CDI will provide advice regarding general business matters, evaluate potential sources of investment capital, manage professional resources, coordinate filings with the SEC, assist in the implementation of internal controls, translation services, and assist in the coordination of investor road shows, or investment conferences. As compensation for services we issued CDI 1.3 million shares of our common stock within 30 days of signing the agreement, and paid them $150,000 within 45 days of signing the agreement. On March 26, 2010 our board of directors approved the issuance of 1.4 million shares of our common stock valued at $490,000 to CDI as a bonus for its performance during fiscal 2010 under the terms of the April 29, 2009 consulting agreement.

On March 31, 2010, we signed a memorandum agreement with CDI to provide it consulting services to us through the end of fiscal 2011 and we agreed to pay for all services rendered by the third party providers and professionals needed to provide services required by us, such as legal and auditing fees, transfer agent fees, investor relations consultant fees and other out of pocket expenses required in connection with our U.S. operations. Under the terms of the agreement, CDI will provide advice regarding potential exchange listing and capital structure, coordination of filings with the SEC, assist in identifying potential directors, capital raising, investor relations, general business matters, evaluate potential sources of investment capital, manage professional resources, the implementation of internal controls, and the coordination of the disposition of our veterinarian business.

In October 2009 we signed an exclusive distribution agreement with Hunan Fuhui Flavors Co. Ltd. to distribute our stevia extract within Hunan province in China.  Under the terms of the one year agreement, we will provide marketing support and technical staff to support Hunan Fuhui’s sales efforts within the province.

In August 2009 we entered into an agreement with a consultant to provide training to workshop technologists/technicians and improve testing procedure to increase the production yield of our stevioside production process for which we paid approximately $96,000.  This work was completed in January 2010.

In September 2009 we entered into an agreement with Jianping Feng to provide lab technicians training, assist us in new product development, project research and the selection of professional consultants in our veterinarian medicine business.  The term of the agreement is from September 1, 2009 to August 31, 2010.  We agreed to pay Mr. Feng approximately $176,000 over the term of the contract.

                In October 2009 we entered into an agreement with Beijing Hongma Mingtai Biotechnology Co., Ltd. to assist us in the preparation and filing of an application with Chinese Ministry of Agriculture for a new herb based veterinary medicine drug including preparation, compilation, review and submission of the application documents and trial test reports required in connection with the filing of the application.  We agreed to pay Beijing Hongma Mingtai Biotechnology Co., Ltd. approximately $147,000 for this work and an additional $147,000 upon release of the product, satisfactory customer acceptance and achievement of market share.

                In November 2009 we entered into an agreement with Lin Hou to develop extraction techniques to enhance the stevioside content and quality during mass production.  We agreed to pay Mr. Hou approximately $74,000 and issue 1,000,000 shares of our common stock valued at $260,000 upon reaching various milestones throughout the course of the project. These shares were issued in June 2010.

                In December 2009 we entered into an agreement with Xiangtao Kong to assist us in developing processing techniques for the production of high grade stevia products and to assist us in production design, equipment installation and testing for the mass production of these high grade stevia products.  We agreed to grant to Mr. Kong 684,000 shares of our common stock (valued at $157,366) upon satisfactory completion of testing of the equipment he is responsible for implementing. These shares were issued in June 2010.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
In December 2009 Qufu Natural Green signed an agreement for general legal services in China with Mr. Yefu Sun. The term of the agreement is from January 1, 2010 to December 31, 2011. Mr. Sun shall act as counsel for Qufu with respect to legal opinions, due diligence, legal documents review, disputes settlement, and other legal matters requested by Qufu. As the compensation for the legal services, we agreed to pay Mr. Sun 1,000,000 shares of our common stock with a fair value of $210,000.

On March 16 2010, Qufu Natural Green amended its legal counsel agreement with Mr. Yefu Sun. Under the terms of Amendment of legal counsel agreement, the stock consideration of 1,000,000 shares shall be earned on a prorate basis over the period from January 1, 2010 to December 31, 2011. In the event that Mr. Sun does not perform the services based on the terms of the agreement to the satisfaction of Qufu Natural Green, Mr. Sun shall return the unearned shares which have been issued. Both parties shall negotiate to determine the amount of shares that need to be returned. During fiscal 2010, we have not issued any shares in connection with this agreement, while we have accrued legal expenses of $78,723 for services rendered during fiscal 2010.

                In April 2010 we entered into an agreement with Beijing Hongma Mingtai Biotechnology Co., Ltd.  to compile and revise GMP software used in the production of a variety of veterinarian and Chinese herbal medicine products and assist us in data entry, staff training, document submission and obtaining GMP certification.  We agreed to pay Beijing Hongma Mingtai Biotechnology Co., Ltd.  approximately $188,000 in installments over the course of the project upon completion of various milestones.

OPERATING LEASES

We lease office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine are leased from Shandong Shengwang Pharmaceutical Group Corporation (“Shandong Group”) a related party. The term of this lease will expire on October 1, 2012 and provides for annual lease payments of $23,400. Shandong Group agreed to waive the lease payments due in fiscal 2010.

In October 2002, Qufu Natural Green entered into a lease agreement with Qufu LuCheng Chiya Resident Community, an unaffiliated local governmental owned entity, which covers approximate 25,200 square feet facilities used by our veterinary medicine product group. This lease, which expires on August 20, 2012, provides for annual rent of $26,325, payable in a lump sum annually.

In April 2004, Qufu Natural Green entered into a lease agreement with Qufu ShengDa Industry Co., Ltd., an unaffiliated local governmentally owned entity which includes an approximate 36,000 square foot stevioside production facility. This lease, which was originally set to expire on April 1, 2014 provided for annual rent of $4,387, for the first five years of the term and increased to $7,313 annually for the balance of the lease term. This lease was terminated in December 2009 as a result of a government policy which mandated the closure of factories not located in newly zoned areas of the city.

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

Future minimum rental payments required under these operating leases are as follows:

Period:	Total

Period Ended April 30, 2011	$23,400
Period Ended April 30, 2012	$23,400
Period Ended April 30, 2013	$9,750

Thereafter	$0

Rent expense included in general and administrative expenses for fiscal 2010 and fiscal 2009 totaled to $33,638 and $26,214, respectively.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC subtopic 280-10 Segment Reporting - Overall. In fiscal 2010 and fiscal 2009, we operated in two reportable business segments - (1) sale of stevioside and (2) the sale of essential traditional Chinese medicine, organic herbal medicine, neutraceutical products, and animal medicines prepared from organic herbal ingredients. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for fiscal 2010 and fiscal 2009 is as follows:

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

Fiscal 2010:

Year Ended April 30, 2010
	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Net revenues	$10,730,828	$3,762,131	-	$14,492,959
Gross profit	1,509,751	1,052,181	-	2,561,932
Depreciation and amortization	1,574,595	290,010	-	1,864,605
Operating income	1,633,686	(2,355,298)	908,785	187,173
Interest income	26,670	26,466	172	53,308
Net loss attributable to
Sunwin International Neutraceuticals, Inc.	(1,454,213)	(2,343,270)	(1,131,017)	(4,928,500)
Segment assets	$29,879,999	$10,239,710	$1,197,761	$41,317,470

Fiscal 2009:
	Stevioside	Chinese and Veterinary Medicines	Corporate and Other	Consolidated
Revenues	$14,513,553	$7,696,359	$-	$22,209,912
Gross Profit	2,930,910	2,149,128	-	5,080,038
Depreciation and amortization	1,343,012	317,903	-	1,660,915
Operating income	606,121	306,660	(355,414)	557,367
Interest income	2,941	49,153	108	52,202
Net income attributable to Sunwin International Neutraceuticals, Inc.	547,973	265,260	(312,937)	500,296
Segment assets	$27,659,284	$15,830,475	$129,478	$43,619,237

NOTE 13 - SUBSEQUENT EVENTS

DISPOSITION OF SHENGYA VERTERINARY MEDICINE CO., LTD.

On June 29, 2010 Qufu Natural Green Engineering Co., Ltd. (“Qufu Natural Green”), our wholly owned subsidiary, entered into a Stock Sale and Purchase Agreement (the “Agreement”) to sell its 100% ownership interest in Shengya Veterinary Medicine Co., Ltd. (“Shengya”) to Mr. Laiwang Zhang, our President and Chairman of our Board of Directors.

Shengya manufactures and sells a variety of veterinary medicines in China that historically represents less than 20% of our total revenues and represented approximately 12% of our total revenues in our fiscal year ended April 30, 2010 compared to 16.7% in the fiscal year ended April 30, 2009. We have determined to streamline its product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines. Consequently, subsequent to April 30, 2010 we have determined to exit all business activities related to its veterinary medicines and sell our 100% interest in Shengya to Mr. Zhang.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

Under the terms of the Agreement, the purchase price for the 100% ownership interest in Shengya is $5,003,869, the net book value of Shengya’s assets (total assets minus total liabilities) as set forth on its consolidated balance sheet as of April 30, 2010 (the “Purchase Price”). Upon closing of the transaction, Mr. Zhang will pay the Purchase Price by cancelling 7,818,545 shares of the Company’s common stock he owns (the “Cancelled Shares”). The value of the Company’s common stock for purposes of computing the number of Cancelled Shares was the average of the closing price of the stock over the 10 trading days prior to the date of the Agreement. The transaction is expected to close on July 31, 2010.

DISSOLUTION OF SUNWIN CANADA

In June 2010, we elected to dissolve Sunwin Canada in fiscal 2011 in an effort to further streamline our business operations.  We formed Sunwin Canada in April 2006 in part to market our traditional Chinese medicines to Canadian retail stores. In fiscal 2010 this subsidiary recorded no revenues.

ISSUANCE OF COMMON STOCK

During May and June 2010, 737,750 stock purchase warrants were exercised at $0.15 resulting in net proceeds to us of $112,448.

On June 2, 2010 we issued unregistered shares of our common stock as follows: 1,000,000 shares to Mr. Lin Hou pursuant to a November 2009 stevia extraction consulting agreement; 684,000 shares to Mr. Xiangtao Kong pursuant to a December 2009 agreement to develop high grade stevia production processes and to provide implementation services; and 666,672 shares to Mr. Yefu Sun pursuant to a March 2010 legal services agreement.  These agreements are described in Note 11 – Agreements and Commitments  – Agreements.