Form 10-Q
period 2010-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2010-09-14
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended July 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 9, 2010 there were 155,522,809 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED July 31, 2010

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2010 is referred to as “fiscal 2010” and the coming year ending April 30, 2011 is referred to as “fiscal 2011”.  Also, the three month period ending July 31, 2010 is our first quarter and is referred to as the “first quarter of fiscal 2011”. Likewise, the three month period ending July 31, 2009 is referred to as the “first quarter of fiscal 2010”.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
	July 31, 2010	April 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$11,331,933	$10,416,522
Accounts receivable, net of allowance for doubtful accounts of $523,652 and $519,777, respectively	2,360,672	2,092,197
Accounts receivable-related party	122,944	138,945
Inventories, net	5,115,470	5,118,009
Prepaid taxes	120,431	121,317
Prepaid expenses and other assets	324,370	113,332
Current assets of discontinued operations	445	3,794,094
Total Current Assets	19,376,265	21,794,416

Equity method investment	79,973	147,527
Property and equipment, net	15,155,896	15,342,051
Non current assets of discontinued operations	-	1,796,072
Land use right	2,236,959	2,237,404
Total Assets	$36,849,093	$41,317,470
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,824,186	$2,447,121
Taxes payable	139,462	136,630
Current liabilities of discontinued operations	-	424,416
Total Current Liabilities	2,963,648	3,008,167

Derivative liability	12,310	347,936
Non current liabilities of discontinued operations	-	157,816
Total Liabilities	2,975,958	3,513,919

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. STOCKHOLDER'S EQUITY

Preferred stock ($.001 Par Value; 1,000,000 shares authorized; No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 shares authorized; 163,341,354 shares issed, 155,522,809 shares outstading at July 31, 2010 and 160,240,827 shares issued and outstanding at April 30, 2010)	163,341	160,241
Additional paid-in capital	30,263,376	29,095,572
Retained earnings	1,841,445	2,274,215
Other comprehensive income - foreign currency	2,864,268	3,824,713
Less treasury stock - 7,818,545 common stock at July 31, 2010	(3,674,716)	-
Total Sunwin International Neutraceuticals, Inc. stockholders' equity	31,457,714	35,354,741
Non-controlling interest	2,415,421	2,448,810
Total Stockholders' Equity	33,873,135	37,803,551
Total Liabilities and Stockholders' Equity	$36,849,093	$41,317,470

See notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended July 31,
	2010	2009
Revenues	$2,227,016	$2,863,648
Revenues - related party	103,539	109,932
Total Revenues	2,330,555	2,973,580
Cost of revenues	1,792,142	2,360,898
Gross Profit	538,413	612,682

OPERATING EXPENSES AND LOSS ON EQUITY INVESTMENT:
Loss on equity investment	67,554	62,299
Selling expenses	114,528	221,417
General and administrative	704,470	718,186
Total Operating Expenses and Loss on Equity Investment	886,552	1,001,902

(LOSS) FROM CONTINUING OPERATIONS	(348,139)	(389,220)

OTHER INCOME (EXPENSE):
Gain on change in fair value of derivative liability	3,290	-
Other (expense) income	(2,226)	5,846
Interest income	9,763	7,841
Total Other Income	10,827	13,687

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(337,312)	(375,533)

DISCONTINUED OPERATION:
(Loss) gain from discontinued operations	(135,292)	1,982
Gain on sale of subsidiaries	11,450	-
Total (loss) gain from discontinued operations	(123,842)	1,982

LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(461,154)	(373,551)

INCOME TAXES	(5,005)	(23,272)

NET LOSS	(466,159)	(396,823)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	33,389	26,624

NET LOSS ATTRIBUTABLE TO SUNWIN INTERNATIONAL NEUTRACUETICALS, INC.	$(432,770)	$(370,199)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
Weighted Common Shares Outstanding - basic and diluted	162,528,162	151,102,927

AMOUNT ATTRIBUTABLE TO SUNWIN INTERNATIONAL NEUTRACUETICALS, INC.
Loss from continuing operations, net of tax	$(308,928)	$(372,181)
(Loss) gain from discontinued operations, net of tax	(123,842)	1,982
Net loss	$(432,770)	$(370,199)

See notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(466,159)	$(396,823)
Less: (Loss) Gain from discontinued operations	(123,842)	1,982
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Depreciation	370,843	420,406
Gain on change in fair value of derivative liability	(3,290)	-
Amortization of land use rights	17,265	12,907
Stock based consulting fees	58,750	260,000
Loss on equity investment	67,554	62,299
Changes in assets and liabilities:
Accounts receivable	(251,665)	487,120
Inventories	40,512	(116,667)
Prepaid expenses and other current assets	(33,048)	(78,218)
Prepaid taxes	1,782	-
Accounts payable and accrued expenses	848,221	116,906
Accounts receivable - related parties	16,956	(74,672)
Taxes payable	1,806	(128,582)
Advances from customers	-	4,298
NET CASH PROVIDED BY CONTINUING OPERATION	793,369	566,992

(Loss) gain from discontinued operations	(123,842)	1,982
Adjustments to reconcile (loss) income from discontinued operations to net cash
Provided by (used in) discontinued operations:
Non-cash loss from discontinued operations	11,450	-
Foreign currency translation gain	(21,416)	571
Assets from discontinued operations	100,851	5,254
Liabilities from discontinued operations	32,957	(7,807)
Net cash provided by (used in) discontinued operations	-	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	793,369	566,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to equity method investment	-	(260,569)
Purchase of property and equipment	(67,395)	(394,578)
NET CASH USED IN INVESTING ACTIVITIES	(67,395)	(655,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of warrants	112,449	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,449	-

EFFECT OF EXCHANGE RATE ON CASH	76,988	(8,444)
NET INCREASE (DECREASE) IN CASH	915,411	(96,599)
CASH - beginning of fiscal year	10,416,522	8,087,357
CASH - end of period	$11,331,933	$7,990,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$-	$44,898
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Treasury stock for disposal of subsidiary	$3,674,716	$-
Fair value of non-cash assets contributed to equity method investment	$-	$239,107
Fair value of liabilities contributed to equity method investment	$-	$76,183
See notes to unaudited consolidated condensed financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended July 31, 2010
(Unaudited)
	Sunwin International Neutraceuticals, Inc. Shareholders
	Common Stock, $.001 Par Value
	Number ofShares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Comprehensive Income	Total Equity
Balance, April 30, 2009	149,902,927	$149,903	$27,712,257	$6,826,215	$3,828,469		$2,616,997	1,023,998	$41,133,841
Common stock issued for services	2,700,000	2,700	747,300						750,000
Exercise of Warrants	7,637,900	7,638	1,138,047						1,145,685
Cumulative effect of change in accounting principle-
adoption of EITF 07-05 effective January 1, 2009			(502,032)	376,500					(125,532)
Comprehensive income:
Net income for the year	-	-	-	(4,928,500)	-		(168,187)	(5,096,687)	(5,096,687)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment					(3,756)			(3,756)	(3,756)
Other comprehensive income (loss)								(3,756)	(3,756)
Comprehensive income	-	-	-	-	-		-	(4,076,445)	(5,100,443)
Balance, April 30, 2010	160,240,827	$160,241	$29,095,572	$2,274,215	$3,824,713	$-	$2,448,810	$(4,076,445)	$37,803,551
Common stock issued for services	2,350,872	2,350	723,769						726,119
Exercise of Warrants	749,655	750	111,699						112,449
Treasury stock for disposition of subsidiary						(3,674,716)			(3,674,716)
Cumulative effect of change in accounting principle-
adoption of EITF 07-05 effective January 1, 2009			332,336						332,336
Comprehensive income:
Net income for the year	-	-	-	(432,770)	-		(33,389)	(466,159)	(466,159)
Other comprehensive income (loss), net of tax:
Realized gain on foreign currency translation from sale of subsidiary					(1,243,481)				(1,243,481)
Foreign currency translation adjustment					283,036			283,036	283,036
Other comprehensive income (loss)								283,036	283,036
Comprehensive income	-	-	-	-	-		-	(4,259,568)	(1,426,604)
Balance, July 31, 2010	163,341,354	$163,341	$30,263,376	$1,841,445	$2,864,268	$(3,674,716)	$2,415,421	$(4,259,568)	$33,873,135
See notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Sunwin International Neutraceuticals, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “Sunwin”.

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

Our operations are organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese Medicine.

In June, 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines.  Consequently, we will exit all business activities related to our veterinary medicines and on June 29, 2010 entered into an agreement to sell our 100% interest in our subsidiary Shengya Veterinary Medicine to Mr. Laiwang Zhang, our President and Chairman of the Board of Directors.  The transaction closed on July 31, 2010.  See Note 12 - Divesture.

Stevioside Segment

Stevioside and rebaudioside are all natural, low calorie sweeteners extracted from the leaves of the stevia rebaudiana plant. Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets.

Chinese Medicine Segment

In our Chinese Medicine Segment, we manufacture and sell a variety of traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals.

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

Wild Flavors

In fiscal 2009, we entered into a distribution agreement with Wild Flavors for the worldwide distribution of our stevioside based sweetener products and issued Wild Flavors a 45% interest in Sunwin USA. In exchange Wild Flavors’ agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009, will act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs.

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

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements for the year ended April 30, 2010 and notes thereto contained on our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2010 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

We also rely on assumptions and estimates to calculate the reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of the expiration and duration on our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment for further information on asset groups and estimated useful lives.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At July 31, 2010 and April 30, 2010, the allowances for doubtful accounts were $523,652 and $519,777, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with paragraph 360-10-35-17 of the FASB Accounting Standards Codification (“ASC”), we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Accumulated depreciation on property and equipment totaled $4,029,074 and $3,629,388 at July 31, 2010 and April 30, 2010, respectively.  Also depreciation expense totaled $370,843 and $420,406 for the first quarter of fiscal 2011 and 2010, respectively.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes.

Taxes payable at July 31, 2010 and April 30, 2010 amounted to $139,462 and $136,630, respectively, consisting primarily of VAT taxes payable.

DERIVATIVE LIABILITY

We issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share in connection with our 2007 Unit Offering which will expire March 26, 2012; 8,410,280 and 34,630 of these warrants remained issued and outstanding as of May 1, 2009 and July 31, 2010, respectively. On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  The last sale price of our common stock on February 20, 2009 as reported on the OTC Bulletin Board was $0.30.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged. The exercise price of the warrants is subject to reset adjustment in the event of price reduction.  If we issue or sell shares of our common stock after the 2007 Unit Offering for an amount less than the original exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares.

Upon our adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) retroactively effective on May 1, 2009, we determined that the warrants did not qualify for a scope exception under ASC Section 815-10-15 as they were determined to not be indexed to our stock.  This change in accounting policy became retroactively effective May 1, 2009 and the warrants were reclassified from equity to a derivative liability for the then fair market value of $1,366,890 and marked to market based upon valuation using the Black-Scholes option pricing model.  The value of the warrants decreased by $376,500 from March 23, 2007, the warrants issuance date, to the adoption date of ASC 815, May 1, 2009.  As of May 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $1,743,390 to reclassify the warrants from equity to a derivative liability and an increase in retained earnings of $376,500 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and May 1, 2009.  For the three months ended July 31, 2010, we recorded a gain on change in fair value of derivative liability of $3,290 to mark to market for the decrease in fair value of the warrants during the three months ended July 31, 2010.  Under ASC 815, the warrants will be carried at fair value and adjusted during each reporting period.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	April 30, 2010	July 31, 2010
Dividend Yield	0%	0%
Volatility	158%	109%
Risk Free Rate	1.51%	0.55%
Expected Term (Years)	1.89	1.64
Asset Price	$0.52	$0.47
Exercise Price	$0.15	$0.15

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow ASC Section 825-10-50-10 for disclosures about fair value of its financial instruments and have adopted ASC Section 820-10-35-37 to measure the fair value of its financial instruments. ASC Section 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC Section 820-10-35-37 did not have an impact on our financial position or operating results, but did expand certain disclosures.

ASC Section 820-10-35-37 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Section 820-10-35-37 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  Our loan payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to us for similar financial arrangement at July 31, and April 30, 2010.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, and April 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

INCOME TAXES

We file federal and state income tax returns in the United States for our corporate operations, and file separate foreign tax returns for our Chinese subsidiaries. We account for income taxes under the provisions of ASC Section 740-10-30, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

BASIC AND DILUTED EARNINGS PER SHARE

Pursuant to ASC Section 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income, subject to anti-dilution limitations.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

	For the three months ended July 31,
	2010	2009
Numerator:
Net (loss) income attributable to Sunwin International Neutraceuticals, Inc.	$(432,770)	$(370,199)

Numerator for basic EPS, (loss) income applicable to common stockholders	$(432,770)	$(370,199)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	162,528,162	151,102,927
Stock Awards, Options, and Warrants*	-	-

Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	162,528,162	151,102,927
Basic and Diluted loss Per Common Share:
Earnings per share - basic	$0.00	$0.00

Earnings per share - diluted	$0.00	$0.00

 * At July 31, 2010 and 2009 outstanding purchase warrants which could have resulted in the issuance of 34,630 and 8,410,280 additional common shares, respectively, were anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

Our reporting currency is the U.S. dollar. The functional currency of our Chinese subsidiaries is the local currency; the Chinese dollar or Renminbi (“RMB”). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The translation adjustments were an unrealized gain of $283,036 for the first quarter of fiscal 2011 and unrealized loss of 44,080 for the first quarter of fiscal 2010.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

Our other comprehensive income consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for the first quarter of fiscal 2011 and 2010, respectively:

	For the Three Months Ended July 31,
	2010	2009
	(unaudited)	(unaudited)
Net loss	$(466,159)	$(396,823)
Other comprehensive (loss) income, net of tax
Realized gain of foreign currency translation from sale of subsidiary	(1,243,481)	--
Foreign currency translation gain (loss), net of tax	283,036	(44,080)
Comprehensive Income	(1,426,604)	(440,903)
Comprehensive Income attributable to noncontrolling interests	33,389	27,016
Comprehensive loss attributable to Sunwin International Neutraceuticals, Inc.	$(1,393,215)	$(413,887)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2010, we had $10,774,275 on deposit in China, which is not insured. We have not experienced any losses in such accounts through July 31, 2010.

Almost all of our sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, we believe concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. We also perform ongoing credit evaluations of our customers to help further reduce potential credit risk.

STOCK BASED COMPENSATION

We account for the grant of stock, stock options, warrants and restricted stock awards in accordance with ASC Section 718, “Compensation-Stock Compensation.”   ASC Section 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and totaled $348 and $6,597 for the three months ended July 31, 2010 and 2009, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $16,016 and $34,169 for the first quarter of fiscal 2011 and fiscal 2010, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary--a Scope Clarification” which amends ASC Section 810 to resolve a conflict between the consolidation guidance in the Accounting Standards Codification and other sections of U.S. GAAP. The FASB required entities should apply the amendments in ASU No. 2010-02 for the first reporting period in which they applied SFAS No. 160 and ASC Section 810-10-65. We have adopted this update in the disclosure of the disposition of our veterinary business. See Note 12 – Divestiture.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 2 - INVENTORIES

At July 31, 2010 and April 30, 2010, inventories consisted of the following:

	July 31, 2010	April 30, 2010
	(unaudited)

Raw materials	1,454,263	1,346,590
Work in process	186,203	164,623
Finished goods	3,888,882	4,017,612
	$5,529,348	$5,528,825
Less: reserve for obsolete inventory	(413,878)	(410,816)
	5,115,470	5,118,009

NOTE 3 - PROPERTY AND EQUIPMENT

At July 31, 2010 and April 30, 2010, property and equipment consisted of the following:

	Estimated Life	July 31, 2010	April 30, 2010
		(unaudited)
Office Equipment	5-7 Years	$46,970	$46,609
Auto and Trucks	10 Years	766,538	760,672
Manufacturing Equipment	20 Years	11,840,595	11,686,621
Buildings	20 Years	6,530,867	6,472,068
Construction in Process		-	5,469
		19,184,970	18,971,439
Less: Accumulated Depreciation		(4,029,074)	(3,629,388)
		$15,155,896	$15,342,051

For the three months ended July 31, 2010 and 2009, depreciation expense totaled $370,843 and $420,406, respectively.

NOTE 4- LAND USE RIGHTS

Intangible assets consisted of the following:

	Estimated Life	July 31, 2010	April 30, 2010
		(unaudited)
Land Use Right	43.5years	$2,341,048	$2,323,503
Less: Accumulated Amortization		(104,089)	(86,099)
		$2,236,959	$2,237,404

 For the three month periods ended July 31, 2010 and 2009, amortization expense amounted to $17,265 and $12,907, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – related party

At July 31, 2010 and April 30, 2010, we reported $122,944 and $138,945 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang for merchandise that has been delivered.  Total related party revenues during the first quarter of fiscal 2011 and 2010 were $103,539 and $109,932, respectively.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at July 31, 2010 and April 30, 2010 totaled $324,370 and $113,332, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us including employee advances. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

NOTE 7 – EQUITY METHOD INVESTMENT

Sunwin USA, LLC

In fiscal 2009, we entered into a distributorship and operating agreement with Wild Flavors for the worldwide distribution of our stevioside based sweetener products and issued Wild Flavors a 45% interest in Sunwin USA. In exchange, Wild Flavors agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services with a stated value of $1,000,000 over a period of two years beginning on February 5, 2009, and acts as the sole manager of Sunwin USA and is responsible for all of its business and affairs.

On May 11, 2009 we converted our former subsidiary Sunwin Stevia International, a Florida corporation, into Sunwin USA, a Delaware limited liability company and contributed $423,493 of net assets into the newly formed entity.  We retained a 55% ownership interest in Sunwin USA, but the assumption to consolidate this entity based on our greater than 50% ownership interest is overcome due to the aggregate impact of veto and approval rights of the minority voting interest owned by Wild Flavors.  Therefore, in accordance with EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights we account for our investment in Sunwin USA as an equity method investment.  The balance of such investment is made up of the following:

Balance at April 30, 2009	$-
Initial investment on May 11, 2009	423,493
Loss on equity investment	(275,966)
Balance at April 30, 2010	$147,527
Loss on equity investment	(67,554)
Balance at July 31, 2010	$79,973

We did not recognize any gain or loss upon the deconsolidation of this entity.

NOTE 8 - STOCKHOLDERS' EQUITY

We recognized $58,750 and $260,000 in stock-based consulting expenses during the first quarter of fiscal 2011 and fiscal 2010, respectively.  These amounts are reported as a component of general and administrative expense.  Specific transactions for each class of shareholders’ equity are discussed below.

PREFERRED STOCK

We are authorized to issue 1,000,000 shares of preferred stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At July 31, 2010 and April 30, 2010, there were no shares of preferred stock issued or outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

COMMON STOCK

During the first quarter of fiscal 2011, we issued 1,000,000 shares of our common stock valued at $0.26 to Lin Hou and 684,200 shares of our common stock valued at $0.23 to Xiangtao Kong for research and development services provided during fiscal 2010.

In May 2010, we issued Yefu Sun 666,672 shares of our common stock for legal services pursuant to an agreement we entered into with Mr. Sun in December 2009 and amended in March 2010.  The shares were part of our agreement to issue Mr. Sun a total of 1,000,000 shares as compensation for services over a 24 months period which were valued at $210,000 on the date of the Agreement.  See Note 9 – Agreements and Commitments.

TREASURY STOCK

In connection with the sale of our 100% ownership interest in Shengya Veterinary Medicine Co., Ltd. to Mr. Laiwang Zhang, our President and Chairman of our Board of Directors in June 2010, Mr. Zhang cancelled 7,818,545 shares of our common stock as provided for in the June 29, 2010 stock sale and purchase agreement we entered into in connection with this transaction. We accounted for the cancellation of stock as treasury stock using the cost method.

COMMON STOCK PURCHASE WARRANTS

In March 2007 as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share.  There are an aggregate of 34,630 of the warrants that remain issued and outstanding as of July 31, 2010.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement.

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

Wild Flavors has a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations until February 5, 2011. The right of first refusal does not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

During the first quarter of fiscal 2011, we issued 737,750 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds to us of $112,449.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

A summary of the changes to our outstanding stock warrants granted during the first quarter of fiscal 2011 and all of fiscal 2010 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at April 30, 2009	35,076,946	0.30
Granted
Exercised	(7,637,900)	0.15
Forfeited	-	-
Outstanding at April 30, 2010	27,439,046	0.34
Granted	-	-
Exercised	(737,750)	0.15
Forfeited	-	-
Warrants exercisable at July 31, 2010 (unaudited)	26,701,296	0.35

The following information applies to all warrants outstanding at July 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	34,630	1.67	$0.15	34,630	$0.15
$0.35	26,666,666	3.52	$0.35	26,666,666	$0.35
	26,701,296		$0.30	26,701,296	$0.30

NOTE 9 - AGREEMENTS AND COMMITMENTS

On March 31, 2010, we signed a memorandum agreement with China Direct Investments, Inc. (”CDI”) for CDI to provide consulting services to us through the end of fiscal 2011 and we agreed to pay for all services rendered by third party providers and professionals needed to provide services, such as legal and auditing fees, transfer agent fees, investor relations consultant fees and other out of pocket expenses required in connection with our U.S. operations. Under the terms of the agreement, CDI will provide advice regarding potential exchange listing and capital structure, coordination of filings with the SEC, assist in identifying potential directors, capital raising, investor relations, general business matters, evaluate potential sources of investment capital, manage professional resources, the implementation of internal controls, and the coordination of the disposition of our veterinarian business.

In December 2009, Qufu Natural Green signed an agreement for general legal services in China with Mr. Yefu Sun who agreed to provide Qufu Natural Green with legal services during the period from January 1, 2010 to December 31, 2011 in exchange for 1,000,000 shares of our common stock. The legal services to be provided by Mr. Sun include legal opinions, due diligence, legal documents review, dispute settlement, and other legal matters requested by Qufu Natural Green. The 1,000,000 shares of our common stock had a fair value of $210,000 on the date of the agreement that will be amortized in accordance with ASC Section 505-50 over a period of 24 months when the services will be provided. Qufu Natural Green amended this agreement on March 16 2010 to clarify that the 1,000,000 shares will be earned on a pro rata basis over the service period from January 1, 2010 to December 31, 2011. Further, in the event that Mr. Sun does not perform the services based on the terms of the agreement to the satisfaction of Qufu Natural Green, Mr. Sun agreed to return a number of unearned shares which have been issued to be agreed on by the parties. During the first quarter of fiscal 2011, we issued 666,672 shares of our common stock in connection with this agreement and recorded prepaid expenses of $176,252 after amortizing $73,751 for legal expense for 166,667 shares earned from January 1, 2010 to April 30, 2010 and $58,750 for legal expenses for the 125,000 shares earned during first quarter of fiscal 2011. In accordance with ASC 505-50,the remaining prepaid expense of $176,252 will be reevaluated and amortized to legal expense over the periods in which the services are provided and earned as set forth in our agreement with Mr. Sun.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

In April 2010 we entered into an agreement with Beijing Hongma Mingtai Biotechnology Co., Ltd. to compile and revise GMP software used in the production of a variety of veterinarian and Chinese herbal medicine products and assist us in data entry, staff training, document submission and obtaining GMP certification.  We agreed to pay Beijing Hongma Mingtai Biotechnology Co., Ltd. approximately $188,000 in installments over the course of the project upon completion of various milestones. No payments were made under this agreement during the three months ended July 31, 2010.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with ASC subtopic 280-10 Segment Reporting - Overall.  For the three months ended July 31, 2010 and 2009, we operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and stevia fertilizer and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed information with respect to these reportable business segments for the first quarter of fiscal 2011 is as follows:

(Unaudited)	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Net revenues	$1,836,117	$494,438	-	$2,330,555
Interest income	7,537	2,226	-	9,763
Depreciation and amortization	370,412	17,696	-	388,108
Net income (loss) attributable to
Sunwin International Neutraceuticals, Inc.	(19,118)	(143,604)	(146,206)	(308,928)
Segment assets	$31,643,188	$4,545,203	$660,257	36,848,648

Condensed information with respect to these reportable business segments for the first quarter of fiscal 2010 is as follows:

(Unaudited)	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Net revenues	$2,502,350	$471,230	-	$2,973,580
Interest income	1,718	6,123	-	$7,841
Depreciation and amortization	398,138	22,268		$420,406
Net income (loss) attributable to
Sunwin International Neutraceuticals, Inc.	84,956	15,232	(472,369)	$(372,181)
Segment assets	$30,574,460	$5,607,545	$374,792	$36,556,797

NOTE 11 – DISCONTINUED OPERATIONS

In June 2010, as part of our strategy to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines and also to eliminate subsidiaries with minimal operations, we elected to sell our Veterinary Medicine division and to dissolve Sunwin Canada and reclassified the subsidiaries as “Discontinued Operations” beginning with our financial statements for the first quarter of fiscal 2011. The assets and liabilities, as well as the results of operations, of the discontinued subsidiary were reclassified as “Discontinued Operations” for both the first quarter of fiscal 2010 and fiscal 2011.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(UNAUDITED)

The following tables set forth the financials of the discontinued operations for the first quarter of fiscal 2011 and fiscal 2010.

	Three Months Ended July 31,
	2010	2009
Revenues	$326,284	$430,394
Cost of Revenue	203,489	285,098
Gross profit	122,795	145,296
Operating and other non-operating expenses	(258,087)	(143,314)
(Loss) gain from discontinued operations	(135,292)	1,982
Gain from disposal of discontinued operations	11,450	-
Total (loss) gain from discontinued operations	$(123,842)	$1,982

NOTE 12 – DIVESTITURE

DISPOSITION OF SHENGYA VERTERINARY MEDICINE CO., LTD.

On June 29, 2010 Qufu Natural Green, our wholly owned subsidiary, entered into a Stock Sale and Purchase Agreement (the “Agreement”) to sell its 100% ownership interest in Shengya Veterinary Medicine to Mr. Laiwang Zhang, our President and Chairman of our Board of Directors.

Shengya Veterinary Medicine manufactures and sells a variety of veterinary medicines in China that historically represents less than 20% of our total revenues and represented approximately 12% of our total revenues in our fiscal year ended April 30, 2010 compared to 16.7% in the fiscal year ended April 30, 2009. We have determined to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines. Consequently, subsequent to April 30, 2010 we have determined to exit all business activities related to veterinary medicines and sell our 100% interest in Shengya Veterinary Medicine to Mr. Zhang.

Under the terms of the Agreement, Mr. Zhang tendered to us for cancellation 7,818,545 shares of our common stock he owned, valued at $3,674,716, based on the closing stock price at the acquisition date of July 31, 2010.  The carrying value of Shengya Veterinary Medicine’s net assets totaled $4,906,747 at July 31, 2010 and we recognized realized gain of other comprehensive income of foreign currency translation gain of $1,243,481. As a result, we booked a gain on sale of subsidiary of $11,450.

Upon the closing of the transaction, Shengya Veterinary Medicine became a related party of ours.

DISSOLUTION OF SUNWIN CANADA

In June 2010, we elected to dissolve Sunwin Canada in fiscal 2011 in an effort to further streamline our business operations.  We formed Sunwin Canada in April 2006 in part to market our traditional Chinese medicines to Canadian retail stores. In fiscal 2010 and fiscal 2011, this subsidiary recorded no revenues.

NOTE 13 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. Our management determined that there were certain reportable subsequent events to be disclosed as follows:

In June 2010, we elected to dissolve Sunwin Canada in fiscal 2011 in an effort to further streamline our business operations.   On August 17, 2010, we dissolved Sunwin Canada in accordance with Canadian laws and incurred no gain or loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended April 30, 2010.

We are on a fiscal year ending April 30, as such the year ended April 30, 2010 is referred to as “fiscal 2010” and the coming year ending April 30, 2011 is referred to as “fiscal 2011”.  Also, the three month period ending July 31, 2010 is our first quarter and is referred to as the “first quarter of fiscal 2011”. Likewise, the three month period ending July 31, 2009 is referred to as the “first quarter of fiscal 2010”.

Overview

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During the first quarter of 2011 and 2010, after giving effect to the disposition of our veterinary medicine business discussed below, our operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese Medicine.

In June, 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines as a result of the weak performance in our Veterinary Medicine business which we expect to continue. Consequently, we exited all business activities related to our veterinary medicine business on July 31, 2010 upon the sale of our 100% interest in our subsidiary Shengya Veterinary Medicine to Mr. Laiwang Zhang, our president and chairman of the Board of Directors.  Accordingly, the assets, liabilities, and results of operations of the discontinued subsidiary were reclassified as “Discontinued Operations” for both the first quarter of fiscal 2011 and fiscal 2010. See “Note 11 – Discontinued Operations” and “Note 12 – Divestiture”.

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

As a result of the recent FDA action, greater worldwide acceptance of stevia as a natural low calorie sweetener and our a strategic alliance with Wild Flavors, we have devoted additional resources to product development and the further expansion of our stevia sales efforts in the United States and other countries.

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

On May 11, 2009 we converted our former consolidated subsidiary Sunwin Stevia International into Sunwin USA and contributed $423,493 of net assets into the newly formed entity.  Although we retained a 55% ownership interest in Sunwin USA, due to contractual rights the noncontrolling interest holder has effective operating control in all significant decisions that would be expected in the ordinary course of business. Based on these factors we began to account for Sunwin USA as an equity method investment beginning from the first quarter of fiscal 2010, and our 55% interest in net income of the entity as part of other income.  Our inability to consolidate Sunwin USA has no significant impact to our revenues.

Chinese Medicines Segment

In our Chinese Medicine segment, we manufacture and sell approximately 280 different extracts of the estimated 400 traditional Chinese medicine extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Performance

In the first quarter of fiscal 2011 our total revenues, including related party revenues, declined 21.6% compared with the first quarter of fiscal 2010. Revenues from our Chinese Medicines segment increased 4.9% while revenues from our Stevioside segment decreased 26.6%.  The slight increase in revenues in our Chinese Medicines was primarily due to moderate increases in pricing during the first quarter of fiscal 2011.    We made the decision to broaden our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing in partnership with Wild Flavors to introduce to the U.S. and Europe food and beverage industry, in light of the FDA’s March 2010 affirmation of GRAS status of our high grade stevia extracts.  However, the demand for higher grade stevia products has not yet materialized coupled with the overproduction and sales by smaller competitors at what we believe were below cost.  These factors resulted in softer sales and pricing.  Also, stevia product sales in the first quarter of fiscal 2011 continue to be negatively impacted by softness in the other markets, especially in both the Japanese and South Korean markets which did not fully recover from the prior year’s global economic downturn as well as the impact of severe weather conditions which resulted in lower plant yield. Furthermore, we continue to encounter fierce competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia. As a result, some of our customers reduced purchases of our higher quality grades of stevia Reb A 40% and 60% in favor of lower quality stevia grades, such as stevioside A3 80%, a trend which began in fiscal 2010.  Management believes its decision to differentiate itself as a producer of higher quality stevia grades and product formulations through its partnership with Wild Flavors in the U.S. and Europe will lead to sustainable growth in stevia shipments for the future.  These two markets are currently the largest in the world for low or zero calorie products in the food and beverage industry and our ability to now sell into the U.S. as a sweetener opens this vast market opportunity.  Additionally, we anticipate that same opportunity will emerge in the European Union sometime in 2011. Also, we anticipate an increase in sales and prices as other producers exit the market

Facing increased competition on the top line our management emphasized cost containment in operations to improve bottom line performance. In the first quarter of fiscal 2011, we implemented more rationalized sales incentive policies that better awarded effective selling efforts while containing expenses on indirect activities, such as meals and entertainment.  These efforts reduced our selling expenses to 5% of revenues from 7% of revenues in the comparable period in fiscal 2010.  We also focused on taking advantage of lower costs of raw materials and better utilizing our production facilities at our Qufu Shengren subsidiary. As a result, our gross margin and selling expenses as a percentage of total sales revenues both improved by 2.5 percentage points and our loss from continuing operations decreased by 10.6%, as compared with the first quarter of fiscal 2010.

Our Outlook

Despite the current weakness in sales and pricing, we believe the future represents a significant opportunity for growth in our Stevioside segment.  The key factors to our growth include:

-	We will continue to strengthen our stevioside product quality by investing in quality controls and increasing audits and applications for quality control certifications;
-	The FDA’s March 2010 affirmation of GRAS status for our high grade stevioside extracts gives us the opportunity to introduce new products into the U.S. market; and
-	We continue to focus our marketing efforts to boost Asia-based stevioside sales in China, Japan, and Korea.

While we foresee significant opportunities in our Stevioside segment, we face a number of challenges including new product acceptance of stevia based formulations in the food and beverage industry, our ability to manage material and labor costs, and any possible adverse effect of changes in China’s currency exchange rates on our exports.

Foreign Exchange Considerations

Revenues from our operations in the PRC accounted for substantially all of our revenues for the first quarter of fiscal 2011 and fiscal 2010. We report revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi (the “RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the periods for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or (loss). The effect of exchange rate changes on cash for the first quarter of fiscal 2011 and fiscal 2010 were $76,988 and negative $8,444, respectively.

On June 19, 2010 China’s Central Bank announced plans to make the RMB exchange rate more flexible, which could result in an increase in the RMB exchange rate against the US dollar in the future. If any increase in the value of the RMB were to occur, it could negatively impact our revenue for exports to other countries.

 RESULTS OF OPERATIONS

The following table provides certain comparative information for our results of operations in the first quarter of fiscal 2011 and the first quarter of fiscal 2010.

(Unaudited)	First quarter of 2011	First quarter of 2010	$ Difference	% Difference
Revenues	$2,330,555	$2,973,580	$(643,025)	(21.6)%
Cost of revenues	1,792,142	2,360,898	(568,756)	(24.1)%
Gross Profit	538,413	612,682	(74,269)	(12.1)%

Operating Expenses:
Loss on equity investment	67,554	62,299	5,255	8.4%
Selling Expenses	114,528	221,417	(106,889)	(48.3)%
General and Administrative	704,470	718,186	(13,716)	(1.9)%
Total operating Expenses	886,552	1,001,902	(115,350)	(11.5)%
Loss from continuing operations	(348,139)	(389,220)	41,081	(10.6)%
Other income	10,827	13,687	(2,860)	(20.9)%

Loss from continuing operations before tax	(337,312)	(375,533)	38,221	(10.2)%

(Loss) gain from discontinued operations	(123,842)	1,982	(125,824)	NA
Loss before tax	(461,154)	(373,551)	(87,603)	23.5%
Income taxes	5,005	23,272	(18,267)	(78.5)%

Net loss	(466,159)	(396,823)	(69,336)	17.5%
Net loss attributable to non-controlling interest	33,389	26,624	6,765	25.4%
Net loss attributable to Sunwin International Neutraceuticals, Inc.	(432,770)	(370,199)	(62,571)	16.9%
Unrealized gain (loss) on foreign currency translation attributable to Sunwin International Neutraceuticals, Inc.	283,036	(44,081)	327,117	NA
Comprehensive loss attributable to Sunwin International Neutraceuticals, Inc.	$(149,734)	$(414,280)	$264,546	(63.8)%

 Overall

In the first quarter of fiscal 2011, our total revenues decreased 21.6% compared to the first quarter of fiscal 2010, a decrease of $0.7 million in sales in our Stevioside segment, or 26.6%, offset by an increase of $23,207, or 4.9%, in sales in our Chinese Medicine segment. Revenues from our Stevioside segment represented 78.8% of our total revenues in the first quarter of fiscal 2011, as compared to 84.2% in the first quarter of fiscal 2010. Revenues from our Chinese medicines segment represented 21.2% of our total revenues in the first quarter of fiscal 2011 as compared to 15.8% in the first quarter of fiscal 2010

Our gross profit in the first quarter of fiscal 2011 decreased 12.1%, as compared to the first quarter of fiscal 2010 which is reflective of the overall decrease in revenues in the fiscal 2011 period. In the first quarter of fiscal 2011, however, cost of revenues as a percentage of sales revenues decreased 2.5 percentage points. This decrease is attributable to lower costs of raw materials in our Stevioside segment, coupled with better utilization of our production facilities at our Qufu Shengren subsidiary.

In the first quarter of fiscal 2011, total operating expenses decreased 11.5% compared to the first quarter of fiscal 2010. Total operating expenses decreased primarily as a result of a $0.1 million decrease in selling expenses, or 48.3%, as a result of lower sales revenues and  a more rationalized sales compensation policy that better rewarded effective selling efforts while containing expenses on indirect activities, such as meals and entertainment, a decrease in general and administrative expenses of $13,691 or 1.9%, primarily due to a decrease of $0.3 million in consulting expense for services related to investor relations, SEC filing and business strategic consulting, partially offset by an increase of $0.2 million in salaries and wages and an increase of $0.1 million in depreciation expenses.  Selling expenses as a percentage of sales revenues decreased 2.5 percentage points during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

The following table provides information on revenues, cost of sales, gross profit, operating expenses, and operating income for each of our reporting segments for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively, as well as information related to our corporate operating expenses:

	Stevioside		Chinese Medicines		Corporate and Other		Consolidated
	For the three months ended July 31,
(Unaudited)	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$1,836,117	$2,502,350	$494,438	$471,230			$2,330,555	$2,973,580
Cost of Sales	1,392,791	1,979,731	399,351	381,167			1,792,142	2,360,898
Gross Profit	443,326	522,619	95,087	90,063			538,413	612,682
Total operating expenses and loss on equity investment	495,950	444,901	241,039	84,606	149,563	472,395	886,552	1,001,902
Total Income (Loss) from Operations	$(52,624)	$77,718	$(145,952)	$5,457	$(149,563)	$(472,395)	$(348,139)	$(389,220)

Other key indicators:

All figures are shown as a percentage of revenues	Stevioside		Chinese Medicines		Consolidated
	For the three months ended July 31,
(Unaudited)	2010	2009	2010	2009	2010	2009
Cost of sales	75.9%	79.1%	80.8%	80.9%	76.9%	79.4%
Selling expenses	2.8%	6.3%	12.7%	13.6%	4.9%	7.4%
General & administrative expenses	24.2%	11.5%	36.0%	4.4%	30.2%	24.2%
Total operating expense	27.0%	17.8%	48.7%	18.0%	35.1%	31.6%

Stevioside Segment

Revenues. In the first quarter of fiscal 2011, revenues from our Stevioside Segment decreased $0.7 million or 26.6%, as compared to the first quarter of fiscal 2010 primarily as a result of  a reduction in sales in the bulk stevia market in Japan and South Korean which are principal export markets for our products, increased competition, a shift by some of our customers to a lower grade stevia in an effort to reduce costs as well as the impact of severe weather conditions which resulted in lower plant yield. In addition, some smaller competitors that recently entered the market in anticipation of a booming market became financially distressed under the intense competition and elected to sell their inventory to the market below cost as they exited the market. In the first quarter of fiscal 2011, we manufactured approximately 66 tons of stevioside as compared to approximately 78 tons in the first quarter of fiscal 2010.

Gross Profit. Our gross profit in this segment in the first quarter of fiscal 2011 decreased $0.1 million to $0.4 million, a gross margin of 24.1%, as compared to a gross profit of $0.5 million, or a gross margin of 20.9%, in the first quarter of fiscal 2010. The improvement in gross margin was primarily attributable to lower raw material input costs and utilization of previously idled production facilities at our Qufu stevioside subsidiary.

Operating Expenses. In the first quarter of fiscal 2011, operating expenses for our Stevioside Segment increased $0.05 million, or 11.5%, as compared to the first quarter of fiscal 2010. This increase was primarily attributable to an increase of $0.16 million in general and administrative costs due to an increase in depreciation expenses and an increase in salaries and wages as a result of adoption of new compensation policies.  The increase in general and administrative costs was partially offset by a decrease of $0.11 million in selling expenses, which was primarily attributable to our adoption of a more rationalized sales compensation policy that better awarded effective selling efforts while containing costs associated with indirect activities, such as meals and entertainment.

Chinese Medicine Segment

Revenue. In the first quarter of fiscal 2011, revenues from our Chinese Medicine segment increased $0.02 million to $0.49 million, or 4.9%, as compared to the first quarter of fiscal 2010. The slight increase in revenue was primarily due to moderate price increases over a variety of our products in this segment during the first quarter of fiscal 2011.

Gross Profit. Our gross profit in this segment in the first quarter of fiscal 2011 increased $5,024 to $95,087, a gross margin of  19.2%, as compared to a gross profit of $90,063, or a gross margin of 19.1% in the first quarter of fiscal 2010 as a result of stable cost of sales.

Operating Expenses. In the first quarter of fiscal 2011, operating expenses associated with this segment increased $0.16 million, or 184.9%, as compared with the first quarter of fiscal 2010. The increase was primarily due to an increase of $0.11 million in salaries and wages resulting from our new compensation as well as an increase of $0.05 million in travel.

Corporate and Other

We incur various operating expenses at the corporate level related to stock-based compensation, legal, auditing, professional and business consultants. For the first quarter of fiscal 2011, these expenses decreased $0.33 million to $0.08 million, or 80.0%, as compared to the first quarter of fiscal 2010, primarily due to a decrease of $0.3 million in consulting fee for services related to investor relationss, SEC filing and business strategic consulting services.

Our loss on equity investment in Sunwin USA increased $0.01 million to $0.07 million for the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010 primarily as a result of a decrease of 0.02 million in sales revenues in our stevia products.

(Loss) Gain on Discontinued Operations

In conjunction with the sales of our Veterinary Medicine business and the determination to dissolve Sunwin Canada, we reclassified the two subsidiaries as discontinued operations. We incurred a loss of $0.1 million from discontinued operations for the first quarter of fiscal 2011 as compared to a gain of $1,982 in the first quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table provides certain selected balance sheet comparisons between July 31, 2010 and April 30, 2010, respectively:

	July 31, 2010	April 30, 2010	$ Increase/Decrease	% Increase/Decrease
	(Unaudited)
Working Capital	$16,412,617	$18,786,249	$(2,373,632)	(12.6)%
Cash	11,331,933	10,416,522	915,411	8.8%
Accounts receivable, net	2,360,672	2,092,197	268,475	12.8%
Inventories, net	5,115,470	5,118,009	(2,539)	-%
Current assets of discontinued operations	445	3,794,094	(3,793,649)	(100)%
Total current assets	19,376,265	21,794,416	(2,418,151)	(11.1)%

Accounts payable and accrued expenses	2,824,186	2,447,121	377,065	15.4%
Current liabilities of discontinued operations	-	424,416	(424,416)	(100)%
Total current liabilities	$2,963,648	$3,008,167	$(44,519)	(1.5)%

From an overall perspective, the ongoing global economic instability has not had a significant impact upon our liquidity as the majority of our short-term financing is obtained through payment terms with our suppliers and vendors rather than business loans from banks. Both the economic downturn and decreased market demand have impacted our operations in the following ways: (i) reduced customer demand across all of our segments and product categories; and (ii) our customers are slower to pay us with days of accounts receivable outstanding increasing to an average of 92 days for the first quarter of fiscal 2011 up from 73 days for the first quarter of fiscal 2010.

At July 31, 2010, we had working capital of $16,412,617 including cash of $11,331,933 as compared to working capital of $18,786,249 including cash of $10,416,522 at April 30, 2010. Our cash position by geographic area was as follows:

	July 31, 2010	April 30, 2010
	(Unaudited)
China	$10,774,275	$9,366,871
United States	557,658	1,049,651
Total	$11,331,933	$10,416,522

Accounts receivable, net of allowance for doubtful accounts, at July 31, 2010 totaled $2.4 million as compared to $2.1 million at April 30, 2010. Our allowance for doubtful accounts, which reflects accounts receivable with balances in excess of 12 months remained at $0.5 million, the same level as April 30, 2010.  We may, however, collect all or a portion of these doubtful accounts. At July 31, 2010 our accounts receivables increased 12.8% as a result of slower payment from our customers.

At July 31, 2010, inventories, net of reserve for obsolete inventory, totaled $5.1 million, remaining at the same level as April 30, 2010. Total inventories were comprised of $3.9 million in finished goods, $1.4 million in raw material, $0.1 million in packing material and consumables, and $0.2 million in production in process, offset by $0.4 million in inventory reserve.

Prepaid expenses and other current assets increased $0.2 million to $0.3 million at July 30, 2010, as compared to $0.1 million at April 30, 2010. The increase was attributable to timing differences related to advances to suppliers in the Stevioside segment. These advances reflect deposits related to future delivery of inventory.

At July 31, 2010, we reflected $2.8 million of accounts payable and accrued expenses, an increase of $0.4 million, or 15.4%, from April 30, 2010. This balance includes trade accounts payable and accrued expenses of $2.0 million, other payables of $0.7 million, and accrued salaries and benefits of $0.1 million. Of the total accounts payable and accrued expenses at July 31, 2010, $2.3 million relates to our Stevioside Segment, $0.5 million relates to our Chinese Medicine Segment. The increase at July 31, 2010 compared to April 30, 2010 reflects payments of balances due made in the ordinary course of business.

At July 31, 2010, we held cash of $11.3 million as compared to cash of $10.4 million at April 30, 2010, an increase of $0.9 million. During the first quarter of fiscal 2011, net cash provided by operating activities totaled $0.8 million, net cash used in investing activities was $0.1 million, net cash provided by financing activities amounted to $0.1 million, and the effect of exchange rate on cash was $0.1 million.

Net cash provided by operating activities increased to $0.8 million during the first quarter of fiscal 2011, as compared to $0.6 million during the first quarter of fiscal 2010. For the first quarter of fiscal 2011, accounts payable and accrued expenses increased $0.8 million, a cash inflow partially offset by $0.3 million increase in accounts receivables. Operating cash flows were also impacted by $0.5 million of net loss, which includes a loss of $0.1 million from discontinued operations, as well as other non-cash adjustments, including $0.4 million in depreciation expenses and $0.1 million in stock based consulting fees and loss on equity investment, respectively.

Net cash used in investing activities totaled $0.1 million during the first quarter of fiscal 2011, consisting solely of purchases of property and equipment, as compared to $0.7 million during the first quarter of fiscal 2010. During the first quarter of fiscal 2010, we spent $0.4 million in the purchase of property and equipment and made an adjustment of $0.3 million for cash used at Sunwin USA under the equity method.

Net cash provided by financing activities totaled $0.1 million during the first quarter of fiscal 2011, which is comprised of proceeds from sales of our common stock and the exercise of warrants. There was no cash used in or provided by financing activities for the first quarter of fiscal 2010.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010:

-	Our revenues have declined in the past two fiscal years and there are no assurances they will return to historic levels in future periods;
-	Dependence upon continued market acceptance of our stevioside products and stevioside in mainstream consumer products;
-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on our president, as well as his affiliated companies, Pharmaceutical Corporation and Shandong Group;
-	Our ability to assure that related party transactions are fair to our company;
-	Our inability to control the cost of our raw materials;
-	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy;
-	Our recognition of unrealized gains on foreign currency transaction can materially impact our income from period to period;
-	The absence of various corporate governance measures which may reduce stockholders’ protections against interested director transactions, conflicts of interest and other matters;

-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;
-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-	The recent outbreak of swine flu or any recurrence of Severe Acute Respiratory Syndrome, or SARS, or another widespread public health problem, could interrupt our operations.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2010. At April 30, 2010 our management had concluded that we had several material weaknesses in our internal control over financial reporting which also resulted in a material weakness in our disclosure controls and procedures.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  The material weaknesses in our internal control over financial reporting at April 30, 2010 which were identified by our management included:

-
We have an inadequate number of accounting personnel and our CFO and our staff within our finance and accounting group in the PRC do not have the requisite expertise in generally accepted accounting principles and the securities laws of the United States to ensure the proper application thereof; and

-	Our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

These material weaknesses in internal control over financial reporting have not been remediated since April 30, 2010.  Solely as a result of these continuing material weaknesses in our internal control over financial reporting, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of July 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 20, 2010, we issued 1,000,000 shares of our common stock valued at $0.26 per share for a total of $260,000 to Lin Hou and 684,000 shares of our common stock valued at $0.23 per share to $157,320 to Xiangtao Kong as compensation for research and development services provided during fiscal 2010.

On May 20, 2010, we issued Yefu Sun 666,672 shares of our common stock for legal services pursuant to an agreement we entered into in December 2009 and amended in March 2010.  The shares were part of our agreement to issue Mr. Sun a total of 1,000,000 shares as compensation for services over a 24 month period which were valued at $210,000 on the date of the Agreement.

Each of the issuances of our common stock discussed above were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for any issuance which qualified for exemption under Section 4(2) of the Securities Act of 1933 since they did not involve a public offering. In addition, each recipient of our shares was a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, the recipients of the shares had the necessary investment intent as required by Section 4(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: September 14, 2010	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 14, 2010	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer