Form 10-Q
period 2010-10-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2010-12-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended October 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 8, 2010 there were 155,522,809 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED October 31, 2010

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2009 is referred to as “fiscal 2009”, the year ended April 30, 2010 is referred to as “fiscal 2010” and the coming year ending April 30, 2011 is referred to as “fiscal 2011.”  Also, the three and six month periods ending October 31, 2010 are referred to as the “second quarter of fiscal 2011” and the “first six months of fiscal 2011,” respectively. Likewise, the three and six month periods ending October 31, 2009 are referred to as the “second quarter of fiscal 2010” and “the first six months of fiscal 2010,” respectively.

When used in this report, the terms:

-	“Sunwin”, “we”, “us” and the “Company” refers to Sunwin International Neutraceuticals, Inc., a Nevada corporation, and our subsidiaries;

-	“Sunwin Tech” refers to our wholly owned subsidiary Sunwin Tech Group, Inc., a Florida corporation;

-	“Qufu Natural Green” refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;

-	“Shengya Veterinary Medicine” refers to, Shengya Veterinary Medicine Co., Ltd., a Chinese limited liability company, and a former wholly owned subsidiary of Qufu Natural Green;

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	October 31, 2010	April 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,115,061	$10,416,522
Accounts receivable, net of allowance for doubtful accounts of $735,950 and $519,777, respectively	2,402,939	2,092,197
Accounts receivable - related party	25,698	138,945
Inventories, net	4,797,384	5,118,009
Prepaid taxes	182,918	121,317
Prepaid expenses and other current assets	258,085	113,332
Current assets of discontinued operations	-	3,794,094
Total Current Assets	19,782,085	21,794,416

Equity method investment	51,560	147,527
Property and equipment, net	15,065,471	15,342,051
Non current assets of discontinued operations	-	1,796,072
Land use rights	2,266,654	2,237,404
Total Assets	$37,165,770	$41,317,470

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,069,158	$2,447,121
Taxes payable	119,138	136,630
Current liabilities of discontinued operations	-	424,416
Total Current Liabilities	3,188,296	3,008,167

Derivative liability	4,734	347,936
Non current liabilities of discontinued operations	-	157,816
Total Liabilities	3,193,030	3,513,919

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 200,000,000 shares authorized; 163,341,354 shares issued, 155,522,809 shares outstanding at October 31, 2010 and 160,240,827 shares issued and outstanding at April 30, 2010	163,341	160,241
Additional paid-in capital	30,267,607	29,095,572
Retained earnings	1,398,504	2,274,215
Accumulated other comprehensive income	3,433,249	3,824,713
Less treasury stock - 7,818,545 shares at October 31, 2010	(3,674,716)	-
Total Sunwin International Neutraceuticals, Inc. stockholders' equity	31,587,985	35,354,741
Noncontrolling interest	2,384,755	2,448,810
Total Stockholders' Equity	33,972,740	37,803,551
Total Liabilities and Stockholders' Equity	$37,165,770	$41,317,470

See accompanying notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009
Revenues	$2,275,210	$3,270,090	$4,502,226	$6,133,738
Revenues - related party	25,851	88,144	129,390	198,076
Total Revenues	2,301,061	3,358,234	4,631,616	6,331,814
Cost of Revenues	1,875,606	2,769,684	3,667,748	5,130,582
Gross Profit	425,455	588,550	963,868	1,201,232
OPERATING EXPENSES:
Loss on equity investment	28,413	82,757	95,967	145,056
Selling expenses	142,770	183,229	257,298	404,646
General and administrative expenses	736,812	477,746	1,441,282	1,195,932
Total operating expenses	907,995	743,732	1,794,547	1,745,634
LOSS FROM CONTINUING OPERATIONS	(482,540)	(155,182)	(830,679)	(544,402)
OTHER INCOME:
Gain on change in fair value of derivative liability	3,344	-	6,634	-
Other income (expense)	2,681	(76)	455	5,770
Interest income	8,434	13,377	18,197	21,218
Total other income	14,459	13,301	25,286	26,988
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(468,081)	(141,881)	(805,393)	(517,414)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(444)	(70,623)	(135,736)	(68,641)
Gain on sale of subsidiaries	-	-	11,450	-
Total loss from discontinued operations	(444)	(70,623)	(124,286)	(68,641)
LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(468,525)	(212,504)	(929,679)	(586,055)
INCOME TAXES	(5,082)	(15,554)	(10,087)	(38,826)
NET LOSS	(473,607)	(228,058)	(939,766)	(624,881)
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	30,666	32,410	64,055	59,034
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(442,941)	$(195,648)	$(875,711)	$(565,847)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)	$(0.00)	(0.00)
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares
outstanding - basic and diluted	155,595,888	152,068,691	159,019,533	151,583,717
AMOUNT ATTRIBUTABLE TO CONTROLLING INTEREST
Loss from continuing operations, net of tax	$(442,497)	$(125,025)	$(751,425)	$(497,206)
Loss from discontinued operations, net of tax	(444)	(70,623)	(124,286)	(68,641)
Net loss	$(442,941)	$(195,648)	$(875,711)	$(565,847)

See accompanying notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(939,766)	$(624,881)
Loss from discontinued operations	124,286	68,641
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation expense	747,257	851,387
Gain on change in fair value of derivative liability	(6,634)	-
Amortization of land use rights	26,040	25,816
Equity in loss of equity method investees	95,967	145,056
Stock issued in exchange for services	98,750	260,000
Bad debt expense	261,905	-
Changes in operating assets and liabilities:
Accounts receivable	(455,280)	446,007
Inventories	439,263	(103,980)
Prepaid expenses and other current assets	(123,256)	(427,280)
Accounts receivable - related party	114,789	-
Accounts payable and accrued expenses	1,044,026	155,818
Taxes payable	(20,515)	(196,479)
NET CASH PROVIDED BY CONTINUING OPERATIONS	1,406,832	600,105

Net cash provided by discontinued operations	-	142,125

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,406,832	742,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to equity method investee	-	(260,569)
Purchases of property and equipment	(89,991)	(499,343)
NET CASH USED IN INVESTING ACTIVITIES	(89,991)	(759,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short term loan	-	(10,000)
Repayment of related party advances	-	(57,100)
Proceeds from exercise of warrants	112,449	222,975
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,449	155,875

EFFECT OF EXCHANGE RATE CHANGES ON CASH	269,249	(3,562)

NET CHANGE IN CASH	1,698,539	134,631

Cash at beginning of period	10,416,522	10,487,165
Cash at end of period	$12,115,061	$10,621,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$14,478

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Treasury stock for disposal of subsidiary	$3,674,716	$-
Fair value of non-cash assets contributed to equity method investment	$-	$239,107
Fair value of liabilities contributed to equity method investment	$-	$76,183
See accompanying notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Sunwin International Neutraceuticals, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “Sunwin.”

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

In June, 2010 we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines.  Consequently, we have exited all business activities related to our veterinary medicines and on June 29, 2010 entered into an agreement to sell our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our President and Chairman of the Board of Directors.  The transaction closed on July 31, 2010.  See Note 11 – Discontinued Operations.

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

WILD Flavors

In fiscal 2009, we entered into a distribution agreement with WILD Flavors for the worldwide distribution of our stevioside based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In exchange WILD Flavors agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009, and will act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs.

BASIS OF PRESENTATION

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries, except for Sunwin USA (see Note 7).  All intercompany accounts and transactions have been eliminated in consolidation.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements for fiscal 2010 and notes thereto contained on our Form 10-K as filed with the SEC.  The results of operations and cash flows for the six months ended October 31, 2010 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

In connection with the disposition of Shengya Veterinary Medicine on July 31, 2010, our financial statements for fiscal 2010 have been restated to account for Shengya Veterinary Medicine as a discontinued operation.  In addition, certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic environment, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as necessary.

We also rely on assumptions and estimates to calculate the reserve for obsolete inventory and the depreciation of property, plant and equipment.  We make assumptions regarding the expiration and duration of our products held as inventory based on historical experience and if applicable, regulatory recommendation.  We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment for further information on asset groups and estimated useful lives.

Further, we rely on certain assumptions and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in these areas are material to our reported financial condition and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The carrying value of these instruments approximates their fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value.  We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible.  At October 31, 2010 and April 30, 2010, the allowances for doubtful accounts were $735,950 and $519,777, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  In accordance with paragraph 360-10-35-17 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect that their carrying value may not be recoverable.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales.  In addition, we pay value added taxes on our primary purchases, recorded as a receivable.  These amounts are presented as net amounts for financial statement purposes.  Taxes payable at October 31, 2010 and April 30, 2010 amounted to $119,138 and $136,630, respectively, consisting primarily of VAT taxes payable.

DERIVATIVE LIABILITY

In connection with our 2007 Unit Offering we issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share and with an expiration date of March 26, 2012.  On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  Other than the reduction in the exercise price, all of the terms and conditions of the warrants remain unchanged.  The exercise price of the warrants is subject to a reset adjustment.  If we issue or sell shares of our common stock after the 2007 Unit Offering for an amount less than the original exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares.  The number of warrants under this offering that remained outstanding at October 31, 2010 and April 30, 2010 was 22,725 and 772,380, respectively.

Upon our adoption of the Derivative and Hedging Topic of ASC 815 retroactive to May 1, 2009, we determined that the warrants did not qualify for a scope exception under ASC Section 815-10-15 as they were determined to not be indexed to our stock and the warrants were reclassified from equity to a derivative liability for the then fair market value of $1,366,890 and marked to market based upon valuation using the Black-Scholes option pricing model.  Under ASC 815, the warrants are carried at fair value and adjusted during each reporting period.  For the six months ended October 31, 2010, we recorded a gain on change in fair value of derivative liability of $6,634 to mark to market for the decrease in fair value of the warrants during the period.

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	October 31, 2010	April 30, 2010
Dividend Yield	0%	0%
Volatility	102%	158%
Risk Free Rate	0.22%	1.51%
Expected Term (Years)	1.39	1.89
Asset Price	$0.32	$0.52
Exercise Price	$0.15	$0.15

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow ASC Section 825-10-50-10 for disclosures about the fair value of our financial instruments and have adopted ASC Section 820-10-35-37 to measure the fair value of our financial instruments.  ASC Section 820-10-35-37 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  The adoption of ASC Section 820-10-35-37 did not have an impact on our financial position or operating results, but did expand certain disclosures.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Other than the aforementioned derivative liability, we do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, and April 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

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

BASIC AND DILUTED LOSS PER SHARE

Pursuant to ASC Section 260-10-45, basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income, subject to anti-dilution limitations.  For the three and six months ended October31, 2010 and 2009, the effect of our outstanding warrants is antidilutive.  Accordingly, basic and diluted loss per share is the same for all periods presented.

 At October 31, 2010 and 2009 outstanding purchase warrants which could have resulted in the issuance of 26,689,391 and 27,439,046 additional common shares, respectively, were anti-dilutive and thus excluded from the calculation of diluted loss per common share.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

Our reporting currency is the U.S. dollar.  The functional currency of our Chinese subsidiaries is the Chinese Renminbi (“RMB”).  The financial statements of the subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our other comprehensive income consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for the second quarter and first six months of fiscal 2011 and 2010:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009

Net loss	$(473,607)	$(228,058)	$(939,766)	$(624,881)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	568,981	27,207	852,017	(16,873)
Realized gain on foreign currency translation from sale of subsidiary	-	-	(1,243,481)	-
Comprehensive loss	95,374	(200,851)	(1,331,230)	(641,754)
Comprehensive loss loss attributable to noncontrolling interests	30,666	32,509	64,055	59,525
Comprehensive loss attributable to Sunwin International Neutraceuticals, Inc.	$126,040	$(168,342)	$(1,267,175)	$(582,229)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable.  We place our cash with high credit quality financial institutions in the United States and China.  At October 31, 2010, we had $11,561,539 on deposit in China, where there is no equivalent of federal deposit insurance as in the United States.  As a result, cash held in Chinese financial institutions is not insured.  We have not experienced any losses in such accounts through October 31, 2010.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and totaled $3,758 and $54,511 for the six months ended October 31, 2010 and 2009, respectively, and are included in general and administrative expenses in the accompanying statements of operations.  Research and development costs are incurred on a project specific basis.

REVENUE RECOGNITION

We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $38,253 and $60,459 for the first six months of fiscal 2011 and fiscal 2010, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update (“ASU”) No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary--a Scope Clarification” which amends ASC Section 810 to resolve a conflict between the consolidation guidance in the Accounting Standards Codification and other sections of U.S. GAAP.  The FASB required entities to apply the amendments in ASU No. 2010-02 for the first reporting period in which they applied SFAS No. 160 and ASC Section 810-10-65.  We have adopted this update in the disclosure of the disposition of our veterinary business. See Note 11 – Discontinued Operations.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - INVENTORIES

At October 31, 2010 and April 30, 2010, inventories consisted of the following:

	October 31, 2010	April 30, 2010
	(unaudited)

Raw materials	900,199	1,346,590
Work in process	168,669	164,623
Finished goods	4,149,429	4,017,612
	5,218,297	5,528,825
Less: reserve for obsolete inventory	(420,913)	(410,816)
	$4,797,384	$5,118,009

NOTE 3 - PROPERTY AND EQUIPMENT

At October 31, 2010 and April 30, 2010, property and equipment consisted of the following:

	Estimated Life	October 31, 2010	April 30, 2010
		(unaudited)
Office Equipment	5-7 Years	$47,791	$46,609
Auto and Trucks	10 Years	779,880	760,672
Manufacturing Equipment	20 Years	12,067,983	11,686,621
Buildings	20 Years	6,647,871	6,472,068
Construction in Process		-	5,469
		19,543,525	18,971,439
Less: Accumulated Depreciation		(4,478,054)	(3,629,388)
		$15,065,471	$15,342,051

For the six months ended October 31, 2010 and 2009, depreciation expense totaled $747,257 and $851,387, respectively.

NOTE 4- LAND USE RIGHTS

At October 31 and April 30, 2010, Land Use Rights consisted of rights related to properties located in the PRC in connection with our acquisition of Qufu Shengwang as follows:

	Estimated Life	October 31, 2010	April 30, 2010
		(unaudited)
Land Use Rights	43.5years	$2,381,335	$2,323,503
Less: Accumulated Amortization		(114,681)	(86,099)
		$2,266,654	$2,237,404

 For the six month periods ended October 31, 2010 and 2009, amortization expense amounted to $26,040 and $25,816, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – related party

At October 31, 2010 and April 30, 2010, we reported $25,698 and $138,945 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by Mr. Laiwang Zhang, for merchandise that has been delivered.  Total related party revenues during the first six months of fiscal 2011 and 2010 were $129,390 and $198,076, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at October 31, 2010 and April 30, 2010 totaled $258,085 and $113,332, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us and employee advances.  We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

NOTE 7 – EQUITY METHOD INVESTMENT

Sunwin USA, LLC

In fiscal 2009, we entered into a distributorship and operating agreement with WILD Flavors for the worldwide distribution of our stevioside based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In exchange, WILD Flavors agreed to provide sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009.  WILD Flavors also acts as the sole manager of Sunwin USA and is responsible for all of its business and affairs.

On May 11, 2009 we converted our former subsidiary Sunwin Stevia International, a Florida corporation, into Sunwin USA, a Delaware limited liability company and contributed $423,493 of net assets into the newly formed entity.  We retained a 55% ownership interest in Sunwin USA, but the assumption to consolidate this entity based on our greater than 50% ownership interest is overcome due to the aggregate impact of veto and approval rights of the minority voting interest owned by WILD Flavors.  Therefore, in accordance with ASC 810-25, we account for our investment in Sunwin USA as an equity method investment.  The balance of such investment is made up of the following:

Balance at April 30, 2010	$147,527
Loss on equity investment	(95,967)
Balance at October 31, 2010	$51,560

NOTE 8 - STOCKHOLDERS' EQUITY

We recognized $98,750 and $260,000 in stock-based consulting expenses during the first six months of fiscal 2011 and fiscal 2010, respectively.  These amounts are reported as a component of general and administrative expense.  Specific transactions for each class of shareholders’ equity are discussed below.

COMMON STOCK

During the first six months of fiscal 2011, we issued 1,000,000 shares of our common stock valued at $0.26 to Lin Hou and 684,200 shares of our common stock valued at $0.23 to Xiangtao Kong for research and development services provided and accrued for during fiscal 2010.

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

TREASURY STOCK

In connection with the sale of our 100% ownership interest in Shengya Veterinary Medicine to Mr. Laiwang Zhang, Mr. Zhang cancelled 7,818,545 shares of our common stock as provided for in the June 29, 2010 stock sale and purchase agreement we entered into in connection with this transaction.  We accounted for the cancellation of stock as treasury stock using the cost method.

COMMON STOCK PURCHASE WARRANTS

In March 2007, as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share.  On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged.  An aggregate of 22,725 warrants under this offering remain outstanding as of October 31, 2010.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2009, we issued 20,000,000 shares of our common stock at a price of $.15 per share together with five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share in connection with a securities purchase agreement, subsequent to which WILD Flavors owned approximately 15.7% of our issued and outstanding common stock.  As part of the securities purchase agreement, we also entered into a stockholders agreement with WILD Flavors and certain of our stockholders, including Laiwang Zhang, Dongdong Lin, Xingyuan Li, Junzhen Zhang, Xiangsheng Kong, Weidong Chai, and Fanjun Wu, who then owned approximately 34.12% of our common stock.  The stockholders agreement provides that so long as WILD Flavors owns at least 4,000,000 shares of our common stock, the parties will vote or cause their shares of our common stock to be voted to elect two members of our Board of Directors designated by WILD Flavors and three members designated by our stockholders who are a party to the stockholders agreement.

WILD Flavors has a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations until February 5, 2011.  The right of first refusal does not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

During the first six months of fiscal 2011, we issued 749,655 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds to us of $112,449.

A summary of the changes to our outstanding stock warrants granted during the first six months of fiscal 2011 and all of fiscal 2010 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at April 30, 2009	35,076,946	0.30
Granted	-
Exercised	(7,637,900)	0.15
Forfeited	-	-
Outstanding at April 30, 2010	27,439,046	0.34
Granted	-	-
Exercised	(749,655)	0.15
Forfeited	-	-
Warrants exercisable at October 31, 2010 (unaudited)	26,689,391	0.35

The following information applies to all warrants outstanding at October 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	22,725	1.39	$0.15	22,725	$0.15
$0.35	26,666,666	3.27	$0.35	26,666,666	$0.35
	26,689,391		$0.30	26,689,391	$0.30

NOTE 9 - AGREEMENTS AND COMMITMENTS

On March 31, 2010, we signed a memorandum agreement with China Direct Investments, Inc. (”CDI”) for CDI to provide consulting services to us through the end of fiscal 2011 and we agreed to pay for all services rendered by third party providers and professionals needed to provide services, such as legal and auditing fees, transfer agent fees, investor relations consultant fees and other out of pocket expenses required in connection with our U.S. operations.  Under the terms of the agreement, CDI will provide advice regarding potential exchange listing and capital structure, coordination of filings with the SEC, assistance with identifying potential directors, investor relations, general business matters, evaluation of potential sources of investment capital, management of professional resources, the implementation of internal controls, and the coordination of the disposition of our veterinarian business.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2009, Qufu Natural Green signed an agreement for general legal services in China with Mr. Yefu Sun who agreed to provide Qufu Natural Green with legal services during the period from January 1, 2010 to December 31, 2011 in exchange for 1,000,000 shares of our common stock.  The legal services to be provided by Mr. Sun include legal opinions, due diligence, legal document review, dispute settlement, and other legal matters requested by Qufu Natural Green.  The 1,000,000 shares of our common stock had a fair value of $210,000 on the date of the agreement that will be recognized in accordance with ASC Section 505-50 over a period of 24 months when the services will be provided.  Qufu Natural Green amended this agreement on March 16 2010 to clarify that the 1,000,000 shares will be earned on a pro rata basis over the service period from January 1, 2010 to December 31, 2011.  Further, in the event that Mr. Sun does not perform the services based on the terms of the agreement to the satisfaction of Qufu Natural Green, Mr. Sun agreed to return a number of unearned shares which have been issued to be agreed on by the parties.  During the first six months of fiscal 2011, we issued 666,672 shares of our common stock in connection with this agreement and recorded prepaid expenses of $136,252 after amortizing $73,751 for legal expense for 166,667 shares earned from January 1, 2010 to April 30, 2010 and $98,750 for legal expenses for the 250,000 shares earned during the first six months of fiscal 2011.  In accordance with ASC 505-50, the remaining prepaid expense of $136,252 will be reevaluated and charged to legal expense over the periods in which the services are provided and earned as set forth in our agreement with Mr. Sun.

In April 2010 we entered into an agreement with Beijing Hongma Mingtai Biotechnology Co., Ltd. to compile and revise good manufacturing practices (“GMP”) software used in the production of a variety of veterinarian and Chinese herbal medicine products and assist us in data entry, staff training, document submission and obtaining GMP certification.  We agreed to pay Beijing Hongma Mingtai Biotechnology Co., Ltd. approximately $188,000 in installments over the course of the project upon completion of various milestones. No payments were made under this agreement during the six months ended October 31, 2010.

NOTE 10 - SEGMENT INFORMATION

For the six months ended October 31, 2010 and 2009, we operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and stevia fertilizer and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.  As more fully described in Notes 1 and 11, we have exited all business activities related to our veterinary medicines.  As a result, we have restated the segment information from fiscal 2010 to exclude results of the discontinued operations from our measurement of segment profit and assets pertaining to the discontinued operations are reflected in the Corporate and other segment.

Condensed information with respect to these reportable business segments for the second quarter of fiscal 2011 is as follows:

	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Total revenues	1,779,964	521,096	-	2,301,060
Loss from continuing operations	(387,800)	(48,314)	(31,967)	(468,081)
Total assets	32,188,362	4,568,775	598,554	37,355,691

Condensed information with respect to these reportable business segments for the first six months of fiscal 2011 is as follows:

	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Total revenues	3,616,081	1,015,535	-	4,631,616
Loss from continuing operations	(435,302)	(191,918)	(178,173)	(805,393)

Condensed information with respect to these reportable business segments for the second quarter of fiscal 2010 is as follows:

	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Total revenues	2,876,042	482,192	-	3,358,234
Loss from continuing operations	(6,912)	(50,151)	(84,818)	(141,881)

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed information with respect to these reportable business segments for the first six months of fiscal 2010 is as follows:

	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Total revenues	5,378,392	953,422	-	6,331,814
Loss from continuing operations	72,516	(32,743)	(557,187)	(517,414)

NOTE 11 – DISCONTINUED OPERATIONS

DISPOSITION OF SHENGYA VETERINARY MEDICINE CO., LTD.

On June 29, 2010 Qufu Natural Green entered into a Stock Sale and Purchase Agreement (the “Agreement”) to sell its 100% ownership interest in Shengya Veterinary Medicine to Mr. Laiwang Zhang.  Shengya Veterinary Medicine manufactures and sells a variety of veterinary medicines in China that historically represents less than 20% of our total revenues and represented approximately 12% of our total revenues in our fiscal year ended April 30, 2010, compared to 16.7% in the fiscal year ended April 30, 2009.  The transaction closed on July 31, 2010, and we have exited all business activities related to the veterinary medicines business.  Under the terms of the Agreement, Mr. Zhang tendered to us for cancellation 7,818,545 shares of our common stock he owned, valued at $3,674,716, based on the closing stock price at July 31, 2010.  The carrying value of Shengya Veterinary Medicine’s net assets totaled $4,906,747 at July 31, 2010 and we recognized a foreign currency translation gain of $1,243,481 that had previously been reflected in accumulated other comprehensive income.  As a result, we booked a gain on sale of subsidiary of $11,450.  Upon the closing of the transaction, Shengya Veterinary Medicine became a related party of ours.

DISSOLUTION OF SUNWIN CANADA

In June 2010, we elected to dissolve Sunwin Canada in an effort to further streamline our business operations.  We formed Sunwin Canada in April 2006 in part to market our traditional Chinese medicines to Canadian retail stores.  In fiscal 2010 and fiscal 2011, this subsidiary recorded no revenues.

Shengya Veterinary Medicine and Sunwin Canada are being accounted for as discontinued operations effective with the first quarter of fiscal 2011, and prior periods have been restated to reflect these subsidiaries as discontinued operations.  The following tables set forth the results of the discontinued operations for the three and six month periods ended October 31, 2010 and 2009.

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009

Revenues		$392,888	$326,284	$823,282
Cost of revenues		290,019	203,489	575,117
Gross profit	-	102,869	122,795	248,165
Operating expenses	444	176,263	258,531	320,284
Other income		2,771	-	3,478
Loss from discontinued operations	(444)	(70,623)	(135,736)	(68,641)
Gain from disposal of discontinued operations	-	-	11,450	-
Total loss from discontinued operations	$(444)	$(70,623)	$(124,286)	$(68,641)

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. Our management determined that there were no subsequent events to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for fiscal 2010.

We are on a fiscal year ending April 30, as such the year ended April 30, 2010 is referred to as “fiscal 2010” and the year ending April 30, 2011 is referred to as “fiscal 2011.”  The three month period ending October 31, 2010 is our second quarter and is referred to as the “second quarter of fiscal 2011,” and the six month period ending October 31, 2010 is referred to as the “first six months of fiscal 2011.”  Likewise, the three month and six month periods ending October 31, 2009 is referred to as the “second quarter of fiscal 2010” and the “first six months of fiscal 2010”, respectively.

Overview

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”).  We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During the first six months of fiscal 2011 and fiscal 2010, after giving effect to the disposition of our veterinary medicine business discussed below, our operations were organized into two operating segments related to our product lines:

-	Stevioside; and
-	Chinese Medicine.

In June, 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines, and on July 31, 2010 we exited all business activities related to our veterinary medicine business through the sale of our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our president and chairman of the Board of Directors.  As result, the assets, liabilities, and results of operations of the discontinued subsidiary were reclassified as “Discontinued Operations” for both the first six months of fiscal 2011 and the first six months of fiscal 2010.  Accordingly, the discussion of our results of operations that follows is based upon our continuing Stevioside and Chinese Medicine operations.

On March 23, 2010, we received a “no objection letter” from the United States Food and Drug Administration (the “FDA”) regarding our request for FDA Generally Recognized as Safe (GRAS) status on five of our stevia extract products, including Rebaudioside A 98, Rebaudioside A 95, Rebaudioside A 80, Rebaudioside A 60, and Stevioside 90 Stevia Extracts.  The FDA- affirmed GRAS status confirms that these stevia extracts are considered safe for use as a general-purpose sweetener in foods and beverages, excluding meat and poultry products.  This affirmation is based on our conclusion, which is supported by the extensive independent review of our production processes and the overall quality of these stevia products by a panel of qualified scientists.

As a result of the recent FDA action and our strategic alliance with WILD Flavors, we have devoted additional resources to the development of new stevia formulations, products and manufacturing processes.  While we are continuing with these development efforts, no new products were launched during the second quarter of fiscal 2011.

Stevioside

Stevioside and rebaudioside are all natural low calorie sweeteners extracted from the leaves of the stevia rebaudiana plant.   Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets.  Stevioside can be used to replace sugar in beverages and foods, including those that require baking or cooking where synthetic chemical based sweetener replacements are not suitable.

OnlySweet™

OnlySweet™ is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  OnlySweet™ is carried in 3,000 stores in the U.S. and is generally located in the sweetener aisle with all natural and alternative sweeteners.  We intend to continue to focus on marketing OnlySweet™ as a zero calorie sweetener alternative; as well as a “green” alternative.  Natural products are one of the fastest growing segments in the grocery industry.

On May 11, 2009 we converted our majority-owned Sunwin Stevia International subsidiary into Sunwin USA and contributed $423,493 of net assets into the newly formed entity.  Although we retained a 55% ownership interest in Sunwin USA, the noncontrolling interest holder, through contractual rights, has effective operating control in all significant decisions that would be expected in the ordinary course of business.  Based on these factors we no longer consolidate Sunwin USA in our financial statements and began to account for Sunwin USA as an equity method investment effective with the first quarter of fiscal 2010, and we recognize our 55% interest in the net income of Sunwin USA within operating expenses in our consolidated statements of operations.  The conversion of Sunwin Stevia International, Inc. into Sunwin USA, LLC has had no significant impact to our revenues.

In an effort to meet the international food safety standards mandated by larger consumer product companies that we expect to target as customers in the future, we have made capital investments to enhance our manufacturing facilities, equipment and documentation systems, changed certain manufacturing processes and carried out additional personnel training in order to meet these standards.  These investments allowed us to meet the Hazardous Analysis and Critical Control Point (HACCP) System Certification, ISO 9001:2008 Certification and ISO 22000:2005 Food Safety Certification.  We obtained these certifications in November, 2010.

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

Our Performance

In the second quarter of fiscal 2011 our total revenues, including related party revenues, declined 31.5% compared with the second quarter of fiscal 2010.  Our gross margin increased from 17.5% in the second fiscal quarter of 2010 to 18.5% in the second fiscal quarter of 2011.  Our operating expenses increased by $0.2 million in the second quarter of fiscal 2011 compared to the same period in fiscal 2010.  Our net loss in the second quarter of fiscal 2011 was $0.5 million, compared to $0.2 million in the second quarter of fiscal 2010.

Our net revenues decreased by 26.9% in the first six months of fiscal 2011 compared with the same period in fiscal 2010, while our gross margin increased to 20.8% from 19.0% over the same period.  Our operating expenses during the first six months of fiscal 2011 increased by $49,000 compared to the same period in fiscal 2010.  Our net loss for the first six months of fiscal 2011 was $0.9 million, compared to $0.6 million.

Our operating performance in the first six months of fiscal 2011 is primarily a function of significant revenue declines in our Stevioside segment, partially offset by moderate increases in sales of Chinese Medicines.  While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing in partnership with WILD Flavors to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, mainly due to the slow pace of recovery from the global economic downturn, particularly in the United States.  In addition, stevia product sales in the first six months of fiscal 2011 continue to be negatively impacted by market conditions in other countries, particularly Japan and South Korea.  Furthermore, we continue to encounter fierce competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia.  As a result, some of our customers reduced purchases of our higher quality grades of stevia Reb A 40% and 60% in favor of lower quality stevia grades, such as stevioside A3 80%, a trend which began in fiscal 2010.   The increase in revenues in our Chinese Medicines was primarily due to moderate increases in pricing during the first quarter of fiscal 2011 and, more recently, increased livestock breeding resulting in higher demand for these products.

Our Outlook

Despite the current weakness in sales and pricing, we continue to believe that there are significant opportunities for growth in our Stevioside segment.  While the FDA’s March 2010 affirmation of GRAS status for our high grade stevioside extracts provides us with the opportunity to supply U.S. consumer products manufacturers with high grade stevia extracts that may be used in their products, we are also focusing our marketing efforts to increase Asia-based stevioside sales in China, Japan and Korea.  We have increased communications with our regular customers in this region to closely track the market changes.  We are also presenting at trade shows in China and abroad to increase our exposure to the international stevia market.  In addition, we are escalating our efforts to expand sales in China, including but not limited to price concessions.

Our management believes that its decision to differentiate the Company as a producer of higher quality stevia grades and product formulations through its partnership with WILD Flavors in the U.S. and Europe will lead to sustainable growth in stevia shipments over the next 12 to 24 months.  These two markets are currently the largest in the world for low or zero calorie products in the food and beverage industry and our ability to now sell sweeteners into the U.S. opens this vast market opportunity.  Additionally, we anticipate that a similar opportunity will emerge in the European Union sometime in 2011.

We currently face a number of challenges in our business, including new product acceptance of stevia based formulations in the food and beverage industry, our ability to manage material and labor costs, and any possible adverse effect of changes in China’s currency exchange rates on our exports.  In addition, the U.S. market for stevia is growing at a slower pace than we had anticipated, as the difficult economic environment has adversely impacted both consumer spending and manufacturers who have slowed down their introduction of new product offerings using stevia.  We continue to work with various consumer product companies who are exploring new product formulations that use stevia.  The time period to develop and launch new products can take up to two years, and we currently do not have any specific target dates for new product launches.  Some of our competitors received their GRAS affirmations from the FDA more than a year before we received ours, and these producers have established a leading position in the market.  Furthermore, our customers for low grade stevioside are currently carrying a significant amount of inventory and have substantially curtailed production activities until market conditions improve.  There are no assurances that our efforts will be successful or that our revenues will ever return to historic levels.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations for the three month periods ended October 31, 2010 and 2009.  The percentages represent each line item as a percentage of revenues.

October 31, 2010
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Net revenues	$521,096	100.0%	$1,779,964	100.0%	$-	$2,301,060	100.0%
Cost of goods sold	433,126	83.1%	1,442,480	81.0%	-	1,875,606	81.5%
Gross profit	87,970	16.9%	337,484	19.0%	-	425,454	18.5%

Total operating expenses	138,455	26.6%	734,159	41.2%	35,311	907,925	39.5%
Other income	2,171	0.4%	8,875		3,344	14,390

Loss from continuing operations before
taxes and noncontrolling interest	$(48,314)	-9.3%	$(387,800)	-21.8%	$(31,967)	$(468,081)	-20.3%

October 31, 2009

Net revenues	$482,192	100.0%	$2,876,042	100.0%	$-	$3,358,234	100.0%
Cost of goods sold	382,333	79.3%	2,387,351	83.0%	-	2,769,684	82.5%
Gross profit	99,859	20.7%	488,691	17.0%	-	588,550	17.5%

Total operating expenses	155,832	32.3%	502,930	17.5%	84,817	743,579	22.1%
Other income	5,822		7,326		-	13,148

Loss from continuing operations before
taxes and noncontrolling interest	$(50,151)	-10.4%	$(6,913)	-0.2%	$(84,817)	$(141,881)	-4.2%

The following table summarizes our results from continuing operations for the six month periods ended October 31, 2010 and 2009.

October 31, 2010
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Net revenues	$1,015,535	100.0%	$3,616,081	100.0%	$-	$4,631,616	100.0%
Cost of goods sold	832,477	82.0%	2,835,271	78.4%	-	3,667,748	79.2%
Gross profit	183,058	18.0%	780,810	21.6%	-	963,868	20.8%

Total operating expenses	379,494	37.4%	1,230,108	34.0%	184,807	1,794,409	38.7%
Other income	4,518	0.4%	13,996		6,634	25,148

Loss from continuing operations before
taxes and noncontrolling interest	$(191,918)	-18.9%	$(435,302)	-12.0%	$(178,173)	$(805,393)	-17.4%

October 31, 2009

Net revenues	$953,423	100.0%	$5,378,392	100.0%	$-	$6,331,815	100.0%
Cost of goods sold	763,500	80.1%	4,367,082	81.2%	-	5,130,582	81.0%
Gross profit	189,923	19.9%	1,011,310	18.8%	-	1,201,233	19.0%

Total operating expenses	240,438	25.2%	947,765	17.6%	557,186	1,745,389	27.6%
Other income	17,772		8,971		-	26,743

Loss from continuing operations before
taxes and noncontrolling interest	$(32,743)	-3.4%	$72,516	1.3%	$(557,186)	$(517,413)	-8.2%

Total revenues in the second quarter of fiscal 2011 decreased by $1.1 million, or 31.5%, compared to the second quarter of fiscal 2010. Stevioside revenues, which comprised 77.4% and 85.6% of our revenues for the second quarter of fiscal 2011 and fiscal 2010, respectively, decreased by $1.1 million, or 38.1%, while revenues in our Chinese Medicine segment increased by 8.1%. Total revenues for the first six months of fiscal 2011 decreased by $1.7 million, or 26.9%, compared to the same period in fiscal 2010. Stevioside revenues, which comprised which comprised 78.1% and 84.9% of our revenues for the first six months of fiscal 2011 and fiscal 2010, respectively, decreased by $1.8 million, or 32.8%, while Chinese Medicine revenues increased by 6.5%.  The decrease in stevioside revenues is primarily the result of a reduction in sales volume in the bulk stevia market in Japan and South Korea, which are principal export markets for our lower grade Stevioside products. As Chinese stevioside manufacturers have focused on expanding the production of higher grade stevioside in 2010, many farmers elected to grow higher grade stevia leaves, which resulted in decreased availability lower grade stevia leaves in fiscal 2011, adversely impacting export revenues to these markets. In addition, the industry-wide sales of higher grade stevioside in the U.S. have not grown as anticipated, resulting in lower demand for our intermediate grade stevioside products, which are used to produce higher grade stevioside products. We also continue to experience significant downward pressure on pricing for some of our products as some of our smaller competitors have been required to liquidate their inventory while under financial distress. We produced 33 and 78 metric tons of stevioside for the second quarter and first six months, respectively, of fiscal 2011 compared to 45 and 128 metric tons during the same periods in fiscal 2010.  While Chinese Medicine sales benefited from price increases of approximately 20% in the first quarter of fiscal 2011, we also witnessed an increase in demand in the second quarter of fiscal 2011 resulting in higher sales volumes to veterinary medicine producers, who use our Chinese Medicine products as raw materials.  This increase in demand is mainly due to seasonally higher demand for meat and eggs, resulting in increased livestock breeding, which spurs demand for our products.  Although increased market demand for our Chinese Medicine products in anticipation of the holiday season is a consistent seasonal trend, the effect was more pronounced in fiscal 2011 than in previous years.

Cost of revenues in the second quarter of fiscal 2011 decreased by $0.9 million, as compared to the second quarter of fiscal 2010, which is reflective of the overall decrease in revenues in the period.  Gross margin on Stevioside sales improved during the second quarter of fiscal 2011 to 19.0%, compared with 17.0% in the same period of fiscal 2010.  The Chinese Medicine gross margin decreased to 16.9% in the current quarter compared to 20.7% in the second quarter of fiscal 2010.  As a result, consolidated gross margin for the second quarter of fiscal 2011 was 18.5%, as compared to 17.5% in the same period of fiscal 2010.  Cost of revenues for the first six months of fiscal 2011 decreased by $1.5 million compared to the same period of fiscal 2010.  The gross margin on Stevioside sales for the first six months of fiscal 2011 was 21.6%, as compared to 18.8% in the same period of fiscal 2010.  The gross margin on Chinese Medicine was 18.0% in the first six months fiscal 2011, compared with 19.9% in the same period of fiscal 2010.  Our consolidated gross margin for the first six months of fiscal 2011 was 20.8%, compared with 19.0% in the same period of fiscal 2010.  The higher gross margins for Stevioside are attributable to lower costs of raw materials, coupled with better utilization of our production facilities at our Qufu Shengren subsidiary.  The lower gross margins for Chinese Medicine is mainly due to higher energy and raw material costs. Since we purchase our raw materials on the spot market, we are unable to project with any degree of certainty our gross margins in future periods.

Total operating expenses, increased by $0.2 million, or 22%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The increase was primarily due to a $0.3 million increase in general and administrative expenses, partially offset by lower selling expenses in our Stevioside segment and a decrease in the loss recognized in connection with our Sunwin USA equity method investment.  The increase in general and administrative expenses is mainly due to a net increase in bad debt expense of $0.2 million, mainly in the Stevioside segment.

Operating expenses increased by $49,000 in the first six months of fiscal 2011 compared to the same period of fiscal 2010.  Selling expenses decreased by $$0.1 million due to the reduction in Stevioside sales and a more rationalized sales compensation policy that better rewarded effective selling efforts while containing expenses on indirect activities, such as meals and entertainment.  General and administrative expenses increased by $0.2 million, or 20.5%, due to $0.3 million in higher salaries and benefits expense resulting from new compensation policies that we adopted on September 1, 2009 for both of our operating segments and a $0.2 million increase in bad debt expense, partially offset by a $0.3 million reduction in consulting fees related to investor relations, SEC compliance and business strategic advisory services.

Loss from continuing operations in the second quarter of fiscal 2011 was $0.5 million, compared to $0.1 million in the second quarter of fiscal 2010.  The increase is mainly due to lower revenues and the corresponding decline in gross profit and higher operating expenses.  Loss from discontinued operations was $0.1 million in the second quarter of fiscal 2010.  Net loss in the second quarter of fiscal 2011 was $0.5 million, compared to $0.2 million in the same period of fiscal 2010.

Loss from continuing operations in the first six months of fiscal 2011 was $0.8 million, compared to $0.5 million in the same period of fiscal 2010, the increase being attributable to lower revenues and higher operating expenses.  The loss from discontinued operations in each of the first six months of fiscal 2011 and 2010 was $0.1 million.  Our net loss for the first six months of fiscal 2011 was $0.9 million, compared to $0.6 million in the first six months of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  The following table provides a comparison of the components of our working capital between October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010	Increase (decrease)%
Cash	$12,115,061	$10,416,522	$1,698,539	16.3%
Accounts receivable, net	2,402,939	2,092,197	310,742	14.9%
Accounts receivable, related party	25,698	138,945	(113,247)	-81.5%
Inventories	4,797,384	5,118,009	(320,625)	-6.3%
Prepaid taxes	182,918	121,317	61,601	50.8%
Prepaid expenses and other current assets	258,085	113,332	144,753	127.7%
Current assets of discontinued operations	-	3,794,094	(3,794,094)	-100.0%
Total current assets	$19,782,085	$21,794,416	$(2,012,331)	-9.2%

Accounts payable - trade	$3,069,158	$2,447,121	$622,037	25.4%
Taxes payable	119,138	136,630	(17,492)	-12.8%
Current liabilities of discontinued operations	-	424,416	(424,416)	-100.0%
Total current liabilities	$3,188,296	$3,008,167	$180,129	6.0%

The ongoing global economic instability has generally not had a significant impact upon our liquidity as the majority of our short-term financing is obtained through payment terms with our suppliers and vendors rather than business loans from banks. However, the economic downturn has impacted our operations through reduced customer demand across at our Stevioside segment, and our customers are taking longer to pay us with days’ sales outstanding in accounts receivable increasing to 96 days as of October 31, 2010, as compared to 63 days as of April 30, 2010.

At October 31, 2010, we had working capital of $16.6 million, including cash of $12.1 million, as compared to working capital of $18.8 million and cash of $10.4 million at April 30, 2010.  We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional facilities.  We currently have no significant capital expenditure commitments.

Accounts receivable, net of allowance for doubtful accounts, at October 31, 2010 totaled $2.4 million as compared to $2.1 million at April 30, 2010.  We increased our allowance for doubtful accounts, which reflects accounts receivable with balances in excess of 12 months, by $0.2 million to $0.7 million, compared to $0.5 million, at April 30, 2010.  We may, however, collect all or a portion of these doubtful accounts.  Including related party accounts receivable, our accounts receivable at October 31, 2010 increased 8.9% as a result of slower payments from our customers.

At October 31, 2010 inventories, net of reserve for obsolete inventory, totaled $4.8 million, as compared to $5.1 as of April 30, 2010.  The decrease is mainly due to a reduction of raw materials inventory in our stevioside business as we adjusted our production levels in response to lower demand.

Prepaid expenses and other current assets increased to $0.3 million at October 31, 2010, as compared to $0.1 million at April 30, 2010.  The increase was attributable to timing differences related to advances to suppliers in the Stevioside segment.  These advances reflect deposits related to future delivery of inventory.

Our accounts payable and accrued expenses were $3.1 million at October 31, 2010, an increase of $0.6 million, or 25.4%, from April 30, 2010.  This balance includes trade accounts payable and accrued expenses of $2.1 million, other payables of $0.8 million, and accrued salaries and benefits of $0.2 million.  Of the total accounts payable and accrued expenses at October 31, 2010, $2.5 million relates to our Stevioside segment and $0.6 million relates to our Chinese Medicine segment. The increase at October 31, 2010 compared to April 30, 2010 reflects the timing of balances due for purchases made in the ordinary course of business.

At October 31, 2010, we held cash of $12.1 million as compared to cash of $10.4 million at April 30, 2010, an increase of $1.7 million.  During the first six months of fiscal 2011, net cash provided by operating activities totaled $1.4 million, net cash used in investing activities was $0.1 million, net cash provided by financing activities amounted to $0.1 million, and the effect of exchange rate on cash was $0.3 million.

Net cash provided by operating activities increased to $1.4 million during the first six months of fiscal 2011, as compared to $0.6 million during the first six months of fiscal 2010.  The increase is primarily due to a $1.0 million increase in accounts payable and accrued expenses (after giving effect to liabilities settled in the form of common stock instead of cash) in fiscal 2011 compared to a $0.2 million increase in fiscal 2010 and a $0.4 million decrease in inventory in fiscal 2011 compared to a $0.1 million increase in fiscal 2010, partially offset by a $0.3 million increase in accounts receivable in fiscal 2011, compared to a $0.4 million increase in fiscal 2010.

Net cash used in investing activities totaled $0.1 million during the first six months of fiscal 2011, consisting solely of purchases of property and equipment, as compared to $0.7 million during the first six months of fiscal 2010.  During the first six of fiscal 2010, we spent $0.5 million on the purchase of property and equipment and contributed $0.3 million of cash to our equity method investee, Sunwin USA.

Net cash provided by financing activities totaled $0.1 million during the first six months of fiscal 2011, as compared to $0.2 million for the first six months of fiscal 2010.  Net cash provided by financing activities in both periods was mainly comprised of proceeds from the exercise of common stock purchase warrants.

Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States.  As a result, cash accounts at financial institutions in the PRC are not insured.  We have not experienced any losses in such accounts as of October 31, 2010.

In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.  Our cash position by geographic area was as follows:

	October 31, 2010	April 30, 2010
	(Unaudited)
China	$11,561,539	$9,366,871
United States	553,522	1,049,651
Total	$12,115,061	$10,416,522

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States of America.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements.  The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance.  We have tried, wherever possible, to identify such statements by using words such as ?癮nticipate," “estimate" “expect," “project," “intend," “plan, " “believe," “will" and similar expressions in connection with any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.  A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -“Risk Factors of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010:

-	Our revenues have declined in the past two fiscal years and there are no assurances they will return to historic levels in future periods;
-	Dependence upon continued market acceptance of our stevioside products and stevioside in mainstream consumer products;
-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on our president, as well as his affiliated companies, Pharmaceutical Corporation and Shandong Group;
-	Our ability to assure that related party transactions are fair to our company;
-	Our inability to control the cost of our raw materials;
-	The limitation on our ability to receive and use our operating cash flow effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy;
-	Our recognition of unrealized gains and losses on foreign currency transaction can materially impact our income from period to period;
-	The absence of various corporate governance measures which may reduce stockholders’ protections against interested director transactions, conflicts of interest and other matters;
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;
-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-	The recent outbreak of swine flu or any recurrence of Severe Acute Respiratory Syndrome, or SARS, or another widespread public health problem, could interrupt our operations.
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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Our management, including our CEO and our CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2010.  We previously determined that our internal controls and procedures were not effective as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended April 30, 2010 which also resulted in a material weakness in our disclosure controls and procedures.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  The material weaknesses in our internal control over financial reporting at October 30, 2010 which were identified by our management included:

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

These material weaknesses in internal control over financial reporting have not been remediated since April 30, 2010.  Solely as a result of these continuing material weaknesses in our internal control over financial reporting, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: December 15, 2010	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 15, 2010	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer