Form 10-Q
period 2011-01-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2011-03-17
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended January 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 8, 2011 there were 155,522,809 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED January 31, 2011

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2010 is referred to as “fiscal 2010” and the year ending April 30, 2011 is referred to as “fiscal 2011.”  Also, the three and nine month periods ending January 31, 2011 are referred to as the “third quarter of fiscal 2011” and the “first nine months of fiscal 2011”, respectively. Likewise, the three and nine month periods ending January 31, 2010 are referred to as the “third quarter of fiscal 2010” and “the first nine months of fiscal 2011”, respectively.

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

-
“Sunwin Stevia International” refers to our wholly owned subsidiary Sunwin Stevia International Corp., a Florida corporation, which was converted to Sunwin USA, LLC, a Delaware limited liability company;

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, a 55% owned equity method investment;

-	“Sunwin Canada” refers to our former wholly owned subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation;

-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 60% interest in Qufu Shengwang; and

-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	January 31, 2011	April 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,103,524	$10,416,522
Accounts receivable, net of allowance for doubtful accounts of
$1,119,129 and $519,777, respectively	1,789,546	2,092,197
Accounts receivable - related party	98,112	138,945
Inventories, net	4,281,849	5,118,009
Note receivable	501,603	-
Prepaid taxes	100,366	121,317
Prepaid expenses and other current assets	249,728	113,332
Current assets of discontinued operations	-	3,794,094
Total Current Assets	17,124,728	21,794,416

Equity method investment	3,773	147,527
Property and equipment, net	14,111,225	15,342,051
Non current assets of discontinued operations	-	1,796,072
Land use rights	2,280,528	2,237,404

Total Assets	$33,520,254	$41,317,470

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,236,710	$2,447,121
Taxes payable	50,667	136,630
Current liabilities of discontinued operations	-	424,416
Total Current Liabilities	2,287,377	3,008,167

Derivative liability	4,601	347,936
Non current liabilities of discontinued operations	-	157,816

Total Liabilities	2,291,978	3,513,919

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 200,000,000 shares authorized;
155,522,809 and 160,240,827 shares issued and outstanding	155,523	160,241
Additional paid-in capital	28,442,154	29,095,572
(Accumulated deficit) retained earnings	(3,398,103)	2,274,215
Accumulated other comprehensive income	3,786,785	3,824,713
Total Sunwin International Neutraceuticals, Inc. stockholders' equity	28,986,359	35,354,741
Noncontrolling interest	2,241,917	2,448,810
Total Stockholders' Equity	31,228,276	37,803,551
Total Liabilities and Stockholders' Equity	$33,520,254	$41,317,470

See accompanying notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues	$2,253,222	$3,332,897	$6,755,448	$9,466,635
Revenues - related party	193,373	125,936	322,763	324,012
Total Revenues	2,446,595	3,458,833	7,078,211	9,790,647
Cost of Revenues	2,016,771	3,013,622	5,684,519	8,144,204
Gross Profit	429,824	445,211	1,393,692	1,646,443

OPERATING EXPENSES:
Loss on equity investment	47,787	71,076	143,754	216,132
Loss on disposition of property and equipment	1,173,200	1,100,813	1,173,200	1,100,813
Selling expenses	179,895	201,507	437,193	606,153
General and administrative expenses	2,152,270	1,154,667	3,593,552	2,350,599
Total operating expenses	3,553,152	2,528,063	5,347,699	4,273,697

LOSS FROM CONTINUING OPERATIONS	(3,123,328)	(2,082,852)	(3,954,007)	(2,627,254)

OTHER INCOME (EXPENSE):
Gain (loss) on change in fair value of derivative liability	133	(124,992)	6,767	(58,758)
Other income (expense)	2,089	(22,204)	2,544	(16,434)
Interest income	13,019	12,029	31,216	33,247
Total other income (expense)	15,241	(135,167)	40,527	(41,945)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(3,108,087)	(2,218,019)	(3,913,480)	(2,669,199)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(670,498)	(135,736)	(739,139)
Gain on sale of discontinued operations	-	-	11,450	-
Total loss from discontinued operations	-	(670,498)	(124,286)	(739,139)

LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(3,108,087)	(2,888,517)	(4,037,766)	(3,408,338)
INCOME TAXES BENEFIT (EXPENSE)	10,087	(23,362)	-	(62,188)
NET LOSS	(3,098,000)	(2,911,879)	(4,037,766)	(3,470,526)

LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	142,838	36,748	206,893	95,782

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,955,162)	$(2,875,131)	$(3,830,873)	$(3,374,744)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Loss from discontinued operations	-	(0.00)	$(0.00)	(0.00)
Net loss per common share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	155,595,888	152,719,385	157,849,990	151,963,540

AMOUNT ATTRIBUTABLE TO CONTROLLING INTEREST
Loss from continuing operations, net of tax	$(2,955,162)	$(2,204,633)	$(3,706,587)	$(2,635,605)
Loss from discontinued operations, net of tax	-	(670,498)	(124,286)	(739,139)
Net loss	$(2,955,162)	$(2,875,131)	$(3,830,873)	$(3,374,744)

See accompanying notes to unaudited consolidated financial statements

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Sunwin International Neutraceuticals, Inc. Shareholders
	Common Stock, $.001 Par Value
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, April 30, 2010	160,240,827	$160,241	$29,095,572	$2,274,215	$3,824,713	$-	$2,448,810	$37,803,551

Common stock issued for services	2,350,872	$2,350	$723,768					726,118
Exercise of Warrants	749,655	750	111,699					112,449
Treasury stock related to disposition of subsidiary						(3,674,716)		(3,674,716)
Cancellation of treasury stock	(7,818,545)	(7,818)	(1,825,453)	$(1,841,445)		3,674,716		-
Reclassification of derivative liability
associated with the exercise of warrants			336,568					336,568
Net loss	-	-	-	(3,830,873)	-		(206,893)	(4,037,766)
Other comprehensive income (loss), net of tax:
Realized gain of foreign currency translation
from disposition of subsidiary					(1,243,481)			(1,243,481)
Foreign currency translation adjustment					1,205,553			1,205,553
	-	-	-	-	-	-	-

Balance, January 31, 2011	155,522,809	$155,523	$28,442,154	$(3,398,103)	$3,786,785	$-	$2,241,917	$31,228,276

See accompanying notes to unaudited consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,037,766)	$(3,470,526)
Loss from discontinued operations	124,286	739,139
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation expense	1,097,511	1,259,277
(Gain) loss on change in fair value of derivative liability	(6,767)	58,758
Amortization of land use rights	39,440	38,731
Equity in loss of equity method investees	143,754	216,132
Stock issued in exchange for services	138,750	260,000
Loss on disposal of property and equipment	1,173,036	1,083,932
Bad debt expense	569,728	2,362
Changes in operating assets and liabilities:
Accounts receivable	(197,075)	626,654
Inventories	1,005,661	123,534
Prepaid expenses and other current assets	(58,574)	(465,087)
Accounts receivable - related party	45,106	(117,656)
Accounts payable and accrued expenses	196,244	452,416
Taxes payable	(39,602)	(116,137)
NET CASH PROVIDED BY CONTINUING OPERATIONS	193,732	691,529
Net cash provided by discontinued operations	10,713	48,604
NET CASH PROVIDED BY OPERATING ACTIVITIES	204,445	740,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to equity method investee	-	(260,569)
Increase in loan receivable	(501,603)	-
Proceeds from disposal of property and equipment	39,462	877,427
Purchases of property and equipment	(526,966)	(550,800)
Net cash used in discontinued operations	(210)	(8,297)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(989,317)	57,761
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	-	(57,100)
Proceeds from exercise of warrants	112,449	311,880
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,449	254,780
EFFECT OF EXCHANGE RATE CHANGES ON CASH	359,425	(1,596)
NET CHANGE IN CASH	(312,998)	1,051,078
Cash at beginning of fiscal year	10,416,522	10,487,165
Cash at end of period	$10,103,524	$11,538,243
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$14,478
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Shares cancelled for disposal of subsidiary	$3,674,716	$-
Fair value of non-cash assets contributed to equity method investment	$-	$239,107
Fair value of liabilities contributed to equity method investment	$-	$76,183

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

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines.   Except for our U.S.-based operations at Sunwin USA, substantially all of our operations are located in the People’s Republic of China (the “PRC”).  We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

Our operations are organized into two operating segments related to our product lines:

-	Stevioside; and
-	Chinese Medicine.

In June 2010 we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines.  Consequently, we have exited all business activities related to our veterinary medicines and on June 29, 2010 entered into an agreement to sell our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our President and Chairman of the Board of Directors.  The transaction closed on July 31, 2010.  See Note 11 – Discontinued Operations.

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

Qufu Shengwang

In fiscal 2009, Qufu Natural Green acquired a 60% interest in Qufu Shengwang from its shareholder, Shandong Group, for $4,026,851.  The purchase price represents 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008.  Shandong Group is owned by Laiwang Zhang, our President and Chairman of the Board of Directors.  Qufu Shengwang manufactures and sells stevia feed additives.

Qufu Shengren

In fiscal 2009, Qufu Natural Green acquired Qufu Shengren for $3,097,242.  The purchase price was equal to the value of the assets of Qufu Shengren as determined by an independent asset appraisal in accordance with asset appraisal principles in the PRC.  Prior to being acquired by us, Qufu Shengren was engaged in the production and distribution of bulk drugs and pharmaceuticals.  Subsequent to the acquisition, Qufu Shengren produces and distributes steviosides with a full range of grades from rebaudioside-A 10 to 98.

WILD Flavors

In fiscal 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary Sunwin USA in the marketing and worldwide distribution of our stevioside based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In exchange WILD Flavors agreed to provide Sunwin USA with sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009.  WILD Flavors acts as the sole manager of Sunwin USA and is responsible for all of its business and affairs.

Basis of Presentation

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries, except for Sunwin USA (see Note 7).  All intercompany accounts and transactions have been eliminated in consolidation.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements for fiscal 2010 and notes thereto contained in our Form 10-K as filed with the SEC.  The results of operations and cash flows for the nine months ended January 31, 2011 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic environment, including that of the PRC, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as necessary.

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

Accounts Receivable

Accounts receivable are reported at net realizable value.  We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible.  At January 31, 2011 and April 30, 2010, the allowances for doubtful accounts were $1,119,129 and $519,777, respectively.

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

Taxes Payable

We are required to charge for and to collect value added taxes (VAT) on our sales.  In addition, we pay value added taxes on our primary purchases, recorded as a receivable.  These amounts are presented as net amounts for financial statement purposes.  Taxes payable at January 31, 2011 and April 30, 2010 amounted to $50,667 and $136,630, respectively, consisting primarily of VAT taxes payable in the PRC.

Derivative Liability

In connection with our 2007 offering we issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share with an expiration date of March 26, 2012.  On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  Other than the reduction in the exercise price, all of the terms and conditions of the warrants remain unchanged.  The exercise price of the warrants is subject to a reset adjustment.  If we issue or sell shares of our common stock after the 2007 offering for an amount less than the original exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares.  The number of warrants under the 2007 offering that remained outstanding at January 31, 2011 and April 30, 2010 was 22,725 and 772,380, respectively.

Upon our adoption of the Derivative and Hedging Topic of ASC 815 retroactive to May 1, 2009, we determined that the warrants issued in the 2007 offering did not qualify for a scope exception under ASC Section 815-10-15 as they were determined to not be indexed to our stock.  Consequently, and the warrants were reclassified from equity to a derivative liability for the then fair market value of $1,366,890 and marked to market based upon a valuation using the Black-Scholes option pricing model.  Under ASC 815, the warrants are carried at fair value and adjusted during each reporting period.  For the nine months ended January 31, 2011, we recorded a gain on the change in fair value of the derivative liability of $6,767 to recognize the decrease in fair value of the warrants during the period.

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	January 31, 2011	April 30, 2010
Dividend Yield	0%	0%
Volatility	103%	158%
Risk Free Rate	0.26%	1.51%
Expected Term (Years)	1.14	1.89
Asset Price	$0.32	$0.52
Exercise Price	$0.15	$0.15

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts and note receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Other than the aforementioned derivative liability, we do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2011 and April 30, 2010, nor were any gains or losses reported in the statement of operations that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

Income Taxes

We file federal and state income tax returns in the United States for our corporate operations, and file separate foreign tax returns for our PRC subsidiaries.  We account for income taxes under the provisions of ASC Section 740-10-30, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

Basic and Diluted Loss Per Share

Pursuant to ASC Section 260-10-45, basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income, subject to anti-dilution limitations.  For the three and nine months ended January 31, 2011 and 2010, the effect of our outstanding common stock purchase warrants is antidilutive.  Accordingly, our outstanding common stock purchase warrants which could have resulted in the issuance of 26,689,391 and 32,997,746 additional common shares at January 31, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share and basic and diluted loss per share is the same for all periods presented.

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

Comprehensive Income (loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our other comprehensive income (loss) consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for the three and nine months ended January 31, 2011 and 2010:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2011	2010	2011	2010
Net loss	$(3,098,000)	$(2,911,879)	$(4,037,766)	$(3,470,526)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	353,536	6,865	1,205,553	(10,008)
Realized gain on foreign currency translation
from sale of subsidiary	-	-	(1,243,481)	-
Comprehensive loss	(2,744,464)	(2,905,014)	(4,075,694)	(3,480,534)
Comprehensive loss attributable to noncontrolling interests	142,838	36,773	206,893	96,298
Comprehensive loss attributable to
Sunwin International Neutraceuticals, Inc.	$(2,601,626)	$(2,868,241)	$(3,868,801)	$(3,384,236)

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable.  We place our cash with high credit quality financial institutions in the United States and the PRC.  At January 31, 2011, we had $10,055,389 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States.  As a result, cash held in Chinese financial institutions is not insured.  We have not experienced any losses in such accounts through January 31, 2011.

Stock-Based Compensation

We account for the grant of stock, stock options, warrants and restricted stock awards in accordance with ASC Section 718, “Compensation-Stock Compensation.”   ASC Section 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Research and Development

Research and development costs are expensed as incurred and totaled $240,080 and $175,332 for the nine months ended January 31, 2011 and 2010, respectively, and are included in general and administrative expenses in the accompanying statements of operations.  Research and development costs are incurred on a project specific basis.

Revenue Recognition

We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Shipping Costs

Shipping costs are included in selling expenses and totaled $68,507 and $86,557 for the nine months ended January 31, 2011 and 2010, respectively.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - INVENTORIES

At January 31, 2011 and April 30, 2010, inventories consisted of the following:

	January 31, 2011	April 30, 2010
	(unaudited)
Raw materials	1,215,495	1,346,590
Work in process	170,672	164,623
Finished goods	3,321,593	4,017,612
	4,707,760	5,528,825
Less: reserve for obsolete inventory	(425,911)	(410,816)
	$4,281,849	$5,118,009

NOTE 3 - PROPERTY AND EQUIPMENT

At January 31, 2011 and April 30, 2010, property and equipment consisted of the following:

	Estimated Life	January 31, 2011	April 30, 2010
		(unaudited)
Office Equipment	5-7 Years	$48,256	$46,609
Auto and Trucks	10 Years	789,137	760,672
Manufacturing Equipment	20 Years	10,948,121	11,686,621
Buildings	20 Years	6,722,701	6,472,068
Construction in Process		-	5,469
		18,508,215	18,971,439
Less: Accumulated Depreciation		(4,396,990)	(3,629,388)
		$14,111,225	$15,342,051

For the nine months ended January 31, 2011 and 2010, depreciation expense totaled $1,097,511 and $1,259,277, respectively.  We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets.  In connection with this evaluation during the third quarter of fiscal 2011, we determined that some of our equipment needed to be replaced or otherwise removed from service.  As a result, we disposed of these assets and recorded a loss on disposal of $1.2 million in the third quarter of fiscal 2011.  During the third quarter of fiscal 2010, the Qufu City Environmental Protection Agency provided us notice to cease operations and vacate our 36,000 square foot stevioside production facility that we leased  from Qufu ShengDa Industry Co., Ltd., and unaffiliated government entity.  This notice followed a city policy to cease operations of factories not located in newly zoned areas of the city.   In connection with the cessation of operations at this facility, we abandoned production equipment located at this facility and we recognized a loss on disposal of equipment attributable to this event of $1,100,813.

NOTE 4- LAND USE RIGHTS

At January 31, 2011 and April 30, 2010, Land Use Rights consisted of rights related to properties located in the PRC in connection with our acquisition of Qufu Shengwang as follows:

	Estimated Life	January 31, 2011	April 30, 2010
		(unaudited)
Land Use Rights	43.5years	$2,409,959	$2,323,503
Less: Accumulated Amortization		(129,431)	(86,099)
		$2,280,528	$2,237,404

 For the nine month periods ended January 31, 2011 and 2010, amortization expense amounted to $39,440 and $38,731, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – related party

At January 31, 2011 and April 30, 2010, we reported $98,112 and $138,945 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by Mr. Laiwang Zhang, our President and Chairman, for merchandise that has been delivered.  Total related party revenues during the first nine months of fiscal 2011 and 2010 were $322,763 and $324,012, respectively.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at January 31, 2011 and April 30, 2010 totaled $249,728 and $113,332, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us and employee advances.  We recognize prepayments as inventory or expense as suppliers deliver goods or provide services for which we have paid.

NOTE 7 – EQUITY METHOD INVESTMENT

Sunwin USA, LLC

In fiscal 2009, we entered into a distributorship and operating agreement with WILD Flavors to assist our Sunwin USA subsidiary in the worldwide marketing and distribution of our stevioside based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In exchange, WILD Flavors agreed to provide Sunwin USA with sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009.  WILD Flavors also acts as the sole manager of Sunwin USA and is responsible for all of its business and affairs.

On May 11, 2009 we converted our former subsidiary Sunwin Stevia International, a Florida corporation, into Sunwin USA, a Delaware limited liability company and contributed $423,493 of net assets into the newly formed entity.  We retained a 55% ownership interest in Sunwin USA.  The presumption to consolidate this entity based on our greater than 50% ownership interest is overcome due to the aggregate impact of veto and approval rights of the minority voting interest owned by WILD Flavors.  Therefore, in accordance with ASC 810-25, we account for our investment in Sunwin USA as an equity method investment.  The balance of such investment is made up of the following:

Balance at April 30, 2010	$147,527
Loss on equity investment	(143,754)
Balance at January 31, 2011	$3,773

NOTE 8 - STOCKHOLDERS' EQUITY

We recognized $138,750 and $260,000 in stock-based consulting expenses during the first nine months of fiscal 2011 and fiscal 2010, respectively.  These amounts are reported as a component of general and administrative expense.  Specific transactions for each class of stockholders’ equity are discussed below.

Common Stock

On May 20, 2010, we issued Yefu Sun 666,672 shares of our common stock for legal services pursuant to an agreement we entered into with Mr. Sun in December 2009 and amended in March 2010.  The shares were part of our agreement to issue Mr. Sun a total of 1,000,000 shares as compensation for services over a 24 month period (see Note 9 – Agreements and Commitments.)   Because there was no performance commitment at the date of the agreement, we recognize expense based on the fair value of our common stock at each interim reporting date.  In connection with this share issuance, expense pertaining to 166,666.67 shares was recognized in fiscal 2010 and $138,750 of stock-based consulting expense was recognized during the first nine months of fiscal 2011.  Also on May 20, 2010, we issued 1,000,000 shares of our common stock valued at $0.26 to Lin Hou and 684,200 shares of our common stock valued at $0.23 to Xiangtao Kong in satisfaction of research and development services provided and accrued for during fiscal 2010.

During the first nine months of fiscal 2010, we issued 1,300,000 shares of common stock valued at $0.20 per share in connection with consulting services provided by China Direct Investments, Inc. (“China Direct”) and recognized stock-based consulting expense in the amount of $260,000.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Treasury Stock

In connection with the June 2010 sale of our 100% ownership interest in Shengya Veterinary Medicine to Mr. Laiwang Zhang, Mr. Zhang cancelled 7,818,545 shares of our common stock as provided for in the June 29, 2010 stock sale and purchase agreement we entered into in connection with this transaction.  We accounted for the cancellation of stock as treasury stock using the cost method.

Common Stock Purchase Warrants

In March 2007, as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of our common stock at an initial exercise price of $0.65 per share.  On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  Other than the reduction in the exercise price, all of terms and conditions of the warrants remain unchanged.  An aggregate of 22,725 warrants under this offering remain outstanding as of January 31, 2011.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement.

In February 2009, we issued 20,000,000 shares of our common stock at a price of $0.15 per share together with five-year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share in connection with a securities purchase agreement, subsequent to which WILD Flavors owned approximately 15.7% of our issued and outstanding common stock.  As part of the securities purchase agreement, we also entered into a stockholders agreement with WILD Flavors and certain of our stockholders, including Laiwang Zhang, Dongdong Lin, Xingyuan Li, Junzhen Zhang, Xiangsheng Kong, Weidong Chai, and Fanjun Wu, who then owned approximately 34.12% of our common stock.  The stockholders agreement provides that so long as WILD Flavors owns at least 4,000,000 shares of our common stock, the parties will vote or cause their shares of our common stock to be voted to elect two members of our Board of Directors designated by WILD Flavors and three members designated by our stockholders who are a party to the stockholders agreement.

WILD Flavors has a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations until February 5, 2011.  The right of first refusal does not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

During the first nine months of fiscal 2011, we issued 749,655 shares of our common stock upon the exercise of common stock purchase warrants at $0.15 per share providing proceeds to us of $112,449.

A summary of the changes to our outstanding common stock purchase warrants granted during the first nine months of fiscal 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2010	27,439,046	$0.34
Granted	-	-
Exercised	(749,655)	$0.15
Forfeited	-	-
Warrants exercisable at January 31, 2011 (unaudited)	26,689,391	$0.35

The following information applies to all warrants outstanding at January 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	22,725	1.14	$0.15	22,725	$0.15
$0.35	26,666,666	3.00	$0.35	26,666,666	$0.35
	26,689,391		$0.35	26,689,391	$0.35

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - COMMITMENTS

In October 2010 we entered into an agreement with Beijing Hongma Mingtai Biotechnology Co., Ltd. to provide us with consulting services related to our Chinese Medicine business, including revision of our Good Manufacturing Practices (“GMP”) software and technical assistance in obtaining our GMP certificate. We paid Beijing Hongma Mingtai Biotechnology Co., Ltd. approximately $188,227 after signing the contract and agreed to pay an additional $47,057 after we obtained GMP approval from the Ministry of Agriculture.

In December 2009, Qufu Natural Green signed an agreement with Mr. Yefu Sun who agreed to provide Qufu Natural Green with legal services in the PRC during the period from January 1, 2010 to December 31, 2011 in exchange for 1,000,000 shares of our common stock.  The legal services to be provided by Mr. Sun include legal opinions, due diligence, legal document review, dispute settlement, and other legal matters requested by Qufu Natural Green.  The 1,000,000 shares of our common stock had a fair value of $210,000 on the date of the agreement.  Qufu Natural Green amended this agreement on March 16 2010 to clarify that the 1,000,000 shares will be earned on a pro rata basis over the service period from January 1, 2010 to December 31, 2011.  Further, in the event that Mr. Sun does not perform the services based on the terms of the agreement to the satisfaction of Qufu Natural Green, Mr. Sun agreed to return a number of unearned shares which have been issued to be agreed on by the parties.  On May 20, 2010, we issued 666,672 shares of our common stock in connection with this agreement.

NOTE 10 - SEGMENT INFORMATION

For the nine months ended January 31, 2011 and 2010, we operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.  As more fully described in Notes 1 and 11, we have exited all business activities related to our veterinary medicines.  As a result, we have restated the segment information from fiscal 2010 to exclude results of the discontinued operations from our measurement of segment profit and assets pertaining to the discontinued operations are reflected in the Corporate and other segment.  Condensed information with respect to these reportable business segments for the third quarter of fiscal 2011 is as follows:

	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Total revenues	$1,814,096	$632,499	$-	$2,446,595
Loss from continuing operations	$(2,505,053)	$(542,158)	$(60,876)	$(3,108,087)

Condensed information with respect to these reportable business segments for the first nine months of fiscal 2011 is as follows:

	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Total revenues	$5,430,177	$1,648,034	$-	$7,078,211
Loss from continuing operations	$(2,940,355)	$(734,076)	$(239,049)	$(3,913,480)

Condensed information with respect to these reportable business segments for the third quarter of fiscal 2010 is as follows:

	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Total revenues	$2,909,563	$549,270	$-	$3,458,833
Loss from continuing operations	$(1,417,043)	$(178,734)	$(622,242)	$(2,218,019)

Condensed information with respect to these reportable business segments for the first nine months of fiscal 2010 is as follows:

	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Total revenues	$8,287,955	$1,502,692	$-	$9,790,647
Loss from continuing operations	$(1,344,527)	$(211,477)	$(1,113,195)	$(2,669,199)

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Segment assets as of January 31, 2011 and April 30, 2010 are as follows:

Stevioside		Chinese Medicine		Corporate and other		Consolidated
2011	2010	2011	2010	2011	2010	2011	2010
$28,796,562	$29,879,999	$4,158,806	$4,653,609	$564,886	$6,783,862	$33,520,254	$41,317,470

NOTE 11 – DISCONTINUED OPERATIONS

Disposition of Shengya Veterinary Medicine Co., Ltd.

On June 29, 2010 Qufu Natural Green entered into a Stock Sale and Purchase Agreement (the “Agreement”) to sell its 100% ownership interest in Shengya Veterinary Medicine to Mr. Laiwang Zhang.  Shengya Veterinary Medicine manufactures and sells a variety of veterinary medicines in the PRC that historically represents less than 20% of our total revenues and represented approximately 12% of our total revenues in our fiscal year ended April 30, 2010, compared to 16.7% in the fiscal year ended April 30, 2009.  The transaction closed on July 31, 2010, and we have exited all business activities related to the veterinary medicines business.  Under the terms of the Agreement, Mr. Zhang tendered to us for cancellation 7,818,545 shares of our common stock he owned, valued at $3,674,716, based on the closing stock price at July 31, 2010.  The carrying value of Shengya Veterinary Medicine’s net assets totaled $4,906,747 at July 31, 2010 and we recognized a foreign currency translation gain of $1,243,481 that had previously been reflected in accumulated other comprehensive income.  As a result, we booked a gain on sale of subsidiary of $11,450.  Upon the closing of the transaction, Shengya Veterinary Medicine became a related party of ours.

Dissolution of Sunwin Canada

In June 2010, we elected to dissolve Sunwin Canada in an effort to further streamline our business operations.  We formed Sunwin Canada in April 2006 in part to market our traditional Chinese medicines to Canadian retail stores.  In fiscal 2010 and fiscal 2011, this subsidiary recorded no revenues.

Shengya Veterinary Medicine and Sunwin Canada are being accounted for as discontinued operations effective with the first quarter of fiscal 2011, and prior periods have been restated to reflect these subsidiaries as discontinued operations.  The following tables set forth the results of the discontinued operations for the three and nine month periods ended January 31, 2011 and 2010.

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2011	2010	2011	2010
Revenues		$446,805	$326,284	$1,270,087
Cost of revenues		303,799	203,489	878,916
Gross profit	-	143,006	122,795	391,171
Operating expenses	-	815,814	258,531	1,136,098
Other (expense) income		2,309	-	5,787
Loss from discontinued operations	-	(670,498)	(135,736)	(739,139)
Gain from disposal of discontinued operations	-	-	11,450	-
Total loss from discontinued operations	$-	$(670,498)	$(124,286)	$(739,139)

NOTE 12 – NOTE RECEIVABLE

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of China Direct Industries, Inc., which is the parent company of China Direct, our corporate management service provider.  The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest are due March 30, 2011.

NOTE 13 – SUBSEQUENT EVENTS

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending January 31, 2011, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements at and for the periods ended January 31, 2011, were available to be released.

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

We are on a fiscal year ending April 30, as such the year ended April 30, 2010 is referred to as “fiscal 2010”, the year ending April 30, 2011 is referred to as “fiscal 2011”, and the year ending April 30, 2012 is referred to as “fiscal 2012.”  The three month period ending January 31, 2011 is our third quarter and is referred to as the “third quarter of fiscal 2011,??and the nine month period ending January 31, 2011 is referred to as the “first nine months of fiscal 2011.”  Likewise, the three month and nine month periods ending January 31, 2010 are referred to as the “third quarter of fiscal 2010” and the “first nine months of fiscal 2010,” respectively.

Overview

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Except for our U.S.-based operations at Sunwin USA, substantially all of our operations are located in the People’s Republic of China (the “PRC”).  We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During the first nine months of fiscal 2011 and fiscal 2010, after giving effect to the disposition of our veterinary medicine business discussed below, our operations were organized into two operating segments related to our product lines:

-	Stevioside; and
-	Chinese Medicine.

In June 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines, and on July 31, 2010 we exited all business activities related to our veterinary medicine business through the sale of our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our president and chairman of the Board of Directors.  As result, the assets, liabilities, and results of operations of the discontinued subsidiary were reclassified as “Discontinued Operations” for both the first nine months of fiscal 2011 and the first nine months of fiscal 2010.  Accordingly, the discussion of our results of operations that follows is based upon our continuing Stevioside and Chinese Medicine operations.

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

OnlySweet™

OnlySweet™ is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  OnlySweet™ is carried in approximately 3,000 stores in the U.S. and is generally located in the sweetener aisle with all natural and alternative sweeteners.  We intend to continue to focus on marketing OnlySweet™ as a zero calorie sweetener alternative; as well as a “green” alternative.  Natural products are one of the fastest growing segments in the grocery industry.

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

Our Performance

In the third quarter of fiscal 2011 our total revenues, including related party revenues, declined 29.3% compared with the third quarter of fiscal 2010.  Our gross margin increased from 12.9% in the third fiscal quarter of 2010 to 17.6% in the third fiscal quarter of 2011.  Our operating expenses increased by $1.0 million in the third quarter of fiscal 2011 compared to the same period in fiscal 2010.  Our loss from continuing operations in the third quarter of fiscal 2011 was $3.1 million, compared to $2.2 million in the third quarter of fiscal 2010.

Our total revenues decreased by 27.7% in the first nine months of fiscal 2011 compared with the same period in fiscal 2010, while our gross margin increased to 19.7% from 16.8% over the same period.  Our operating expenses during the first nine months of fiscal 2011 increased by $1.0 million compared to the same period in fiscal 2010.  Our loss from continuing operations for the first nine months of fiscal 2011 was $3.9 million, compared to $2.7 million in the same period in fiscal 2010.

Our operating performance in the first nine months of fiscal 2011 is primarily a function of significant revenue declines in our Stevioside segment, as well as a significant increase in general and administrative expenses in the third quarter.  Since February of 2009 we have broadened the range of our product offerings to include a number of higher grade stevia formulations used in new products we are developing in partnership with WILD Flavors to introduce to the U.S. and European food and beverage industry.  However, the demand for higher grade stevia products with rebaudioside A 80 and above has yet to materialize to the degree we had anticipated.  In addition, stevia product sales in the first nine months of fiscal 2011 continue to be negatively impacted by market conditions in other countries, particularly Japan and South Korea.  Furthermore, we continue to encounter fierce competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia.  As a result, the total sales of our stevia products, particularly those grades with rebaudioside A40 and lower, declined in the third quarter of fiscal 2011.  The increase in general and administrative expenses is primarily due to a one-time expense related to a management development program that we initiated during the third quarter, and higher bad debt expense.

Our Outlook

Despite the current weakness in sales, we continue to believe that there are significant opportunities for growth in our Stevioside segment.  While the FDA’s March 2010 affirmation of GRAS status for our high grade stevioside extracts provides us with the opportunity to supply U.S. consumer products manufacturers with high grade stevia extracts that may be used in their products, we are also focusing our marketing efforts to increase Asia-based stevioside sales in Japan, Korea and the PRC.  While we have increased communications with our regular customers in this region to closely track the market changes, we are unable to predict the impact that the recent earthquake in Japan and its aftereffects will have on our sales to the Japanese market.  We are also presenting at trade shows in the PRC and abroad to increase our exposure to the international stevia market, while also escalating our efforts to expand sales in the PRC.

 As a result of the FDA’s GRAS affirmation of our stevia extracts and our strategic alliance with WILD Flavors, we devoted additional resources to the development of new stevia formulations, products and manufacturing processes; however no new products were launched during the first nine months of fiscal 2011.  We plan to evaluate these efforts during the remainder of fiscal 2011 to identify areas for improvement. Although our revenues in the first nine months of fiscal 2011 have not reached the levels expected, our management believes that its decision to differentiate the Company as a producer of higher quality stevia grades will ultimately lead to sustainable growth in stevia shipments to the U.S. and Europe over the next 12 to 24 months.  These two markets are currently the largest in the world for low or zero calorie products in the food and beverage industry.  We believe that the FDA’s GRAS affirmation of our stevia extracts has opened the U.S. market for us to sell higher grade stevioside as a food additive, and we anticipate that a similar opportunity will emerge in the European Union sometime in fiscal 2012.

We currently face a number of challenges in our business, including acceptance of new stevia- based formulations in the food and beverage industry, our ability to manage material and labor costs, any possible adverse effect of the recent earthquake in Japan and changes in the PRC’s currency exchange rates on our exports.  In addition, the U.S. market for stevia is growing at a slower pace than we had anticipated, as the difficult economic environment has adversely impacted both consumer spending and manufacturers who have slowed down their introduction of new product offerings using stevia.  Through our agreement with WILD Flavors, we continue to work with various consumer product companies who are exploring new product formulations that use stevia, which could lead to opportunities for us to supply products under the brand labels of these companies.  The time period to develop and launch new products can take up to two years, and we currently do not have any specific target dates for new product launches.  Some of our competitors received their GRAS affirmations from the FDA more than a year before we received ours, and these producers have established a leading position in the market.  Furthermore, our customers for low grade stevioside are currently carrying a significant amount of inventory and have substantially curtailed production activities until market conditions improve.  There are no assurances that our efforts will be successful or that our revenues will ever return to historic levels.  We currently expect that our revenue and gross margins in the fourth quarter of fiscal 2011 will be comparable to what we experienced in the third quarter of fiscal 2011.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations for the three month periods ended January 31, 2011 and 2010.  The percentages represent each line item as a percentage of revenues.

Three months ended January 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Revenues	$632,499	100.0%	$1,814,096	100.0%	$-	$2,446,595	100.0%
Cost of goods sold	567,176	89.7%	1,449,595	79.9%	-	2,016,771	82.4%
Gross profit	65,323	10.3%	364,501	20.1%	-	429,824	17.6%
(Gain) loss on disposal of property and equipment	(1,017)	-0.2%	1,174,217	64.7%	-	1,173,200	48.0%
Other operating expenses	610,843	96.6%	1,706,497	94.1%	62,612	2,379,952	97.3%
Other income	2,345	0.4%	11,160	0.6%	1,736	15,241
Loss from continuing operations before
taxes and noncontrolling interest	(542,158)	-85.7%	(2,505,053)	-138.1%	(60,876)	(3,108,087)	-127.0%

Three months ended January 31, 2010
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Revenues	$549,270	100.0%	$2,909,563	100.0%	$-	$3,458,833	100.0%
Cost of goods sold	463,863	84.5%	2,549,759	87.6%	-	3,013,622	87.1%
Gross profit	85,407	15.5%	359,804	12.4%	-	445,211	12.9%
(Gain) loss on disposal of property and equipment	-		1,100,813		-	1,100,813	45.0%
Other operating expenses	278,805	50.8%	691,807	23.8%	456,638	1,427,250	41.3%
Other income (expense)	14,663		15,773		(165,603)	(135,167)
Loss from continuing operations before
taxes and noncontrolling interest	(178,735)	-32.5%	(1,417,043)	-48.7%	(622,241)	(2,218,019)	-64.1%

The following table summarizes our results from continuing operations for the nine month periods ended January 31, 2011 and 2010.

Nine months ended January 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Revenues	$1,648,034	100.0%	$5,430,177	100.0%	$-	$7,078,211	100.0%
Cost of goods sold	1,399,653	84.9%	4,284,866	78.9%	-	5,684,519	80.3%
Gross profit	248,381	15.1%	1,145,311	21.1%	-	1,393,692	19.7%
(Gain) loss on disposal of property and equipment	(1,017)	-0.1%	1,174,217	21.6%	-	1,173,200	16.6%
Other operating expenses	990,336	60.1%	2,936,744	54.1%	247,419	4,174,499	59.0%
Other income	6,862	0.4%	25,295	0.5%	8,370	40,527
Loss from continuing operations before
taxes and noncontrolling interest	(734,076)	-44.5%	(2,940,355)	-54.1%	(239,049)	(3,913,480)	-55.3%

Nine months ended January 31, 2010
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Revenues	$1,502,692	100.0%	$8,287,955	100.0%	$-	$9,790,647	100.0%
Cost of goods sold	1,227,361	81.7%	6,916,843	83.5%	-	8,144,204	83.2%
Gross profit	275,331	18.3%	1,371,112	16.5%	-	1,646,443	16.8%
(Gain) loss on disposal of property and equipment	-		1,100,813		-	1,100,813	15.6%
Other operating expenses	519,243	34.6%	1,639,569	19.8%	1,014,072	3,172,884	32.4%
Other income (expense)	32,435		24,743		(99,123)	(41,945)
Loss from continuing operations before
taxes and noncontrolling interest	(211,477)	-14.1%	(1,344,527)	-16.2%	(1,113,195)	(2,669,199)	-27.3%

Total revenues in the third quarter of fiscal 2011 decreased by $1.0 million, or 29.3%, as compared to the third quarter of fiscal 2010. Stevioside revenues, which comprised 74.1% and 84.1% of our revenues for the third quarter of fiscal 2011 and fiscal 2010, respectively, decreased by $1.1 million, or 37.7%, while revenues in our Chinese Medicine segment increased by 15.2%. Total revenues for the first nine months of fiscal 2011 decreased by $2.7 million, or 27.7%, as compared to the same period in fiscal 2010. Stevioside revenues, which comprised 76.7% and 84.7% of our revenues for the first nine months of fiscal 2011 and fiscal 2010, respectively, decreased by $2.9 million, or 34.5%, while Chinese Medicine revenues increased by 9.7%.

The decrease in stevioside revenues is primarily the result of a reduction in sales volume in the bulk stevia market in Japan and South Korea, which are principal export markets for our lower grade Stevioside products. As Chinese stevioside manufacturers have focused on expanding the production of higher grade stevioside in 2010, many farmers elected to grow higher grade stevia leaves, which resulted in decreased availability of lower grade stevia leaves and adversely impacted our revenues in fiscal 2011.  In addition, the industry-wide sales of higher grade stevioside with rebaudioside A 80 and above in the U.S. have not grown as anticipated, resulting in lower sales of our intermediate grade stevioside products, which are used to produce higher grade stevioside products. We also continue to experience significant downward pressure on pricing for some of our products as some of our smaller competitors have been required to liquidate their inventory while under financial distress.

Chinese Medicine sales benefited from price increases of approximately 20% in the first quarter of fiscal 2011 and from stronger seasonal demand for these products in the latter part of the second quarter and the third quarter of fiscal 2011, resulting in higher sales volumes to veterinary medicine producers, who use our Chinese Medicine products as raw materials in the products they sell.  The seasonal demand for our products leading into the holiday season of Chinese New Year, which occurred in February of this year, is mainly due to higher demand for meat and eggs, resulting in increased livestock breeding, which spurs demand for our products.  Although increased market demand for our Chinese Medicine products in anticipation of the holiday season is a consistent seasonal trend, the effect was more pronounced in fiscal 2011 than in previous years.

Cost of revenues in the third quarter of fiscal 2011 decreased by $1.0 million, as compared to the third quarter of fiscal 2010, which is reflective of the overall decrease in revenues in the period.  Gross margin on Stevioside sales improved during the third quarter of fiscal 2011 to 20.1%, compared with 12.4% in the same period of fiscal 2010.  The Chinese Medicine gross margin decreased to 10.3% in the current quarter compared to 15.5% in the third quarter of fiscal 2010.  As a result, consolidated gross margin for the third quarter of fiscal 2011 was 17.6%, as compared to 12.9% in the same period of fiscal 2010.  Cost of revenues for the first nine months of fiscal 2011 decreased by $2.5 million compared to the same period of fiscal 2010.  The gross margin on Stevioside sales for the first nine months of fiscal 2011 was 21.1%, as compared to 16.5% in the same period of fiscal 2010.  The gross margin on Chinese Medicine was 15.1% in the first nine months fiscal 2011, compared with 18.3% in the same period of fiscal 2010.  Our consolidated gross margin for the first nine months of fiscal 2011 was 19.7%, compared with 16.8% in the same period of fiscal 2010.  The higher gross margins for Stevioside are mainly attributable to a shift in sales mix from lower grade stevia products to higher grade stevia products which yield a higher gross margin.  The lower gross margin for Chinese Medicine is mainly due to higher energy and raw material costs. Since we purchase our raw materials on the spot market, we are unable to project with any degree of certainty our gross margins in future periods.

Operating expenses, excluding the loss on disposal of property, plant and equipment discussed below, increased by $1.0 million, or 66.8%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  During the third quarter, we recognized approximately $0.8 million of one-time expenses associated with a comprehensive education and training program through a Chinese university.  This program is expected to significantly enhance the proficiencies of the managerial staff at both of our operating segments in the areas of corporate finance, operations and leadership.  We also incurred an increase in bad debt expense in the amount of $0.4 million at our Stevioside segment and higher research and development expenses at our Chinese Medicine segment of approximately $0.2 million related to maintaining our Good Manufacturing Practices certification.  These amounts were partially offset by the absence of $0.4 million of stock-based research and development and consulting expenses that were recognized in the third quarter of fiscal 2010.

Excluding the loss on disposal of property, plant and equipment, operating expenses increased by $1.0 million, or 31.5%, in the first nine months of fiscal 2011 compared to the same period of fiscal 2010, mainly due to the $0.8 million of expenses for the management development program, a $0.6 million increase in bad debt expense and the $0.2 million increase in research and development expenses at the Chinese Medicine segment, partially offset by a $0.3 million reduction in consulting fees related to investor relations, SEC compliance and business strategic advisory services and the absence of the stock-based research and development fees.  The $0.8 million expense for the management development program will not be a recurring event and we intend to implement measures to reduce operating costs in the stevioside segment.  As a result, we foresee a decrease in operating expenses for the balance of fiscal 2011.

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets.  In connection with this evaluation during the third quarter of fiscal 2011, we determined that some of our equipment needed to be replaced or otherwise removed from service.  As a result, we disposed of these assets and recorded a loss on disposal of $1.2 million in the third quarter of fiscal 2011.  During the third quarter of fiscal 2010, the Qufu City Environmental Protection Agency provided us notice to cease operations and vacate our 36,000 square foot stevioside production facility that we leased  from Qufu ShengDa Industry Co., Ltd., and unaffiliated government entity.  This notice followed a city policy to cease operations of factories not located in newly zoned areas of the city.   In connection with the cessation of operations at this facility, we abandoned production equipment located at this facility and we recognized a loss on disposal of equipment attributable to this event of $1,100,813.

Loss from continuing operations in the third quarter of fiscal 2011 was $3.1 million, compared to $2.2 million in the third quarter of fiscal 2010.  The increase is mainly due to higher operating expenses.  Loss from discontinued operations was $0.7 million in the third quarter of fiscal 2010, with no comparable amount in fiscal 2011.  Net loss in the third quarter of fiscal 2011 was $3.1 million, compared to $2.9 million in the same period of fiscal 2010.

Loss from continuing operations in the first nine months of fiscal 2011 was $3.9 million, compared to $2.7 million in the same period of fiscal 2010, the increase being attributable to higher operating expenses and lower gross profit due to the decline in revenues.  The loss from discontinued operations in the first nine months of fiscal 2011 and 2010 was $0.1 million and $0.7 million, respectively.  Our net loss for the first nine months of fiscal 2011 was $4.0 million, compared to $3.5 million in the first nine months of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  The following table provides a comparison of the components of our working capital between January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010	Increase (decrease)%
Cash	$10,103,524	10,416,522	$(312,998)	-3.0%
Accounts receivable, net	1,789,546	2,092,197	(302,651)	-14.5%
Accounts receivable, related party	98,112	138,945	(40,833)	-29.4%
Inventories	4,281,849	5,118,009	(836,160)	-16.3%
Note receivable	501,603	-	501,603	-
Prepaid taxes	100,366	121,317	(20,951)	-17.3%
Prepaid expenses and other current assets	249,728	113,332	136,396	120.4%
Current assets of discontinued operations	-	3,794,094	(3,794,094)	-100.0%
Total current assets	17,124,728	21,794,416	(4,669,688)	-21.4%

Accounts payable and accrued expenses	2,236,710	2,447,121	(210,411)	-8.6%
Taxes payable	50,667	136,630	(85,963)	-62.9%
Current liabilities of discontinued operations	-	424,416	(424,416)	-100.0%
Total current liabilities	2,287,377	3,008,167	(720,790)	-24.0%

The ongoing global economic uncertainty and resulting difficulties in obtaining bank financing being experienced by many companies has generally not had a significant impact upon our liquidity, as the majority of our short-term financing is obtained through payment terms with our suppliers and vendors rather than business loans from banks. However, the economic downturn has impacted our operations through reduced customer demand across our Stevioside segment, and our customers are taking longer to pay us with days’ sales outstanding in accounts receivable increasing to 69 days as of January 31, 2011, as compared to 63 days as of April 30, 2010.  In addition, we increased our allowance for doubtful accounts, which reflects accounts receivable with balances in excess of 12 months, by $0.6 million to $1.1 million, compared to $0.5 million, at April 30, 2010.

At January 31, 2011, we had working capital of $14.8 million, including cash of $10.1 million, as compared to working capital of $18.8 million and cash of $10.4 million at April 30, 2010.  Our cash balance at January 31, 2011 represents a $2.0 million decrease from October 31, 2011, due to the operating losses we incurred during the third quarter of fiscal 2011.  We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional facilities.  We currently have no significant capital expenditure commitments.

Accounts receivable, net of allowance for doubtful accounts, at January 31, 2011 decreased to $1.8 million as compared to $2.1 million at April 30, 2010, due to the decline in stevioside revenues.

At January 31, 2011 inventories, net of reserve for obsolete inventory, totaled $4.3 million, as compared to $5.1 as of April 30, 2010.  The decrease is mainly due to a reduction of finished goods inventory in our stevioside business as we adjusted our production levels in response to lower demand.

Prepaid expenses and other current assets increased to $0.2 million at January 31, 2010, as compared to $0.1 million at April 30, 2010.  The increase was attributable to timing differences related to advances to suppliers in the Stevioside segment.  These advances reflect deposits related to future delivery of inventory.

During the third fiscal quarter we loaned $0.5 million to CDI China, Inc.  This loan is due to be repaid to us by March 30, 2011.

Our accounts payable and accrued expenses were $2.2 million at January 31, 2011, a decrease of $0.2 million from April 30, 2010.  This balance is subject to the timing of payments for balances due related to purchases made in the ordinary course of business.

Net cash provided by operating activities were $0.2 million during the first nine months of fiscal 2011, as compared to $0.7 million during the first nine months of fiscal 2010.  The following table summarizes the components of cash flow from operations for the first nine months of fiscal 2011 and fiscal 2010:

	2010	2009
Net income (loss)	$(4,037,766)	$(3,470,526)
Depreciation and amortization, stock-based compensation and other non-cash gains and losses	3,155,452	2,919,192
(Increase) decrease in accounts receivable	(197,075)	626,654
(Increase) decrease in inventory	1,005,661	123,534
Increase (decrease) in accounts payable, accrued expenses and other payables	156,642	336,279
Other, net	121,531	205,000
Total cash provided by operating activities	$204,445	$740,133

Net cash used in investing activities totaled $1.0 million during the first nine months of fiscal 2011, as compared to net cash provided by investing activities of $0.1 million during the first nine months of fiscal 2010.   During the first nine months of fiscal 2011, we had capital expenditures of $0.5 million and loaned China Direct $0.5 million.  The capital expenditures were largely the result of the initiatives we undertook to meet the food safety standards and achieve the necessary certifications mandated by large consumer product companies that we expect to target as customers for our Stevioside business.  During the first nine months of fiscal 2010, we had capital expenditures of $0.6 million and contributed $0.3 million of cash to our equity method investee, Sunwin USA.  These amounts were more than offset by the proceeds we received from the sale of some of our property and equipment.

Net cash provided by financing activities totaled $0.1 million during the first nine months of fiscal 2011, as compared to $0.3 million for the first nine months of fiscal 2010.  Net cash provided by financing activities in both periods was mainly comprised of proceeds from the exercise of common stock purchase warrants.

The functional currency of our Chinese subsidiaries is the Chinese Renminbi (“RMB”).  Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States.  As a result, cash accounts at financial institutions in the PRC are not insured.  We have not experienced any losses in such accounts as of January 31, 2011.

In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of the PRC.  Our cash position by geographic area was as follows:

	January 31, 2011	April 30, 2010
	(Unaudited)
China	$10,055,389	$9,366,871
United States	48,135	1,049,651
Total	$10,103,524	$10,416,522

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our results of operations and financial condition are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to the assessment of impairment of long-lived assets, asset lives used in computing depreciation and amortization, the allowance for doubtful accounts, stock-based compensation and services expense and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the nine months ended January 31, 2011.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended April 30, 2010 for further information regarding our critical accounting policies and estimates.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements.  The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance.  We have tried, wherever possible, to identify such statements by using words such as “anticipate," “estimate" “expect," “project," “intend," “plan, " “believe," “will" and similar expressions in connection with any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.  A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -“Risk Factors of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010:

-	Our revenues have declined in the past two fiscal years and there are no assurances they will return to historic levels in future periods;
-	Dependence upon continued market acceptance of our stevioside products and stevioside in mainstream consumer products;
-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on our president, as well as his affiliated companies, Pharmaceutical Corporation and Shandong Group;
-	Our ability to assure that related party transactions are fair to our company;
-	Our inability to control the cost of our raw materials;
-	The limitation on our ability to receive and use our operating cash flow effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy;
-	Our recognition of unrealized gains and losses on foreign currency transactions can materially impact our income from period to period;
-	The absence of various corporate governance measures which may reduce stockholders’ protections against interested director transactions, conflicts of interest and other matters;
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;
-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-
Regulations relating to offshore investment activities by Chinese residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely affect our ability to complete a business combination with PRC companies;

-
The lack of various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States;

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC;
-	Difficulties that may be faced by stockholders who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC Bulletin Board, and is considered a “penny stock;” and
-	The impact on our stock price due to future sales of restricted stock held by existing shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2011.  We previously determined that our internal controls and procedures were not effective as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended April 30, 2010 which also resulted in a material weakness in our disclosure controls and procedures.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  The material weaknesses in our internal control over financial reporting at April 30, 2010 which were previously identified by our management included:

-
An inadequate number of accounting personnel, and the fact that our CFO and finance and accounting staff in the PRC do not have the requisite expertise in generally accepted accounting principles and the securities laws of the United States to ensure the proper application thereof;

-	An internal audit function that is significantly deficient due to insufficient qualified resources to perform internal audit functions; and
-	The lack of an Audit Committee of our Board of Directors that is comprised of independent directors.

These material weaknesses in internal control over financial reporting have not been remediated since April 30, 2010.  Solely as a result of these continuing material weaknesses in our internal control over financial reporting, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of January 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

We loaned CDI China, Inc., a subsidiary of China Direct Industries, Inc., $500,000 as set forth in the December 22, 2010 loan agreement included in this report as an exhibit.  The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest are due March 30, 2011.

ITEM 6.  EXHIBITS

Exhibit

Number	Description
10.23	Loan Agreement between CDI China, Inc. and Sunwin Tech Group, Inc dated December 22, 2010.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: March 17, 2011	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 17, 2011	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer