Form 10-K
period 2011-04-30
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2011-07-29
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)
FORM 10-K

[✓ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common stock, par value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]Yes [ ✓ ]No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]Yes  [✓ ]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [✓ ]Yes  [  ]No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[✓ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ]Yes [✓ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value on October 31, 2010 was $40,111,838.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 156,856,137 shares of common stock are issued and outstanding as of July 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2010 is referred to as “fiscal 2010”, the fiscal year ended April 30, 2011 is referred to as “fiscal 2011”, and the coming fiscal year ending April 30, 2012 is referred to as “fiscal 2012.”

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

-
“Shengya Veterinary Medicine” refers to, Shengya Veterinary Medicine Co., Ltd., a Chinese limited liability company, and a formerly wholly owned subsidiary of Qufu Natural Green, which was sold in July 2010;

-
“Sunwin Stevia International” refers to our wholly owned subsidiary Sunwin Stevia International Corp., a Florida corporation, which was converted to Sunwin USA, LLC a Delaware limited liability company in May 2009;

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, a 55% owned equity method investment;

-	“Sunwin Canada” refers to our formerly wholly owned subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation, which was dissolved in August 2010

-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 60% interest in Qufu Shengwang; and

-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

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

During fiscal 2011 our operations were organized into two operating segments related to our product lines:

-	Stevioside, and
-	Chinese Medicines.

RECENT DEVELOPMENTS

In May 2011, we and WILD Flavors agreed with Domino Foods, Inc. (“Domino Sugar”) to collaborate to offer all natural sweeteners made from all natural products such as cane sugar, rice, malt and stevia to the food and beverage industry.  The three companies have agreed to focus their efforts to introduce a wide range of all natural, low calorie and no calorie sweetening solutions that contain Sunwin Stevia™.  These innovative sweeteners can include both natural and artificial sweeteners plus sophisticated flavor modifiers based on the needs and demands of specific customers. In furtherance of these collaboration efforts, we are in the final stages of negotiating an agreement with Domino Sugar for the distribution of products jointly developed by WILD Flavors and Domino Sugar that include our stevia products.

Domino Sugar is the largest marketer of refined sugar in the United States and its affiliates produce and market the nationally recognized Domino®, C&H® and Florida Crystals® brands.  In addition to the most comprehensive assortment of refined cane sugar products, Domino Sugar also produces brown rice syrup, evaporated cane juice, fondants, honey, invert sugar, malt, molasses, as well as flavor and texture modifiers.  Based on this wide assortment of sweeteners, Domino Sugar has built long-term, outstanding business relationships with many consumer product companies, retailers, foodservice operators and distributors.

We are working with WILD Flavors to revise the Sunwin USA Operating Agreement and the Distribution Agreement we entered into with WILD Flavors in light of the collaboration efforts and proposed business relationship with Domino Sugar. We anticipate that Sunwin USA’s current operations may no longer be required. Also, we plan to continue our collaboration with WILD Flavors on the expansion opportunities in the European Union (“EU”) following the recent determination by the EU Standing Committee on Food Chain and Animal Health that stevia is safe for use in food ingredients throughout the EU.

While we expect to finalize agreements with Domino Sugar and WILD Flavors in the first quarter of fiscal 2012, certain risks exist. See Item IA – Risk Factors – “We May Not Be Able to Complete Agreements With Domino Sugar and Wild Flavors Which Would Adversely Impact Our Plans to Penetrate and Compete in the U.S. Stevia Market” and “Our Revenues Have Declined and There Are No Assurances They Will Return to Historic Levels in Future Periods.”

In June 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines exit all business activities related to our veterinary medicines segment.   See “Business – Our Corporate History – Sale of Shengya Veterinary Medicine.”

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside Segment, we produce and sell a variety of grades of stevioside, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal 2011, our Stevioside Segment generated revenues of $7.3 million, representing 76% of our total consolidated revenues.

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

Worldwide use of Stevioside and Related Approvals

Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets. Stevioside can be used to replace sugar in beverages and foods, including those that require baking or cooking where man-made chemical based sweetener replacements are not suitable. Stevioside may be used in a wide variety of consumer products including soft drinks, vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products in the United States, Japan, Korea, China, Taiwan, India, Indonesia, Israel, Germany, France, Brazil, Paraguay, Malaysia, Russia, Switzerland Australia and New Zealand.

Concern over rising levels of obesity and diabetes has spurred the development of new sweeteners, and food consultancy Zenith International expects the global market for stevia-derived products to reach $825 million by 2014.  In addition, we believe worldwide demand for alternative sweeteners, such as our stevia based products, will increase as more countries permit the use of stevioside as a food additive. Stevioside has been sanctioned by the Ministry of Health of China to be used as a food additive, and is listed in the Sanitation Standard of Food Additives. Presently, the EU and Canada permit the use of stevioside only as a dietary supplement.

Efforts to eliminate the EU’s ban on the consumption of stevia are ongoing. The European Stevia Research Center (“ESC”) and the European Stevia Association (“EUSTAS”) are EU based organizations that focus on stevioside research and the elimination of the EU’s ban on the consumption of stevioside.  These organizations have determined that stevia is safe for use in foods.  In addition, in June 2007, the Joint Expert Committee on Food Additives (“JECFA”) concluded that steviol glycoside showed no adverse affects and was stable for use in food and acidic beverages under normal conditions and in June 2008 extended its recommendation for acceptable daily intake of up to 4 mg per kg body weight per day.

In April 2010, at the request from the European Commission, the European Food Safety Authority’s scientific Panel on additives known as the ANS Panel assessed the safety of steviol glycosides, sweeteners extracted from plant leaves, and established an acceptable daily intake for their safe use. This assessment is being considered by the European Commission in deciding whether or not to authorize the substances in the EU for their proposed use, particularly in sugar free or reduced energy foods such as certain flavored drinks, confectionery with no added sugar or energy reduced soups. The toxicological testing conducted by the ANS Panel showed that the stevia based substances are neither genotoxic nor carcinogenic, nor are they linked to any adverse effects on the human reproductive system or for the developing child. The ADS Panel set an acceptable daily intake of 4 mg per kg body weight per day for steviol glycosides, a level consistent with that already established by the JECFA.

In July 2011, the EU Standing Committee on Food Chain and Animal Health announced that steviol glucoside derived from the stevia plant was safe for use in food ingredients throughout the 27 counties of the EU.  The matter now goes before the European Parliament which is expected to decide by the end of 2011 whether stevia can be sold in the EU for use in foods.

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

OnlySweet

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside. In June 2008 we began production of a new blend of OnlySweet increasing its sweetness. We believe this new OnlySweet formulation represented a significant advancement in quality resulting in a sweeter and more natural taste compared to other manufacturers of stevioside based sweeteners. We believe consumers are attracted to these improvements in taste, absence of aftertaste and overall mouth feel of this new blend of OnlySweet. OnlySweet renewed its Kosher certification in February 2011 and is manufactured in the United States at an FDA approved blending facility.

We sell OnlySweet to health food retailers, national and regional grocery chains in boxes of 50 and 100 packets of one gram each. OnlySweet is carried in an estimated 3,000 stores in the U.S. and is generally located in the sweetener aisle with all natural and alternative sweeteners. We are evaluating our OnlySweet marketing strategy in light of our plans to enter into a more comprehensive business relationship with Domino Sugar which we expect to lead to the distribution of a wide range of all natural, low calorie and no calorie sweetening solutions that contain Sunwin Stevia™. Natural products are one of the fastest growing segments in the grocery industry.

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food manufacturers and foreign trade companies. Our top 10 customers accounted for 74.9% of our stevioside sales in fiscal 2011. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products.  We control the default risk by conducting due diligence on a customers’ credit record before acceptance of a purchase order.

Sources and Availability of Raw Materials - Stevioside

The Shandong Province is a primary harvesting base of stevia leaves as well as the main region for the production of stevioside in China. We purchase all raw materials directly from local suppliers at market prices and pay for the leaves at the time of purchase. We test stevia leaves prior to purchase in an effort to maintain quality control. Our internal policy is to purchase leaves with stevioside content in excess of 9%. Although we experienced shortages of lower grade stevia leaves as farmers elected to grow higher grade stevia leaves to meet expected demand for this grade of stevia coupled with unfavorable weather conditions in China in the spring and summer months of 2010, we believe ample supplies of all grades of stevia leaves will be available in fiscal 2012. In fiscal 2011, no supplier accounted for more than 10% of our purchases of raw materials used in our Stevioside Segment.

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

We set our production schedules based on the market demand and our capacity. Our stevioside production capacity is approximately 300 metric tons annually which reflects a production capacity decrease of 200 metric tons from fiscal 2010. This decrease is a result of the closure of a 36,000 square foot stevioside production facility located in the inner part of Qufu City due to a government policy which mandated the closure of factories not located in newly zoned areas of the city.

In July 2008, our stevioside manufacturing facility located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province received a Certificate of Good Manufacturing Practices (GMP) from the PRC. In fiscal 2010 we discontinued our practice of purchasing stevioside from third parties for resale. As a result of the completion of our new manufacturing facilities we have sufficient production capacity to meet demand.

In fiscal 2009, we converted our GMP certified pharmaceutical production facilities located at Qufu Shengren to a high grade stevioside production line (Rebaudioside A 80, 95 and 98). In fiscal 2011, we manufactured approximately 125 tons of stevioside, a decrease of 77 tons from the prior year, mainly due to a reduction in stevia sales.

In early 2011, our stevia production facility operated by Qufu Shengren  received ISO 22000 and ISO 9001:2008 integrated process and systems certifications, in addition to HACCP (Hazard Analysis and Critical Control Points) certification from SGS for this facility. SGS is one of the world’s leading inspection, verification, testing and certification companies.

The ISO certifications cover all of the processes throughout the production cycle that deal directly or indirectly with the end product being consumed and quality management principles.  These certifications together with our comprehensive management system demonstrate the safety of our stevia products and our compliance with the requirements for food safety management systems by incorporating all the elements of GMP and HACCP.   HACCP Certification is an international principle defining the requirements for effective control of food safety.  HACCP compliance and certification demonstrates our focus on the hazards that affect food safety and hygiene and systematic identification of such by setting up control limits at critical points during the food production process.  By achieving these high level certifications, we have further demonstrated our commitment to quality, safety and continuous improvement.

In light of the fact that our Qufu Shengren facility has achieved these certifications and in order to make available additional production capacity for high grade stevia for potential demand in the U.S. and EU markets, we are considering the feasibility of shifting production of low grade stevia products currently produced at this facility to our production facility operated by Qufu Shengwang in fiscal 2012.

CHINESE MEDICINE SEGMENT

In our Chinese Medicine Segment, we manufacture and sell traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2011 this segment generated revenues of $2.3 million, representing 24% of our total consolidated revenues.

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

We manufacture and sell approximately 325 different extracts in fiscal 2011compared to 288 traditional Chinese medicine extracts in fiscal 2010, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. In fiscal 2011 and fiscal 2010, no single customer represented more than 10% of our total revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. We deliver upon the acceptance of a purchase order with no deposit required. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on a customers’ credit record before acceptance of a purchase order.

Sources and Availability of Raw Materials – Chinese Medicines

We purchase raw materials for our traditional Chinese medicine formula extracts on the open market at market prices.  We experienced significant increase in prices during fiscal 2011 primarily as a result of increased market demand, supply shortages due to natural disasters, higher prices resulting from commodities speculators, and higher costs associated with purchasing through distributors. According to the China Association of Traditional Chinese Medicine (“CATCM”), the price surge affected 84% of 537 traditional Chinese medicinal materials in the market with the average increase of 109%, and the prices of 96 medicinal materials have increased by over 100% in 2010 compared to the previous year. Since March 2011, the surge has gained additional momentum and CATCM anticipates it will continue in fiscal 2012. The unusual price surge has had an adverse impact on our cost structure and related margins in this segment.

In fiscal 2011, three suppliers Heze Zhongshun Pharmaceutical Co., Ltd., Qufu Longheng Materials Co., Ltd., and Bozhou Weitao Pharmaceutical Co., Ltd. respectively accounted for 41.93%, 14.29%, and 14.11 of our purchases of raw materials used in our Chinese medicines segment.

Formulation, Manufacturing and Packaging

We manufactured approximately 325 extracts used in traditional Chinese medicine. These formulas are either commonly used formulas published in the National Medicine Dictionary or industry standard formulas which may have been developed by university research scientists or internally developed by our research and development personnel. Internally developed formulas must be approved by the Shandong Bureau of Quality and Technical Supervision prior to public use.

NEW PRODUCT DEVELOPMENT

    We engage in new product development both through our internal research facilities, industry consultants and specialists and in partnership with a number of research facilities in the PRC including:

-	Tianfulai Bio-Tech Technology Co., Ltd. (Beijing) where we are seeking to develop the traditional Chinese medicine polysaccharide anthone extract powder for forage; and
-	Beijing Medical University and China Agriculture University.

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2011 and fiscal 2010 we spent $0.3 million and $1.3 million, respectively, on research and development.

In addition, as part of WILD Flavors’ investment in our company, WILD Flavors provided product development services as part of a broader services agreement with Sunwin USA LLC.  See “Item 1. Business – Our Corporate History – WILD Flavors.”

In August 2009 we entered into an agreement with a consultant to provide training to workshop technologists/technicians and improve testing procedures to increase the production yield of our stevioside production process for which we paid approximately $96,000.  This work was completed in January 2010.

In November 2009 we entered into an agreement with Lin Hou to develop extraction techniques to enhance the stevioside content and quality during mass production.  We paid Mr. Hou approximately $74,000 and issued 1,000,000 shares of our common stock valued at $260,000 upon reaching various milestones throughout the course of the project. These shares were issued in June 2010.

In December 2009 we entered into an agreement with Xiangtao Kong to assist us in developing processing techniques for the production of high grade stevia products and to assist us in production design, equipment installation and testing for the mass production of these high grade stevia products.  We granted Mr. Kong 684,000 shares of our common stock (valued at $157,366) in June 2010 upon satisfactory completion of testing of the equipment he was responsible for implementing.

In October 2010 we entered into an agreement with Beijing Hongma Mingtai Biotechnology Co., Ltd. to compile and revise GMP software used in the production of a variety of veterinarian and Chinese herbal medicine products and assist us in data entry, staff training, document submission and obtaining GMP certification.  We agreed to pay Beijing Hongma Mingtai Biotechnology Co., Ltd. approximately $188,000 in installments over the course of the project which was completed in June 2011.

Competition

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Stevioside.  There are approximately 30 stevioside manufacturers operating on a continuing basis in China. Our primary competitors in the stevioside market are Ganzhou Julong High Technology Food Industry Co., Ltd., Shandong Huaxian Stevia Co., Ltd., GLG Live Tech Corp. and PureCircle Limited. While these competitors have production capacity similar to ours, we believe we compete effectively with them based on our production capabilities and product quality. In addition, other companies periodically enter the market depending upon demand. These intermittent producers  may choose to stop production when raw materials are not readily available in the marketplace. The sporadic oversupply of product from these competitors can adversely affect our market share. Furthermore, if demand wanes these competitors may reduce the price of their products, which can adversely affect market prices. In addition to competing with other Chinese companies, we also compete with foreign growers and processors.

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

INTELLECTUAL PROPERTY

Our success depends in part on our ability to protect our intellectual property which includes various raw materials purification technologies used in our products. We have received a trademark from the U.S. Patent and Trademark Office covering the trade name “Only Sweet”, which we are using for the North American distribution of our stevia product.

To protect our proprietary rights outside the PRC we generally rely on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. We do not have any similar agreements with any of our employees or consultants in the PRC. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. In the past three of our traditional Chinese medicine products and four of our veterinary medicine products have been copied by our competitors. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

GOVERNMENT REGULATION

Our business and operations are primarily located in the PRC. We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection by the State Food and Drug Administration of China (“SFDA”) with respect to the manufacturing and distribution of traditional Chinese medicine extracts and steviosides. In addition, we are licensed by the Shandong Provincial Government to manufacture stevioside. We believe we are in compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province. In addition, our operations must conform to general governmental regulations and rules for private (non-state owned) companies doing business in China.

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

Compliance with applicable federal and state regulations is essential to our business. Although we believe that we are in compliance with applicable regulations, should the FDA or any state in which we operate amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products we are unable to reformulate, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation. Failure to comply with applicable requirements could result in sanctions being imposed on us or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

The FDCA generally regulates ingredients added to foods and requires that such ingredients making up a food product are themselves safe for their intended uses.  In this regard, when a company adds an ingredient to a food, the FDCA generally requires that the ingredient either be determined by the company to be generally regarded as safe  by qualified experts or go through FDA’s review and approval process as a food additive.

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

Currency. The value of the Renminbi (“RMB”), the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have generally been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. In June 2010, China announced its decision to allow increased flexibility in its currency against the U.S. dollar.

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

In addition, on November 18, 2008, we entered into a second amendment to the Stock Sale Agreement to reduce the total number of shares of common stock to be purchased by Shandong Group from 29,525,776 to 19,175,480 at $.21 per share (the “Second Amendment to Stock Sale Agreement”). As a result of the Second Amendment to Stock Sale Agreement, we cancelled 10,350,296 shares of our common stock issued to Shandong Group, reduced the amount due from Shandong Group by $2,173,562 reflecting the difference between the purchase price under the Amendment to Stock Sale Agreement and the purchase price for the Shares under the Second Amendment to the Stock Sale Agreement and eliminated the requirement for the earnings Target Amount provided for in the Stock Sale Agreement Amendment.  In satisfaction of this term, the purchase was completed by Shandong Group’s delivery of the 60% interest in Qufu Shengwang. The 19,175,480 shares of common stock purchased by Shandong Group represented approximately 22% of the issued and outstanding shares of our common stock prior to completion of the transaction.

WILD Flavors

On February 5, 2009, we entered into a Securities Purchase Agreement with WILD Flavors to purchase 20,000,000 shares of our common stock at $.15 per share (the “WILD Flavors Stock”) together with five year warrants to purchase 26,666,666 shares of our common stock with an exercise price of $0.35 per share (the “Warrants“).

Pursuant to the terms of the Securities Purchase Agreement, we convert Sunwin Stevia International into Sunwin USA, a Delaware limited liability company in June 2009. In exchange for our contribution of Sunwin Stevia International‘s capital, we received 5,500 membership units in Sunwin USA, representing a 55% interest after giving effect to the issuance of 4,500 membership units to WILD Flavors. In addition, WILD Flavors provides sales, marketing, logistics and supply chain management, product development and regulatory services to Sunwin USA over a period of two years beginning on February 5, 2009 (the “Services”). We valued the Services at $1,000,000 over the two year period. In addition, WILD Flavors agreed to act as the sole manager of Sunwin USA and will be responsible for all of its business and affairs. WILD Flavors has the right of first refusal to purchase additional membership units in Sunwin USA at $222.22 per unit to provide any additional capital required by Sunwin USA as mutually determined by us and WILD Flavors.

Under the terms of the Securities Purchase Agreement, WILD Flavors has the option to exchange its 45% interest in Sunwin USA into 6,666,666 shares of our common stock at any time until December 31, 2010 (the “Exchange Option”). We are in discussions with WILD Flavors regarding the Exchange Option, among other aspects of the May 2009 Sunwin USA Operating Agreement and distribution agreement discussed below as part of our plans to enter into a business relationship with Domino Sugar as discussed in Item 1 Business – Recent Developments. WILD Flavors is also entitled to a bonus option which would entitle it to receive the greater of (a) 6% of the issued and outstanding membership units of Sunwin USA or (b) the number of membership units of Sunwin USA necessary to increase WILD Flavor’s ownership interest to 51% if (i) Sunwin USA achieves cumulative pre-tax profits of $3,000,000 on or before December 31, 2011 computed in accordance with U.S. GAAP exclusive of the cost of product liability insurance and (ii) WILD Flavors has not exercised its Exchange Option (the “Bonus Option”). Upon exercise of the Bonus Option, WILD Flavors is obligated to pay Sunwin USA an exercise price of $1,000.00. The Bonus Option expires upon the earlier of the date when one of the above conditions can no longer be satisfied and July 1, 2012.

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

 In connection with the Securities Purchase Agreement we paid fees of $100,000 in cash and 1,000,000 shares of our common stock and paid legal fees of $10,000 to our counsel associated with the Securities Purchase Agreement. After payment of these fees and costs associated with this transaction with WILD Flavors, we received net proceeds of approximately $2,885,000. The net proceeds from this transaction were used for expansion of our production facilities in China and general corporate purposes.

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

Sale of Shengya Veterinary Medicine

On June 29, 2010 Qufu Natural Green entered into a Stock Sale and Purchase Agreement (the (the “Agreement”) to sell its 100% ownership interest in Shengya Veterinary Medicine to Mr. Laiwang Zhang, our president and chairman of our board of directors.  Shengya Veterinary Medicine manufactures and sells a variety of veterinary medicines in the PRC that historically represented less than 20% of our total revenues and represented approximately 12% of our total revenues in fiscal 2010, compared to 16.7% in fiscal 2009.  The transaction closed on July 31, 2010, and we have exited all business activities related to the veterinary medicines business.  Under the terms of the Agreement, Mr. Zhang tendered to us for cancellation 7,818,545 shares of our common stock he owned, valued at $3,674,716, based on the closing stock price at July 31, 2010.  The carrying value of Shengya Veterinary Medicine’s net assets totaled $4,906,747 at July 31, 2010 and we recognized a foreign currency translation gain of $1,243,481 that had previously been reflected in accumulated other comprehensive income.  As a result, we booked a gain on sale of subsidiary of $11,450.  Upon the closing of the transaction, Shengya Veterinary Medicine became a related party of ours due to Mr. Zhang’s position as chairman of our board of directors.

Sunwin Canada

In August 2010, we dissolved Sunwin Canada in an effort to further streamline our business operations. We formed Sunwin Canada in April 2006 in part to market our traditional Chinese medicines to Canadian retail stores. We recorded no revenues from this subsidiary in fiscal 2011 and fiscal 2010.

EMPLOYEES

As of July 22, 2011, we employed 224 people in the following areas:

Function	Number of Employees
Management and administration	36
Manufacturing and production	151
Quality control and research and development	14
Sales and marketing	23
Total	224

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

U.S. and Chinese Advisors

On April 29, 2009 we entered into a consulting agreement with China Direct Investments, Inc. (“CDI”) to provide services during the period beginning May 1, 2009 through April 30, 2010.  Under the terms of the agreement, CDI provided advice regarding general business matters, evaluated potential sources of investment capital, managed professional resources, coordinated filings with the SEC, provided translation services, and assisted in the coordination of investor presentations. As compensation for services we issued CDI 1.3 million shares of our common stock and paid them $150,000. On March 26, 2010 our Board of Directors approved the issuance of 1.4 million shares of our common stock valued at $490,000 to CDI as a bonus for its performance during fiscal 2010 under the terms of the April 29, 2009 consulting agreement.

On March 31, 2010, we signed a memorandum agreement with CDI to provide it consulting services to us through the end of fiscal 2011 and we agreed to pay for all services rendered by the third party providers and professionals needed to provide services required by us, such as legal and auditing fees, transfer agent fees, investor relations consultant fees and other out of pocket expenses required in connection with our U.S. operations. Under the terms of the agreement, CDI provided advice regarding potential exchange listing and capital structure, coordination of filings with the SEC and assisted with identifying potential directors, raising capital, investor relations, general business matters, management of professional resources and the coordination of the disposition of our veterinarian business.

On April 22, 2011 we entered into a consulting agreement with CDI to continue to provide us with management services from May 1, 2011 through April 30, 2012. Under the terms of this agreement, CDI will provide financing and managerial consulting services including but not limited to coordination of corporate matters, filings with the SEC, application to list the company at one of the major U.S. stock exchanges, capital structuring advice assistance with investor relations and negotiations with foreign business partners to expand sales of steviosides. As compensation for these services, we agreed to issue CDI a total of 1,500,000 shares of our common stock, of which 1,000,000 shares were issued in May 2011 and the remaining 500,000 shares will be issued on December 31, 2011. In addition, we are responsible for the expenses and costs charged by third-party vendors up to a maximum of $130,000 for fiscal 2012. CDI agreed to cover the additional third-party expenses beyond the maximum limit.

ITEM 1A.	RISK FACTORS

The risk factors in this section describe certain risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

RISKS RELATED TO OUR COMPANY

WE MAY NOT BE ABLE TO COMPLETE AGREEMENTS WITH DOMINO SUGAR AND WILD FLAVORS WHICH WOULD ADVERSELY IMPACT OUR BUSINESS.

We are in the final stages of negotiating an agreement with Domino Sugar for the distribution of our stevia products products jointly developed by WILD Flavors and Domino Sugar that include our stevia products. In addition, we expect to revise the Sunwin USA Operating Agreement and the Distribution Agreement we entered into with WILD Flavors in light of this agreement with Domino Sugar. If we are unable to finalize these agreements on reasonable terms, our plans to penetrate the U.S. stevia market and our ability to compete in this market would be adversely impacted.

OUR REVENUES HAVE DECLINED AND THERE ARE NO ASSURANCES THEY WILL RETURN TO HISTORIC LEVELS IN FUTURE PERIODS.

Our revenues from continuing operations for fiscal 2011 declined approximately 25% from fiscal 2010.  We reported an operating loss of $4.2 million and a net loss of $4.3 million for fiscal 2011.  We believe that revenues in our Stevioside Segment will increase in future periods due to increased worldwide acceptance of stevia-based sweeteners, our recent cooperation agreement and the expected distribution agreement with Domino Sugar and the expected amendments to the WILD Flavors distribution agreement to continue our collaboration with WILD on the expansion opportunities in the European market. If we are unable to finalize any or all of these agreements, our efforts to increase our revenues in our Stevioside Segment may not be successful, and it is likely that we will continue to report losses from operations in future periods and we will be required to use our working capital to fund our operating expenses instead of our growth.

OUR FUTURE REVENUES DEPEND UPON CONTINUED MARKET ACCEPTANCE OF OUR STEVIOSIDE PRODUCTS AND APPLICATION OF STEVIOSIDE IN MAINSTREAM CONSUMER PRODUCTS.

Currently we derive a majority of our revenue from the sale of stevioside and stevioside based products, and we expect this will continue for the foreseeable future.  If manufacturers and producers of products that use stevioside as a sweetener do not increase their purchases and the market does not continue to accept these products, our revenues will continue decline significantly, which would negatively affect our results of operations, financial condition and cash flows.

Factors that may affect the market acceptance of our stevioside based sweetener products include the taste, price, availability of supply, competing products, the development of stevioside-based flavors, and its applications in mainstream consumer products. Many of these factors, especially research and development activities related to stevioside-based flavors and mainstream consumer products, are beyond our control.

EACH OF OUR TWO MAIN PRODUCT GROUPS OPERATE IN HIGHLY COMPETITIVE MARKETS WHERE THE BARRIER TO ENTRY IS LOW.

Each of our product groups is subject to competition from other manufacturers of those products and the barriers to entry in the markets in which we compete are relatively low. While we believe we are one of the leading manufacturers of stevioside in the PRC, from time to time there is a sporadic oversupply of this product which can decrease our market share and competitive position in this product group. Because there are no assurances we will be successful in this endeavor, we may never attain a competitive position in this product group. In addition, our competition within the traditional Chinese medicine formula extract portion of our business is the most intense. There are over 500 companies in China against whom we compete in the sale of traditional Chinese medicine formula extracts and the barriers to entry in this product segment are relatively low. If these other companies successfully market their products or market their products better than we market ours, we may have a difficult time marketing and selling our products. As a result, we cannot assure you that we will be able to effectively compete in any of our product segments.

WE ARE DEPENDENT ON OUR PRESIDENT AND THE LOSS OF HIS SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are dependent upon the services of Mr. Laiwang Zhang, our president and chairman of the board of directors, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. We do not have an employment agreement with Mr. Zhang. We also have done business with several companies which are affiliated with Mr. Zhang as described later in this report under “Certain Relationships and Related Party Transactions.”  Although we have no reason to believe that Mr. Zhang would discontinue his services with us, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevia used to make stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our cost of sales as a percentage of revenues was 84.9% and 84.9% in fiscal 2011 and 2010, respectively, and we may experience significantly higher costs in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential raw material price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

OUR OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION. IF WE FAIL TO COMPLY WITH THE APPLICABLE REGULATIONS, OUR ABILITY TO OPERATE IN FUTURE PERIODS COULD BE IN JEOPARDY.

We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection under the PRC Food Safety Laws by the SFDA with respect to the manufacturing and distribution of traditional Chinese medicine extracts and steviosides. We are also licensed by the Shandong Provincial Government to manufacture stevioside. While we are in substantial compliance with all provisions of these laws, inspections and licenses and have no reason to believe that any licenses will not be renewed as required by the applicable rules of the PRC Central Government and the Shandong Province, any non-renewal of these licenses could result in the cessation of our business activities. In addition, any change in those laws and regulations could impose costly compliance requirements on us or otherwise subject us to future liabilities.

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH STOCKHOLDERS MAY HAVE LESS PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

The Sarbanes-Oxley Act of 2002 and other federal legislation has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE Euronext or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, the adoption of a code of ethics and the adoption of a related persons transaction policy. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit committee or other independent committees of our board of directors as we presently do not have any independent directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors and our lack of independent directors, decisions concerning matters such as the terms of related party transactions, the amount of management fee paid to a related party, compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in the PRC, any change in Chinese government policy could materially adversely affect our ability to continue to implement our business model. China’s economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT THEIR BUSINESS ACTIVITIES.

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

WE FACE RISKS RELATED TO NATURAL DISASTERS AND HEALTH EPIDEMICS IN CHINA, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in the PRC. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu,” occurred in Mexico that spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government, and certain regional governments within the PRC, have enacted regulations to address the H1N1 virus, which may have an effect on our business. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China, and could require the temporary closure of our production facilities or offices. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

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

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR CASH FLOWS FROM OPERATIONS EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because a substantial portion of our revenues are in the form of RMB, the main currency used in China, any future restrictions on currency exchanges may limit our ability to use cash flows generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents to those banks authorized to conduct foreign exchange. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. At April 30, 2011 our PRC subsidiaries had approximately $10.5 million on deposit in banks in China, which represented substantially all of our cash. We cannot be certain that we would have ready access to that cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

Although we are a U.S. company, substantially all of our business and operations are conducted in the PRC. We are a party to certain material contracts, including the leases for the facilities used by our stevioside and our Chinese medicine segments. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have yet to experience any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot assure you that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of these hypothetical future events could have on our company.

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A “PENNY STOCK??WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

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

At July 22, 2011 we had 156,856,137 shares of common stock outstanding, of which approximately 55,235,311 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province except our traditional Chinese medicine facility located in 6 Youpeng Road of Qufu City.

Our principal executive offices and stevioside manufacturing facility is comprised of approximately 64,000 square feet situated on land which we hold land use rights.  The land use rights expire on March 14, 2054.

In October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facility used in our traditional Chinese medicine business. This lease, which expires on October 1, 2012, provides for an annual rent of approximately $23,400. No rent was paid for this facility in fiscal 2011 as Pharmaceutical Corporation waived its rights to collect rent for this facility from Qufu Natural Green .

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

We sub-lease a 408 square-foot furnished office from China Direct Industries, Inc. located at 431 Fairway Drive Suite 251, Deerfield Beach, FL 33441 which we use as our U.S. corporate administrative offices. The term of the lease begins on June 1, 2011 and terminates on May 31, 2012. Annual rent for this office is $10,000.

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

	High	Low
Fiscal 2010
May 1, 2009 through July 31, 2009	$0.23	$0.15
August 1, 2009 through October 31, 2009	$0.28	$0.17
November 1, 2009 through January 31, 2010	$0.31	$0.19
February 1, 2010 through April 30, 2010	$0.58	$0.24

Fiscal 2011
May 1, 2010 through July 31, 2010	$0.69	$0.41
August 1, 2010 through October 31, 2010	$0.45	$0.28
November 1, 2010 through January 31, 2011	$0.37	$0.21
February 1, 2011 through April 30, 2011	$0.38	$0.24

On July 22, 2011, the last reported sale price of the common stock on OTC Bulletin Board was $1.31 per share. As of July 22, 2011 there were 750 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Company, Inc. which is located at 66 Exchange Place, Salt Lake City, Utah 84111. The phone number is (801) 355-5740 and its website is www.colonialstock.com.

Dividend Policy

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, were we to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. In addition, as a result of Chinese laws our operating subsidiaries may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars, or other hard currency, and other regulatory restrictions.

RECENT SALES OF UNREGISTERED SECURITIES

None, other than as previously reported.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years 2011 and 2010 should be read in conjunction with the consolidated financial statements, notes thereto and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During 2011 and 2010 our operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese Medicine.

Recent Developments

In May 2011, we and WILD Flavors agreed with Domino Foods, Inc. (“Domino Sugar”) to collaborate to offer all natural sweeteners made from all natural products such as cane sugar, rice, malt and stevia to the food and beverage industry.  The three companies have agreed to focus their efforts to introduce a wide range of all natural, low calorie and no calorie sweetening solutions that contain Sunwin Stevia™.  These innovative sweeteners can include both natural and artificial sweeteners plus sophisticated flavor modifiers based on the needs and demands of specific customers. In furtherance of these collaboration efforts, we are in the final stages of negotiating an agreement with Domino Sugar for the distribution of products jointly developed by WILD Flavors and Domino Sugar that include our stevia products.

Domino Sugar is the largest marketer of refined sugar in the United States and its affiliates produce and market the nationally recognized Domino®, C&H® and Florida Crystals® brands.  In addition to the most comprehensive assortment of refined cane sugar products, Domino Sugar also produces brown rice syrup, evaporated cane juice, fondants, honey, invert sugar, malt, molasses, as well as flavor and texture modifiers.  Based on this wide assortment of sweeteners, Domino Sugar has built long-term, outstanding business relationships with many consumer product companies, retailers, foodservice operators and distributors.

We are working with WILD Flavors to revise the Sunwin USA Operating Agreement and the Distribution Agreement we entered into with WILD Flavors in light of our collaboration efforts and proposed proposed business relationship with Domino Sugar. We anticipate that Sunwin USA’s current operations may no longer be required. Also, we plan to continue our collaboration with WILD Flavors on the expansion opportunities in the European Union (“EU”) following the recent determination by the EU Standing Committee on Food Chain and Animal Health that stevia is safe for use in food ingredients throughout the EU.

While we expect to finalize agreements with Domino Sugar and WILD Flavors in the first quarter of fiscal 2012, certain risks exist. See Item IA – Risk Factors – “We May Not Be Able to Complete Agreements With Domino Sugar and Wild Flavors Which Would Adversely Impact Our Plans to Penetrate and Compete in the U.S. Stevia Market” and “Our Revenues Have Declined and There Are No Assurances They Will Return to Historic Levels in Future Periods.”

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

On February 5, 2009 our Sunwin Stevia International subsidiary entered into a Distributorship Agreement with WILD Flavors for the worldwide distribution of our stevioside products. The Distributorship Agreement is for an initial term of 60 months with automatic renewal terms of 12 successive 36 month renewal periods.  In connection with this agreement, in June 2009 Sunwin Stevia International was converted into Sunwin USA, a Delaware limited liability Company.  WILD Flavors received a 45% membership interest in Sunwin USA and agreed to provide sales, marketing, logistics and supply chain management and product development services over a two year period. We are in discussions with WILD Flavors regarding the May 2009 Sunwin USA Operating Agreement and Distribution Agreement as part of our plans to enter into a distribution agreement with Domino Sugar discussed above.

In an effort to meet the international food safety standards mandated by larger consumer product companies that we expect to target as customers in the future, we have made capital investments to enhance our manufacturing facilities, equipment and documentation systems, changed certain manufacturing processes and carried out additional personnel training in order to meet these standards.  These investments allowed us to meet the HACCP System Certification, ISO 9001:2008 Certification and ISO 22000:2005 Food Safety Certification.  We obtained these certifications in November, 2010.

Chinese Medicines Segment

In our Chinese Medicine segment, we manufacture and sell approximately 325 different extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Discontinued Operations

In June 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines.  On July 31, 2010 we exited all business activities related to our veterinary medicine business through the sale of our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our president and chairman of the Board of Directors, in exchange for 7,818,545 shares of our common stock owned by Mr. Zhang, valued at $3.7 million, which we subsequently cancelled.  We recorded a gain on the sale of this business in the amount of approximately $11,000.

As a result of the above-referenced transaction, the assets, liabilities, and results of operations of the discontinued subsidiary have been reclassified as “Discontinued Operations” for fiscal 2011 and 2010.  Accordingly, the discussion of our results of operations that follows is based upon our continuing Stevioside and Chinese Medicine operations.

Our Performance

Our total revenues of $9.6 million in fiscal 2011 decreased by 25.4% compared with fiscal 2010, while our gross margin increased to 15.2% from 15.1% over the same period.  Our total operating expenses in fiscal 2011 increased by approximately $1.0 million compared to fiscal 2010.  Our loss from continuing operations for fiscal 2011 was $5.1 million, compared to $3.8 million in the same period in fiscal 2010.

The decline in our operating performance in fiscal 2011 compared to 2010 was primarily a function of significantly lower revenues in our Stevioside segment, as well as a write down of some of our property and equipment in the amount of $1.2 million in the third quarter of fiscal 2011.

Our Outlook

Despite the current weakness in sales, we continue to believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU.  We expect our negotiations with Domino Sugar will lead to a distribution agreement with them for products jointly developed by WILD Flavors and Domino Sugar that include our stevia products.  We believe that this agreement will provides us with the opportunity to enter the U.S. consumer products market with new products that incorporate our high grade stevia extracts.

In addition, we continue our marketing efforts to increase Asia-based stevioside sales in Japan, Korea and the PRC.  We are also presenting at trade shows in the PRC and abroad to increase our exposure to the international stevia market, while also escalating our efforts to expand sales in the PRC.

Our management believes that the decision to differentiate ourselves as a producer of higher quality stevia grades and product formulations through our collaboration with Domino Sugar in the U.S. and with WILD Flavors in Europe will lead to sustainable growth in stevia shipments for the future.

 Although we have devoted significant resources to the development of new stevia formulations, products and manufacturing processes, no new products were launched during fiscal 2011.  Although our revenues in fiscal 2011 did not reach the levels expected, our management believes that our current business plan and development activities with Domino Sugar and WILD Flavors will ultimately lead to sustainable growth in stevia shipments to the U.S. and Europe over the next 12 to 24 months.  These two markets are currently the largest in the world for low or zero calorie products in the food and beverage industry.  In addition, we believe that the FDA’s March 2009 GRAS affirmation of our stevia extracts has opened the U.S. market for us to sell higher grade stevioside as a food additive, and we anticipate that a similar opportunity will emerge in the European Union sometime in fiscal 2012.

We currently face a number of challenges in our business, including acceptance of new stevia- based formulations in the food and beverage industry and our ability to manage raw material costs.  The U.S. market for stevia is growing at a slower pace than we had anticipated, as the difficult economic environment has adversely impacted both consumer spending and manufacturers who have delayed their introduction of new product offerings using stevia. Although we are in final negotiations with Domino Sugar for a distribution agreement for new products that include our stevia extracts, we currently do not have any specific target dates for the launch of these products.  Some of our competitors received their GRAS affirmations from the FDA more than a year before we received ours, and these producers have established a leading position in the market.  Furthermore, our customers for low grade stevioside are currently carrying a significant amount of inventory and have substantially curtailed production activities until market conditions improve.  There are no assurances that our efforts will be successful or that our revenues will ever return to historic levels.

For fiscal 2012, we will continue to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines. We do not expect a significant increase in sales of Chinese Medicines in 2012, however we expect that the trend of increasing raw materials costs will continue, resulting in an adverse impact on our gross margins in this segment.

In our Stevioside Segment, we believe the future represents a significant opportunity for growth.  Some of the recent favorable observations related to the stevia markets include:

-	Chinese domestic food and beverages, particularly herbal tea manufacturers the and pharmaceutical industry, have increased the use of steviosides;
-
In July 2011, the European Union announced that steviol glucoside derived from the stevia plant could be authorized for EU-wide use by the end of calendar year 2011 after governments approved their sale in certain foodstuffs; and

-	Southeast and South Asia, particularly Japan, South Korea, and India have renewed and increased their interest in stevia, particularly high grade stevia.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations in fiscal 2011 and fiscal 2010.  The percentages represent each line item as a percent of revenues:

For the Year Ended April 30, 2011
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	2,274,651	100.0%	7,307,980	100.0%	-	9,582,631	100.0%
Cost of goods sold	2,088,098	91.8%	6,042,753	82.7%		8,130,851	84.8%
Gross profit	186,553	8.2%	1,265,227	17.3%	-	1,451,780	15.2%
(Gain) loss on disposal of
property and equipment	(1,024)	0.0%	1,181,325	16.2%	-	1,180,301	12.3%
Other operating expenses	1,535,652	67.5%	3,635,718	49.7%	280,563	5,451,933	56.9%
Other income	8,661	0.4%	34,580	0.5%	11,425	54,666	0.6%
Loss from continuing operations
before taxes and
noncontrolling interest	(1,339,414)	(58.9)%	(3,517,236)	(48.1)%	(269,138)	(5,125,788)	(53.5)%

For the Year Ended April 30, 2010
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	2,119,689	100.0%	10,730,828	100.0%	-	12,850,517	100.0%
Cost of goods sold	1,692,479	79.8%	9,221,077	85.9%		10,913,556	84.9%
Gross profit	427,210	20.2%	1,509,751	14.1%	-	1,936,961	15.1%
(Gain) loss on disposal of
property and equipment	-	0.0%	156,865	1.5%	-	156,865	1.2%
Other operating expenses	1,532,400	72.3%	470	0.0%	1,184,751	2,717,621	21.1%
Other income (expense)	-	0.0%	18,877	0.2%	(222,232)	(203,355)	(1.6)%
Loss from continuing operations
before taxes and
noncontrolling interest	(1,105,191)	(52.1)%	1,371,293	12.8%	(1,406,983)	(1,140,881)	(8.9)%

Total revenues in fiscal 2011 decreased by $3.3 million, or 25.4%, as compared to fiscal 2010. Stevioside revenues, which comprised 76.3% and 83.5% of our revenues in fiscal 2011 and fiscal 2010, respectively, decreased by $3.4 million, or 31.9%, while Chinese Medicine revenues increased by 7.3%.

The decrease in stevioside revenues is primarily the result of a reduction in sales volume in the bulk stevia market of lower grade stevia in Japan and South Korea, which are the principal export markets for these products. As Chinese stevioside manufacturers have focused on expanding the production of higher grade stevioside in 2010, many farmers elected to grow higher grade stevia leaves, which, coupled with unfavorable weather conditions in China in the spring and summer months, resulted in decreased availability of lower grade stevia leaves and adversely impacted our revenues in fiscal 2011. We also experienced significant downward pressure on pricing for some of our stevia products as some of our smaller competitors have been required to liquidate their inventory while under financial distress.

Chinese Medicine sales benefited from price increases of approximately 20% in the first quarter of fiscal 2011 and from stronger seasonal demand for these products in the latter part of the second quarter and the third quarter of fiscal 2011, resulting in higher sales volumes to veterinary medicine producers, who use our Chinese Medicine products as raw materials in the products they sell.  Although increased market demand for our Chinese Medicine products in anticipation of the holiday season, including the Chinese New Year which occurred in February 2011, is a consistent seasonal trend, the effect was more pronounced in fiscal 2011 than in previous years.

Cost of revenues in fiscal 2011 decreased by $2.8 million compared to fiscal 2010, which is reflective of the overall decrease in revenues for the year. Our consolidated gross margin for fiscal 2011 was 15.2%, compared with 15.1% in fiscal 2010. The gross margin on Stevioside sales for fiscal 2011 was 17.3%, as compared to 14.1% in the same period of fiscal 2010. The increase is mainly attributable to a shift in sales mix from lower grade stevia products to higher grade stevia products which yield a higher gross margin. The gross margin on Chinese Medicine decreased to 8.2% in fiscal 2011, compared with 20.2% in fiscal 2010, mainly due to the higher raw materials costs due to increased market demand, supply shortages due to natural disasters, higher prices resulting from commodities speculators, and higher costs associated with purchasing through distributors. Since we purchase our raw materials on the spot market, we are unable to project with any degree of certainty our gross margins in future periods. While we were able to increase our prices during the first quarter of 2011, this price increase did not offset the higher raw material costs.

Operating expenses, excluding the loss on disposal of property, plant and equipment discussed below, were largely unchanged in fiscal 2011 compared to fiscal 2010. We recorded $0.8 million of expense associated with a comprehensive education and training program through a Chinese university. This program is expected to significantly enhance the proficiencies of the managerial staff at both of our operating segments in the areas of corporate finance, operations and leadership. Operating expenses in fiscal 2011 also include inventory write-downs  to net realizable value in the amount of $0.3 million in the Chinese Medicine segment and $0.2 million in the Stevioside segment,  as well as an increase in depreciation expense and bad debt expense of approximately $0.4 million each. These increases were largely offset by a $1.0 million decrease in research and development expenses in fiscal 2011, a decrease in selling expenses of approximately $0.2 million and $0.9 million in consulting fees paid to CDI, our corporate management services provider, in fiscal 2010 that were not present in fiscal 2011.

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in fiscal 2011, we determined that some of our equipment needed to be replaced or otherwise removed from service. As a result, we disposed of these assets and recorded a loss on disposal of $1.2 million in fiscal 2011. During the third quarter of fiscal 2010, the Qufu City Environmental Protection Agency provided us notice to cease operations and vacate our 36,000 square foot stevioside production facility that we leased from Qufu ShengDa Industry Co., Ltd., an unaffiliated government entity. This notice followed a city policy to cease operations of factories not located in newly zoned areas of the city. In connection with the cessation of operations at this facility, we abandoned production equipment located at this facility and we recognized a loss on disposal of equipment attributable to this event of $156,865.

Loss from continuing operations in fiscal 2011 was $5.1 million, compared to $3.8 million in fiscal 2010, the increase being primarily attributable to the decline in revenues and the $1.2 million write down of property and equipment.

We incurred losses from our discontinued veterinary medicine business in the amount of $0.1 million and $1.2 million in fiscal 2011 and fiscal 2010, respectively.

Our net loss for fiscal 2011 was $5.3 million, compared to $5.1 million in fiscal 2010.  After giving effect to the non-controlling interest in Qufu Shengwang, the net loss attributable to Sunwin International Neutraceuticals, Inc. shareholders was $4.9 million in both fiscal 2011 and fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. The following table provides a comparison of the components of our working capital between April 30, 2011 and 2010:

	April 30,
	2011	2010	Increase (Decrease)%
Current assets:
Cash	$10,563,413	$10,416,522	$146,891	1.4%
Accounts receivable, net	2,080,332	2,092,197	(11,865)	(0.6)%
Accounts receivable-related party	204,664	138,945	65,719	47.3%
Note receivable	505,260	-	505,260	n/a
Inventories, net	3,327,914	5,118,009	(1,790,095)	(35.0)%
Prepaid taxes	43,359	121,317	(77,958)	(64.3)%
Prepaid expenses and other current assets	62,664	113,332	(50,668)	(44.7)%
Assets of discontinued operations	-	5,590,166	(5,590,166)	(100.0)%
Total current assets	16,787,606	23,590,488	(6,802,882)	(28.8)%

Current liabilities:
Accounts payable and accrued expenses	$2,495,777	$2,447,121	$48,656	2.0%
Taxes payable	118,351	136,630	(18,279)	(13.4)%
Liabilities of discontinued operations	-	582,232	(582,232)	(100.0)%
Total current liabilities	2,614,128	3,165,983	(551,855)	(17.4)%

The ongoing global economic uncertainty and resulting difficulties in obtaining bank financing being experienced by many companies has generally not had a significant impact upon our liquidity, as the majority of our short-term financing is obtained through payment terms with our suppliers and vendors rather than business loans from banks. However, the economic downturn has impacted our operations through reduced customer demand across our Stevioside segment, and our customers are taking longer to pay us with days’ sales outstanding in accounts receivable increasing to 79 days as of April 30, 2011, as compared to 73 days as of April 30, 2010. In addition, we increased our allowance for doubtful accounts, which reflects accounts receivable with balances in excess of 12 months, by $0.6 million to $1.1 million, compared to $0.5 million, at April 30, 2010.

At April 30, 2011, we had working capital of $14.2 million, including cash of $10.6 million, as compared to working capital of $20.4 million and cash of $10.4 million at April 30, 2010. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months. We currently have no significant capital expenditure commitments.

Accounts receivable, net of allowance for doubtful accounts, at April 30, 2011 was essentially unchanged from April 30, 2010 as the reduction in trade receivables associated with the decline in stevioside revenues was offset by the increase to the allowance for doubtful accounts.

At April 30, 2011 inventories, net of reserve for obsolescence, totaled $3.3 million, as compared to $5.1 million as of April 30, 2010. The decrease is mainly due to a $1.0 million reduction of finished goods inventory and a $0.6 million reduction in raw materials inventory in our stevioside business as we adjusted our production levels in response to lower demand.

During the third quarter of fiscal 2011 we loaned $0.5 million to a subsidiary of China Direct. We have extended the maturity date of this loan from March 31, 2011 to December 31, 2011.

Our accounts payable and accrued expenses were $2.5 million at April 30, 2011, an increase of $49,000 from April 30, 2010. This balance is subject to the timing of payments for balances due related to purchases made in the ordinary course of business.

Net cash provided by operating activities were $0.2 million during fiscal 2011, as compared to $1.5 million during fiscal 2010. The following table summarizes the components of cash flow from operations for fiscal 2011 and fiscal 2010:

	2011	2010
Net loss from continuing operations	$(5,125,788)	$(3,856,359)
Depreciation, amortization, stock-based
compensation and other non-cash
gains and losses	4,126,710	4,359,795
(Increase) decrease in accounts receivable	(473,199)	356,777
Increase in inventory	1,431,626	420,874
Increase in accounts payable,
accrued expenses and other payables	437,728	661,610
Discontinued operations	11,528	(824,170)
Other, net	139,024	353,229
Total cash provided by operating activities	$547,629	$1,471,756

Net cash used in investing activities totaled $1.0 million during fiscal 2011, as compared to $0.3 million in fiscal 2010. In fiscal 2011 we had capital expenditures of $0.5 million and loaned China Direct $0.5 million. The capital expenditures were largely the result of the initiatives we undertook to meet the food safety standards and achieve the necessary certifications mandated by large consumer product companies that we expect to target as customers for our Stevioside business. During fiscal 2010, we had capital expenditures of $0.9 million and contributed $0.3 million of cash to Sunwin USA. These amounts were largely offset by the proceeds we received from the sale of some of our property and equipment.

Net cash provided by financing activities totaled $0.1 million during fiscal 2011, as compared to $1.1 million in fiscal 2010. Net cash provided by financing activities was mainly comprised of proceeds from the exercise of common stock purchase warrants.

The functional currency of our Chinese subsidiaries is the Chinese Renminbi (“RMB”). Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2011.

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

	April 30, 2011	April 30, 2010
China	$10,532,233	$9,366,871
United States	31,180	1,049,651
Total	$10,563,413	$10,416,522

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts,
•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position, and

•
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accepted accounting principles generally accepted in the U.S. (“U.S. GAAP”).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Estimates

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

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants. We also rely on assumptions and estimates to calculate our reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of expiration of our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment of the Consolidated Financial Statements appearing elsewhere herein for further information on asset groups and estimated useful lives.

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

Long-lived assets

We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post-retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard, except for the disclosure of activity within Level 3 fair value measurements, did not have a material impact on the Company’s financial statements. The Company has not completed its assessment of the impact, if any, that the disclosure of activity within Level 3 fair value measurements will have on its financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company has not completed its assessment of the impact, if any, that the adoption of ASU No. 2010-28 will have on its results of operations or its financial position.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides amendments to Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company has not completed its assessment of the impact, if any, that the adoption of ASU No. 2010-29 will have on its results of operations or its financial position.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” in this Annual Report on Form 10-K:

-	Our ability to complete agreements with Domino Sugar and Wild Flavors.
-	Our revenues have declined in the past two fiscal years and there are no assurances they will return to historic levels in future periods;
-
Dependence upon continued market acceptance of our stevioside products, maintaining Generally Recognized as Safe status in the United States and obtaining approval in other countries in the world that currently do not permit use of steviosides in food products;

-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on the services of our president;
-	Our inability to control the cost of our raw materials;
-	The limitation on our ability to receive and use our cash flows effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy;
-	The absence of various corporate governance measures which may reduce stockholders’ protections against interested director transactions, conflicts of interest and other matters;
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;
-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-	The impact of any natural disasters and health epidemics in China.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-21, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting”, we have concluded that our disclosure controls and procedures were effective as of April 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2011.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors as of July 22, 2011 and the positions they hold:

Name	Age	Positions
Laiwang Zhang	49	President and Chairman
Dongdong Lin	37	Chief Executive Officer, Secretary and Director
Fanjun Wu	37	Chief Financial Officer
Chengxiang Yan	43	Director and General Manager of Qufu Natural Green

Laiwang Zhang. Mr. Zhang has served as our President and Chairman since April 30, 2004 and he has served as Chairman of Qufu Natural Green since January 2003. Mr. Zhang also serves as Chairman of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines, since April 2000. In 1996, Mr. Zhang founded Shandong Group, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products. Since April 1996, he has been General Manager of this company. From April 1992 to April 1996 Mr. Zhang served as Manager of our subsidiary Shengya Veterinary Medicine. From 1984 to 1992, Mr. Zhang served as President of Shandong Qufu Amylum Plant, a company that manufactures amylum. Mr. Zhang graduated from Shandong Technical University in 1984 with a Masters Degree in Engineering.

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

Chengxiang Yan. Mr. Yan has been the General Manager of our subsidiary Qufu Natural Green since 1999 and a member of our Board of Directors since April 30, 2004 following our acquisition of Qufu Natural Green. From 1999 to 2004, Mr. Yan was the Director of the Marketing Department for that company. From 1996 to 1998, Mr. Yan was Director of the Marketing Department for Shandong Group, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products, and from 1993 to 1996, he was Director of the Marketing Section for our subsidiary Shengya Veterinary Medicine owned by Shandong Group before our acquisition in 2004. Mr. Yan graduated from Shandong Agriculture University in 1993 with a Bachelor’s Degree in Farming.

There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led to our conclusion that such person should be serving as a member of our Board of Directors as of the date of this annual report in light of our business and structure.  In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collective skills and experience of our Board members are well suited to guide us as we continue to grow our company.

Liawang Zhang.  Mr. Zhang has over 11 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 15 years operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 15 years marketing experience in our industry and an advanced degree in farming.

Stockholders Agreement – Election of Directors

On February 5, 2009, as part of the Securities Purchase Agreement we entered into with WILD Flavors, we entered into a stockholders agreement with WILD Flavors and certain of our shareholders who owned approximately 34.12% of our common stock at the time the agreement was entered into.  The stockholders agreement provides that so long as WILD Flavors owns at least 4,000,000 shares of our common stock, the parties to that agreement will vote or cause their shares of our common stock to be voted to elect two members of our Board of Directors designated by WILD Flavors and three members designated by our shareholders who are a party to the stockholders agreement.  As of the date of this report, WILD Flavors has not designated anyone to be appointed to our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2011 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2011, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2011.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

All of our current management is located in the PRC and no member of our Board of Directors has previously served as an officer or a director of a U.S. public company. As a result of both the cultural differences between doing business in the PRC and doing business as a public company in the U.S., as well as the lack of experience of our Board of Directors with laws, rules and regulations which apply to public companies in the U.S., we are seeking to expand our Board of Directors to include qualified individuals who are also residents of the U.S. to serve as independent directors. At such time as we are able to attract additional members to our Board of Directors which include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on a stock exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2011 for:

-	our principal executive officer or other individual serving in a similar capacity;
-
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in fiscal 2011 and who were serving as executive officers at April 30, 2011 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

-	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2011.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. No officers or directors received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any perquisites and other personal benefits in excess of the $10,000 in the aggregate in fiscal 2011 and fiscal 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Laiwang Zhang (1)	2011	$179,778	$2,996	0	0	$182,774
	2010	$117,002	$2,925	0	0	$119,927
Dongdong Ling (2)	2011	$53,933	$2,996	0	0	$56,929
	2010	$37,892	$2,925	0	0	$40,817

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.

Narrative Regarding Executive Compensation

Mr. Zhang has served as our President and Chairman of the Board since April 2005, Ms. Lin, who has served as our Chief Executive Officer since February 2005 and Ms. FangJun Wu who has served as our Chief Financial Officer since April 2004, are not a party to an employment agreement with our company. Their compensation is determined by our Board of Directors, of which Mr. Zhang and Ms. Lin are members. The Board of Directors considers a number of factors in determining the compensation of Mr. Zhang, Ms. Lin and Ms. Wu, including the scope of their duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time they devote to our business. The Board of Directors did not consult with any experts or other third parties in establishing the compensation for Mr. Zhang, Ms. Lin or Ms. Wu.  In the fiscal year ending April 30, 2012, Mr. Zhang will be paid an annual salary of RMB 1,200,000, or approximately $180,000. For fiscal 2012 Ms. Lin will be paid an annual base salary of RMB 360,000, or approximately $54,000.  For fiscal 2012 Ms. Wu will be paid an annual base salary of RMB 360,000, or approximately $54,000.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2011:

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

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 22, 2011, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 22, 2011, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2011 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At July 22, 2011 we had 156,856,137 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 22, 2011 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang (1)	4,721,257	3.0%
Dongdong Lin (1)	4,984,108	3.2%
Chengxiang Yan (1)	-	-
Fanjun Wu (1)	1,732,552	1.1%
All officers and directors as a group (four persons)	10,450,238	6.5%

WILD Flavors, Inc. (2)	46,666,666	25.4%

* Amount is less than 1%.

1	Amounts include shares of common stock beneficially owned. No officers of directors hold options or warrants to purchase common stock.
2
Amount includes 20,000,000 shares of our common stock owned of record and five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share issued pursuant to a securities purchase agreement with WILD Flavors in February 2009. Michael H. Ponder has voting and dispositive control over securities held by WILD Flavors whose address is 1261 Pacific Avenue, Erlanger, Kentucky 41018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2011.

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

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements at April 30, 2011 and which have occurred through the date of this report:

Accounts Receivable – related party

At April 30, 2011, Accounts Receivable – related party was $204,664 from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang for sales of our high-grade stevia products.

Revenues – related party

For fiscal 2011 Revenues – related party was $473,352 in connection with our sales of high grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

In fiscal 2010, Pharmaceutical Corporation waived a management fee we agreed to pay it for costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for these employees, rent for offices and the use of research and development facilities. Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman. The fees associated with these services related primarily to the operation of certain stevia production facilities that we no longer operate or we currently use.

In October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facility used in our traditional Chinese medicine business. This lease, which expires on October 1, 2012, provides for an annual rent of approximately $23,400. No rent was paid for this facility in fiscal 2011 as Pharmaceutical Corporation waived its rights to collect rent for this facility from Qufu Natural Green .

As described elsewhere herein, on June 29, 2010 Qufu Natural Green entered into the Shengya Agreement with Mr. Zhang to sell its 100% ownership interest in Shengya to Mr. Zhang, our President and Chairman of our Board of Directors.  The transaction closed on July 31, 2010.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market’s director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2011 and fiscal 2010. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2011 and fiscal 2010.

	2011	2010
Audit Fees	$90,000	$90,000
Audit - Related Fees		-
Tax Fees	6,500	7,500
All Other Fees		-
	$96,500	$97,500

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

10.15
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

10.17
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

10.20
Stock Sale and Purchase Agreement dated June 29, 2010 among Qufu Natural Green Engineering, Shengya Veterinary Medicine Co., Ltd., and Mr. Laiwang Zhang (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2010).

14.1		Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
21.1	*	Subsidiaries of the registrant.
31.1	*	Section 302 Certificate of the Chief Executive Officer.
31.2	*	Section 302 Certificate of Chief Financial Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.

+ Management contract or compensatory plan or arrangement.
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin International Neutraceuticals, Inc.

July 29, 2011	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer and Director, (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman	July 29, 2011
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2011
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2011
Fanjun Wu

/s/ Chengxiang Yan	Director	July 29, 2011
Chengxiang Yan

  SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F – 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F – 3
Consolidated Statements of Operations	F – 4
Consolidated Statement of Stockholders’ Equity	F – 5
Consolidated Statements of Cash Flows	F – 6
Notes to Consolidated Financial Statements	F – 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors
Sunwin International Neutraceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunwin International Neutraceuticals, Inc. and its Subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunwin International Neutraceuticals, Inc. and its subsidiaries as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, NY
July 29, 2011

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$10,563,413	$10,416,522
Accounts receivable, net of allowance for doubtful accounts of
$1,098,240 and $519,777, respectively	2,080,332	2,092,197
Accounts receivable - related party	204,664	138,945
Note receivable	505,260	-
Inventories, net	3,327,914	5,118,009
Prepaid taxes	43,359	121,317
Prepaid expenses and other current assets	62,664	113,332
Assets of discontinued operations	-	5,590,166
Total Current Assets	16,787,606	23,590,488

Equity method investment	-	147,527
Property and equipment, net	13,967,964	15,342,051
Land use rights	2,303,112	2,237,404
Total Assets	$33,058,682	$41,317,470

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	2,495,776	2,447,121
Taxes payable	118,351	136,630
Derivative liability	5,203	347,936
Liabilities of discontinued operations	-	582,232
Total Current Liabilities	2,619,330	3,513,919

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value; 1,000,000 shares authorized; No shares issued and outstanding)	-	-
Common stock ($.001 par value; 200,000,000 shares authorized; 155,522,809 and 160,240,827 shares issued and outstanding at April 30, 2011 and 2010)	155,523	160,241
Additional paid-in capital	28,390,279	29,095,572
(Accumulated deficit) retained earnings	(4,477,522)	2,274,215
Accumulated other comprehensive income	4,262,044	3,824,713
Total Sunwin International Neutraceuticals, Inc. stockholders' equity	28,330,324	35,354,741
Noncontrolling interest	2,109,028	2,448,810
Total Stockholders' Equity	30,439,352	37,803,551
Total Liabilities and Stockholders' Equity	$33,058,682	$41,317,470

The accompanying notes are an integral part of these financial statements.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended April 30,
	2011	2010
Revenues	$9,109,279	$12,418,548
Revenues - related party	473,352	431,969
Total revenues	9,582,631	12,850,517
Cost of revenues	8,130,851	10,913,556
Gross profit	1,451,780	1,936,961

Operating expenses:
Loss on equity investment	147,527	275,966
Loss on disposition of property and equipment	1,180,301	156,865
Selling expenses	570,718	784,954
General and administrative expenses	4,733,688	4,367,014
Total operating expenses	6,632,234	5,584,799
		-
Operating loss	(5,180,454)	(3,647,837)
		-
Other income (expense):		-
Gain (loss) on change in fair value of derivative liability	6,165	(222,404)
Other income (expense)	390	(20,562)
Interest income	48,111	44,423
Total other income (expense)	54,666	(198,543)

Loss from continuing operations before income taxes
and noncontrolling interest	(5,125,788)	(3,846,380)

Discontinued operations:
Loss from discontinued operations	(135,736)	(1,240,328)
Gain on disposal of discontinued operations	11,450	-
Total loss from discontinued operations	(124,286)	(1,240,328)
Loss before income taxes and noncontrolling interest	(5,250,074)	(5,086,708)
		-
Income taxes	-	(9,979)
Net loss	(5,250,074)	(5,096,687)

Less: loss attributatble to noncontrolling interest	339,782	168,187
Net loss attributable to Sunwin International Neutracueticals, Inc.	(4,910,292)	(4,928,500)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.03)	$(0.02)
Loss from discontinue operations	(0.00)	(0.01)
Loss per common share	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	157,261,152	152,845,870

Amount attributable to Sunwin International Neutracueticals, Inc.
Loss from continuing operations, net of tax	$(4,786,006)	$(3,688,172)
Loss from discontinued operations, net of tax	(124,286)	(1,240,328)
Net loss	$(4,910,292)	$(4,928,500)

The accompanying notes are an integral part of these financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Sunwin International Neutraceuticals, Inc. Shareholders
	Common Stock, $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Comprehensive Income	Total Equity
Balance, April 30, 2009	149,902,927	$149,903	$27,712,257	$6,826,215	$3,828,469	$-	$2,616,997	1,023,998	$41,133,841
Common stock issued for services	2,700,000	2,700	747,300						750,000
Exercise of Warrants	7,637,900	7,638	1,138,047						1,145,685
Cumulative effect of change in accounting principle-adoption of EITF 07-05 effective January 1, 2009			(502,032)	376,500					(125,532)
Comprehensive income:
Net loss for the year	-	-	-	(4,928,500)	-		(168,187)	(5,096,687)	(5,096,687)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment					(3,756)			(3,756)	(3,756)
Other comprehensive income (loss)								(3,756)	(3,756)
Comprehensive income	-	-	-	-	-		-		(5,100,443)
Balance, April 30, 2010	160,240,827	160,241	29,095,572	2,274,215	3,824,713	-	2,448,810		37,803,551
Common stock issued for services	2,350,872	2,350	671,893						674,243
Exercise of Warrants	749,655	750	111,699						112,449
Treasury stock related to disposition of subsidiary						(3,674,716)			(3,674,716)
Cancellation of treasury stock	(7,818,545)	(7,818)	(1,825,453)	(1,841,445)		3,674,716			-
Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants to purchase 749,655 common shares			336,568						336,568
Net loss for the year	-	-	-	(4,910,292)	-		(339,782)	(5,250,074)	(5,250,074)
Other comprehensive income (loss), net of tax:
Realized gain of foreign currency translation from sale of subsidiary					(1,243,481)			(1,243,481)	(1,243,481)
Foreign currency translation adjustment					1,680,812			1,680,812	1,680,812
Other comprehensive income (loss)								1,680,812	437,331
Comprehensive income	-	-	-	-	-	-	-	437,331	(4,812,743)
Balance, April 30, 2011	155,522,809	$155,523	$28,390,279	$(4,477,522)	$4,262,044	$-	$2,109,028		$30,439,352

The accompanying notes are an integral part of these financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,250,073)	$(5,096,687)
Loss from discontinued operations	124,286	1,240,328
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation expense	1,467,342	1,662,686
(Gain) loss on change in fair value of derivative liability	(6,165)	222,404
Amortization of land use rights	52,905	51,647
Equity in loss of equity method investees	147,527	275,966
Stock issued in exchange for services	183,127	750,000
Loss on disposition of property and equipment	1,173,036	156,865
Inventory impairment charge	573,130	555,215
Allowance for doubtful accounts	535,808	686,147
Changes in operating assets and liabilities:
Accounts receivable	(416,443)	495,687
Accounts receivable - related party	(56,756)	(138,910)
Inventories	1,431,626	420,874
Prepaid expenses and other current assets	106,983	136,364
Tax receivable	32,041	(121,287)
Accounts payable and accrued expenses	235,734	692,528
Taxes payable	25,213	(30,917)
Other current liabilities	176,781	337,016
Net cash provided by continuing operations	536,101	2,295,926
Net cash provided by (used in) discontinued operations	11,528	(824,170)
NET CASH PROVIDED BY OPERATING ACTIVITIES	547,629	1,471,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributed to equity method investee	-	(260,569)
Increase in note receivable	(505,260)	-
Proceeds from the sale of property and equipment	39,462	877,514
Purchases of property and equipment	(530,156)	(909,691)
Net cash used in discontinued operations	(210)	(8,298)
NET CASH USED IN INVESTING ACTIVITIES	(996,164)	(301,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	-	(57,100)
Proceeds from exercise of warrants	112,449	1,145,685
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,449	1,088,585

EFFECT OF EXCHANGE RATE CHANGES ON CASH	482,977	295

NET CHANGE IN CASH	146,891	2,259,591

Cash at beginning of year	10,416,522	8,156,931
Cash at end of year	$10,563,413	$10,416,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$198,203

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of non-cash assets contributed to
equity method investment	$-	$239,107
Fair value of liabilities contributed to equity method investment	$-	$76,183

The accompanying notes are an integral part of these financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Sunwin International Neutraceuticals, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “Sunwin.”

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines.   Except for the U.S.-based operations at Sunwin USA which we account for as an equity investment, substantially all of our operations are located in the People’s Republic of China (the “PRC”).  We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

Basis of presentation

We are on a fiscal year ending April 30; as such the year ended April 30, 2011 is referred to as “fiscal 2011”, and the year ended April 30, 2010 is referred to as “fiscal 2010”.

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our subsidiaries include the following:

-	Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company “Qufu Natural Green;”
-	Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, “Qufu Shengren”, and a wholly owned subsidiary of Qufu Natural Green;
-	Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company, “Qufu Shengwang”. Qufu Natural Green owns a 60% interest in Qufu Shengwang; and
-	Sunwin Tech Group, Inc., a Florida corporation (“Sunwin Tech”).

The assets, liabilities and results of operations of the discontinued veterinary segment are classified as Discontinued Operations for all periods presented.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods presented.

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry, and historical bad debt experience. This evaluation process resulted in our recognizing bad debt expense of $535,808 and $686,147 for fiscal 2011 and fiscal 2010, respectively.  Our evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants. We also rely on assumptions and estimates to determine impairment write-downs for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions for expiration on our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 3 – Property and Equipment for further information on asset groups and estimated useful lives.

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

Accounts receivable

Accounts receivable are reported at net realizable value. We established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At April 30, 2011 and 2010, the allowance for doubtful accounts was $1,098,240 and $519,777, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

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

Long-lived Assets

          The Company reviews and evaluates its long-lived assets including property and equipment and land use rights for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates.

Taxes payable

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are netted for financial statement purposes. Taxes payable at April 30, 2011 and 2010 amounted to $118,351 and $136,360 respectively, consisting primarily of net VAT taxes payable.

Derivative liability

In connection with our 2007 Unit Offering, we issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share expiring March 26, 2012, of which 22,725 and 772,380 remained outstanding as of April 30, 2011 and 2010, respectively. On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share. Other than the reduction in the exercise price, all of the terms and conditions of the warrants remain unchanged. The exercise price of the warrants is subject to a reset adjustment. If we issue or sell shares of our common stock after the 2007 offering for an amount less than the original exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares.

Upon our adoption of the Derivative and Hedging Topic of ASC 815 retroactive to May 1, 2009, we determined that the warrants issued in the 2007 offering did not qualify for a scope exception under ASC Section 815-10-15 as they were determined to not be indexed to our stock. Consequently, and the warrants were reclassified from equity to a derivative liability for the then fair market value of $1,366,890 and marked to market based upon a valuation using the Black-Scholes option pricing model. The value of the warrants decreased by $376,500 from March 23, 2007, the warrants issuance date, to the adoption date of ASC 815, May 1, 2009.  As of May 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $502,032 to reclassify the warrants from equity to derivative liability and an increase in retained earnings of $376,500 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and May 1, 2009. We recorded a gain of $6,165 for the year ended April 30, 2011 and a loss of 222,404 for the year ended April 30, 2010 to mark to market the change in fair value of the warrants. Under ASC 815, the warrants are carried at fair value and adjusted at each reporting period.

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	April 30, 2011	April 30, 2010
Dividend Yield	0%	0%
Volatility	107%	158%
Risk Free Rate	0.22%	1.51%
Expected Term (Years)	$0.89	$1.89
Asset Price	$0.36	$0.52
Exercise Price

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

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

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts of our financial assets and liabilities, such as cash, accounts and note receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Other than the aforementioned derivative liability, we do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2011 and April 30, 2010, nor were any gains or losses reported in the statement of operations that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year then ended.

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
YEARS ENDED APRIL 30, 2011 AND 2010

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

	For Fiscal Years Ended April 30,
	2011	2010
Numerator:
Net loss attributable to Sunwin International Neutraceuticals, Inc.	$(4,910,292)	$(4,928,500)
Numerator for basic EPS, loss applicable to common stock holders	$(4,910,292)	$(4,928,500)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	157,261,152	152,845,870
Stock Awards, Options, and Warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	157,261,152	152,845,870
Basic and Diluted loss Per Common Share:
Earnings per share - basic	$(0.03)	$(0.03)
Earnings per share - diluted	$(0.03)	$(0.03)

For the years ended April 30, 2011 and 2010 the effect of our outstanding common stock purchase warrants is antidilutive. Accordingly, our outstanding common stock purchase warrants which could have resulted in the issuance of 26,689,391 and 27,439,046 additional common shares at April 30, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share and basic and diluted loss per share is the same for all periods presented.

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

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

Our other comprehensive income consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for the years ended April 30, 2011 and 2010, respectively:

	2010	2009
Net loss	$(5,250,074)	$(5,096,687)
Other comprehensive (loss) income, net of tax
Realized gain from foreign currency translation due to sale of subsidiary	(1,243,481)	--
Foreign currency translation gain (loss), net of tax	1,680,812	(3,756)
Comprehensive loss	(4,812,743)	(5,100,443)
Comprehensive loss attributable to noncontrolling interests	339,782	168,187
Comprehensive loss attributable to Sunwin International Neutraceuticals, Inc.	$(4,472,961)	$(4,932,256)

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At April 30, 2011, we had $10.5 million on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2011.

Stock-Based Compensation

We account for the grant of stock, stock options, warrants and restricted stock awards in accordance with ASC Section 718, “Compensation-Stock Compensation.” ASC Section 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Research and development

Research and development costs are expensed as incurred and totaled $0.3 million and $1.3 million for fiscal 2011 and fiscal 2010, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Shipping costs

Shipping costs are included in selling expenses and totaled $0.3 million and $0.2 million for fiscal 2011 and fiscal 2010, respectively.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post-retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard, except for the disclosure of activity within Level 3 fair value measurements, did not have a material impact on our financial statements. We have not completed our assessment of the impact, if any, that the disclosure of activity within Level 3 fair value measurements will have on our financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard did not have a material impact on our results of operations or the financial position.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We have not completed our assessment of the impact, if any, that the adoption of ASU No. 2010-28 will have on our results of operations or  our financial position.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides amendments to Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We have not completed our assessment of the impact, if any, that the adoption of ASU No. 2010-29 will have on our results of operations or our financial position.

NOTE 2 - INVENTORIES

At April 30, 2011 and 2010, inventories consisted of the following:

	2011	2010
Raw materials	$736,533	$1,346,590
Work in process	179,585	164,623
Finished goods	3,099,869	4,017,610
	4,015,987	5,528,823
Less: reserve for obsolete inventory	(688,073)	(410,814)
	$3,327,914	$5,118,009

In fiscal 2011 we recorded write-downs of certain inventory items to their net realizable value in the amount of $0.3 million pertaining to Chinese Medicine raw materials and $0.2 million related to stevioside inventory.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

NOTE 3 - PROPERTY AND EQUIPMENT

At April 30, 2011 and 2010, property and equipment consisted of the following:

	Estimated Life	2011	2010
Office Equipment	5-7 Years	$39,568	$46,609
Auto and Trucks	10 Years	796,099	760,672
Manufacturing Equipment	20 Years	11,364,168	11,686,621
Buildings	20 Years	6,607,434	6,472,068
Construction in Process			5,469
Gross Property and Equipment		18,807,269	18,971,439
Less: Accumulated Depreciation		(4,839,305)	(3,629,388)
Net Property and Equipment		$13,967,964	$15,342,051

For fiscal 2011 and fiscal 2010, depreciation expense totaled $1,467,342 and $1,662,686, respectively.

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation during the third quarter of fiscal 2011, we determined that some of our equipment needed to be replaced or otherwise removed from service. As a result, we disposed of these assets and recorded a loss on disposal of $1.2 million in the third quarter of fiscal 2011. During the third quarter of fiscal 2010, the Qufu City Environmental Protection Agency provided us notice to cease operations and vacate our 36,000 square foot stevioside production facility that we leased from Qufu ShengDa Industry Co., Ltd., an unaffiliated government entity. This notice followed a city policy to cease operations of factories not located in newly zoned areas of the city. In connection with the cessation of operations at this facility, we abandoned production equipment located at this facility and we recognized a loss on disposal of equipment attributable to this event of $156,865.

NOTE 4 - LAND USE RIGHTS

At April 30, 2011 and 2010, Land Use Rights consisted of the following:

	Estimated Life	2011	2010
Land Use Right	43.5 years	$2,448,171	$2,323,503
Less: Accumulated Amortization		(145,059)	(86,099)
Net Land Use Right		$2,303,112	$2,237,404

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For fiscal 2011and fiscal 2010, amortization expense related to land use rights amounted to $52,905 and $51,647, respectively.  The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties

Prior to fiscal 2008, we paid management fees to Pharmaceutical Corporation for costs and services related to housing provided to certain of our non-management employees, government mandatory insurance for these employees, rent for offices and the use of research and development facilities. Pharmaceutical Corporation is controlled by Mr. Laiwang Zhang, our president and chairman. The fees associated with these services related primarily to the operation of certain stevia production facilities that we no longer operate or we currently use. At April 30, 2010, we owed Pharmaceutical Corporation $1,478 for management fees which is reflected as liabilities of discontinued operations on the consolidated balance sheet.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

In Addition, in October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facility used in our traditional Chinese medicine business. This lease, which expires on October 1, 2012, provides for an annual rent of approximately $23,400. No rent was paid for this facility in fiscal 2011 as Pharmaceutical Corporation waived its rights to collect rent for this facility from Qufu Natural Green.

Accounts receivable – related party

Total related party revenue for fiscal 2011 and 2010 was $473,352 and $431,969, respectively. At April 30, 2011 and 2010, we reported $204,664 and $138,945 in accounts receivable – related party, respectively. We sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at April 30, 2011 and 2010 totaled $62,664 and $113,332, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy.

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

Our subsidiaries in the PRC are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, our PRC subsidiaries are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

The components of income (loss) before income tax consist of the following:

	Fiscal Years Ended April 30,
	2011	2010
U.S. Operations	$(269,138)	$(1,406,983)
Chinese Operations	(4,980,936)	(3,679,725)
Total	$(5,250,074)	$(5,086,708)

The components of the provision (benefit) for income taxes are as follows:

	Fiscal Years Ended April 30,
	2011	2010
Federal, State and Local	$-	$--
Peoples Republic of China - Federal and Local	-	9,979
Total	$-	$9,979

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2011	2010
Income tax (benefit) provision at Federal statutory rate	$(1,742,000)	$(1,728,000)
State income taxes, net of Federal Benefit	(236,000)	(234,000)
Temporary differences
Permanent differences		86,000
U.S. tax rate in excess of foreign tax rate	491,000	510,000
Benefit of loss	1,487,000	1,376,000
Tax provision	$-	$10,000

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at April 30, 2011 expiring through the year 2031. Management estimates the NOL as of April 30, 2010 to be approximately $5,014,000. The utilization of our NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. In addition, to U.S. NOL’s, we have a PRC NOL for our Chinese operations as of April 30, 2010 of approximately $7,107,000, that expires in 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2011 and 2010 are as follows:

	Fiscal Years Ended April 30,
	2011	2010
Deferred tax assets from NOL carry forwards	$4,001,000	$2,514,000
Temporary differences – share based compensation	1,177,000	1,177,000
Total deferred tax asset	5,178,000	3,691,000
Valuation allowance	(5,178,000)	(3,691,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 8 – EQUITY METHOD INVESTMENT

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

On May 11, 2009 we converted our former subsidiary Sunwin Stevia International, a Florida Corporation, into Sunwin USA, LLC, a Delaware limited liability company and contributed $423,493 of net assets into the newly formed entity.  We retain a 55% ownership interest in this entity, but the assumption to consolidate this entity based on our greater than 50% ownership interest is overcome due to the aggregate impact of veto and approval rights of the minority voting interest held by Wild Flavors.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

Under the terms of the operating agreement Wild Flavors manages all business and affairs of Sunwin USA, and has the right to appoint all of its officers.  Furthermore, the operating agreement prohibits us from terminating, limiting or restricting Wild Flavor’s authority, altering or rescinding the operating agreement, or binding Sunwin USA.  Accordingly, by virtue of these contractual rights, Wild Flavors has operating control over Sunwin USA.  Wild Flavor’s rights and the limitation on our rights provide for Wild Flavors to effectively participate in all significant decisions that would be expected to be made in the ordinary course of business. In accordance with ASC 810-10-25-5 and after assessment of these rights individually and in aggregate, we note that the presence of such rights in favor of Wild Flavors and the absence of our rights overcome our presumption of consolidation. Based on these factors we began to account for Sunwin USA as an equity method investment beginning in our first quarter ended July 31, 2009.

The balance of such investment is made up of the following:

Balance at April 30, 2009	$-
Initial investment on May 11, 2009	423,493
Loss on equity investment	(275,966)
Balance at April 30, 2010	147,527
Loss on equity investment	(147,527)
Balance at April 30, 2011	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred stock

We are authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At April 30, 2011 and 2010, there were no shares of preferred stock issued or outstanding.

Common stock

On May 20, 2010, we issued Yefu Sun 666,672 shares of our common stock for legal services pursuant to an agreement we entered into with Mr. Sun in December 2009 and amended in March 2010.  The shares were part of our agreement to issue Mr. Sun a total of 1,000,000 shares as compensation for services over a 24 month period because there was no performance commitment at the date of the agreement, we recognize expense based on the fair value of our common stock at each interim reporting date.  In connection with this share issuance, expense pertaining to 166,666.67 shares was recognized in fiscal 2010 and $0.2 million of stock-based consulting expense was recognized during fiscal 2011.  Also on May 20, 2010, we issued 1,000,000 shares of our common stock valued at $0.26 to Lin Hou and 684,200 shares of our common stock valued at $0.23 to Xiangtao Kong in satisfaction of research and development services provided and accrued for during fiscal 2010.

In fiscal 2010 we issued China Direct Investments, Inc., our corporate management services provider (“CDI”), an aggregate of 2,700,000 shares of our common stock valued at $0.8 million for services provided in fiscal 2010.

At April 30, 2011 we are authorized to issue 200,000,000 shares of common stock. We had 155,502,809 and 160,240,827 shares outstanding at April 30, 2011 and 2010, respectively.

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

Stock options

As of April 30, 2011 and 2010, no options were outstanding under either the 2005 Equity Compensation Plan or the 2006 Equity Compensation Plan.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

Common stock purchase warrants

In March 2007 as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share.  An aggregate of 22,725 and 772,380 warrants remain issued and outstanding as of April 30, 2011 and 2010, respectively.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement.

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

Up until February 5, 2011, Wild Flavors had a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations. The right of first refusal did not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

During fiscal 2011, we issued 749,655 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds to us of $0.1 million. During fiscal 2010, we issued 7,637,900 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds of $1.1 million.

A summary of the changes to our outstanding common stock warrants granted during fiscal 2011 and fiscal 2010 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2009	35,076,946	$0.30
Granted
Exercised	(7,637,900)	0.15
Forfeited
Outstanding at April 30, 2010	27,439,046	0.34
Granted
Exercised	(749,655)	0.15
Forfeited
Outstanding at April 30, 2011	26,689,391	$0.35

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

The following information applies to all warrants outstanding at April 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.15	22,725	0.89	$0.15	22,725	$0.15
$0.35	26,666,666	2.77	$0.35	26,666,666	$0.35
	26,899,391	2.77		26,899,391	$0.35

        The intrinsic value of the outstanding warrants as of April 30, 2011 and 2010 was $271,325 and $4,819,113, respectively.

NOTE 10 - COMMITMENTS

We lease office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine are leased from Shandong Shengwang Pharmaceutical Group Corporation (“Shandong Group”) a related party. The term of this lease will expire on October 1, 2012 and provides for annual lease payments of $23,400. Shandong Group agreed to waive the lease payments due in fiscal 2011 and 2010.

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

Future minimum rental payments required under these operating leases are as follows:

Period:	Total

Period Ended April 30, 2012	$30,713
Period Ended April 30, 2013	$17,063
Period Ended April 30, 2014	$7,313

Thereafter	$0

Rent expense included in general and administrative expenses for fiscal 2011 and fiscal 2010 totaled to $0 and $7,000, respectively.

On April 22, 2011 we entered into a consulting agreement with CDI to perform consulting services for fiscal 2012 and agreed to a consulting fee of 1,500,000 shares of the Company’s common stock.  On May 6, 2011 we issued 1,000,000 shares of our common stock valued at $340,000 to CDI as an installment pursuant to the terms of our consulting agreement.

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND 2010

The following tables set forth the financials of the discontinued operations for fiscal 2011 and fiscal 2010.

	2011	2010
Revenues	$326,284	$1,642,442
Cost of Revenue	203,489	1,017,471
Gross profit	122,795	624,971
Operating and other non-operating expenses	(258,531)	(1,865,299)
Loss from discontinued operations	(135,736)	(1,240,328)
Gain from disposal of discontinued operations	11,450	-
Total loss from discontinued operations	$(124,286)	$(1,240,328)

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC subtopic 280-10 Segment Reporting - Overall. In fiscal 2011 and fiscal 2010, we operated in two reportable business segments - (1) sale of stevioside and (2) the sale of essential traditional Chinese medicine, organic herbal medicine and neutraceutical products. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for fiscal 2011 and fiscal 2010 is as follows:

For the Year Ended April 30, 2011
	Chinese Medicine	Stevioside	Corporate and Other	Consolidated
Revenues	$2,274,651	$7,307,980	$-	$9,582,631
Cost of goods sold	2,088,098	6,042,753		8,130,851
Gross profit	186,553	1,265,227	-	1,451,780
(Gain) loss on disposal of
property and equipment	(1,024)	1,181,325	-	1,180,301
Depreciation and amortization	4,383	949,050		953,433
Other operating expenses	1,531,270	2,686,667	280,563	4,498,500
Interest income	8,487	34,365	5,260	48,111
Other income	174	215	6,165	6,554
Loss from continuing operations
before taxes and
noncontrolling interest	$(1,339,415)	$(3,517,236)	$(269,138)	$(5,125,788)

For the Year Ended April 30, 2010
	Chinese Medicine	Stevioside	Corporate and Other	Consolidated
Revenues	$2,119,689	$10,730,828	$-	$12,850,517
Cost of goods sold	1,692,479	9,221,077		10,913,556
Gross profit	427,210	1,509,751	-	1,936,961
(Gain) loss on disposal of
property and equipment	-	156,865	-	156,865
Depreciation and amortization	3,274	548,607	-	551,881
Other operating expenses	1,529,127	2,162,174	1,184,751	4,876,052
Interest income	17,581	26,670	172	44,423
Other expense	(12,769)	(7,793)	(222,404)	(242,966)
Loss from continuing operations
before taxes and
noncontrolling interest	$(1,100,379)	$(1,339,018)	$(1,406,983)	$(3,846,380)

 NOTE 13 – NOTE RECEIVABLE

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of China Direct Industries, Inc., which is the parent company of CDI, our corporate management service provider.  The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest are due December 31, 2011.

Note 14 – RECLASSIFICATION OF DERIVATIVE LIABILITY

We reclassified our derivative liability from long term to short term as of April 30, 2011 and 2010.

Note 15 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date of this filing to determine if they must be recorded or disclosed. Management of the Company determined that there were no reportable subsequent events to be disclosed.