Form 10-Q
period 2011-07-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2011-09-14
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended July 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 9, 2011 there were 156,856,137 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED July 31, 2011

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2011 as filed with the Securiteis and Exchange Commission:

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

ii

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2011 is referred to as “fiscal 2011” and the year ending April 30, 2012 is referred to as “fiscal 2012.”  Also, the three month period ending July 31, 2011 is our first quarter and is referred to as the “first quarter of fiscal 2012.” Likewise, the three month period ending July 31, 2010 is referred to as the “first quarter of fiscal 2011.”

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

-
“Shandong Group” refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, which is controlled by Mr. Laiwang Zhang,  President, Chairman and a principal shareholder of our company;; and

-	“WILD Flavors” refers to WILD Flavors, Inc., a Delaware corporation.

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 31, 2011	April 30, 2011
		(Audited)
ASSETS
CURRENT ASSETS:
Cash	$10,891,434	$10,563,413
Accounts receivable, net of allowance for doubtful accounts of $1,253,628 and $1,098,240, respectively	1,903,409	2,080,332
Accounts receivable - related party	235,055	204,664
Notes receivable	572,012	505,260
Inventories, net	2,975,015	3,327,914
Prepaid taxes	4,811	43,359
Prepaid expenses and other current assets	190,560	62,664
Total Current Assets	16,772,296	16,787,606
Property and equipment, net	13,800,283	13,967,964
Land use rights	2,320,202	2,303,112
Total Assets	$32,892,781	$33,058,682
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,671,754	$2,495,776
Taxes payable	55,452	118,351
Derivative liability	5,203	5,203
Total Current Liabilities	2,732,409	2,619,330
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 156,522,809 and 155,522,809 shares issued and outstanding	156,523	155,523
Additional paid-in capital	28,732,279	28,390,279
(Accumulated deficit) retained earnings	(5,463,262)	(4,477,522)
Accumulated other comprehensive income	4,660,383	4,262,044
Total Sunwin International Neutraceuticals, Inc. stockholders' equity	28,085,923	28,330,324
Noncontrolling interest	2,074,449	2,109,028
Total Stockholders' Equity	30,160,372	30,439,352
Total Liabilities and Stockholders' Equity	$32,892,781	$33,058,682

The accompanying notes are an integral part of these unaudited financial statements.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	July 31,
	2011	2010
Revenues	$2,627,051	$2,227,016
Revenues - related party	221,395	103,539
Total revenues	2,848,446	2,330,555
Cost of revenues	2,484,590	1,792,142
Gross profit	363,856	538,413
Operating expenses:
Loss on equity investment	-	67,554
Selling expenses	149,083	114,528
General and administrative expenses	1,251,345	704,470
Total operating expenses	1,400,428	886,552
Operating loss	(1,036,572)	(348,139)
Other income:
Other income	24	1,064
Interest income	16,229	9,763
Total other income	16,253	10,827
Loss from continuing operations before income taxes and noncontrolling interest	(1,020,319)	(337,312)
Discontinued operations:
Loss from discontinued operations	-	(135,292)
Gain on disposal of discontinued operations	-	11,450
Total loss from discontinued operations	-	(123,842)
Loss before income taxes and noncontrolling interest	(1,020,319)	(461,154)
Income taxes	-	(5,005)
Net loss	(1,020,319)	(466,159)
Less: loss attributable to noncontrolling interest	34,579	33,389
Net loss attributable to Sunwin International Neutracueticals, Inc.	(985,740)	(432,770)
Comprehensive Income:
Net loss	(1,020,319)	(461,154)
Gain on foreign currency translation	398,339	283,036
Total Comprehensive Income	(621,980)	(183,123)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.00)
Loss from discontinue operations	-	(0.00)
Loss per common share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	156,316,287	162,528,162
Amount attributable to Sunwin International Neutracueticals, Inc.
Loss from continuing operations, net of tax	$(985,740)	$(308,928)
Loss from discontinued operations, net of tax	-	(123,842)
Net loss attributable to Sunwin International Neutracueticals, Inc.	$(985,740)	$(432,770)

The accompanying notes are an integral part of these unaudited financial statements.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended July 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,020,319)	$(466,159)
Total loss from discontinued operations	-	123,842
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	364,257	370,843
(Gain) loss on change in fair value of derivative liability	-	(3,290)
Amortization of land use rights	13,648	17,265
Loss on equity investment	-	67,554
Stock issued in exchange for services	343,000	58,750
Allowance for doubtful accounts	139,509	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	628	(251,665)
Accounts receivable - related party	(27,418)	16,956
Inventories	381,396	40,512
Prepaid expenses and other current assets	(125,855)	(33,048)
Tax receivable	38,748	1,782
Accounts payable and accrued expenses	282,795	848,221
Taxes payable	(63,850)	1,806
Other current liabilities	(140,391)	-
NET CASH PROVIDED BY CONTINUING OPERATIONS	186,148	793,369
Net cash provided by discontinued operations	-	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	186,148	793,369
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,446)	(67,395)
NET CASH USED IN INVESTING ACTIVITIES	(7,446)	(67,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	112,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	112,449
EFFECT OF EXCHANGE RATE CHANGES ON CASH	149,319	76,988
NET CHANGE IN CASH	328,021	915,411
Cash at begining of period	10,563,413	10,416,522
Cash at ending of period	$10,891,434	$11,331,933
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares cancelled in disposal of subsidiary	$-	$3,674,716.00

The accompanying notes are an integral part of these unaudited financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Sunwin International Neutraceuticals, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “Sunwin.”

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines.   Except for the U.S.-based operations at Sunwin USA which we account for as an equity investment, substantially all of our operations are located in the People’s Republic of China (the “PRC”).  We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers. Our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines.

In June 2010 we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines.  Consequently, we have exited all business activities related to our veterinary medicines and on June 29, 2010 entered into an agreement to sell our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our President and Chairman of the Board of Directors.  The transaction closed on July 31, 2010.  See Note 9 – Discontinued Operations.

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

BASIS OF PRESENTATION

We are on a fiscal year ending April 30; as such the year ended April 30, 2011 is referred to as “fiscal 2011”, and the year ended April 30, 2010 is referred to as “fiscal 2010.”

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements for the year ended April 30, 2011 and notes thereto contained on our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2011 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our subsidiaries include the following:

-             Qufu Natural Green;
-             Qufu Shengren;
-             Qufu Shengwang; and
-             Sunwin Tech.

The assets, liabilities and results of operations of the discontinued veterinary segment are classified as Discontinued Operations for all periods presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

Significant estimates include the allowance for doubtful accounts, which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and historical bad debt experience.  This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid instruments with a maturity of three months or less and money market accounts to be cash equivalents. The carrying value of these instruments approximates their fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At July 31 and April 30, 2011, the allowance for doubtful accounts was $1,253,628 and $1,098,240, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

LONG-LIVED ASSETS

The Company reviews and evaluates its long-lived assets, including property and equipment and land use rights, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at July 31, and April 30, 2011 amounted to $55,452 and $118,351, respectively, consisting primarily of VAT taxes payable.

DERIVATIVE LIABILITY

We issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share in connection with an offering of our equity securities in 2007. On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.   At July 31 and April 30, 2011, 22,725 warrants were outstanding, and these warrants will expire March 26, 2012. The exercise price of the warrants is subject to reset adjustment in the event of price reduction.  If we issue or sell shares of our common stock for an amount less than the exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares. The outstanding warrants have been determined to not be indexed to our stock and are carried at their fair value as a derivative liability. For the three months ended July 31, 2011 and 2010, the change in fair value of the derivative liability was not material.

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	July 31, 2011	April 30, 2011
Dividend Yield	0%	0%
Volatility	106%	107%
Risk Free Rate	0.16%	0.22%
Expected Term (Years)	0.64	0.89
Asset Price	$0.32	$0.36
Exercise Price	$0.15	$0.15

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow ASC Section 825-10-50-10 for disclosures regarding the fair value of financial instruments and have adopted ASC Section 820-10-35-37 to measure the fair value of our financial instruments. ASC Section 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC Section 820-10-35-37 did not have an impact on our financial position or operating results, but did expand certain disclosures.

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at July 31 and April 30, 2011, nor were there gains or losses reported in the statement of operations for the three months ended July 31, 2011 and 2010 that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods then ended.

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

At July 31, 2011 and 2010 outstanding purchase warrants which could have resulted in the issuance of 22,725 and 34,630 additional common shares, respectively, were anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the three months ended July 31, 2011 and 2010.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Our other comprehensive income consists of currency translation adjustments. The following table sets forth the computation of comprehensive income for the three months ended July 31, 2011 and 2010, respectively:

	For the Three Months Ended July 31,
	2011	2010
	(unaudited)	(unaudited)
Net loss	$(1,020,319)	$(466,159)
Other comprehensive income (loss), net of tax:
Realized gain of foreign currency translation from sale of subsidiary	-	(1,243,481)
Foreign currency translation gain , net of tax	398,339	283,036
Comprehensive loss	(621,980)	(1,426,604)
Comprehensive loss attributable to noncontrolling interests	34,579	33,389
Comprehensive loss attributable to Sunwin International Neutraceuticals, Inc.	$(587,401)	$(1,393,215)

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2011, we had $10,874,706 on deposit in China, which is not insured. We have not experienced any losses in such accounts through July 31, 2011.

Almost all of our sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, we believe that the concentration of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. We also perform ongoing credit evaluations of our customers to help further reduce potential credit risk.

STOCK BASED COMPENSATION

We account for the grant of stock, stock options, warrants and restricted stock awards in accordance with ASC Section 718, “Compensation - Stock Compensation” and the applicable provisions of ASC Section 505, “Equity”, which requires entities to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis and were not material for the three months ended July 31, 2011 and 2010.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This update is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

NOTE 2 - INVENTORIES

At July 31 and April 30, 2011, inventories consisted of the following:

	July 31, 2011	April 30, 2011
	(unaudited)
Raw materials	$1,075,280	$736,533
Work in process	214,126	179,585
Finished goods	2,394,666	3,099,869
	3,684,072	4,015,987
Less: reserve for obsolete inventory	(709,057)	(688,073)
	$2,975,015	$3,327,914

NOTE 3 - PROPERTY AND EQUIPMENT

At July 31 and April 30, 2011, property and equipment consisted of the following:

	Estimated Life	July 31, 2011	April 30, 2011
		(unaudited)
Office Equipment	5-7 Years	$40,092	$39,568
Auto and Trucks	10 Years	806,636	796,099
Manufacturing Equipment	20 Years	11,529,789	11,364,168
Buildings	20 Years	6,694,887	6,607,434
		19,071,404	18,807,269
Less: Accumulated Depreciation		(5,271,121)	(4,839,305)
		$13,800,283	$13,967,964

For the three months ended July 31, 2011 and 2010, depreciation expense totaled $364,257 and $370,843, respectively.

NOTE 4- LAND USE RIGHTS

Intangible assets consisted of the following:

	Estimated Life	July 31, 2011	April 30, 2011
		(unaudited)
Land Use Right	43.5years	$2,480,959	$2,448,171
Less: Accumulated Amortization		(160,757)	(145,059)
		$2,320,202	$2,303,112

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 For the three month periods ended July 31, 2011 and 2010, amortization expense amounted to $13,648 and $17,265, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – related party

At July 31 and April 30, 2011, we reported $235,055 and $204,664 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered.  Total related party revenues during the three months ended July 31, 2011 and 2010 were $221,395 and $103,539, respectively.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at July 31, and April 30, 2011 totaled $190,560 and $62,664, respectively, and includes prepayments to suppliers for merchandise that had not been shipped to us, services that had not been provided to us and employee advances. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services for which we have paid.

NOTE 7 - STOCKHOLDERS' EQUITY

On April 22, 2011 we entered into a consulting agreement with China Direct Investments, Inc. (“CDI”) to perform consulting services for fiscal 2012 and agreed to a consulting fee of 1,500,000 shares of the Company’s common stock.  On May 6, 2011 we issued 1,000,000 shares of our common stock valued at $343,000 to CDI, which was recognized as consulting expense for the three months ended July 31, 2011.  We recognized $58,750 in stock-based consulting expenses during the three months ended July 31, 2010.   These amounts are reflected in general and administrative expenses in the accompanying consolidated statements of operations.

During the first quarter of fiscal 2011, we issued 737,750 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds to us of $112,449. A summary of the changes to our outstanding stock warrants during the three months ended July 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2011	26,689,391	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at July 31, 2011 (unaudited)	26,689,391	$0.35

The following information applies to all warrants outstanding at July 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	22,725	0.67	$0.15	22,725	$0.15
$0.35	26,666,666	2.52	$0.35	26,666,666	$0.35
	26,689,391		$0.30	26,689,391	$0.30

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting.”  For the three months ended July 31, 2011 and 2010, we operated in two reportable business segments - (1) sale of natural sweetener (stevioside) and (2) the sale of traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the three months ended July 31, 2011 is as follows:

(Unaudited)	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Net revenues	$2,091,131	$757,315	$-	$2,848,446
Interest income	$10,442	$2,006	$3,781	$16,229
Depreciation and amortization	$358,518	$19,387	$-	$377,905
Net loss from continuing operations	$(374,352)	$(215,595)	$(430,372)	$(1,020,319)

Segment assets	$28,792,387	$3,574,625	$525,769	$32,892,781

Condensed information with respect to these reportable business segments for the three months ended July 31, 2010 is as follows:

(Unaudited)	Stevioside	Chinese Medicines	Corporate and Other	Consolidated
Net revenues	$1,836,117	$494,438	$-	$2,330,555
Interest income	$7,537	$2,226	$-	$9,763
Depreciation and amortization	$370,412	$17,696	$-	$388,108
Net loss from continuing operations	$(47,502)	$(143,604)	$(146,206)	$(337,312)

NOTE 9 – DISCONTINUED OPERATIONS

In June 2010, as part of our strategy to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines, and also to eliminate subsidiaries with minimal operations, we elected to sell our Veterinary Medicine division and to dissolve Sunwin Canada and reclassified the subsidiaries as “Discontinued Operations” beginning with our financial statements for the first quarter of fiscal 2011. The assets and liabilities, as well as the results of operations, of the discontinued subsidiary are classified as “Discontinued Operations” for the three months ended July 31, 2011 and 2010.

The following tables set forth the financial results of the discontinued operations for the three months ended July 31, 2011 and fiscal 2010.

	Three Months Ended July 31,
	2011	2010
Revenues	$-	$326,284
Cost of Revenue	-	203,489
Gross profit	-	122,795
Operating and other non-operating expenses	-	(258,087)
Loss from discontinued operations	-	(135,292)
Gain from disposal of discontinued operations	-	11,450
Total loss from discontinued operations	$-	$(123,842)

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued and determined there were no subsequent events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Risk Factors, audited financial statements and Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for fiscal 2011.

We are on a fiscal year ending April 30, as such the year ended April 30, 2011 is referred to as “fiscal 2011” and the year ending April 30, 2012 is referred to as “fiscal 2012.”  Also, the three month period ending July 31, 2011 is our first quarter and is referred to as the “first quarter of fiscal 2012.” Likewise, the three month period ending July 31, 2010 is referred to as the “first quarter of fiscal 2011.”

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers. During 2011 and 2010 our operations were organized in two operating segments related to our Stevioside and Chinese Medicine product lines.

In May 2011, we and WILD Flavors agreed with Domino Foods, Inc. (“Domino Sugar”) to collaborate in offering natural sweeteners made from all natural products, such as cane sugar, rice, malt and stevia, to the food and beverage industry.  The three companies have agreed to focus their efforts to introduce a wide range of all natural, low calories and no calorie sweetening solutions that contain Sunwin Stevia™.  These innovative sweeteners may include both natural and artificial sweeteners plus sophisticated flavor modifiers based on the needs and demands of specific customers. In furtherance of these collaboration efforts, we are in the final stages of continuing negotiations with Domino Sugar for an agreement to distribute products jointly developed by WILD Flavors and Domino Sugar that include our stevia products.

Domino Sugar is the largest marketer of refined sugar in the United States and its affiliates produce and market the nationally recognized Domino®, C&H® and Florida Crystals® brands.  In addition to the most comprehensive assortment of refined cane sugar products, Domino Sugar also produces brown rice syrup, evaporated cane juice, fondants, honey, invert sugar, malt and molasses, as well as flavor and texture modifiers.  Based on this wide assortment of sweeteners, Domino Sugar has built long-term, outstanding business relationships with many consumer product companies, retailers, foodservice operators and distributors.

We are continuing our discussions with WILD Flavors to revise the Sunwin USA Operating Agreement and the February 5, 2009 Distribution Agreement we entered into with WILD Flavors in light of our collaboration efforts and proposed business relationship with Domino Sugar. We anticipate that Sunwin USA’s current operations may no longer be required. Also, we plan to continue our collaboration with WILD Flavors on the expansion opportunities in the European Union (“EU”) following the recent determination by the EU Standing Committee on Food Chain and Animal Health that stevia is safe for use in food ingredients throughout the EU.

While we expect to finalize agreements with Domino Sugar and WILD Flavors in the second quarter of fiscal 2012, there can be no assurances that we will be able to finalize these agreements on terms acceptable to us or at all.

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

OnlySweet™ is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  Given our strategy to develop new products in collaboration with Domino Sugar that contain our stevia products, we are evaluating our strategy for the sale and distribution of OnlySweet™.

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

Chinese Medicines Segment
In our Chinese Medicine segment, we manufacture and sell approximately 325 different extracts, including traditional Chinese medicine extracts and purified extracts, which may include active parts and monomer compounds such as soy isofavone.

Discontinued Operations
In June 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines.  On July 31, 2010 we exited all business activities related to our veterinary medicine business through the sale of our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our president and chairman of the Board of Directors, in exchange for 7,818,545 shares of our common stock owned by Mr. Zhang, valued at $3.7 million, which we subsequently cancelled.  We recorded a gain on the sale of this business in the amount of approximately $11,000. As a result of the above-referenced transaction, the assets, liabilities, and results of operations of the discontinued subsidiary have been reclassified as “Discontinued Operations” for fiscal 2012 and 2011.  Accordingly, the discussion of our results of operations that follows is based upon our continuing Stevioside and Chinese Medicine operations.

Our Performance
 Our total revenues of $2.8 million in the first quarter of fiscal 2012 increased by 22.2% compared with the first quarter of fiscal 2011, while our gross margin decreased to 12.8% from 23.1% over the same period.  Our total operating expenses in the first quarter of fiscal 2012 increased by approximately $0.4 million compared to the first quarter of fiscal 2011.  Our loss from continuing operations for the first quarter of fiscal 2012 was $0.9 million, compared to $0.3 million in the same period in fiscal 2011.  The decline in our operating performance for the first quarter of fiscal 2012 was primarily a function of lower gross margins in both of our operating segments and higher stock-based consulting expenses.

Our Outlook
We continue to believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU.  We expect our negotiations with Domino Sugar will lead to a distribution agreement with them for products jointly developed by WILD Flavors and Domino Sugar that include our stevia products.  We believe that this agreement will provides us with the opportunity to enter the U.S. consumer products market with new products that incorporate our high grade stevia extracts. Our management believes that the decision to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts will lead to sustainable growth in stevia shipments in the future.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations for the three-month periods ended July 31, 2011 and 2010.  The percentages represent each line item as a percentage of revenues.

For the Three Months Ended July 31, 2011
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$757,315	100.0%	$2,091,131	100.0%	$-	$2,848,446	100.0%
Cost of goods sold	731,992	96.7%	1,752,598	83.8%	-	2,484,590	87.2%
Gross profit	25,323	3.3%	338,533	16.2%	-	363,856	12.8%
Other operating expenses	241,836	31.9%	724,439	34.6%	434,153	1,400,428	49.2%
Other income	918	0.1%	11,554	0.6%	3,781	16,253	0.6%
Loss from continuing operations
before taxes and
noncontrolling interest	$(215,595)	-28.5%	$(374,352)	-17.9%	$(430,372)	$(1,020,319)	(35.8)%

For the Year Ended July 31, 2010
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$494,438	100.0%	$1,836,117	100.0%	$-	$2,330,555	100.0%
Cost of goods sold	399,351	80.8%	1,392,791	75.9%	-	1,792,142	76.9%
Gross profit	95,087	19.2%	443,326	24.1%	-	538,413	23.1%
Other operating expenses	240,917	48.7%	499,429	27.2%	146,206	886,552	38.0%
Other income (expense)	2,226	0.5%	8,601	0.5%	-	10,827	0.5%
Loss from continuing operations
before taxes and
noncontrolling interest	$(143,604)	-29.0%	$(47,502)	-2.6%	$(146,206)	$(337,312)	(14.5)%

Total revenues in the first quarter of fiscal 2012 increased by $0.5 million, or 22.2%, as compared to the first quarter of fiscal 2011. Stevioside revenues, which comprised 73.4% and 78.8% of our revenues for the first quarter of fiscal 2012 and fiscal 2011, respectively, increased by $0.3 million, or 13.9%, while revenues in our Chinese Medicine segment increased by 0.3 million, or 53.2%. The increase in Stevioside revenues was mainly the result of higher sales in the U.S. markets through our distribution agreement with WILD Flavors as well as sales increases to Chinese manufacturers who use our products as raw materials.

Cost of revenues in the first quarter of fiscal 2012 increased by $0.7 million, as compared to the first quarter of fiscal 2011. Gross margin on Stevioside sales decreased during the first quarter of fiscal 2012 to 16.2%, compared with 24.1% in the same period of fiscal 2011.  The Chinese Medicine gross margin decreased to 3.3% in the current quarter compared to 19.2% in the first quarter of fiscal 2011. As a result, consolidated gross margin for the first quarter of fiscal 2012 was 12.8%, as compared to 23.1% in the same period of fiscal 2011. The lower gross margins for Stevioside were mainly attributable to increased competition in both the domestic and international markets resulting in downward pressure on pricing. The lower gross margin for Chinese Medicine is mainly due to continued increases in the cost of raw materials.

Operating expenses increased by $0.5 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  Stock-based consulting expenses pertaining to investor relations, accounting, SEC compliance and business and strategic advisory services increased by $0.3 million during the quarter. In addition, bad debt expense pertaining to the Stevioside segment increased by $0.1 million during the quarter.

Loss from continuing operations in the first quarter of fiscal 2012 was $1.0 million, compared to $0.3 million in the first quarter of fiscal 2011.  The increase is mainly due to lower gross margins and higher operating expenses.  The total loss from discontinued operations was $0.1 million in the first quarter of fiscal 2011, with no comparable amount in fiscal 2012.  Net loss in the first quarter of fiscal 2011 was $1.0 million, compared to $0.5 million in the same period of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  The following table provides a comparison of the components of our working capital between July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011	Increase (Decrease)%
Current assets:	(Unaudited)
Cash	$10,891,434	$10,563,413	$328,021	3.1%
Accounts receivable, net	1,903,409	2,080,332	(176,923)	(8.5)%
Accounts receivable-related party	235,055	204,664	30,391	14.8%
Note receivable	572,012	505,260	66,752	13.2%
Inventories, net	2,975,015	3,327,914	(352,899)	(10.6)%
Prepaid taxes	4,811	43,359	(38,548)	(88.9)%
Prepaid expenses and other current assets	190,560	62,664	127,896	204.1%
Total current assets	$16,772,296	$16,787,606	$(15,310)	(0.1)%

Current liabilities:
Accounts payable and accrued expenses	$2,671,754	$2,495,776	$175,978	7.1%
Taxes payable	55,452	118,351	(62,899)	(53.1)%
Derivative liability	5,203	5,203	-	0.0%
Total current liabilities	$2,732,409	$2,619,330	$113,079	4.3%

At July 31 and April 30, 2011, we had working capital of $14.0 million and $14.2 million, respectively.  Our cash balance at July 31, 2011 was $10.9 million, as compared to cash of $10.6 million at April 30, 2011. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months. We currently have no significant capital expenditure commitments.

Accounts receivable, net of allowance for doubtful accounts and including accounts receivable from related parties, decreased by $0.1 million during the first quarter of fiscal 2012, mainly due to the increase in the allowance for doubtful accounts. The days’ sales outstanding in accounts receivable decreased to 71 days as of July 31, 2011, as compared to 79 days as of April 30, 2011.

At July 31, 2011 inventories, net of reserve for obsolescence, totaled $3.0 million, as compared to $3.3 million as of April 30, 2011. The decrease is mainly due to a reduction in finished goods in our stevioside business partially offset by an increase in raw materials.

During the third quarter of fiscal 2011 we loaned $0.5 million to a subsidiary of China Direct Investments, Inc., our corporate management services provider. The maturity date of this loan is December 31, 2011.

Our accounts payable and accrued expenses were $2.7 million at July 31, 2011, an increase of $0.2 from April 30, 2011. This balance, as well as that of V.A.T. taxes payable, is subject to the timing of payments for balances due related to purchases made in the ordinary course of business.

Net cash provided by operating activities was $0.2 million during the first quarter of fiscal 2012, as compared to $0.8 million for the first quarter of fiscal 2011. The following table summarizes the components of cash flow from operations for the first quarter of fiscal 2012 and fiscal 2011:

	2011	2010
Net loss from continuing operations	$(1,020,319)	$(466,159)
Depreciation, amortization, stock-based
compensation and other non-cash
gains and losses	860,414	511,122
Increase in accounts receivable	(26,790)	(234,709)
Decrease in inventory	381,396	40,512
Increase in accounts payable,
accrued expenses and other payables	282,795	850,027
Discontinued operations	-	-
Other, net	(291,348)	92,576
Total cash provided by operating activities	$186,148	$793,369

Net cash used in investing activities totaled approximately $7,000 during the first quarter of fiscal 2012, as compared to $0.1 million in the first quarter of fiscal 2011, and was comprised of capital expenditures. The capital expenditures in fiscal 2011 were largely the result of the initiatives we undertook to meet the food safety standards and achieve the necessary certifications mandated by large consumer product companies that we expect to target as customers for our Stevioside business.

Net cash provided by financing activities totaled $0.1 million during the first quarter of fiscal 2011, comprised entirely of proceeds from the exercise of common stock purchase warrants, with no comparable amount in fiscal 2012.

The functional currency of our Chinese subsidiaries is the Chinese Renminbi (“RMB”). Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2011.

In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of the PRC. Our cash position by geographic area is as follows:

	July 31, 2011	April 30, 2011
	(Unaudited)
China	$10,874,706	$10,532,233

United States	16,728	31,180
Total	$10,891,434	$10,563,413

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Estimates
Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and historical bad debt experience.  This evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic crises, including that of the PRC, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants. We also rely on assumptions and estimates to calculate our reserve for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions of expiration of our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets.

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2011.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of July 31, 2011 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Our management believes that our disclosure controls and procedures provide a reasonable level of assurance of achieving their objectives. Our management does not expect, however, that our disclosure controls and procedures or internal financial controls will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2011 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2011 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit

Number		Description
10.21	*	Consulting Agreement between China Direct Investments, Inc. and Sunwin International Neutraceuticals, Inc dated April 22, 2011.
31.1	*	Section 302 Certificate of Chief Executive Officer
31.2	*	Section 302 Certificate of Chief Financial Officer
32	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* - Filed herewith.
** - In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: September 14, 2011	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 14, 2011	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer