Form 10-Q
period 2011-10-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2011-12-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended October 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 9, 2011 there were 157,356,137 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED October 31, 2011

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2011 as filed with the Securities and Exchange Commission:

-	Our ability to complete agreements with Wild Flavors.
-	Our revenues have declined in the past two fiscal years and there are no assurances they will return to historic levels in future periods;
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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2011 is referred to as “fiscal 2011” and the year ending April 30, 2012 is referred to as “fiscal 2012.”  Also, the three month period ending October 31, 2011 is our second quarter and is referred to as the “second quarter of fiscal 2012”; the six month period ending October 31, 2011 is referred to as the “first six months of fiscal 2012". Likewise, the three month period ending October 31, 2010 is referred to as the “second quarter of fiscal 2011”; the six month period ending October 31, 2010 is referred to as the “first six months of fiscal 2011”.

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

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, a 55% owned equity method investment;

-	“Sunwin Canada” refers to our formerly wholly owned subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation, which was dissolved in August 2010

-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang; and

-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

We also use the following terms when referring to certain related and other parties:

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

-	“WILD Flavors” refers to WILD Flavors, Inc., a Delaware corporation.

-	“Domino Sugar” refers to Domino Foods, Inc., the largest marketer of refined sugar in the United States.

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	April 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$7,994,100	$10,563,413
Accounts receivable, net of allowance for doubtful accounts of $1,164,678 and $1,098,240, respectively	2,028,933	2,080,332
Accounts receivable - related party	688,870	204,664
Notes receivable	523,699	505,260
Inventories, net	4,282,908	3,327,914
Prepaid taxes	4,873	43,359
Prepaid expenses and other current assets	1,349,213	62,664
Total Current Assets	16,872,596	16,787,606
Property and equipment, net	13,353,426	13,967,964
Land use rights	2,336,515	2,303,112
Total Assets	$32,562,537	$33,058,682
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,271,897	$2,495,776
Taxes payable	28,312	118,351
Derivative liability	5,203	5,203
Total Current Liabilities	3,305,412	2,619,330
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 156,856,137 and 155,522,809 shares issued and outstanding on October 31 and April 30, 2011, respectively	156,856	155,523
Additional paid-in capital	30,941,122	28,390,279
Accumulated deficit	(6,881,176)	(4,477,522)
Accumulated other comprehensive income	5,040,323	4,262,044
Total Sunwin International Neutraceuticals, Inc. stockholders' equity	29,257,125	28,330,324
Noncontrolling interest	-	2,109,028
Total Stockholders' Equity	29,257,125	30,439,352
Total Liabilities and Stockholders' Equity	$32,562,537	$33,058,682

The accompanying notes are an integral part of these unaudited financial statements.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2011	2010	2011	2010
Revenues:
Revenues	$2,874,189	$2,275,210	$5,501,240	$4,502,226
Revenues - related party	692,981	25,851	914,376	129,390
Total revenues	3,567,170	2,301,061	6,415,616	4,631,616
Cost of revenues	2,876,034	1,875,606	5,360,624	3,667,748
Gross profit	691,136	425,455	1,054,992	963,868
Operating expenses:
Loss on equity investment	-	28,413	-	95,967
Loss on disposition of property and equipment	674,675	-	674,675	-
Selling expenses	253,314	142,770	402,397	257,298
General and administrative expenses	482,725	736,812	1,734,070	1,441,282
Total operating expenses	1,410,714	907,995	2,811,142	1,794,547
Operating loss	(719,578)	(482,540)	(1,756,150)	(830,679)
Other income:
Gain on change in fair value of derivative liability	-	3,344	-	6,634
Other (expense) income	(57,080)	2,681	(57,056)	455
Interest income	16,264	8,434	32,493	18,197
Total other (expense) income	(40,816)	14,459	(24,563)	25,286
Loss from continuing operations before income taxes and noncontrolling interest	(760,394)	(468,081)	(1,780,713)	(805,393)
Discontinued operations:
Loss from discontinued operations	-	(444)	-	(135,736)
Gain on disposal of discontinued operations	-	-	-	11,450
Total loss from discontinued operations	-	(444)	-	(124,286)
Loss before income taxes and noncontrolling interest	(760,394)	(468,525)	(1,780,713)	(929,679)
Income taxes	-	(5,082)	-	(10,087)
Net loss	(760,394)	(473,607)	(1,780,713)	(939,766)
Less: loss attributable to noncontrolling interest	19,679	30,666	54,258	64,055
Net loss attributable to Sunwin International Neutracueticals, Inc.	$(740,715)	$(442,941)	$(1,726,455)	$(875,711)
Comprehensive Income (Loss):
Net loss	(760,394)	(473,607)	(1,780,713)	(939,766)
Gain on foreign currency translation	379,940	568,981	778,279	852,017
Total Comprehensive income (loss)	$(380,454)	$95,374	$(1,002,434)	$(87,749)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Loss from discontinue operations	(0.00)	(0.00)	(0.00)	(0.00)
Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	156,856,137	155,595,888	156,713,593	159,019,533
Amount attributable to Sunwin International Neutracueticals, Inc.
Loss from continuing operations, net of tax	$(740,715)	$(442,497)	$(1,726,455)	$(751,425)
Loss from discontinued operations, net of tax	-	(444)	-	(124,286)
Net loss attributable to Sunwin International Neutracueticals, Inc.	$(740,715)	$(442,941)	$(1,726,455)	$(875,711)

The accompanying notes are an integral part of these unaudited financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,780,713)	$(939,766)
Total loss from discontinued operations	-	(124,286)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	725,660	747,257
Gain on change in fair value of derivative liability	-	(6,634)
Amortization of land use right	27,493	26,040
Loss on disposition of property and equipment	674,675	-
Loss on equity investment	-	95,967
Stock issued in exchange for services	446,331	98,750
Allowance for doubtful accounts	37,000	261,905
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	7,348	(455,280)
Accounts receivable - related party	(471,616)	114,789
Inventories	(854,439)	439,263
Prepaid expenses and other current assets	(1,265,601)	(123,256)
Tax receivable	39,029	-
Accounts payable and accrued expenses	725,478	1,044,026
Taxes payable	(116,612)	(20,515)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,805,967)	1,406,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in equity acquisition	(626,125)	-
Proceeds from loan receivable	50,000	-
Increase in loan receivable	(7,373)	-
Purchases of property and equipment	(418,306)	(89,991)
NET CASH USED IN INVESTING ACTIVITIES	(1,001,804)	(89,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	112,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	112,449
EFFECT OF EXCHANGE RATE CHANGES ON CASH	238,459	269,249
NET CHANGE IN CASH	(2,569,312)	1,698,539
Cash at the beginning of the period	10,563,413	10,416,522
Cash at the end of the period	$7,994,100	$12,115,061
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares cancelled in disposal of subsidiary	$-	$3,674,716

The accompanying notes are an integral part of these unaudited financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

In June 2010 we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines.  Consequently, we have exited all business activities related to our veterinary medicines and sold our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our President and Chairman of the Board of Directors on July 31, 2010.  See Note 10 – Discontinued Operations.

Stevioside Segment

Stevioside, whose content includes rebaudioside, is an all natural, low calorie sweetener extracted from the leaves of the stevia rebaudiana plant.  Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets.

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

On September 30, 2011, Qufu Shengwang purchased the 40% equity interest in Qufu Shengwang owned by our Korean partners, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of October 31, 2011 has been eliminated to reflect our 100% interest in Qufu Shengwang. We plan to use these stevia production assets in our current operations to meet expected demand.

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

Sunwin USA

In fiscal 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned Sunwin USA in the marketing and worldwide distribution of our stevioside based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In exchange WILD Flavors agreed to provide Sunwin USA with sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009. We are in discussions with WILD Flavors regarding the management of Sunwin USA and its distribution agreement in light of our collaboration efforts and business relationship with Domino Sugar.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We are on a fiscal year ending April 30; as such, the year ended April 30, 2012 is referred to as “fiscal 2012”, and the year ended April 30, 2011 is referred to as “fiscal 2011.”

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

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2011 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended October 31, 2011 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment, the allowance for doubtful accounts and the fair value of embedded derivatives related to the outstanding warrants to purchase our common stock.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2011, we held $7,988,151 of our cash and cash equivalents with commercial banking institutions in the People's Republic of China ("PRC"), and $5,949 with banks in the United States. As of April 30, 2011, we held $10,532,233 of our cash and cash equivalents with commercial banking institution in PRC, and $31,180 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2011.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At October 31 and April 30, 2011, the allowance for doubtful accounts was $1,164,678 and $1,098,240, respectively.

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

LONG-LIVED ASSETS

We review and evaluate on an annual basis our long-lived assets, including property and equipment and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. We conducted an impairment evaluation of our long-lived assets during this quarter and found that there was no impairment as of October 31, 2011.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at October 31, and April 30, 2011 amounted to $28,312 and $118,351, respectively, consisting primarily of VAT taxes payable.

DERIVATIVE LIABILITY

We issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share in connection with an offering of our equity securities in 2007. On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  At October 31 and April 30, 2011, 22,725 warrants were outstanding, and these warrants will expire March 26, 2012. The exercise price of the warrants is subject to reset adjustment in the event of price reduction.  If we issue or sell shares of our common stock for an amount less than the exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares. The outstanding warrants have been determined to not be indexed to our stock and are carried at their fair value as a derivative liability. For the six months ended October 31, 2011 and 2010, the change in fair value of the derivative liability was not material.

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	October 31, 2011	April 30, 2011
Dividend Yield	0%	0%
Volatility	109%	107%
Risk Free Rate	0.06%	0.22%
Expected Term (Years)	0.39	0.89
Asset Price	$0.39	$0.36
Exercise Price	$0.15	$0.15

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Section 825-10-50-10 for disclosures regarding the fair value of financial instruments and have adopted ASC Section 820-10-35-37 to measure the fair value of our financial instruments. ASC Section 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC Section 820-10-35-37 did not have an impact on our financial position or operating results, but did expand certain disclosures.

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, notes receivable, prepayments and other current assets, accounts payable, taxes payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

With the exception of derivative liabilities, we do not have any other assets or liabilities measured at fair value on a recurring or a non-recurring basis.

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

At October 31, 2011 and 2010 outstanding purchase warrants which could have resulted in the issuance of 22,725 additional common shares, was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the three and six months ended October 31, 2011 and 2010.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

Our functional currency is the Chinese Renminbi (“RMB”).  In accordance with ASC 830-20-35, the financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“$”) was made at the following exchange rates for the respective periods:

As of April 30, 2011	RMB 6.4918 to $1.00
As of October 31, 2011	RMB 6.3255 to $1.00

Six months ended October 31, 2011	RMB 6.4222 to $1.00
Six months ended October 31, 2010	RMB 6.78068 to $1.00

Three months ended October 31, 2011	RMB 6.3756 to $1.00
Three months ended October 31, 2010	RMB 6.7252 to $1.00

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2011, we had $7,988,151 on deposit in China, which is not insured. We have not experienced any losses in such accounts through October 31, 2011.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis and were not material for the three and six months ended October 31, 2011 and 2010.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. The adoption of ASU 2011-08 does not have an impact on our consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”). The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit is greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have an impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  There was no material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary, which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC Topic 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets.  This guidance was effective on January 1, 2010. We have adopted this guidance and it did have an effect on the accompanying consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topic 505, “Equity,” and ASC Topic 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INVENTORIES

At October 31 and April 30, 2011, inventories consisted of the following:

	October 31, 2011	April 30, 2011
	(unaudited)
Raw materials	$1,815,294	$736,533
Work in process	183,810	179,585
Finished goods	3,001,996	3,099,869
	5,001,100	4,015,987
Less: reserve for obsolete inventory	(718,192)	(688,073)
	$4,282,908	$3,327,914

NOTE 4 - PROPERTY AND EQUIPMENT

At October 31 and April 30, 2011, property and equipment consisted of the following:

	Estimated Life	October 31, 2011	April 30, 2011
		(unaudited)
Office Equipment	5-7 Years	$42,300	$39,568
Auto and Trucks	10 Years	826,169	796,099
Manufacturing Equipment	20 Years	11,229,908	11,364,168
Buildings	20 Years	6,685,298	6,607,434
		18,783,675	18,807,269
Less: Accumulated Depreciation		(5,430,249)	(4,839,305)
		$13,353,426	$13,967,964

For the six months ended October 31, 2011 and 2010, depreciation expense totaled $725,660 and $747,257, respectively. During the second quarter of fiscal 2012, we disposed of obsolete manufacturing equipment and incurred a loss on disposition of $674,675, which is included in our statement of operations.

NOTE 5- LAND USE RIGHTS

Intangible assets consisted of the following:

	Estimated Life	October 31, 2011	April 30, 2011
		(unaudited)
Land Use Right	42.5years	$2,513,300	$2,448,171
Less: Accumulated Amortization		(176,785)	(145,059)
		$2,336,515	$2,303,112

 For the six month periods ended October 31, 2011 and 2010, amortization expense amounted to $27,493 and $26,040, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Receivable – related party

At October 31 and April 30, 2011, we reported $688,870 and $204,664 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered. Total related party revenues for the three months ended October 31, 2011 and 2010 were $692,981 and $25,851, respectively, and for the six months ended October 31, 2011 and 2010 were $914,376 and $129,390, respectively.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at October 31, and April 30, 2011 totaled $1,349,213 and $62,664, respectively. As of October 31, 2011, prepaid expenses and other current assets includes $717,097 deposit for apartment units, $504,309 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $127,807 for employee advances. We recognize prepayments in inventory as suppliers make delivery of goods, and as an expense when providers provide the services.

On August 25, 2011, Qufu Natural Green Engineering Co., Ltd. entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for use certain employees. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, will be due in December 2011, with the balance, or approximately $478,066, upon completion of the ownership documents and transfer of the apartment units to us.

Prepaid expense and other current assets at April 30, 2011 of $62,664 represent prepayments to suppliers for merchandise that had not been shipped to us, services that had not been provided to us and employee advances.

NOTE 8 - STOCKHOLDERS' EQUITY

On May 9, 2011, we issued Yefu Sun 333,328 shares of our common stock for legal services pursuant to an agreement we entered into with Mr. Sun in December 2009 and amended in March 2010.  The shares were part of our agreement to issue Mr. Sun a total of 1,000,000 shares as compensation for services over a 24 month period because there was no performance commitment at the date of the agreement. We recognized compensation expense based on the fair value of our common stock at each interim reporting date.  In connection with this share issuance, $103,331 in stock-based consulting expense was recognized during the six months ended October 31, 2011.

On April 22, 2011 we entered into a consulting agreement with China Direct Investments, Inc. (“CDI”) to perform consulting services for fiscal 2012 and agreed to a consulting fee of 1,500,000 shares of the Company’s common stock.  On May 6, 2011 we issued 1,000,000 shares of our common stock valued at $343,000 to CDI, which was recognized as consulting expense for the six months ended October 31, 2011. We recognized $98,750 in stock-based consulting expenses during the six months ended October 31, 2010. These amounts are reflected in general and administrative expenses in the accompanying consolidated statements of operations.

During the second quarter of fiscal 2011, we issued 749,655 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds to us of $112,449. A summary of the changes to our outstanding stock warrants during the six months ended October 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2011	26,689,391	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at October 31, 2011 (unaudited)	26,689,391	$0.35

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following information applies to all warrants outstanding at October 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	22,725	0.39	$0.15	22,725	$0.15
$0.35	26,666,666	2.33	$0.35	26,666,666	$0.35
	26,689,391		$0.35	26,689,391	$0.35

NOTE 9 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”,  for the six months ended October 31, 2011 and 2010, we operated in two reportable business segments - (1) natural sweetener (stevioside) and (2) traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed financial information with respect to these reportable business segments for the three months ended October 31, 2011 and 2010 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2011	2010	2011	2010	2011	2010	2011	2010
Net revenues	$852,110	$521,097	$2,715,060	$1,779,964	$-	$-	$3,567,170	$2,301,061
Interest income	$4,133	$12	$8,539	$8,422	$3,592	$-	$16,264	$8,434
Depreciation and amortization	$19,375	$18,357	$355,873	$366,832	$-	$-	$375,248	$385,189
Loss from continuing operations before taxes and noncontrolling interest	$(170,331)	$(48,314)	$(571,031)	$(387,800)	$(19,032)	$(31,967)	$(760,394)	$(468,081)
Segment assets	$9,647,926	$4,568,775	$22,443,029	$32,188,362	$471,582	$598,554	$32,562,537	$37,355,691

Condensed financial information with respect to these reportable business segments for the six months ended October 31, 2011 and 2010 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2011	2010	2011	2010	2011	2010	2011	2010
Net revenues	$1,609,425	$1,015,535	$4,806,191	$3,616,081	$-	$-	$6,415,616	$4,631,616
Interest income	$6,139	$2,238	$18,981	$15,959	$7,373	$-	$32,493	$18,197
Depreciation and amortization	$38,762	$36,053	$714,391	$737,244	$-	$-	$753,153	$773,297
Loss from continuing operations before taxes and noncontrolling interest	$(385,926)	$(191,918)	$(945,383)	$(435,302)	$(449,404)	$(178,173)	$(1,780,713)	$(805,393)
Segment assets	$9,647,926	$4,568,775	$22,443,029	$32,188,362	$471,582	$598,554	$32,562,537	$37,355,691

NOTE 10 – DISCONTINUED OPERATIONS

In June 2010, as part of our strategy to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines, and also to eliminate subsidiaries with minimal operations, we elected to sell our Veterinary Medicine division and to dissolve Sunwin Canada and reclassified the subsidiaries as “Discontinued Operations” beginning with our financial statements for the first quarter of fiscal 2011. The assets and liabilities, as well as the results of operations, of the discontinued subsidiary are classified as “Discontinued Operations” for the three and six months ended October 31, 2011 and 2010.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the financial results of the discontinued operations for the three and six months ended October 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$326,284
Cost of Revenue	-	-	-	203,489
Gross profit	-	-	-	122,795
Operating expenses	-	444	-	258,531
Loss from discontinued operations	-	(444)	-	(135,736)
Gain from disposal of discontinued operations	-	-	-	11,450
Total loss from discontinued operations	$-	$(444)	$-	$(124,286)

NOTE 11-COMMITMENTS AND CONTIGENCIES

On August 25, 2011, Qufu Natural Green Engineering Co., Ltd. entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for use by certain employees. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, will be due in December of 2011, with the balance, or approximately $478,066, upon completion of the ownership documents and transfer of the apartment units to us.

NOTE 12 - SUBSEQUENT EVENTS

Supply agreement with Domino Foods, Inc.

On December 2, 2011, we signed a supply agreement with Domino Foods, Inc. (“Domino Sugar”) to sell our Reb A 60 and higher grades of stevia. This new supply agreement is effective through December 31, 2012, and will be renewable thereafter from month to month unless terminated by either party upon 30 days notice. The agreement provides that quantities and prices for the stevia ingredients will be included in purchase orders which will include agreed on pricing. Payments will be made on account on a net 30 days basis.

Strategic Plans to dispose of Chinese Medicine Segment

 Currently we are evaluating alternatives as to the potential disposition of the Chinese Medicines segment to further streamline our product offering and focus our business on producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese Medicines segment has also been influenced by our concerns on the profitability of this segment in the near future. The competition in Chinese Medicine market has strengthened over the past few months, causing further reductions in our already low margins in this segment compared to last year. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment. These measures are expected to further increase our purchase cost on raw materials and production cost in the coming quarters and beyond. We will make the final determination on the sale of the Chinese Medicines segment subsidiary during the second half of fiscal year 2012.

Shares issued to CDI for consulting services

On November 21, 2011 we issued 500,000 shares of our common stock valued at $181,800 to CDI as consulting expenses pursuant to the agreement dated April 22, 2011. These shares will be recognized as consulting expenses during the six months period ended April 30, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited consolidated financial statements and footnotes and our Annual Report on Form 10-K for fiscal 2011.

We are on a fiscal year ending April 30, as such the year ended April 30, 2011 is referred to as “fiscal 2011” and the year ending April 30, 2012 is referred to as “fiscal 2012.”  Also, the three month period ending October 31, 2011 is our second quarter and is referred to as the “second quarter of fiscal 2012”; the six months period ending October 31, 2011 is referred to as the “first six months of fiscal 2012”. Likewise, the three month period ending October 31, 2010 is referred to as the “second quarter of fiscal 2011”; the six months period ending October 31, 2010 is referred to as the “first six months of fiscal 2011”.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the People's Republic of China ("PRC"). We have built an integrated company with the production and distribution capabilities designed to meet the needs of our customers.

During fiscal 2012 and 2011 our operations were organized in two operating segments related to our product lines:

Stevioside, and
Chinese Medicine.

Recent Developments

On September 30, 2011, Qufu Shengwang Stevia Biology and Science Company, Limited,("Qufu Shengwang") repurchased the 40% equity interest in Qufu Shengwang owned by Korea Stevia Company, Limited, for $626,125 in cash. As a result of this purchase, we own 100% of the equity interest in Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of October 31, 2011 has been eliminated to reflect our 100% interest in Qufu Shengwang.  We plan to use these stevia production assets in our current operations to meet expected demand.

In furtherance of our efforts to move toward production of organic, all natural and low calorie products and to enhance our international position and market penetration as a Stevia producer along with our distribution partners around the world, we underwent an extensive audit in 2011 by CERES GmbH, an international organization that specializes in inspection and certification in the areas of organic farming and food processing. Upon completion of their audit in November 2011, CERES GmbH notified us that our stevia extracts production process had been certified organic and free of synthetic chemical inputs and uses clean and sanitized procedures that avoid chemical contamination under standards established by the USDA National Organic Program and European Commission (EC) 834/2007 and EC 889/2008.

On December 2, 2011, we signed a supply agreement with Domino Sugar to sell our Reb A 60 and higher grades of stevia. This new supply agreement is effective through December 31, 2012, and will be renewable thereafter from month to month unless terminated by either party upon 30 days notice. This supply agreement will enable us to provide a wide range of its FDA GRAS affirmed stevia extracts to Domino Sugar for use in products such as “Domino Lite”, an exciting new lower calorie blend of sugar and stevia now available in the United States. In addition, it will enable Domino Sugar to offer our stevia extracts and sweetening solutions made with Sunwin Stevia™ to Domino Sugar's extensive network of food and beverage industry clients in North America and Europe.

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

We are continuing our discussions with WILD Flavors to revise the Sunwin USA Operating Agreement and the February 5, 2009 Distribution Agreement we entered into with WILD Flavors in light of our collaboration efforts and business relationship with Domino Sugar. We anticipate that Sunwin USA’s current operations may no longer be required. Also, we plan to continue our collaboration with WILD Flavors on the expansion opportunities in the European Union (“EU”) following the recent determination by the EU Standing Committee on Food Chain and Animal Health that stevia is safe for use in food ingredients throughout the EU.

Stevioside Segment

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

OnlySweet™ is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  Based on our strategy to develop new products in collaboration with Domino Sugar that contain our stevia products, we are evaluating our strategy for the sale and distribution of OnlySweet™.

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

Chinese Medicine Segment

In our Chinese Medicine segment, we manufacture and sell approximately 325 different extracts, including traditional Chinese medicine extracts and purified extracts, which may include active parts and monomer compounds such as soy isofavone.

Recently, we developed strategic plans to sell 100% of our interest in the Chinese Medicines segment in 2012 in order to concentrate our operations and business focus on the Stevia segment in light of our new Domino Sugar supply agreement, coupled with our recent organic certification for our stevia extracts production process by the USDA National Organic Program and European Commission, as discussed above.

We are currently evaluating alternatives as to the potential disposition of the Chinese Medicines segment to further streamline our product offering and focus our business on producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese Medicine segment has also been influenced by our concerns on the profitability of this segment in the near future. The competition in Chinese Medicine market has strengthened over the past few months, causing further reductions in our already low margins in this segment compared to last year. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment. These measures are expected to further increase our raw materials and production costs in the coming quarters and beyond. We will make the final determination on the sale of the Chinese Medicines segment subsidiary during the second half of fiscal year 2012.

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

OUR PERFORMANCE

Three months ended October 31, 2011 compared to same period in 2010

 Our total revenues of $3.6 million in the second quarter of fiscal 2012 increased by $1.3 million, or 55.0%, from $2.3 million for the same period in fiscal 2011, while our gross margin increased to 19.4% from 18.5% over the same period in fiscal 2011. One of the drivers for the increase in total revenues is due primarily to related party sales which increased by $0.7 million in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011. Our sales revenues, excluding revenues from related party, increased by $0.6 million, or 26.3%, in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011. Our operating expenses in the second quarter of fiscal 2012 increased by approximately $0.5 million compared with the same period in fiscal 2011. Our net loss from continuing operations for the second quarter of fiscal 2012 was $0.8 million, compared to $0.5 million for the same period in fiscal 2011. The decline in our operating performance for the second quarter of fiscal 2012 was due primarily to higher cost of raw materials, higher selling expenses, and loss on disposition of obsolete property and equipment used in the production of stevia products.

 Six months ended October 31, 2011 compared to same period in 2010

Our total revenues of $6.4 million in the first six months of fiscal 2012 increased by $1.8 million, or 38.5%, compared with the same period in fiscal 2011, while our gross margin decreased to 16.4% from 20.8% over the same period in fiscal 2011. One of the drivers for the increase in total revenues is due primarily to related party sales which increased by $0.8 million in the first six months of fiscal 2012, as compared to the same period in fiscal 2011. Our sales revenues, excluding revenues from related party, increased by $1.0 million, or 22.2%, in the first six months of fiscal 2012 as compared to the same period in fiscal 2011. Our operating expenses during the first six months of fiscal 2012 increased by $1.0 million compared with the same period in fiscal 2011. Our net loss from continuing operations for the first six months of fiscal 2012 was $1.8 million, compared to $0.8 million for the same period in fiscal 2011.

Our operating performance in the first six months of fiscal 2012 was driven by sales volume increase in our Chinese Medicine segment accompanied by an increase in sales volume of lower grades stevia products in our Stevioside segment. However, the actual growth of the international market, especially the U.S. market, was behind expectations as many of our manufacturing customers have ended up with higher inventories, and have reduced their purchases of raw materials.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing in collaboration with WILD Flavors and Domino Sugar to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products has remained low for the first six months of fiscal 2012. In addition, stevia product sales in the first six months of fiscal 2012 continue to be negatively impacted by market conditions in other countries, particularly Japan and South Korea. Furthermore, we continue to encounter strong competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia. As a result, some of our customers reduced purchases of our higher quality grades of stevia in favor of lower quality stevia grades, a trend which began in 2010. The increase in revenues in our Chinese Medicine was due primarily to moderate increases in pricing during the first six months of fiscal 2012 and, more recently, increased livestock breeding resulting in higher demand for these products. The decline in our operating performance for the first six months of fiscal 2012 was due primarily to lower gross margins in both of our operating segments, higher general and administrative expense and loss on disposition of obsolete property and equipment used in the production of stevia products .

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations for the three month periods ended October 31, 2011 and 2010:

October 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Net revenues	$852,110	100.0%	$2,715,060	100.0%	$-	$3,567,170	100.0%
Cost of revenues	739,113	86.7%	2,136,921	78.7%	-	2,876,034	80.6%
Gross profit	112,997	13.3%	578,139	21.3%	-	691,136	19.4%

Total operating expenses	226,394	26.6%	1,161,696	42.8%	22,624	1,410,714	39.6%
Other income(expenses)	(56,934)	-6.7%	12,526	0.5%	3,592	(40,816)	-1.1%

Loss from continuing operations before
taxes and noncontrolling interest	$(170,331)	-20.0%	$(571,031)	-21.0%	$(19,032)	$(760,394)	-21.3%

- 16 -

October 31, 2010
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Net revenues	$521,097	100.0%	$1,779,964	100.0%	$-	$2,301,061	100.0%
Cost of revenues	433,126	83.1%	1,442,480	81.0%	-	1,875,606	81.5%
Gross profit	87,971	16.9%	337,484	19.0%	-	425,455	18.5%

Total operating expenses	138,455	26.6%	734,229	41.2%	35,311	907,995	39.5%
Other income	2,171	0.4%	8,944	0.5%	3,344	14,459	0.6%

Loss from continuing operations before
taxes and noncontrolling interest	$(48,313)	-9.3%	$(387,801)	-21.8%	$(31,967)	$(468,081)	-20.3%

The following table summarizes our results from continuing operations for the six month periods ended October 31, 2011 and 2010:

October 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Net revenues	$1,609,425	100.0%	$4,806,191	100.0%	$-	$6,415,616	100.0%
Cost of revenues	1,471,105	91.4%	3,889,519	80.9%	-	5,360,624	83.6%
Gross profit	138,320	8.6%	916,672	19.1%	-	1,054,992	16.4%

Total operating expenses	468,230	29.1%	1,886,135	39.2%	456,777	2,811,142	43.8%
Other income (expenses)	(56,016)	-3.5%	24,080	0.5%	7,373	(24,563)	-0.4%

Loss from continuing operations before
taxes and noncontrolling interest	$(385,926)	-24.0%	$(945,383)	-19.7%	$(449,404)	$(1,780,713)	-27.8%

October 31, 2010
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Net revenues	$1,015,535	100.0%	$3,616,081	100.0%	$-	$4,631,616	100.0%
Cost of revenues	832,477	82.0%	2,835,271	78.4%	-	3,667,748	79.2%
Gross profit	183,058	18.0%	780,810	21.6%	-	963,868	20.8%

Total operating expenses	379,494	37.4%	1,230,246	34.0%	184,807	1,794,547	38.7%
Other income	4,518	0.4%	14,134	0.4%	6,634	25,286	0.5%

Loss from continuing operations before
taxes and noncontrolling interest	$(191,918)	-18.9%	$(435,302)	-12.0%	$(178,173)	$(805,393)	-17.4%

Revenues

Total revenues in the second quarter of fiscal 2012 increased by $1.3 million, or 55.0%, as compared to the same period in fiscal 2011. Stevioside revenues, which comprised 76.1% and 77.4% of our revenues for the second quarter of fiscal 2012 and fiscal 2011, respectively, increased by approximately $1.0 million, or 52.5%, while revenues in our Chinese Medicine segment increased by $0.3 million, or 63.5%.

The increase in Stevioside revenues was due primarily to higher sales volume of lower grades stevia products in the domestic market to Chinese manufacturers who use our products as raw materials, accompanied with a moderate increase in sales volume in the international market. However, the demand growth for our higher grade stevia products was slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011. International demand growth for our lower grade stevia products as raw materials were hampered by a reduction in purchases due to higher inventory levels at many manufacturers that anticipated higher sales volumes in those same markets. We also experienced pricing pressure as some smaller competitors have liquidated inventories while under financial distress. The increase in Chinese Medicine revenues was due primarily to seasonally higher demand for meat and eggs, resulting in increased livestock breeding, which spurs demand for our products. The livestock breeding industry in China has entered the traditional peek production cycle, in this and the next quarter, in preparation for the annual peak consumption during the Chinese holiday season featured by New Year’s Day and Chinese Spring Festival. Our customers, many of whom are Chinese medicines producers, increased purchases of Chinese medicine raw materials from us in this quarter.

Total revenues for the first six months of fiscal 2012 increased by $1.8 million, or 38.5%, compared to the same period in fiscal 2011. Stevioside revenues, which comprised 74.9% and 78.1% % of our revenues for the first six months of fiscal 2012 and fiscal 2011, respectively, increased by $1.2 million, or 32.9%, while Chinese Medicine revenues increased by $0.6 million, or 58.5%.

The increase in Stevioside revenues was driven by higher sales volume of our lower grade Stevioside products in the domestic market, accompanied by a moderate increase in sales volume of our higher grades stevia products in the export market. In addition, the demand growth for our intermediate and higher grade stevia products was slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011.We also continue to experience significant downward pressure on pricing for some of our products as some of our smaller competitors have been required to liquidate their inventory while under financial distress. We produced 135.1 metric tons of stevioside for the first six months of fiscal 2012 as compared to 78 metric tons during the same period in fiscal 2011.

The increase in Chinese Medicine revenues was due primarily to seasonally higher demand for meat and eggs, resulting in increased livestock breeding, which spurs demand for our products. The livestock breeding industry has entered the traditional peek production cycle, in this and the next quarter, in preparation for the annual peak consumption during the Chinese holiday season featured by New Year’s Day and Chinese Spring Festival.

Cost of Revenues and Gross Margin

Cost of revenues in the second quarter of fiscal 2012 increased by $1.0 million, or 53.3%, as compared to the same period in fiscal 2011, which parallels the overall increase in the volume of sales revenues during this period. Gross margin on Stevioside segment improved slightly during the second quarter of fiscal 2012 to 21.3%, compared to 19.0% for the same period in fiscal 2011. The Chinese Medicine gross margin decreased to 13.3% in the second quarter of fiscal 2012, compared to 16.9% for the same period in fiscal 2011. The lower gross margin for Chinese Medicine was due primarily to continued increases in our cost of our raw materials for this segment. As a result, consolidated gross margin for the second quarter of fiscal 2012 improved slightly to 19.4%, as compared to 18.5% for the same period in fiscal 2011.

 Cost of revenues for the first six months of fiscal 2012 increased by $1.7 million, or 46.2%, compared to the same period in fiscal 2011. Gross margin on Stevioside segment for the first six months of fiscal 2012 was 19.1%, as compared to 21.6% for the same period in fiscal 2011.The lower gross margins for Stevioside was due primarily to increased competition in both the domestic and international markets which resulted in having to charge lower prices for our products to remain competitive. Gross margin on Chinese Medicine was 8.6% in the first six months fiscal 2012, compared to 18.0% for the same period in fiscal 2011. The lower gross margin for Chinese Medicines was due primarily to higher raw material and energy costs. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margins in future periods. Our consolidated gross margin for the first six months of fiscal 2012 was 16.4%, compared to 20.8% for the same period in fiscal 2011.

Total Operating Expenses

Operating expenses increased by $0.5 million, or 55.4%, in the second quarter of fiscal 2012 compared to the same period in fiscal 2011. The increase was due primarily to a $0.7 million loss on disposition of obsolete property and equipment, offset by a $0.3 million decrease in general and administrative expenses. The decrease in general and administrative expenses was due primarily to planned reductions in office and travel related expenses in the Stevioside segment.

Operating expenses increased by $1.0 million, or 56.6%, in the first six months of fiscal 2012 compared to the same period in fiscal 2011. The increase was due primarily to a $0.7 million loss on disposition of obsolete property and equipment charged to operating expense during the second quarter of fiscal 2012, and $0.3 million in general and administrative expenses.

Loss from Operations

Loss from continuing operations in the second quarter of fiscal 2012 was $0.8 million, compared to $0.5 million for the same period in fiscal 2011. The increase was due primarily to higher cost of raw materials, higher selling expenses, and loss on disposition of obsolete property and equipment used in the Stevioside segment. The loss from discontinued operations was $444 in the second quarter of fiscal 2011, with no comparable amount in fiscal 2012. Net loss in the second quarter of fiscal 2012 was $0.8 million, compared to $0.5 million for the same period in fiscal 2011.

Loss from continuing operations in the first six months of fiscal 2012 was $1.8 million, compared to $0.8 million for the same period in fiscal 2011. The increase was due primarily to lower gross margins in both of our operating segments, higher general and administrative expense, and loss on disposition of obsolete property and equipment in the Stevioside segment. The loss from discontinued operations $0.1 million for the first six months of fiscal 2011 with no comparable amount in fiscal 2012.  Our net loss for the first six months of fiscal 2012 was $1.8 million, compared to $0.9 million for the first six months of fiscal 2011.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2012, we will continue to focus on our core business of producing and selling stevia.

o	Some of the recent favorable trends in the stevia segment include:

•Chinese domestic food and beverages, particularly herbal tea manufacturers and in the pharmaceutical industry, have increased the use of steviosides;
•In November 2011, the European Union authorized the use of steviol glucoside derived from the stevia plant for EU-wide use in certain foodstuffs;
•Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia.

•Sunwin was notified in November of 2011 that its stevia extracts production process has been certified organic under standards established by the USDA National Organic Program and European Commission (EC) 834/2007 and EC 889/2008 which will further expand the use of our organic stevia products in the food and beverage industry market in the US and Europe;

•We expect that the supply agreement we signed with Domino Sugar in December 2011 for the sale of our stevia products will further develop our market share and increase sales volumes in the stevia segment over the next year. This agreement will provide us with the opportunity to expand our sales in the U.S. consumer products market with new products that incorporate our high grade stevia extracts;

•The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts will lead to sustainable growth in stevia sales volume in the future

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.  The following table provides a comparison of the components of our working capital between October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011	Increase (Decrease)	Percentage
Current assets:	(Unaudited)
Cash	$7,994,100	$10,563,413	$(2,569,313)	(24.3)%
Accounts receivable, net	2,028,933	2,080,332	(51,399)	(2.5)%
Accounts receivable-related party	688,870	204,664	484,206	236.6%
Note receivable	523,699	505,260	18,439	3.7%
Inventories, net	4,282,908	3,327,914	954,994	28.7%
Prepaid taxes	4,873	43,359	(38,486)	(88.8)%
Prepaid expenses and other current assets	1,349,213	62,664	1,286,549	n/m %
Total current assets	$16,872,596	$16,787,606	$84,990	0.5%

Current liabilities:
Accounts payable and accrued expenses	$3,271,897	$2,495,776	$776,121	31.1%
Taxes payable	28,312	118,351	(90,039)	(76.1)%
Derivative liability	5,203	5,203	-	-%
Total current liabilities	$3,305,412	$2,619,330	$686,082	26.2%

At October 31 and April 30, 2011, we had working capital of $13.6 million and $14.2 million, respectively.  Our cash balance at October 31, 2011 was $8.0 million, as compared to cash of $10.6 million at April 30, 2011. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months. Other than the approximately $478,066 remaining on the purchase price of employee housing, we currently have no significant capital expenditure commitments.

Accounts receivable, net of allowance for doubtful accounts, and including accounts receivable from related parties, increased by $0.4 million during the second quarter of fiscal 2012. The days’ sales outstanding in accounts receivable decreased to 71 days as of October 31, 2011, as compared to 79 days as of April 30, 2011.

At October 31, 2011 inventories, net of reserve for obsolescence, totaled $4.3 million, as compared to $3.3 million as of April 30, 2011. The increase was due primarily to purchases of raw materials for stevia products in anticipation of future demand.

During the third quarter of fiscal 2011 we loaned $0.5 million to a subsidiary of China Direct Investments, Inc., our corporate management services provider. The maturity date of this loan is December 31, 2011.

Our accounts payable and accrued expenses were $3.3 million at October 31, 2011, an increase of $0.8 million from April 30, 2011. This balance, as well as that of V.A.T. taxes payable, is subject to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW (USED IN)/ PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was $1.8 million during the first six months of fiscal 2012, as compared to net cash provided by operating activities of $1.4 million during the first six months of fiscal 2011. The decrease resulting from cash used in operating activities was due primarily to $1.3 million increase in prepaid expenses and other current assets related to advance payments for stevia raw materials and deposits for apartment units contracted for future employees under our talent search plan sponsored by our company. We also used $0.8 million of cash to purchase raw materials inventory in stevia to support future sales under our collaboration agreement with WILD Flavors and Domino Sugar.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $1.0 million during the second quarter of fiscal 2012, as compared to $0.1million for the same period in fiscal 2011. The increase was due primarily to $0.6 million used for the purchase of the remaining 40% equity interest in Qufu Shengwang from our Korean partners, Korea Stevia Company, Limited, and $0.4 million in capital expenditures for property and equipment during fiscal 2012.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash provided by financing activities totaled $0.1 million during the second quarter of fiscal 2011, comprised entirely of proceeds from the exercise of common stock purchase warrants, with no comparable amount in fiscal 2012.

CASH ALLOCATIONS BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese Renminbi (“RMB”). Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2011.

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

	October 31, 2011	April 30, 2011
	(Unaudited)
China	$7,988,151	$10,532,233

United States	5,949	31,180
Total	$7,994,100	$10,563,413

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us as a party, under which we have:

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

Not applicable to smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer,("CEO"), and our Chief Financial Officer("CFO"), to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2011.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of October 31, 2011 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

On September 30, 2011, Qufu Shengwang Stevia Biology and Science Company, Limited,("Qufu Shengwang") repurchased the 40% equity interest in Qufu Shengwang owned by Korea Stevia Company, Limited, for $626,125 in cash. As a result of this purchase, we own 100% of the equity interest in Qufu Shengwang. We plan to use these stevia production assets in our current operations to meet expected future demand.

On August 25, 2011, Qufu Natural Green Engineering Co., Ltd. entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for use certain employees. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was due by the end of November 2011, with the balance, or approximately $478,066, upon completion of the ownership documents and transfer of the apartment units to us.

ITEM 6.  EXHIBITS

Exhibit Number		Description of Exhibit
10.21
Consulting Agreement between China Direct Investments, Inc. and Sunwin International Neutraceuticals, Inc dated April 22, 2011 (Incorporated by reference to the Form 10-Q filed by the Company with the SEC on September 14, 2011.

10.22	*	Stock Transfer Agreement between Korea Stevia Co, Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. dated September 30, 2011.
10.23	*	Commercial Housing Purchase and Sale Contract between Qufu Jinxuan Real Estate Development Co., Ltd. and Qufu Natural Green Engineering Co., Ltd. dated August 25, 2011.
31.1	*	Section 302 Certificate of Chief Executive Officer
31.2	*	Section 302 Certificate of Chief Financial Officer
32	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: December 14, 2011	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 14, 2011	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer