Form 10-Q
period 2012-01-31
SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.
filed 2012-03-19
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended January 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 8, 2011 there were 157,356,137 shares of the registrant's common stock issued and outstanding.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED JANUARY 31, 2012

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2011 as filed with the Securities and Exchange Commission:

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

-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on the services of our president;
-	Our inability to control the cost of our raw materials;
-	The limitation on our ability to receive and use our cash flows effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy;
-	The absence of various corporate governance measures which may reduce stockholders’ protections against interested director transactions, conflicts of interest and other matters;
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;
-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-	The impact of any natural disasters and health epidemics in China;
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

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders;
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC bulletin board, and is considered a “penny stock;” and
-	The impact on our stock price due to future sales of restricted stock held by existing shareholders.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2011 is referred to as “fiscal 2011” and the year ending April 30, 2012 is referred to as “fiscal 2012.”  Also, the three month period ending January 31, 2012 is our third quarter and is referred to as the “third quarter of fiscal 2012”; the nine month period ending January  31, 2012 is referred to as the “first nine months of fiscal 2012". Likewise, the three month period ending January 31, 2011 is referred to as the “third quarter of fiscal 2011”; the nine month period ending January 31, 2011 is referred to as the “first nine months of fiscal 2011”.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$242,049	$10,563,413
Accounts receivable, net of allowance for doubtful accounts of $966,886 and $1,098,240, respectively	1,957,852	2,080,332
Accounts receivable - related party	480,626	204,664
Notes receivable	36,582	-
Loans receivable	3,508,261	505,260
Inventories, net	4,034,030	3,327,914
Due from related party	3,181,016	-
Prepaid taxes	4,902	43,359
Prepaid expenses and other current assets	2,182,383	62,664
Total Current Assets	15,627,701	16,787,606
Property and equipment, net	13,597,491	13,967,964
Land use rights	2,336,847	2,303,112
Total Assets	$31,562,039	$33,058,682
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,079,576	$2,495,776
Due to related party	85,271	-
Taxes payable	65,437	118,351
Derivative liability	5,203	5,203
Total Current Liabilities	3,235,487	2,619,330
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 157,356,137 and 155,522,809 shares issued and outstanding	157,356	155,523
Additional paid-in capital	31,122,422	28,390,279
Accumulated deficit	(8,143,385)	(4,477,522)
Accumulated other comprehensive income	5,190,159	4,262,044
Total Sunwin International Neutraceuticals, Inc. stockholders' equity	28,326,552	28,330,324
Noncontrolling interest	-	2,109,028
Total Stockholders' Equity	28,326,552	30,439,352
Total Liabilities and Stockholders' Equity	$31,562,039	$33,058,682

The accompanying notes are an integral part of these unaudited financial statements.

 SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2012	2011	2012	2011
Revenues	$2,248,228	$2,253,222	$7,749,468	$6,755,448
Revenues - related party	697,306	193,373	1,611,682	322,763
Total revenues	2,945,534	2,446,595	9,361,150	7,078,211
Cost of revenues	2,447,666	2,016,771	7,808,290	5,684,519
Gross profit	497,868	429,824	1,552,860	1,393,692
Operating expenses:
Loss on equity investment	-	47,787	-	143,754
Loss on disposition of property and equipment	-	1,173,200	674,675	1,173,200
Selling expenses	228,944	179,895	631,341	437,193
General and administrative expenses	1,548,942	2,152,270	3,283,012	3,593,552
Total operating expenses	1,777,886	3,553,152	4,589,028	5,347,699
Operating loss	(1,280,018)	(3,123,328)	(3,036,168)	(3,954,007)
Other income (expenses):
Gain on change in fair value of derivative liability	-	133	-	6,767
Other (expense) income	7,637	2,089	(49,419)	2,544
Interest income	11,344	13,019	43,837	31,216
Total other (expense) income	18,981	15,241	(5,582)	40,527
Loss from continuing operations before income taxes and noncontrolling interest	(1,261,037)	(3,108,087)	(3,041,750)	(3,913,480)
Discontinued operations:
Loss from discontinued operations	-	-	-	(135,736)
Gain on disposal of discontinued operations	-	-	-	11,450
Total loss from discontinued operations	-	-	-	(124,286)
Loss before income taxes and noncontrolling interest	(1,261,037)	(3,108,087)	(3,041,750)	(4,037,766)
Income taxes	(1,173)	10,087	(1,173)	-
Net loss	(1,262,210)	(3,098,000)	(3,042,923)	(4,037,766)
Less: loss attributable to noncontrolling interest	-	142,838	54,258	206,893
Net loss attributable to Sunwin International Neutraceuticals, Inc.	$(1,262,210)	$(2,955,162)	$(2,988,665)	$(3,830,873)
Comprehensive Income ( loss) :
Net loss	(1,262,210)	(3,098,000)	(3,042,923)	(4,037,766)
Gain on foreign currency translation	149,836	353,536	928,115	1,205,553
Total Comprehensive Loss	$(1,112,374)	$(2,744,464)	$(2,114,808)	$(2,832,213)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	157,246,247	155,595,888	156,906,440	157,849,990

The accompanying notes are an integral part of these unaudited financial statements.

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,042,923)	$(4,037,766)
Less: total loss from discontinued operations	-	(124,286)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,102,324	1,097,511
Gain on change in fair value of derivative liability	-	(6,767)
Amortization of land use right	41,435	39,440
Loss on disposition of property and equipment	674,675	1,173,036
Loss on equity investment	-	143,754
Stock issued in exchange for services	628,132	138,750
Allowance for doubtful accounts	(164,338)	569,728
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	315,387	(197,075)
Accounts receivable - related party	(264,984)	45,106
Inventories	(588,079)	1,005,661
Due from related party	(3,128,911)	-
Prepaid expenses and other current assets	(2,083,525)	(58,574)
Loans receivable	(2,950,896)	(501,603)
Tax receivable	39,213	-
Accounts payable and accrued expenses	494,629	196,244
Taxes payable	(55,833)	(39,602)
NET CASH USED IN CONTINUING OPERATIONS	(8,983,694)	(307,871)
Net cash provided by discontinued operations	-	10,713
NET CASH USED IN OPERATING ACTIVITIES	(8,983,694)	(297,158)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in equity acquisition	(626,125)	-
Proceeds from disposal of property and equipment	-	39,462
Purchases of property and equipment	(950,307)	(526,966)
Net cash used in discontinued operations	-	(210)
NET CASH USED IN INVESTING ACTIVITIES	(1,576,432)	(487,714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance due to related party	83,875	-
Proceeds from exercise of warrants	-	112,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,875	112,449
EFFECT OF EXCHANGE RATE CHANGES ON CASH	154,887	359,425
NET CHANGE IN CASH	(10,321,364)	(312,998)
Cash at the beginning of the period	10,563,413	10,416,522
Cash at the end of the period	$242,049	$10,103,524
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,173	$14,478
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares cancelled in disposal of subsidiary	$-	$3,674,716

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

Qufu Shengwang

In fiscal 2009, Qufu Natural Green acquired a 60% interest in Qufu Shengwang from its shareholder, Shandong Group, for $4,026,851. The purchase price represents 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008. Shandong Group is owned by Laiwang Zhang, our President and Chairman of the Board of Directors.  Qufu Shengwang manufactures and sells stevia -based fertilizers and feed additives.

On September 30, 2011, Qufu Shengwang purchased the 40% equity interest in Qufu Shengwang owned by our Korean partners, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of January 31, 2012 has been eliminated to reflect our 100% interest in Qufu Shengwang. We plan to use these  assets  to build a new stevioside production line when market demand outgrows our current production capacity, which we expect to occur in fiscal 2014 if not earlier.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2011 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the nine months ended January 31, 2012 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our subsidiaries include the following:

-             Qufu Natural Green;
-             Qufu Shengren;
-             Qufu Shengwang; and
-             Sunwin Tech.

We discontinued veterinary segment in June 2010. The assets, liabilities and results of operations of the discontinued veterinary segment are classified as Discontinued Operations for all periods presented.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2012, we held $200,830 of our cash and cash equivalents with commercial banking institutions in the PRC, and $41,219 with banks in the United States. As of April 30, 2011, we held $10,532,233 of our cash and cash equivalents with commercial banking institution in PRC, and $31,180 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At January 31, 2012 and April 30, 2011, the allowance for doubtful accounts was $966,886 and $1,098,240, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with paragraph 360-10-35-17 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”), we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

LONG-LIVED ASSETS

We review and evaluate on an annual basis our long-lived assets, including property and equipment and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. We conducted an impairment evaluation of our long-lived assets during this quarter and found that there was no impairment as of January 31, 2012.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at January 31, 2012 and April 30, 2011 amounted to $65,437 and $118,351, respectively, consisting primarily of VAT taxes payable.

DERIVATIVE LIABILITY

We issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share in connection with an offering of our equity securities in 2007. On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  At January 31, 2012 and April 30, 2011, 22,725 warrants were outstanding, and these warrants will expire March 26, 2012. The exercise price of the warrants is subject to reset adjustment in the event of price reduction.  If we issue or sell shares of our common stock for an amount less than the exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares. The outstanding warrants have been determined to not be indexed to our stock and are carried at their fair value as a derivative liability. For the nine months ended January 31, 2012 and 2011, the change in fair value of the derivative liability was not material.

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	January 31, 2012	April 30, 2011
Dividend Yield	0%	0%
Volatility	105%	107%
Risk Free Rate	0.04%	0.22%
Expected Term (Years)	0.14	0.89
Asset Price	$0.29	$0.36
Exercise Price	$0.15	$0.15

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the FASB ASC Section 825-10-50-10 for disclosures regarding the fair value of financial instruments and have adopted ASC Section 820-10-35-37 to measure the fair value of our financial instruments. ASC Section 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC Section 820-10-35-37 did not have an impact on our financial position or operating results, but did expand certain disclosures.
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

BASIC AND DILUTED EARNINGS PER SHARE

Pursuant to ASC Section 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of us, subject to anti-dilution limitations.

At January 31, 2012 and 2011 outstanding purchase warrants which could have resulted in the issuance of 22,725 additional common shares, was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the three and nine months ended January 31, 2012 and 2011.

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

As of April 30, 2011	RMB 6.4918 to $1.00
As of January 31, 2012	RMB 6.2873 to $1.00

Nine months ended January 31, 2012	RMB 6.3920 to $1.00
Nine months ended January 31, 2011	RMB 6.7153 to $1.00

Three months ended January 31, 2012	RMB 6.3317 to $1.00
Three months ended January 31, 2011	RMB 6.6245 to $1.00

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January  31, 2012, we had $200,830 on deposit in China, which is not insured. We have not experienced any losses in such accounts through January 31, 2011.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $158,018 and $240,080 for the nine months ended January 31, 2012 and 2011, respectively.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

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

NOTE 3 - INVENTORIES

At January 31, 2012 and April 30, 2011, inventories consisted of the following:

	January 31, 2012	April 30, 2011
	(unaudited)
Raw materials	$1,019,473	$736,533
Work in process	190,763	179,585
Finished goods	3,546,350	3,099,869
	4,756,586	4,015,987
Less: reserve for obsolete inventory	(722,556)	(688,073)
	$4,034,030	$3,327,914

NOTE 4 - PROPERTY AND EQUIPMENT

At January 31, 2012 and April 30, 2011, property and equipment consisted of the following:

	Estimated Life	January 31, 2012	April 30, 2011
		(unaudited)
Office Equipment	5-7 Years	$43,157	$39,568
Auto and Trucks	10 Years	873,826	796,099
Manufacturing Equipment	20 Years	11,328,271	11,364,168
Buildings	20 Years	7,194,929	6,607,434
		19,440,183	18,807,269
Less: Accumulated Depreciation		(5,842,692)	(4,839,305)
		$13,597,491	$13,967,964

For the nine months ended January 31, 2012 and 2011, depreciation expense totaled $1,102,324 and $1,097,511, respectively. During the second quarter of fiscal 2012, we disposed of obsolete manufacturing equipment and incurred a loss on disposition of $674,675, which is included in our statement of operations.

NOTE 5- LAND USE RIGHTS

Intangible assets consisted of the following:

	Estimated Life	January 31, 2012	April 30, 2011
		(unaudited)
Land Use Right	42.15 Years	$2,528,748	$2,448,171
Less: Accumulated Amortization		(191,901)	(145,059)
		$2,336,847	$2,303,112

 For the nine month periods ended January 31, 2012 and 2011, amortization expense amounted to $41,435 and $39,440, respectively.

NOTE 6 – LOAN RECEIVABLE

In December 2011, we entered into a short-term loan agreement with Shandong Anda Biotech Co., Ltd. ( "Shandong Anda"), a third party. According to the terms of the agreement, we agreed to lend Shandong Anda approximately $3,181,016 (RMB 20,000,000). The loan will be due on December 18, 2012 and bears no interest. Shandong Anda is a major supplier of stevia leaves to the Company.

During the third quarter of fiscal 2011 we loaned $327,245 to a subsidiary of China Direct Investments, Inc., our corporate management services provider, which is comprised of $312,000 in principal and $15,245 in accrued interest. Both the principal and accrued interest are due on demand.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts Receivable – related party

At January 31, 2012 and April 30, 2011, we reported $480,626 and $204,664 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered. Total related party revenues for the three months ended January 31, 2012 and 2011 were $697,306 and $193,373, respectively, and for the nine months ended January 31, 2012 and 2011 were $1,611,682 and $322,763, respectively.

Due from related parties

In November 2011, we entered into a loan agreement with Shandong Shengwang Pharmaceutical Co., Ltd., a limited liability company organized under the laws of the PRC ("Pharmaceutical Corporation"), in which Mr. Laiwang Zhang, our president and chairman holds a majority interest. According to the terms of the agreement, we agreed to lend Pharmaceutical Corporation approximately $3,181,016 (RMB 20,000,000). The loan had an original due date of November 20, 2012,and bears no interest. Pharmaceutical Corporation was going to use the money to acquire the land use rights and Sunwin would have the beneficial ownership of the acquired land. As a result of restrictions by the government in the city in which the land is located, which prohibits bidding on land use rights by foreign owned companies such as ours, we requested Pharmaceutical Corporation obtain the rights for us. On March 16, 2012, the loan agreement was amended to change the due date of the loan to April 20, 2012 since Sunwin has decided not to bid for the land use rights at this time.

Due to related parties

We pay management fees to Pharmaceutical Corporation. For the nine month ended January 31, 2012, we paid Pharmaceutical Corporation $750,939 for management compensation, which is included in general and administrative expense. At January 31, 2012, we owed Pharmaceutical Corporation $85,271 for management fee compensation. Pharmaceutical Corporation  also orally agreed to waive the management fees it charged us for fiscal 2011.

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at January 31, 2012 and April 30, 2011 totaled $2,182,383 and $62,664, respectively. As of January 31, 2012, prepaid expenses and other current assets includes $1,923,878 deposit for apartment units, $198,373 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $60,132 for employee advances. We recognize prepayments in inventory as suppliers make delivery of goods, and as an expense when providers provide the services.

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for use by certain employees. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066, upon completion of the ownership documents and transfer of the apartment units to us-see Note 12.

Prepaid expense and other current assets at April 30, 2011 of $62,664 represent prepayments to suppliers for merchandise that had not been shipped to us, services that had not been provided to us and employee advances.

NOTE 9 - STOCKHOLDERS' EQUITY

On May 9, 2011, we issued Yefu Sun 333,328 shares of our common stock for legal services pursuant to an agreement we entered into with Mr. Sun in December 2009 and amended in March 2010.  The shares were part of our agreement to issue Mr. Sun a total of 1,000,000 shares as compensation for services over a 24 month period because there was no performance commitment at the date of the agreement. We recognized compensation expense based on the fair value of our common stock at each interim reporting date.  In connection with this share issuance, $103,332 in stock-based consulting expense was recognized during the nine months ended January 31, 2012.

On April 22, 2011 we entered into a consulting agreement with China Direct Investments, Inc. (“CDI”) to perform consulting services for fiscal 2012 and agreed to a consulting fee of 1,500,000 shares of our common stock.  On May 6, 2011 we issued 1,000,000 shares of our common stock valued at $343,000 to CDI. On November 21, 2011 we issued another 500,000 shares of our common stock valued at $181,800 to CDI as consulting expenses pursuant to this agreement. During the nine months ended January 31, 2012, we recognized a total of $524,800 in stock-based consulting expenses. We recognized $138,750 in stock-based consulting expenses during the nine months ended January 31, 2011. These amounts are reflected in general and administrative expenses in the accompanying consolidated statements of operations.

During the third quarter of fiscal 2011, we issued 749,655 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds to us of $112,449. A summary of the changes to our outstanding stock warrants during the nine months ended January 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2011	26,689,391	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at January 31, 2012 (unaudited)	26,689,391	$0.35

The following information applies to all warrants outstanding at January 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.15	22,725	0.14	$0.15	22,725	$0.15
$0.35	26,666,666	2.00	$0.35	26,666,666	$0.35
	26,689,391		$0.35	26,689,391	$0.35

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the nine months ended January 31, 2012 and 2011, we operated in two reportable business segments - (1) natural sweetener (stevioside) and (2) traditional Chinese medicines, organic herbal medicine, neutraceutical products, and veterinary medicines prepared from organic herbal ingredients. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed financial information with respect to these reportable business segments for the three months ended January 31, 2012 and 2011 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2012	2011	2012	2011	2012	2011	2012	2011
Net revenues	$812,056	$632,499	$2,133,478	$1,814,096	$-	$-	$2,945,534	$2,446,595
Interest income	$7,741	$2,080	$991	$9,336	$2,612	$1,603	$11,344	$13,019
Depreciation and amortization	$19,495	$55,064	$371,111	$308,590	$-	$-	$390,606	$363,654
Loss from continuing operations before taxes and noncontrolling interest	$(602,387)	$(542,158)	$(446,579)	$(2,552,840)	$(212,071)	$(13,089)	$(1,261,037)	$(3,108,087)
Segment assets	$8,753,938	$4,167,604	$22,407,301	$28,329,965	$400,800	$561,113	$31,562,039	$33,058,682

Condensed financial information with respect to these reportable business segments for the nine months ended January 31, 2012 and 2011 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2012	2011	2012	2011	2012	2011	2012	2011
Net revenues	$2,421,481	$1,648,034	$6,939,669	$5,430,177	$-	$-	$9,361,150	$7,078,211
Interest income	$13,880	$4,318	$19,972	$25,295	$9,985	$1,603	$43,837	$31,216
Depreciation and amortization	$58,257	$91,117	$1,085,502	$1,045,834	$-	$-	$1,143,759	$1,136,951
Loss from continuing operations before taxes and noncontrolling interest	$(988,313)	$(734,076)	$(1,391,962)	$(3,084,109)	$(661,475)	$(95,295)	$(3,041,750)	$(3,913,480)
Segment assets	$8,753,938	$4,167,604	$22,407,301	$28,329,965	$400,800	$561,113	$31,562,039	$33,058,682

NOTE 11 – DISCONTINUED OPERATIONS

In June 2010, as part of our strategy to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines, and also to eliminate subsidiaries with minimal operations, we elected to sell our Veterinary Medicine division and to dissolve Sunwin Canada and reclassified the subsidiaries as “Discontinued Operations” beginning with our financial statements for the first quarter of fiscal 2011. The assets and liabilities, as well as the results of operations, of the discontinued subsidiary are classified as “Discontinued Operations” for the three and nine months ended January 31, 2012 and 2011.

The following tables set forth the financial results of the discontinued operations for the three and nine months ended January 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$326,284
Cost of Revenue	-	-	-	203,489
Gross profit	-	-	-	122,795
Operating expenses	-	-	-	258,531
Loss from discontinued operations	-	-	-	(135,736)
Gain from disposal of discontinued operations	-	-	-	11,450
Total loss from discontinued operations	$-	$-	$-	$(124,286)

NOTE 12-COMMITMENTS AND CONTINGENCIES

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for use by certain employees. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066, upon completion of the ownership documents and transfer of the apartment units to us-see Note 8.

NOTE 13 - SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited consolidated financial statements and footnotes and our 2011 Annual Report on Form 10-K for fiscal year ended April 30, 2011.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the production and distribution capabilities designed to meet the needs of our customers.

During fiscal 2012 and 2011 our operations were organized in two operating segments related to our product lines:

-	Stevioside, and
-	Chinese Medicine.

Recent Developments

On September 30, 2011, Qufu Shengwang repurchased the 40% equity interest in Qufu Shengwang owned by Korea Stevia Company, Limited, for $626,125 in cash. As a result of this purchase, we own 100% of the equity interest in Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of October 31, 2011 has been eliminated to reflect our 100% interest in Qufu Shengwang.  We plan to use these assets to build a new stevioside production line when market demand outgrows our current production capacity, which we expect to occur by fiscal 2014 if not earlier.

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

On December 2, 2011, we signed a supply agreement with Domino Foods, Inc. ("Domino Sugar") to sell our Reb A 60 and higher grades of stevia. This new supply agreement is effective through December 31, 2012, and will be renewable thereafter from month to month unless terminated by either party upon 30 days notice. We believe that this supply agreement will enable us to provide a wide range of our FDA GRAS affirmed stevia extracts to Domino Sugar for use in products such as “Domino Lite”, a new lower calorie blend of sugar and stevia now available in the United States. In addition, we expect that the agreement will enable Domino Sugar to offer our stevia extracts and sweetening solutions made with Sunwin Stevia™ to Domino Sugar's network of food and beverage industry clients in North America and Europe.

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

       Steviosin is a natural low calorie stevioside extract for medicinal use, containing rebaudioside A at 90% with the total steviol glycosides meeting or exceeding 95% on a dry weight basis. Steviosin is used as an alternative sweetener in the pharmaceutical production in China.

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

We are currently evaluating alternatives as to the potential disposition of the Chinese Medicines segment to further streamline our product offering and focus our business on producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese Medicine segment has also been influenced by our concerns on the profitability of this segment in the near future. The competition in Chinese Medicine market has strengthened over the past few months, causing further reductions in our already low margins in this segment compared to last year. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment. These measures are expected to further increase our raw materials and production costs in the coming quarters and beyond. The revenues generated from this segment have slightly improved during the first nine months of fiscal 2012, primarily due to expansion of customer base. However, this segment is currently operating at full capacity and we do not expect  significant growth potential from this segment in the near future.

Discontinued Operations

In June 2010, we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines.  On July 31, 2010, we exited all business activities related to our veterinary medicine business through the sale of our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our president and chairman of the Board of Directors, in exchange for 7,818,545 shares of our common stock owned by Mr. Zhang, valued at $3.7 million, which we subsequently cancelled.  We recorded a gain on the sale of this business in the amount of approximately $11,000. As a result of the above-referenced transaction, the assets, liabilities, and results of operations of the discontinued subsidiary have been reclassified as “Discontinued Operations” for fiscal 2012 and 2011. Accordingly, the discussion of our results of operations that follows is based upon our continuing Stevioside and Chinese Medicine operations.

OUR PERFORMANCE

Three months ended January 31, 2012 compared to same period in 2011

 Our total revenues of $2.9 million in the third quarter of fiscal 2012 increased by $0.5 million, or 20.4%, from $2.4 million for the same period in fiscal 2011, while our gross margin decreased slightly to 16.9% from 17.6% over the same period in fiscal 2011. One of the drivers for the increase in total revenues was due primarily to related party sales which increased by $0.5 million in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011. Our sales revenues, excluding revenues from related party, remained basically the same at $2.2. million in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011. Our operating expenses in the third quarter of fiscal 2012 decreased by approximately $0.6 million, after exclusion of $1.2 million of loss on disposition of property and equipment incurred during the same period in fiscal 2011. Our net loss from continuing operations for the third quarter of fiscal 2012 was $1.3 million, compared to $3.1 million for the same period in fiscal 2011. The decline in our operating performance for the third quarter of fiscal 2012 was due primarily to higher cost of raw materials and selling expenses.

 Nine months ended January 31, 2012 compared to same period in 2011

Our total revenues of $9.4 million in the first nine months of fiscal 2012 increased by $2.3 million, or 32.3%, compared with the same period in fiscal 2011, while our gross margin decreased to 16.6% from 19.7% over the same period in fiscal 2011. One of the drivers for the increase in total revenues is due primarily to related party sales which increased by $1.3 million in the first nine months of fiscal 2012, as compared to the same period in fiscal 2011. Our sales revenues, excluding revenues from related party, increased by $1.0 million, or 14.7%, in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011. Our operating expenses during the first nine months of fiscal 2012 decreased by approximately $0.2 million, after excluding $0.7 million and $1.2 million for the first nine months of 2011 and 2012, respectively, for losses on disposition of obsolete property and equipment. Our net loss from continuing operations for the first nine months of fiscal 2012 was $3.0 million, compared to $3.7 million for the same period in fiscal 2011.

Our operating performance in the first nine months of fiscal 2012 was driven by sales volume increase in our Chinese Medicine segment accompanied by an increase in sales volume of higher grades stevia products in our Stevioside segment. However, the actual growth of the international market, especially the U.S. market, was behind expectations as many of our manufacturing customers have ended up with higher inventories, and have reduced their purchases of raw materials.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products has remained low for the first nine months of fiscal 2012. Furthermore, we continue to encounter strong competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia. As a result, some of our customers reduced purchases of our higher quality grades of stevia in favor of lower quality stevia grades, a trend which began in 2010. The increase in revenues in our Chinese Medicine was due primarily to moderate increases in pricing during the first nine months of fiscal 2012 and, more recently, increased livestock breeding resulting in higher demand for these products. The decline in our operating performance for the first nine months of fiscal 2012 was due primarily to lower gross margins in both of our operating segments primarily due to higher raw material costs.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations for the three month periods ended January 31, 2012 and 2011:

January 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$812,056	100.0%	$2,133,478	100.0%	$-	$2,945,534	100.0%
Cost of revenues	730,835	90.0%	1,716,831	80.5%	-	2,447,666	83.1%
Gross profit	81,221	10.0%	416,647	19.5%	-	497,868	16.9%

Total operating expenses	691,143	85.1%	872,060	40.9%	214,683	1,777,886	60.4%
Other income(expenses)	7,535	0.9%	8,834	0.4%	2,612	18,981	0.6%

Loss from continuing operations before
taxes and noncontrolling interest	$(602,387)	-74.2%	$(446,579)	-20.9%	$(212,071)	$(1,261,037)	-42.8%

January 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$632,499	100.0%	$1,814,096	100.0%	$-	$2,446,595	100.0%
Cost of revenues	567,176	89.7%	1,449,595	79.9%	-	2,016,771	82.4%
Gross profit	65,323	10.3%	364,501	20.1%	-	429,824	17.6%

Total operating expenses	609,748	96.4%	2,928,579	161.4%	14,825	3,553,152	145.2%
Other income (expenses)	2,267	0.4%	11,238	0.6%	1,736	15,241	0.6%

Loss from continuing operations before
taxes and noncontrolling interest	$(542,158)	-85.7%	$(2,552,840)	-140.7%	$(13,089)	$(3,108,087)	-127.0%

The following table summarizes our results from continuing operations for the nine month periods ended January 31, 2012 and 2011:

January 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$2,421,481	100.0%	$6,939,669	100.0%	$-	$9,361,150	100.0%
Cost of revenues	2,201,940	90.9%	5,606,350	80.8%	-	7,808,290	83.4%
Gross profit	219,541	9.1%	1,333,319	19.2%	-	1,552.860	16.6%

Total operating expenses	1,159,373	47.9%	2,758,195	39.8%	671,460	4,589,028	49.0%
Other income (expenses)	(48,481)	-3%	32,914	0.5%	9,985	(5,582)	-0.1%

Loss from continuing operations before
taxes and noncontrolling interest	$(988,313)	-40.8%	$(1,391,962)	-20.1%	$(661,475)	$(3,041,750)	-32.5%

January 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,648,034	100.0%	$5,430,177	100.0%	$-	$7,078,211	100.0%
Cost of revenues	1,399,653	84.9%	4,284,866	78,9%	-	5,684,519	80.3%
Gross profit	248,381	15.1%	1,145,311	21.1%	-	1,393,692	19.7%

Total operating expenses	989,319	60.0%	4,254,715	78.4%	103,665	5,347,699	75.6%
Other income	6,862	0.4%	25,295	0.5%	8,370	40,527	0.6%

Loss from continuing operations before
taxes and noncontrolling interest	$(734,076)	-44.5%	$(3,084,109)	-56.8%	$(95,295)	$(3,913,408)	-55.3%

Revenues

Total revenues in the third quarter of fiscal 2012 increased by $0.5 million, or 20.4%, as compared to the same period in fiscal 2011. Stevioside revenues, which comprised 72.4% and 74.1% of our revenues for the third quarter of fiscal 2012 and fiscal 2011, respectively, increased by approximately $0.3 million, or 17.6%, while revenues in our Chinese Medicine segment increased by $0.2 million, or 28.4%.

The increase in Stevioside revenues was due primarily to higher sales volume of both higher and lower grades stevia products in the domestic market to Chinese manufacturers who use our products as raw materials, accompanied with a moderate increase in sales volume in the international market. However, the demand growth for our higher grade stevia products continues to improve at a slower pace than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011. International demand growth for our lower grade stevia products as raw materials were hampered by a reduction in purchases due to higher inventory levels at many manufacturers that anticipated higher sales volumes in those same markets. We also experienced pricing pressure as some smaller competitors have liquidated inventories while under financial distress. The increase in Chinese Medicine revenues was due primarily to seasonally higher demand for meat and eggs, resulting in increased livestock breeding, which spurs demand for our products. The livestock breeding industry in China entered the traditional peek production cycle, in this quarter, in preparation for the annual peak consumption during the Chinese holiday season featured by New Year’s Day and Chinese Spring Festival. Our customers, many of whom are Chinese medicines producers, increased purchases of Chinese medicine raw materials from us in this quarter.

Total revenues for the first nine months of fiscal 2012 increased by $2.3 million, or 32.3%, compared to the same period in fiscal 2011. Stevioside revenues, which comprised 74.1% and 76.7% % of our revenues for the first nine months of fiscal 2012 and fiscal 2011, respectively, increased by $1.5 million, or 27.8%, while Chinese Medicine revenues increased by $0.8 million, or 46.9%.

 The increase in Stevioside revenues was driven by higher sales volume of our higher grade Stevioside products in the domestic market, accompanied by a moderate increase in sales volume of our higher grades stevia products in the export market. In addition, the demand growth for our intermediate and higher grade stevia products was slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011.We also continue to experience significant downward pressure on pricing for some of our products as some of our smaller competitors have been required to liquidate their inventory while under financial distress. We produced 208.8 metric tons of stevioside for the first nine months of fiscal 2012 as compared to 134.6 metric tons during the same period in fiscal 2011.

The increase in Chinese Medicine revenues was due primarily to seasonally higher demand for meat and eggs, resulting in increased livestock breeding, which spurs demand for our products. The livestock breeding industry entered the traditional peek production cycle, in this quarter, in preparation for the annual peak consumption during the Chinese holiday season featured by New Year’s Day and Chinese Spring Festival during January 2012.

Cost of Revenues and Gross Margin

Cost of revenues in the third quarter of fiscal 2012 increased by $0.4 million, or 21.4%, as compared to the same period in fiscal 2011, which parallels the overall increase in the volume of sales revenues during this period. Gross margin on Stevioside segment decreased slightly during the third quarter of fiscal 2012 to 19.5%, compared to 20.1% for the same period in fiscal 2011. The Chinese Medicine gross margin remained flat at 10.0% in the third quarter of fiscal 2012, compared to 10.3% for the same period in fiscal 2011. As a result, consolidated gross margin for the third quarter of fiscal 2012 decreased slightly to 16.9%, compared to 17.6% for the same period in fiscal 2011.

 Cost of revenues for the first nine months of fiscal 2012 increased by $2.1 million, or 37.4%, compared to the same period in fiscal 2011. Gross margin on Stevioside segment for the first nine months of fiscal 2012 was 19.2%, as compared to 21.1% for the same period in fiscal 2011.The lower gross margins for Stevioside was due primarily to higher costs of raw materials and increased competition in both the domestic and international markets which resulted in having to charge lower prices for our products to remain competitive. Gross margin on Chinese Medicine was 9.1% in the first nine months fiscal 2012, compared to 15.1% for the same period in fiscal 2011. The lower gross margin for Chinese Medicines was due primarily to higher raw material and energy costs. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for the first nine months of fiscal 2012 was 16.6%, compared to 19.7% for the same period in fiscal 2011.

Total Operating Expenses

Operating expenses for the first three months of fiscal 2012 decreased by $0.6 million, or 25.3%, after exclusion of a $1.2 million loss on disposition of property and equipment incurred during the same period in fiscal 2011. The decrease was primarily due to $0.8 million reduction in general and administrative expenses for planned reductions in office and travel related expenses in the Stevioside segment, offset by an increase of $0.2 million in stock compensation expense paid primarily for consulting services.

 Our operating expenses during the first nine months of fiscal 2012 decreased by approximately $0.2 million, or 6.2%, after excluding $0.7 million and $1.2 million for the first nine months of 2011 and 2012, respectively, for losses on disposition of obsolete property and equipment . After exclusion of the loss on disposition of obsolete property and equipment for both periods in 2012 and 2011, the decrease was primarily due to a $1.0 million reduction in general and administrative expenses for office and travel expenses, offset by an increase of $0.6 million in stock compensation expense paid primarily for consulting services and $0.3 million in selling and other consulting expenses.

Included in our operating expenses for the three and nine months ended January 31, 2012 was $0.8 million of management fees paid to Pharmaceutical Corporation. These management fees include performance compensation, annual salary, and bonus of the managers for calendar year 2012. As described in Note 7, Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For the rest of fiscal 2012 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Some of the recent favorable trends in the stevia segment include:

Chinese domestic food and beverages, particularly herbal tea manufacturers and the pharmaceutical industry, have increased the use of steviosides;
In November 2011, the European Union authorized the use of steviol glucoside derived from the stevia plant for EU-wide use in certain foodstuffs;
Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia.

Sunwin was notified in November of 2011 that its stevia extracts production process has been certified organic under standards established by the USDA National Organic Program and European Commission (EC) 834/2007 and EC 889/2008 which will further expand the use of our organic stevia products in the food and beverage industry market in the US and Europe;

We expect that the supply agreement we signed with Domino Sugar in December 2011 for the sale of our stevia products will further develop our market share and increase sales volumes in the stevia segment over the next year. This agreement will provide us with the opportunity to expand our sales in the U.S. consumer products market with new products that incorporate our high grade stevia extracts;

The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts will lead to sustainable growth in stevia sales volume in the future

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the rest of fiscal 2012 and  into the next fiscal year. During the first nine months of fiscal 2012, the market prices of stevioside series were impacted by fierce price competition among Chinese manufacturers. We expect the price pressure to continue for the rest of fiscal 2012 and into fiscal 2013. In addition, we anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to continue to increase in the coming harvest fall season for 2012. The expected raw materials price increase would be due to anticipated supply shortage of plants as a result of unusual dry weather during late 2011 and early 2012, which we experienced in some major stevia plantation areas including the northeastern and eastern parts of China.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2012 and April 30, 2011, we had working capital of $12.4 million and $14.2 million, respectively.  Our cash balance at October 31, 2011 was $0.2 million, as compared to cash of $10.6 million at April 30, 2011. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures during the fiscal year. Other than the approximately $0.5 million remaining on the purchase price of employee housing, we currently have no significant capital expenditure commitments.

During the third quarter of fiscal 2012 we entered into three transactions which significantly reduced our cash on hand as of January 31, 2012. These transactions included:

•   In December 2011, we lent Shandong Anda Biotech Co., Ltd., a third party which is a major supplier of stevia leaves to our company, approximately $3.1 million. The short-term loan is due on December 18, 2012 and bears no interest,

•   In November 2011, we lent Pharmaceutical Corporation, a related party, approximately $3.1 million. The loan had a scheduled due date of  November 20, 2012, and bears no interest. Pharmaceutical Corporationwas expected to use the money to acquire land use rights and Sunwin would have the beneficial ownership of the acquired land.This short-term loan was amended on March 16, 2012 to change repayment terms to a due date of April 20, 2012 since Sunwin has decided not to bid on the land use rights. The repayment of the $3.1 loan will improve the cash on hand position in the fourth quarter of fiscal 2012, and

•   In January 2012, we paid $0.8 million for management fees to Pharmaceutical Corporation, a related party.

Accounts receivable, net of allowance for doubtful accounts, and including accounts receivable from related parties, decreased by $0.1 million during the third quarter of fiscal 2012. The days’ sales outstanding in accounts receivable decreased to 69days as of January 31, 2012, as compared to 79 days as of April 30, 2011.

At January 31, 2012, loan receivable amounted to $3.5 million, which represented an increase of $3.0 million from April 30, 2011. In December 2011, we entered into a loan agreement with Shandong Anda Biotech Co., Ltd. ( Shandong Anda), a third party. According to the terms of the agreement, we lent Shandong Anda approximately $3.1 million. The loan will be due on December 18, 2012 and bears no interest. During the third quarter of fiscal 2011 we also loaned $0.5 million to a subsidiary of China Direct Investments, Inc., our corporate management services provider. Payment of $0.2 million was received during the third quarter of 2012. The balance of $0.3 million plus accrued interest has been extended and now is due on demand.

At January 31, 2012 inventories, net of reserve for obsolescence, amounted to $4.0 million, as compared to $3.3 million as of April 30, 2011. The increase was due primarily to purchases of raw materials for stevia products in anticipation of future demand.

Our accounts payable and accrued expenses were $3.1 million at January 31, 2012, an increase of $0.6 million from April 30, 2011. This balance, as well as that of V.A.T. taxes payable, is subject to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was $8.9 million during the first nine months of fiscal 2012, as compared to net cash used in operating activities of $0.3 million during the first nine months of fiscal 2011. The increase resulting from cash used in operating activities was due primarily to $2.1 million increase in prepaid expenses and other current assets related to advance payments for stevia raw materials and deposits for apartment units contracted for future employees under our talent search plan sponsored by our company. We also used $0.6 million of cash to purchase raw materials inventory in stevia to support future sales, advanced $3.1 million in a short-term loan to a related party, Pharmaceutical Corporation, to acquire land use rights where we  will have the beneficial ownership of the acquired land, and advanced $3.1 million to a stevia supplier in a short-term loan to secure a supply of stevia leaves for our production in anticipation of the expected shortage for this product during the fall of 2012.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $1.6 million during the first nine months of fiscal 2012, as compared to $0.5 million for the same period in fiscal 2011. The increase was due primarily to $0.6 million used for the purchase of the remaining 40% equity interest in Qufu Shengwang from our Korean partners, Korea Stevia Company, Limited, and $1.0 million in capital expenditures for property and equipment during fiscal 2012.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to $0.1 million during the first nine months of fiscal 2012, which represented advances from related party, as compared to $0.1 million from proceeds from the exercise of common stock purchase warrants for the same period in fiscal 2011.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2012.

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

	January 31, 2012	April 30, 2011
	(Unaudited)
China	$200,830	$10,532,233

United States	41,219	31,180
Total	$242,049	$10,563,413

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Revenue recognition

We follow the guidance of ASC 605, "Revenue Recognition,” and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer,("CEO"), and our Chief Financial Officer("CFO"), to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2012.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of January 31, 2012 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5.  OTHER INFORMATION.

On November 18, 2011, we lent Pharmaceutical Corporation, a related party, approximately $3,181,016 (RMB20,000,000) under the terms of a Loan Agreement. The loan was initially due on November 20, 2012 and bears no interest. Pharmaceutical Corporation was to use the money to acquire a land use right and Sunwin would have had the beneficial ownership of the acquired land. As a result of restrictions by the government in the city in which the land is located which prohibits bidding on land use rights by foreign owned companies such as ours, we requested Pharmaceutical Corporation obtain the rights for us. Subsequent thereto, we have determined not to proceed with our plans and have requested Pharmaceutical Corporation not to proceed with the acquisitionof the land use rights. On March 16, 2012 the Loan Agreement was amended to change the due date to April 20, 2012.  The foregoing description of the Loan Agreement and its amendment does not purport to be complete and are qualified in it is entirety by reference to the agreements which are filed as Exhibit 10.24 and Exhibit 10.27 to this report and incorporated herein by reference.

On December 2, 2011, we entered into a Supplier Agreement with Domino Foods, Inc. (“Domino Sugar”) to sell our Reb A 60 and higher grades of stevia. The terms of this agreement is effective through December 31, 2012, and will be renewable thereafter from month to month unless terminated by either party upon 30 days notice. The agreement provides that quantities and prices for the stevia ingredients will be included in purchase orders which will include agreed on pricing. Payments will be made on account on a net 30 days basis. The foregoing description of the Supplier Agreement does not purport to be complete and is qualified in it is entirety by reference to the agreement which is filed as Exhibit 10.25 to this report and incorporated herein by reference.

On December 16, 2011, we entered into a Loan Agreement with Shandong Anda Biotech Co., Ltd. , a third party, pursuant to which we lent Shandong Anda approximately $3,181,016 (RMB 20,000,000). The loan is due on December 18, 2012 and bears no interest. The foregoing description of the Loan Agreement does not purport to be complete and is qualified in it is entirety by reference to the agreement which is filed as Exhibit 10.26 to this report and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit Number		Description of Exhibit
10.24	*	Loan Agreement dated November 18, 2011 by and between Qufu Natural Green Engineering Co., Ltd. and Shandong ShengwangPharmaceutical Co., Ltd.
10.25	*	Supplier Agreement dated December 2, 2012 by and between Sunwin International Neutraceuticals, Inc. and Domino Foods, Inc.
10.26	*	Loan Agreement dated December 16, 2011 by and between Qufu Natural Green Engineering Co., Ltd. and Shandong Anda Bio-Tech Co., Ltd.
10.27	*	Confirmation of Amendment to Loan Agreement with Shandong Shengwang Pharmaceutical Co., Ltd.
31.2	*	Section 302 Certificate of Chief Financial Officer
32	*	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

SUNWIN INTERNATIONAL NEUTRACEUTICALS, INC.

Dated: March 19, 2012	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 19, 2012	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer