Form 10-K
period 2012-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2012-07-30
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)
FORM 10-K

[✓ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

Commission File Number: 000-53595

SUNWIN STEVIA INTERNATIONAL, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [✓ ]Yes  [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [✓ ]Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ]Yes [✓ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value on October 31, 2011 was $34,052,318.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 157,356,137 shares of common stock are issued and outstanding as of July 23, 2012.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – "Risk Factors" appearing later in this report:

-	Our revenues have declined in the past two fiscal years, as compared to prior fiscal years, and there are no assurances they will return to historic levels in future periods;
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

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders;
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Our dependence on our corporate management services in the preparation of our financial statements and reports we file with the SEC.
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC bulletin board, and is considered a “penny stock;” and
-	The impact on our stock price due to future sales of restricted stock held by existing shareholders.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2011 is referred to as “fiscal 2011”, the fiscal year ended April 30, 2012 is referred to as “fiscal 2012”, and the coming fiscal year ending April 30, 2013 is referred to as “fiscal 2013.”

When used in this report, the terms:

-	“Sunwin”, “we”, “us” and the “Company” refers to Sunwin Stevia International, Inc., a Nevada corporation formerly known as Sunwin Neutraceuticals International, Inc., and our subsidiaries;

-	“Sunwin Tech” refers to our wholly owned subsidiary Sunwin Tech Group, Inc., a Florida corporation;

-	“Qufu Natural Green” refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;

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

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, 55% owned equity method investment;

-	“Sunwin Canada” refers to our formerly wholly owned subsidiary Sunwin (Canada) Pharmaceutical Ltd., a Canadian corporation, which was dissolved in August 2010

-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang; and

-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

We also use the following terms when referring to certain related parties:

-
“Pharmaceutical Corporation” refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang,  President, Chairman and a principal shareholder of our company;

-	"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang;

-	“Shandong Group” refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and

-	“WILD Flavors” refers to WILD Flavors, Inc., a Delaware corporation.

The information which appears on our website at www.sunwininternational.com is not part of this report.

iii

PART I

ITEM 1.	BUSINESS

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During fiscal 2012 our operations were organized into two operating segments related to our product lines:

-	Stevioside, and
-	Chinese medicines.

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal 2012, our Stevioside segment generated revenues of $9.8 million, representing 76% of our total consolidated revenues.

The steviol glycosides are extracted from the leaves of the stevia rebaudiana plant of the Aster/Chrysanthemum family. The sweetness of the stevia leaves is caused by eight glycosides contained within the leaves including stevioside, rebaudioside A, C, D, E and F, steviolbioside and dulcoside A. Stevioside is the most abundant of these components and the main cause for the sweetness of the stevia leaves. Stevioside, rebaudiosides A and C as well as dulcoside A are known as the four most important steviol glycosides. Rebaudioside A is the sweetest and least bitter ingredient among the four. The higher purity of rebaudioside A brings better sensory attributes of the sweetener products.

The leaves of the stevia rebaudiana plant have been used for centuries to sweeten bitter beverages and to make tea in the plant’s native Paraguay. Stevia is grown commercially in Brazil, Paraguay, Uruguay, Central America, Israel, Thailand and China. The stevia rebaudiana plant was first introduced to China in 1977 and commercial harvesting of stevia started in the mid-1980’s. There are two major species of stevia grown in China; one was cultivated by Chinese researchers and another was introduced from Japan. Most stevioside produced in China is exported throughout Asia, primarily to Japan and South Korea meanwhile Chinese domestic market demand is also gradually building up in recent years.

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

The ongoing advocacy to eliminate the European Union's (EU) ban on the consumption of stevia was confirmed by the European Commission in November 2011. The European Stevia Research Center and the European Stevia Association are EU based organizations that focus on stevioside research and the elimination of the EU’s ban on the consumption of stevioside.  These organizations have determined that stevia is safe for use in foods.  In addition, in June 2007, the Joint Expert Committee on Food Additives concluded that steviol glycoside showed no adverse affects and was stable for use in food and acidic beverages under normal conditions and in June 2008 extended its recommendation for acceptable daily intake of up to 4 mg per kg body weight per day.

In April 2010, at the request from the European Commission, the European Food Safety Authority’s scientific Panel on additives known as the ANS Panel assessed the safety of steviol glycosides, sweeteners extracted from plant leaves, and established an acceptable daily intake for their safe use. This assessment is being considered by the European Commission in deciding whether or not to authorize the substances in the EU for their proposed use, particularly in sugar free or reduced energy foods such as certain flavored drinks, confectionery with no added sugar or energy reduced soups. The toxicological testing conducted by the ANS Panel showed that the stevia based substances are neither genotoxic nor carcinogenic, nor are they linked to any adverse effects on the human reproductive system or for the developing child. The ANS Panel set an acceptable daily intake of 4 mg per kg body weight per day for steviol glycosides, a level consistent with that already established by the Joint Expert Committee on Food Additives.

In July 2011, the EU Standing Committee on Food Chain and Animal Health announced that steviol glucoside derived from the stevia plant was safe for use in food ingredients throughout the 27 counties of the EU.  In November 2011, the European Commission formally authorized the use of steviol glucoside derived from the stevia plant as a non-caloric sweetener for EU-wide use.

On March 23, 2010, we received a “no objection letter” from the U.S. Food and Drug Administration (“FDA”) regarding our request for FDA Generally Recognized As Safe (GRAS) status on five of our stevia extract products, including Rebaudioside A 98, Rebaudioside A 95, Rebaudioside A 80, Rebaudioside A 60, and Stevioside 90 Stevia Extracts. The FDA affirmed GRAS status confirms that these stevia extracts are considered safe for use as a general purpose sweetener in foods, excluding meat and poultry products. This affirmation was based on our conclusion which is supported by the extensive independent review of our production processes and the overall quality of these stevia products by a panel of qualified scientists.

In February 2011, we renewed two-year Kosher certification for our stevia extract products.

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

Steviosin

Steviosin is a natural low calorie stevia extract for medicinal use, containing stevioside at 90% with the total steviol glycosides meeting or exceeding 95% on a dry weight basis. Steviosin is used as an alternative sweetener in the pharmaceutical production in China.

OnlySweet

OnlySweet is an all natural, zero calorie, tabletop sweetener comprised of three natural ingredients, including stevioside. In June 2008 we began production of a new blend of OnlySweet increasing its sweetness. We believe this new OnlySweet formulation represented a significant advancement in quality resulting in a sweeter and more natural taste compared to other manufacturers of stevioside based sweeteners. We believe consumers are attracted to these improvements in taste, absence of aftertaste and overall mouth feel of this new blend of OnlySweet. OnlySweet is manufactured in the United States at an FDA approved blending facility.

We sell OnlySweet to health food retailers, national and regional grocery chains in boxes of 50 and 100 packets of one gram each. OnlySweet is carried in an estimated 3,000 stores in the U.S. and is generally located in the sweetener aisle with all natural and alternative sweeteners. Natural products are one of the fastest growing segments in the grocery industry.

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributors foreign trade companies. Our top 10 customers accounted for 73.2% of our sales in the Stevioside segment in fiscal 2012. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd. and Qingdao RuiChi Medicine Industry Limited Company respectively accounted for 14.8% and 18.1% of our stevioside sales in fiscal 2012.We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products.  We control the default risk by conducting due diligence on a customers’ credit record before acceptance of a purchase order.

On December 2, 2011, we entered into a supplier agreement with Domino Foods, Inc. (“Domino Sugar”) to sell our Reb A 60 and higher grades of stevia. The term of this agreement is effective through December 31, 2012, and is renewable thereafter from month to month unless terminated by either party upon 30 days notice. The agreement provides that quantities and prices for the stevia ingredients will be included in purchase orders which will include agreed on pricing. Payments will be made on account on a net 30 days basis. In fiscal 2012, we did not have any sales to Domino Sugar under this agreement.

Sources and Availability of Raw Materials - Stevioside

The Shandong Province is a primary harvesting base of stevia leaves as well as the main region for the production of stevioside in China. We purchase all raw materials directly from local suppliers at market prices and pay for the leaves at the time of purchase. We test stevia leaves prior to purchase in an effort to maintain quality control. Our internal policy is to purchase leaves with stevioside content in excess of 9%. In fiscal 2012, our purchase from Linyuan City Chengde Stevia Leaves Planting Cooperative accounts for 33.3% of our total purchase of stevia leaves.

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

We set our production schedules based on the market demand and our capacity. Our stevioside production capacity is approximately 300 metric tons annually which we believe is sufficient to meet demand.  In fiscal 2012, we manufactured approximately 266 metric tons of stevioside, an increase of 69 metric tons from the prior year, mainly due to an increase in stevia sales.

In July 2008, our stevioside manufacturing facility located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province received a Certificate of Good Manufacturing Practices (GMP) from the PRC.

In early 2011, our stevia production facility operated by Qufu Shengren  received ISO 22000 and ISO 9001:2008 integrated process and systems certifications, in addition to HACCP (Hazard Analysis and Critical Control Points) certification from SGS S.A. and its country head offices in UK and China for this facility. SGS is one of the world’s leading inspection, verification, testing and certification companies. With more than 70,000 employees, SGS operate a network of more than 1,350 offices and laboratories around the world.

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

Expansion plans

In September 2011, Qufu Shengwang acquired the minority interest in Qufu Shengwang from Korea Stevia Company, Limited. On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop the bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name. We plan to start production in fiscal 2013. No additional investment in the facility would be required. Our facility has an estimated annual capacity to produce 10,000 metric tons of bio-bacterial fertilizers.

In April 2012, Qufu Shengren also started the construction of a new stevia extraction line in the same location of its current stevioside manufacturing facility. This line facility will apply a new stevia extraction technology to produce both high and low grade stevioside. The target annual production capacity of this line facility is estimated at 500 metric tons including 300 metric tons of high purity rebaudioside A products and 200 metric tons of low purity rebaudioside A products.

CHINESE MEDICINE SEGMENT

In our Chinese medicine segment, we manufacture and sell traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2012 this segment generated revenues of $3.1 million, representing 24% of our total consolidated revenues.

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

We manufactured and sold approximately 354 different extracts in fiscal 2012 compared to 325 different extracts in fiscal 2011. These extracts, can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. In fiscal 2012 , no single customer represented more than 10% of our total revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. We deliver upon the acceptance of a purchase order with no deposit required. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on a customers’ credit record before acceptance of a purchase order.

Sources and Availability of Raw Materials – Chinese Medicines

We purchase raw materials for our traditional Chinese medicine formula extracts on the open market at market prices.  The prices of raw materials for Chinese medicines fell back to and steadily stay on the downward track during fiscal 2012 due to effective measures by Chinese governments to tame speculations on raw materials and the increase of market supply from harvest season.

In fiscal 2012, our top five suppliers represented approximately 50.1% of our purchases of raw materials used in our Chinese medicine segment, including Shandong Heze Zhongshun Pharmaceutical Co., Ltd. and Bozhou Weitao Pharmaceutical Co., Ltd. respectively accounting for 19.2% and 12.9%.

Formulation, Manufacturing and Packaging

The extract formulas used in our manufacturing are either commonly used formulas published in the National Medicine Dictionary or industry standard formulas which may have been developed by university research scientists or internally developed by our research and development personnel. Internally developed formulas must be approved by the Shandong Bureau of Quality and Technical Supervision prior to public use.

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

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2012 and fiscal 2011 we spent $0.2 million and $0.3 million, respectively, on research and development.

In addition, as part of WILD Flavors’ investment in our company, WILD Flavors provided product development services as part of a broader services agreement with Sunwin USA LLC as discussed later in this section.

Competition

Our subsidiaries and the business segments they operate in face unique challenges and extensive competition.

Stevioside.  There are approximately 30 stevioside manufacturers operating on a continuing basis in China. Our primary competitors in the stevioside market are Ganzhou Julong High Technology Food Industry Co., Ltd., GLG Live Tech Corp. and PureCircle Limited. While these competitors have production capacity similar to ours, we believe we compete effectively with them based on our production capabilities and product quality. In addition, other companies periodically enter the market depending upon demand. These intermittent producers  may choose to stop production when raw materials are not readily available in the marketplace. The sporadic oversupply of product from these competitors can adversely affect our market share. Furthermore, if demand wanes these competitors may reduce the price of their products, which can adversely affect market prices. In addition to competing with other Chinese companies, we also compete with foreign growers and processors.

We are one of the few steviosin manufacturers that are GMP certified and granted with drug approval number. We believe that the combination of eligibility to supply pharmaceutical ingredients and capability for stevia extraction provides us with a competitive advantage compared to our competitors, most of whom are either not eligible to supply pharmaceutical ingredients or not experienced in large-scale stevia extraction.

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

WILD Flavors and Sunwin USA

On February 5, 2009, we entered into a securities purchase agreement with WILD Flavors to purchase 20,000,000 shares of our common stock at $0.15 per share together with five year warrants to purchase 26,666,666 shares of our common stock with an exercise price of $0.35 per share.  In connection with the securities purchase agreement we paid fees of $100,000 in cash and 1,000,000 shares of our common stock and paid legal fees of $10,000.   We used the net proceeds from this transaction for expansion of our production facilities in China and general corporate purposes.

Pursuant to the terms of the securities purchase agreement, we converted our Sunwin Stevia International subsidiary into a limited liability company called Sunwin USA. In exchange for our contribution of Sunwin Stevia International‘s capital, we received 5,500 membership units in Sunwin USA, representing a 55% interest after giving effect to the issuance of 4,500 membership units to WILD Flavors. In addition, WILD Flavors provided sales, marketing, logistics and supply chain management, product development and regulatory services to Sunwin USA over a period of two years beginning on February 5, 2009. We valued the services at $1,000,000 over the two year period.  WILD Flavors agreed to act as the sole manager of Sunwin USA and is responsible for all of its business and affairs. WILD Flavors has the right of first refusal to purchase additional membership units in Sunwin USA at $222.22 per unit to provide any additional capital required by Sunwin USA as mutually determined by us and WILD Flavors.

Under the terms of the securities purchase agreement, WILD Flavors had the option to exchange its 45% interest in Sunwin USA into 6,666,666 shares of our common stock at any time until December 31, 2010.  This exchange option expired unexercised. WILD Flavors is also entitled to a bonus option which would entitle it to receive the greater of:

•           6% of the issued and outstanding membership units of Sunwin USA or
•           the number of membership units of Sunwin USA necessary to increase WILD Flavor’s ownership interest to 51% if

Sunwin USA achieved cumulative pre-tax profits of $3,000,000 on or before December 31, 2011 computed in accordance with U.S. GAAP exclusive of the cost of product liability insurance.

The bonus option expired unexercised as the threshold profit criteria was not reached.

On February 5, 2009 as part of the transactions wel entered into a distributorship agreement with WILD Flavors for the worldwide distribution of our stevioside products. The distributorship agreement is for an initial term of 60 months with automatic renewal terms of 12 successive 36 month renewal periods.

  During the fourth quarter of fiscal 2012, we began negotiations with WILD Flavors for the purchase of the remaining 45% interest owned by it in Sunwin USA. The terms of the transaction are being formulated and we expect that the consideration will include a combination of shares of our common stock and cash, with WILD Flavors assuming certain liabilities in Sunwin USA. As of the date of this report, we have not entered into a definitive agreement for our purchase of this interest in Sunwin USA and there are no assurances terms will be agreed upon by the parties or that the transaction will be consummated.

INTELLECTUAL PROPERTY

Our success depends in part on our ability to protect our intellectual property which includes various raw materials purification technologies used in our products. We have received a trademark from the U.S. Patent and Trademark Office covering the trade name “Only Sweet”, which we are using for the North American distribution of our stevia based tabletop sweetener product.

To protect our proprietary rights outside the PRC we generally rely on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. We do not have any similar agreements with any of our employees or consultants in the PRC. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. In the past three of our traditional Chinese medicine products have been copied by our competitors. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

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

As a U.S. based company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission , the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission , and the State Administration of Foreign Exchange (“SAFE”).

Currency

 The value of the Renminbi (“RMB”), the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have generally been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. In April 2012, China announced its decision to widen RMB daily trading limit against the U.S. dollar to 1 percent to boost RMB’s two-way fluctuation flexibility and improve the market-based managed floating exchange rate regime tied to a basket of foreign currencies.

OUR CORPORATE HISTORY

We were incorporated in Nevada in August 1987 under the name Network USA, Inc. for the purposes of completing a merger or other business combination with an operating entity.  From our inception through April 2002 we did not conduct business.  On April 9, 2002, we acquired 20% of One Genesis, Inc., a privately-held Texas real estate corporation, from one of our then principal stockholders in exchange for approximately 4,333,332 shares of our common stock. The shares of One Genesis, Inc. were sold on July 31, 2002 for $120,000 in cash.

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

In addition, on September 2, 2008, we entered into an amendment to the June 30, 2008 stock sale and purchase agreement  with Shandong Group to purchase 29,525,776 shares of the common Stock at $0.21 per share, representing approximately 34% of our issued and outstanding common stock. In addition, the amendment provided that in the event Qufu Shengwang did not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the “Target Amount”) over a period of 36 consecutive months beginning the first day of the month following the closing (the “Earnings Target Period”), then Shandong Group was obligated to return to us a number of shares of our common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which was the Target Amount less the amount of Qufu Shengwang’s net income earned over the Earnings Target Period and the denominator was the Target Amount; by 29,525,776, the number of shares purchase under the amendment. As set forth below, the provision for the possible return of shares to us was terminated in November 2008 a subsequent amendment to this amended agreement.

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

In addition, on November 18, 2008, we entered into a second amendment to the stock sale and purchase agreement to reduce the total number of shares of common stock to be purchased by Shandong Group from 29,525,776 shares to 19,175,480 shares at $0.21 per share. As a result of the second amendment , we cancelled 10,350,296 shares of our common stock issued to Shandong Group, reduced the amount due from Shandong Group by $2,173,562 reflecting the difference between the purchase price under the first amendment and the purchase price for the shares under the second amendment and eliminated the requirement for the earnings target amount provided for in the first amendment.  In satisfaction of this term, the purchase was completed by Shandong Group’s delivery of the 60% interest in Qufu Shengwang. The 19,175,480 shares of common stock purchased by Shandong Group represented approximately 22% of the issued and outstanding shares of our common stock prior to completion of the transaction.

On March 25, 2009 Qufu Natural Green acquired Qufu Shengren for $3,097,242. The purchase price was equal to the value of the assets of Qufu Shengren as determined by an independent asset appraisal in accordance with PRC issued asset appraisal principles in China. Qufu Shengren is engaged in the production and distribution of bulk drugs and pharmaceuticals.

Upon completion of the acquisition of Qufu Shengren in March 2009, the shareholders of Qufu Shengren purchased 21,434,201 shares of our common stock at $0.145 per share representing approximately 14.4% of our issued and outstanding common stock at the time of the sale. In satisfaction of this term, the purchase was completed by delivery of the 100% interest in Qufu Shengren by its shareholders.

In July 2010 Qufu Natural Green sold its 100% ownership interest in Shengya Veterinary Medicine to Mr. Laiwang Zhang, our president and chairman of our board of directors.  Shengya Veterinary Medicine historically represented less than 20% of our total revenues and represented approximately 12% of our total revenues in fiscal 2010, compared to 16.7% in fiscal 2009.  Under the terms of the agreement, Mr. Zhang tendered to us for cancellation 7,818,545 shares of our common stock he owned, valued at $3,674,716, based on the closing stock price at July 31, 2010.  The carrying value of Shengya Veterinary Medicine’s net assets totaled $4,906,747 at July 31, 2010 and we recognized a foreign currency translation gain of $1,243,481 that had previously been reflected in accumulated other comprehensive income.  As a result, we booked a gain on sale of subsidiary of $11,450 in fiscal 2011.

       On September 30, 2011, Qufu Shengwang purchased the 40% equity interest in Qufu Shengwang owned by our Korean partners, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of April 30, 2012 has been eliminated to reflect our 100% interest in Qufu Shengwang. Qufu Shengwang plans to resume production in fiscal 2013 for the products including bio-fermentation bacterial fertilizers, foliar fertilizers, and biological pesticides.

In April 2012 we changed our corporate name to Sunwin Stevia International, Inc.

EMPLOYEES

As of July 5, 2012, we employed 232 individuals in the following areas:

Function	Number of Employees
Management and administration	28
Manufacturing and production	144
Quality control and research and development	17
Sales and marketing	43
Total	232

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

U.S. and Chinese Advisors

On April 22, 2011 we entered into a consulting agreement with China Direct Investments, Inc., a subsidiary of CD International Enterprises, Inc. (“CDI”) to continue to provide us with management services from May 1, 2011 through April 30, 2012. Under the terms of this agreement, CDI provided various consulting services to us including coordination of corporate matters, filings with the SEC, capital structuring advice assistance with investor relations and negotiations with foreign business partners to expand sales of steviosides. As compensation for these services, we issued CDI a total of 1,500,000 shares of our common stock valued at $524,800. In addition, we are responsible for the expenses and costs charged by third-party vendors up to a maximum of $130,000 for fiscal 2012. CDI agreed to cover the additional third-party expenses beyond the maximum limit.

We are currently in the negotiation with CDI to renew the consulting agreement under similar conditions for fiscal 2013 and we expect to enter the new annual consulting agreement in mid fiscal 2013. CDI orally agreed to continue to provide the services to us while the terms of the new agreement are being finalized.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock.  If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR COMPANY

IN RECENT YEARS OUR REVENUES HAVE DECLINED AND THERE ARE NO ASSURANCES THEY WILL RETURN TO HISTORIC LEVELS IN FUTURE PERIODS. OUR OPERATING LOSSES ARE IMPACTING OUR LIQUITY

Our total revenues from continuing operations were $12.9 million in fiscal 2012 as compared to $9.6 million in fiscal 2011. Although our revenues from continuing operations for fiscal 2012 increased approximately 35% from fiscal 2011, our revenues continue to be less than recent fiscal years. In fiscal 2009 reported total revenues of $22.0 million and in fiscal 2010 our total revenues were $14.5 million   The decline in our revenues from historic periods is described later in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that revenues in our Stevioside segment, which increased 34.5% in fiscal 2012 from fiscal 2011, will continue to increase in future periods due to increased worldwide acceptance of stevia-based sweeteners, there are no assurances our expectations are correct or that our efforts to increase our revenues in our Stevioside segment will be. In addition, while our operating loss and net loss each declined in fiscal 2012 from fiscal 2011, it is likely that we will continue to report losses from operations in future periods and we will be required to use our working capital to fund our operating expenses instead of our growth.

OUR CASH AND WORKING CAPITAL DECLINED IN FISCAL 2012 FROM FISCAL 2011.  CONTINUING DECLINES WILL IMPACT OUR ABILITY TO FUND OUR OPERATIONS AND MAY REQUIRE US TO RAISE CAPITAL.

At April 30, 2012 we had cash of $2.96 million as compared to $10.6 million at April 30, 2011, a decline of $7.6 million.  Our working capital at April 30, 2012 was $10.6 million as compared to $14.1 million at April 30, 2011, a decline of 25%. Our cash and working capital in fiscal 2012 were adversely impacted by our operating loss of $3.8 million as well as our net cash used in operating activities of $3.9 million. We do not have any sources for working capital other than our operations. While we believe that we have adequate working capital to fund our operations for the next 12 months, if our operating losses were to increase for any reason, it is possible that we would need to raise additional capital or curtail some of our expansion plans. We do not have any agreements or understandings with any third parties for capital commitments and there are no assurances we would be able to secure additional capital as may be necessary upon terms and conditions satisfactory to us. In that event, it is likely we would curtain some of our expansion plans which would adversely impact our operating results in future periods.

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

THERE ARE NO ASSURANCES OUR RECENT AGREEMENT WITH DOMINO SUGAR WILL RESULT IN ANY SIGNIFICANT REVENUES TO US.

In December 2011, we entered into a supplier agreement with Domino Sugar to sell our Reb A 60 and higher grades of stevia in quantities and at prices for the stevia ingredients to be ordered by Domino Sugar.  In fiscal 2012, we did not have any sales to Domino Sugar under this agreement. There are no assurances we will make any substantial sales to Domino Sugar under this agreement or that the agreement will be renewed when it expires in December 2012.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevia used to make stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our cost of sales as a percentage of revenues was 85.2% in fiscal 2012 and 84.9% in fiscal 2011, and we may experience significantly higher costs in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential raw material price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. In fiscal 2012 the effect of the foreign exchange transaction was $0.9 million and in fiscal 2011 it was $1.7 million. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH STOCKHOLDERS MAY HAVE LESS PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

The Sarbanes-Oxley Act of 2002 and other federal legislation has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE MTK LLC or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, the adoption of a code of ethics and the adoption of a related persons transaction policy. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit committee or other independent committees of our board of directors as we presently do not have any independent directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors and our lack of independent directors, decisions concerning matters such as the terms of related party transactions, the amount of management fee paid to a related party, compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR ACCOUNTING PERSONNEL HAVE LIMITED EXPERIENCE WITH U.S. GAAP AND WE ARE DEPENDENT UPON THE SERVICES OF CDI TO ENSURE THAT OUR FINANCIAL STATEMENTS ARE PROPERLY PREPARED.

Although our Chief Financial Officer and members of our accounting staff have significant experience with the application of accounting principles and the relevant financial regulations applicable to enterprises established in the PRC, these individuals have limited experience in the application of U.S. GAAP.  Since 2005 CDI has been providing various accounting and other corporate management services to us and we are materially dependent upon this firm to assist us in the preparation of our financial statements and reports we file with the Securities and Exchange Commission. If we were to lose the services of CDI, or any similar firm which we may engage in the future, our ability to prepare our financial statements in conformity with U.S. GAAP and to timely file our annual and quarterly reports with the Securities and Exchange Commission would be materially and adversely impacted.  If we are unable to properly and timely file these reports, our common stock would be removed from quotation on the OTC Bulletin Board and we could become subject to an enforcement action by the Securities and Exchange Commission.

RISKS RELATED TO DOING BUSINESS IN CHINA

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD HARM US.

Our operations in China are governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value.  We are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some-time after the violation has occurred. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Further, on August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of its capital contribution in foreign currency into RMB. The notice requires that the capital of a foreign-invested company settled in RMB converted from foreign currencies shall be used only for purposes within the business scope as approved by the authorities in charge of foreign investment or by other competent authorities and as registered with the Administration for Industries and Commerce and, unless set forth in the business scope or in other regulations, may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, including heavy fines. As a result, Circular 142 may significantly limit our ability to capitalize our PRC operations, which could adversely affect our ability to invest in or acquire any other PRC companies.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUE EFFECTIVELY.

Because all of our revenue is denominated in RMB, restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund any business activities we may ultimately have outside China or to make dividend payments to our shareholders in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of SAFE is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

FLUCTUATIONS IN THE VALUE OF THE RMB MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently, the PRC has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.  Any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends payable on, our common stock in foreign currency terms. More specifically, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Consequently, appreciation or depreciation in the value of the RMB relative to the U.S. dollar could materially adversely affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

RECENT SAFE REGULATIONS COULD ADVERSELY IMPACT OUR COMPANY AND SUBJECT US TO FINES.

Recent PRC regulations relating to offshore investment activities by PRC residents and employee stock options granted by overseas-listed companies may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If our shareholders who are PRC residents, or our PRC employees who are granted or exercise stock options, fail to make any required registrations or filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws. In 2005, SAFE promulgated regulations that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies, will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file or update the registration with the local branch of SAFE, with respect to that offshore company, any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiary of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot provide any assurances that all of our shareholders who are PRC residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in the SAFE regulations may subject our company fines and legal sanctions, restrict our cross-border investment activities, or limit our ability to distribute dividends to or obtain foreign-exchange dominated loans from our company.  As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

THE NEW M&A RULES ESTABLISH MORE COMPLEX PROCEDURES FOR SOME ACQUISITIONS OF CHINESE COMPANIES BY FOREIGN INVESTORS, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO PURSUE GROWTH THROUGH ACQUISITION IN CHINA.

The New M&A Rules that became effective on September 8, 2006 established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could materially adversely affect our ability to grow our business through acquisitions in China.

UNDER PRC LAWS, ARRANGEMENTS AND TRANSACTIONS AMONG RELATED PARTIES MAY BE SUBJECT TO A HIGH LEVEL OF SCRUTINY BY THE PRC TAX AUTHORITIES.

Under PRC laws, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Under the Regulation on the Implementation of the Enterprise Income Tax Law of the PRC, the “related party” means the enterprises, other organizations or individuals that have any of the following relations with an enterprise:

•	direct or indirect control relationship with respect to capital, management, sale or purchase, etc.;
•	directly or indirectly controlled by a common third-party;
•	any other relationship of interest.

We engage in a number of transactions with related parties.  If any of the transactions we enter into with related parties are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings would in all likelihood substantially increase our possible future taxes and thus reduce our net income in future periods.

WE FACE RISKS RELATED TO NATURAL DISASTERS AND HEALTH EPIDEMICS IN CHINA, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu” occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government and certain regional governments within China have enacted regulations to address the H1N1 virus, which may have an effect on our business. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China, and could require the temporary closure of our facilities. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

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

RISKS RELATED TO OUR COMMON STOCK

DUE TO RECENT CHINESE ACCOUNTING SCANDALS, THE PRICE OF OUR COMMON STOCK MIGHT FLUCTUATE SIGNIFICANTLY AND IF OUR STOCK PRICE DROPS SHARPLY, WE MAY BE SUBJECT TO SHAREHOLDER LITIGATION, WHICH COULD CAUSE OUR STOCK PRICE TO FALL FURTHER.

In the past few months, there have been well-publicized accounting problems at several U.S.-listed Chinese companies that have resulted in significant drops in the trading prices of their shares and, in some cases, have led to the resignation of outside auditors, trading halts or share delistings by NASDAQ or the New York Stock Exchange, and investigations by the Division of Enforcement of the Securities and Exchange Commission. Many, but not all, of the companies involved in these scandals had entered the U.S. trading market through “reverse mergers” into publicly traded shells. The scandals have had a broad effect on Chinese companies with shares listed or quoted in the United States.  Past or future accounting scandals in other Chinese companies could have a material adverse effect on the market for shares of our common stock and the interest of investors in our company or generally in PRC companies.  In this event, the fluctuations in the market prices of our common stock could result in decreased liquidity and/or declining stock prices unrelated to our results of operation or business. In addition, as set forth in the risk factor immediately below, we do not have any audit committee financial experts on our Board of Directors and, accordingly, the risk of future errors in our financial statements is increased.

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK COULD BE CONSIDERED A “PENNY STOCK” WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

As the trading price of our common stock is less than $5.00 per share, our common stock could be considered a “penny stock,” and trading in our common stock could be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock”, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

A LARGE PORTION OF OUR OUTSTANDING COMMON SHARES ARE “RESTRICTED SECURITIES” AND FUTURE SALES OF THOSE SHARES BY OUR STOCKHOLDERS COULD ADVERSELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

At July 23, 2012 we had 157,356,137 shares of common stock outstanding, of which approximately 54,568,639 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

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

In October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facility used in our traditional Chinese medicine business. This lease, which expires on October 1, 2012, provides for an annual rent of approximately $23,400. We have paid the rent for this facility in fiscal 2012 which was included in the management fee we paid to Pharmaceutical Corporation during fiscal 2012. We expect to renew the lease under similar terms after the current agreement expires in October 2012.

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

We sub-lease a 408 square-foot furnished office from CD International Enterprises, Inc. (“CDI”) located at 431 Fairway Drive Suite 251, Deerfield Beach, FL 33441 which we use as our U.S. corporate administrative offices. The term of the lease begins on June 1, 2011 and terminates on May 31, 2012. Annual rent for this office is $10,000.  Currently, we are in negotiations with CDI to renew the lease. CDI has orally committed to allow us to continue using the office space under current terms until   the new lease is agreed upon..

           On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase 30 apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012.  We prepaid 30% of the purchase price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the purchase price, or approximately $1,195,162, was paid in December 2011, with the balance, or approximately $478,066, upon completion of the ownership documents and transfer of the apartment units to us.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, and to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES.

        Not applicable for our operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “SUWN”. The following table sets forth the reported high and low closing prices for our common stock as reported on the OTCBB for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2011
May 1, 2010 through July 31, 2010	$0.69	$0.41
August 1, 2010 through October 31, 2010	$0.45	$0.28
November 1, 2010 through January 31, 2011	$0.37	$0.21
February 1, 2011 through April 30, 2011	$0.38	$0.24

Fiscal 2012
May 1, 2011 through July 31, 2011	$0.37	$0.27
August 1, 2011 through October 31, 2011	$0.39	$0.27
November 1, 2011 through January 31, 2012	$0.48	$0.28
February 1, 2012 through April 30, 2012	$0.33	$0.25

On July 23, 2012, the last reported sale price of the common stock on OTC Bulletin Board was $0.22 per share. As of July 23, 2012 there were 749 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years 2012 and 2011 should be read in conjunction with the consolidated financial statements and footnotes,  and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During 2012 and 2011 our operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese medicine.

Recent Developments

On September 30, 2011, Qufu Shengwang repurchased the 40% equity interest in Qufu Shengwang owned by Korea Stevia Company, Limited, for $626,125 in cash. As a result of this purchase, we own 100% of the equity interest in Qufu Shengwang. On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop the bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name. We plan to start production in fiscal 2013. No additional investment in the facility would be required. Our facility has an estimated annual capacity to produce 10,000 metric tons of bio-bacterial fertilizers.

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

In April 2012, Qufu Shengren started the construction of a new stevia extraction line in the same location of its current stevioside manufacturing facility. This line facility will apply a new stevia extraction technology to produce both high and low grade stevioside. The target annual production capacity of this line facility is estimated at 500 metric tons including 300 metric tons of high purity rebaudioside A products and 200 metric tons of low purity rebaudioside A products. We expect that the total cost of this new line will be approximately $4.7 million which will be funded from generated revenues and our working capital. We expect this new line facility to start trial production in October 2012.

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

Chinese medicine segment

In our Chinese medicine segment, we manufacture and sell approximately 354 different extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

We are currently evaluating alternatives as to the potential disposition of the Chinese medicine segment to further streamline our product offering and focus our business on producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese medicine segment has also been influenced by our concerns on the profitability of this segment in the near future. The competition in Chinese medicine market has strengthened over the past few months. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment. These measures are expected to further increase our raw materials and production costs in the coming quarters and beyond. However, this segment is currently operating at full capacity and we do not expect  significant growth potential from this segment in the near future.

Our Performance

Our total revenues of $12.9 million in fiscal 2012 increased by 35.0% as compared with fiscal 2011, while our gross margin decreased slightly to 14.8% from 15.2% in fiscal 2011 primarily due to higher cost of raw materials. Our total operating expenses in fiscal 2012 decreased by approximately $0.9 million compared to fiscal 2011 primarily due to a decrease of 24.1% in general and administrative expenses.  Our loss from continuing operations for fiscal 2012 was $4.4 million, compared to $5.1 million in fiscal 2011.

Our operating performance for fiscal 2012 was driven by an increase in sales revenue from higher volume of existing lower and higher grades stevia products in our Stevioside segment accompanied by higher sales revenue  due to higher volume in our Chinese medicine segment. However, the actual growth of the international market, especially the U.S. market, was behind expectations as many of our manufacturing customers have ended up with higher inventories, and have reduced their purchases of raw materials.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for fiscal 2012. Furthermore, we continue to encounter strong competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia. As a result, some of our customers reduced purchases of our higher quality grades of stevia in favor of lower quality stevia grades, a trend which began in 2010. The increase in revenues in our Chinese medicine was due primarily to increases in volume accompanied with moderate increases in pricing during fiscal 2012 and, more recently, increased livestock breeding resulting in higher demand for these products. Even though we improved our sales revenues which resulted in a lower net loss in fiscal 2012, we experienced lower gross margin in our Stevioside segment, primarily due to higher raw material costs as compared to fiscal 2011.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2013 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

  Some of the recent favorable observations related to the stevia markets in fiscal 2012 include:

•	Chinese domestic food and beverages, particularly herbal tea manufacturers and the pharmaceutical industry, have increased the use of steviosides;
•	In November 2011, the European Union authorized the use of steviol glucoside derived from the stevia plant for EU-wide use in certain foodstuffs;
•	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia.
•
We were notified in November of 2011 that our stevia extracts production process has been certified organic under standards established by the USDA National Organic Program and European Commission (EC) 834/2007 and EC 889/2008 which will further expand the use of our organic stevia products in the food and beverage industry market in the US and Europe;

•	We signed a Domino Sugar in December 2011 for the sale of our stevia products which we hope will further develop our market share;
•
The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts will lead to sustainable growth in stevia sales volume in the future;

•
Started construction of new stevia extraction line in April 2012 for trial production anticipated in October 2012. This new line will add additional 500 metric tons to our current annual production capacity; and

•
On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng, a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop the bio-bacterial fertilizers based on the residues from our stevia extraction.

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2013 and 2014. During fiscal 2012, the market prices of stevioside series were impacted by strong price competition among Chinese manufacturers. We expect the price pressure to continue in fiscal 2013 and into fiscal 2014. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in the coming harvest fall season for 2012.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations in fiscal 2012 and fiscal 2011.  The percentages represent each line item as a percent of revenues:

For the Year Ended April 30, 2012
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	3,102,167	100.0%	9,830,011	100.0%	-	12,932,178	100.0%
Cost of goods sold	2,823,069	91.0%	8,194,121	83.4%	-	11,017,190	85.2%
Gross profit	279,098	9.0%	1,635,890	16.6%	-	1,914,988	14.8%
Loss on disposal of
property and equipment	-	0.0%	(673,931)	(6.9)%	-	(673,931)	(5.2)%
Other operating expenses	1,444,197	46.6%	2,898,823	29.5%	719,664	5,062,684	39.2%
Other income (expense)	(48,600)	(1.6)%	(542,977)	(5.5)%	17,490	(574,087)	(4.4)%
Loss from continuing operations
before income taxes and
noncontrolling interest	(1,213,699)	(39.1)%	(2,479,841)	(25.2)%	(702,174)	(4,395,714)	(34.0)%

For the Year Ended April 30, 2011
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	2,274,651	100.0%	7,307,980	100.0%	-	9,582,631	100.0%
Cost of goods sold	2,088,098	91.8%	6,042,753	82.7%		8,130,851	84.8%
Gross profit	186,553	8.2%	1,265,227	17.3%	-	1,451,780	15.2%
Gain (loss) on disposal of
property and equipment	1,024	0.0%	(1,181,325)	(16.2)%	-	(1,180,301)	(12.3)%
Other operating expenses	1,535,652	67.5%	3,635,718	49.7%	280,563	5,451,933	56.9%
Other income (expense)	8,661	0.4%	34,580	0.5%	11,425	54,666	0.6%
Loss from continuing operations
before income taxes and
noncontrolling interest	(1,339,414)	(58.9)%	(3,517,236)	(48.1)%	(269,138)	(5,125,788)	(53.5)%

Revenues

Total revenues in fiscal 2012 increased by $3.3 million, or 35.0%, as compared to fiscal 2011. Stevioside revenues, which comprised 76.0% and 76.3% of our revenues in fiscal 2012 and fiscal 2011, respectively, increased by $2.5 million, or 34.5%, while Chinese medicine revenues increased by 36.4%.

 The increase in Stevioside revenues was driven by higher sales revenues of both higher and lower grade Stevioside products, including steviosin, in the domestic market, accompanied by an increase in sales revenue of our higher grades stevia products in the export market. During fiscal 2012, approximately 24.9% of the higher revenues in our Stevioside segment were attributable to greater sales volume in this segment and approximately 8.1% were attributable to an increase in pricing. In addition, the demand growth for our intermediate and higher grade stevia products was slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011. We produced 266 metric tons of stevioside for fiscal 2012 as compared to 198 metric tons in fiscal 2011.

The increase in Chinese medicine revenues was due primarily to seasonally higher demand for meat and eggs, resulting in increased livestock breeding, which spurs demand for our products. The livestock breeding industry entered the traditional peek production cycle, in the third quarter of fiscal 2012, in preparation for the annual peak consumption during the Chinese holiday season featured by New Year’s Day and Chinese Spring Festival during January 2012. During fiscal 2012, approximately 32.8% of the higher revenues in our Chinese medicine segment were attributable to greater sales volume in this segment and approximately 1.1% were attributable to an increase in pricing.

Cost of Revenues and Gross Margin

 Cost of revenues for fiscal 2012 increased by $2.9 million, or 35.5%, compared to fiscal 2011. The increase in cost of revenues basically offset the increase in sale volume primarily due to higher raw material costs.  Gross margin on Stevioside segment for fiscal 2012 was 16.6%, as compared to 17.3% for fiscal 2011.The lower gross margins for Stevioside was due primarily to higher costs of raw materials and increased competition in both the domestic and international markets which resulted in having to charge lower prices for our products to remain competitive. Gross margin on Chinese Medicine was 9.0% in fiscal 2012, compared 8.2% in fiscal 2011. The higher gross margin for Chinese Medicines was due primarily to higher sales revenue. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for fiscal 2012 was 14.8%, compared to 15.2% in fiscal 2011.

Total Operating Expenses

 Our operating expenses for fiscal 2012 decreased by approximately $0.4 million, or 7.1%, after excluding $0.7 million and $1.2 million for fiscal 2012 and 2011, respectively, for losses on disposition of obsolete property and equipment . After exclusion of the loss on disposition of obsolete property and equipment for both periods in 2012 and 2011, the decrease was primarily due to a $1.1 million reduction in general and administrative expenses for office and travel expenses, offset by an increase of $0.5 million in stock compensation expense paid primarily for consulting services and $0.3 million in selling and other consulting expenses.

Included in our operating expenses for fiscal 2012 was $0.8 million of management fees paid to Pharmaceutical Corporation. These fees are for the administrative management of our operations and include compensation payable to certain of our employees.  As described elsewhere herein, Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman.

Net Loss

Loss from continuing operations in fiscal 2012 was $4.4 million, compared to $5.1 million in fiscal 2011. The decrease was primarily due to higher revenues offset by higher other expenses which included $0.6 million in assessment fee for manufacturing facilities used in land located within Qufu county in China . Our net loss for fiscal 2012 was $4.3 million, compared to $4.9 million in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At April 30, 2012, we had working capital of $10.6 million, including cash of $3 million, as compared to working capital of $14.2 million and cash of $10.6 million at April 30, 2011. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months. Our commitments for capital expenditures in fiscal 2013 are estimated at $5.2 million, comprised of $0.5 million for last installment on apartment complex unit, which is expected to be sold during fiscal 2013, and $4.7 million estimated for completion of the construction of a new stevia extraction line, as previously discussed. We expect to satisfy these obligations from our working capital.

       At April 30, 2012 we reclassified to short term investment $1.9 million invested in the purchase of thirty apartment units complex since management has plans to resell its investment in this apartment complex due to favorable real estate market for similar units in the area in which these units are located.

Accounts receivable, net of allowance for doubtful accounts, and including accounts receivable from related parties, increased by $0.6 million during fiscal 2012. The days’ sales outstanding in accounts receivable decreased to 63 days as of April 30, 2012, as compared to 79 days as of April 30, 2011.

At April 30, 2012 inventories, net of reserve for obsolescence, totaled $4.3 million, as compared to $3.3 million as of April 30, 2011. The increase is primarily due to a $0.8 million increase finished goods inventory and a $0.2 million increase in raw materials inventory in our stevioside business as we adjusted our production levels in anticipation of higher overseas demand.

At April 30, 2012, loan receivable amounted to $1.9 million, which represented an increase of $1.4 million from April 30, 2011. In December 2011, we entered into a loan agreement with Shandong Anda Biotech Co., Ltd. ( Shandong Anda), a third party which is a major supplier of stevia leaves to our company. According to the terms of the agreement, we lent Shandong Anda approximately $3.1 million. The loan will be due on December 18, 2012 and bears no interest. During the fourth quarter of fiscal 2012 Shandong Anda returned $1.5 million and the balance of the loan was $1.6 million as of April 30, 2012. During the third quarter of fiscal 2011 we also loaned $0.5 million to a subsidiary of CDI., our corporate management services provider. Payment of $0.2 million was received during the third quarter of 2012. The balance of $0.3 million plus accrued interest has been extended and is due on demand.

Our accounts payable and accrued expenses were $4.1 million at April 30, 2012, an increase of $1.6 from April 30, 2011. The balance was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW USED IN/PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was $3.9 million in fiscal 2012, as compared to net cash provided of $0.5 million in fiscal 2011.The increase resulting from cash used in operating activities was due primarily to $0.6 million increase in prepaid expenses and other current assets related to advance payments for stevia raw materials and deposits for apartment units contracted for future employees under our talent search plan sponsored by our company. We also used $0.9 million of cash to purchase raw materials inventory in stevia to support future sales, and advanced $1.6 million to a stevia supplier in a short-term loan to secure a supply of stevia leaves for our production in anticipation of the expected shortage for this product during the fall of calendar 2012.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $4.0 million in fiscal 2012, as compared to $1.0 million in fiscal 2011. The increase was due primarily to $0.6 million used for the purchase of the remaining 40% equity interest in Qufu Shengwang from our Korean partners, Korea Stevia Company, Limited, $1.9 million invested in purchase of apartment building for resale, and $1.6 million in capital expenditures for property and equipment, offset by $0.2 million in proceeds from repayments of loan receivable during fiscal 2012.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to $0.1 million in fiscal 2012 primarily due to the management fee owed to Pharmaceutical Corporation. Net cash provided by financing activities amounted to $0.1 million in fiscal 2011 primarily due to proceeds from the exercise of common stock purchase warrants with no comparable amounts for 2012.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2012.

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

	April 30, 2012	April 30, 2011
China	$2,938,981	$10,532,233
United States	19,914	31,180
Total	$2,958,895	$10,563,413

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

Our financial statements are contained in pages F-3 through F-20, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

   We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of April 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	50	President and Chairman
Dongdong Lin	38	Chief Executive Officer, Secretary and Director
Fanjun Wu	38	Chief Financial Officer
Chengxiang Yan	44	Director and General Manager of Qufu Natural Green

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

Liawang Zhang.  Mr. Zhang has over 12 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 16 years operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 16 years marketing experience in our industry and an advanced degree in farming.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2012 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2012, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2012.

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

Board oversight in risk management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk.  Our Chief Executive Officer also serves as one of our three directors and we do not have a lead director.  In the context of risk oversight, at the present stage of our operations we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our company are managed by our Board as a whole, including oversight of various risks that our company faces. Because our Board is comprised of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2012 for:

-	our principal executive officer or other individual serving in a similar capacity;
-
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in fiscal 2012 and who were serving as executive officers at April 30, 2012 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

-	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2012.

All compensation was paid in RMB and the amounts below reflect the conversion to U.S. dollar, rounded to the nearest whole dollar, based upon an exchange rate of RMB 6.3 to $1.00. For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Laiwang Zhang (1)	2012	$188,419	$0	0	0	$188,419
	2011	$179,778	$2,996	0	0	$182,774
Dongdong Ling (2)	2012	$56,526	$0	0	0	$56,526
	2011	$53,933	$2,996	0	0	$59,929

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.

Narrative Regarding Executive Compensation

Neither Mr. Zhang nor Ms. Lin are a party to an employment agreement with our company. Their compensation is determined by our Board of Directors, of which Mr. Zhang and Ms. Lin are members. The Board of Directors considers a number of factors in determining the compensation of Mr. Zhang and, Ms. Lin, including the scope of their duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time they devote to our business. The Board of Directors did not consult with any experts or other third parties in establishing the compensation for Mr. Zhang or Ms. Lin. The amount of compensation payable to either Mr. Zhang or Ms. Lin can be changed at any time at the discretion of the Board of Directors.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Mr. Zhang and Ms. Lin are covered by these government sponsored programs.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2012:

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Laiwang Zhang	0	0	0	0	0	0	0	0	0
Dongdong Lin	0	0	0	0	0	0	0	0	0

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 22, 2012, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 22, 2012, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2011 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At July 22, 2012 we had 157,356,137 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 22, 2012 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang	4,721,257	3.0%
Dongdong Lin	4,984,108	3.2%
Fanjun Wu	1,732,552	1.1%
Chengxiang Yan	-	-
All officers and directors as a group (four persons)	11,437,917	6.4%
WILD Flavors, Inc. (1)	46,666,666	29.7%

1
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2012.

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

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements at April 30, 2012 and which have occurred through the date of this report:

From time to time we sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman. In fiscal 2012, sales to this related party were $1,451,056.  At April 30, 2012, this related party accounts receivable due us from this related party was $550,750.

In November 2011, we entered into a loan agreement with Pharmaceutical Corporation pursuant to which we lent it approximately $3,181,016 (RMB 20,000,000). The loan had an original due date of November 20, 2012, and bears no interest. Pharmaceutical Corporation intended to use the money to acquire certain land use rights and we would have had the beneficial ownership of the acquired land. As a result of restrictions by the government in the city in which the land is located, which prohibits bidding on land use rights by foreign owned companies such as our company, we requested Pharmaceutical Corporation obtain the rights for us. On March 16, 2012, the loan agreement was amended to change the due date of the loan to April 20, 2012 since we had subsequently determined not to bid for the land use rights at this time. The total amount of the loan was repaid during the fourth quarter of fiscal 2012.

We pay management fees to Pharmaceutical Corporation. For the year ended April 30, 2012, we paid Pharmaceutical Corporation $831,344 for management compensation, which is included in general and administrative expense. These fees are for the administrative management of our operations and include compensation payable to certain of our employees. In January 2011, Pharmaceutical Corporation orally agreed to waive the management fees it charged us for its administration for fiscal 2011.

In December 2010 we lent CDI, our corporate management services provider, $500,000.  Under the terms of the loan agreement, the loan bore interest at 3% annually and the principal and interest were due on March 30, 2011.  We have orally extended the term of the loan.  At April 30, 2012, CDI owed us $319,548 under this loan, including $302,000 in principal and $17,548 in accrued interest. Both the principal and accrued interest are due on demand.

 Director Independence

None of our directors are considered independent within The NASDAQ Stock Market’s director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2012 and fiscal 2011. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2012 and fiscal 2011.

	2012	2011
Audit Fees	$95,000	$90,000
Audit - Related Fees		-
Tax Fees	6,500	6,500
All Other Fees		-
	$101,500	$96,500

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
2.1
Agreement and Plan of Merger dated March 28, 2012 between Sunwin International Neutraceuticals, Inc. and Sunwin Stevia International, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed on April 20, 2012).

3.1		Articles of Incorporation (Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000).
3.2		Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Form 8-K/A as filed on July 30, 2004).
3.3		By-Laws (Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000).
3.4		Articles of Merger as filed with the Secretary of State of Nevada on March 29, 2012 (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K as filed on April 20, 2012).
4.1		Form of $0.65 common stock purchase warrant (Incorporated by reference to the Report on Form 8-K as filed on March 23, 2007).
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
10.9
Consulting Agreement between China Direct Investments, Inc. and Sunwin International Neutraceuticals, Inc dated April 22, 2011 (Incorporated by reference to the Exhibit 10.21 to the Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

10.21
Stock Transfer Agreement between Korea Stevia Co, Ltd. and Qufu Shengwang Stevia Biology and Science Co., Ltd. dated September 30, 2011 (Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the period ended October 31, 2011).

10.22
Commercial Housing Purchase and Sale Contract between Qufu Jinxuan Real Estate Development Co., Ltd. and Qufu Natural Green Engineering Co., Ltd. dated August 25, 2011 (Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the period ended October 31, 2011).

10.23
Loan Agreement dated November 18, 2011 by and between Qufu Natural Green Engineering Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the period ended January 31, 2012).

10.24
Supplier Agreement dated December 2, 2012 by and between Sunwin International Neutraceuticals, Inc. and Domino Foods, Inc. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for the period ended January 31, 2012).

10.25
Loan Agreement dated December 16, 2011 by and between Qufu Natural Green Engineering Co., Ltd. and Shandong Anda Bio-Tech Co., Ltd. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the period ended January 31, 2012).

10.26
Confirmation of Amendment to Loan Agreement with Shandong Shengwang Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for the period ended January 31, 2012).

10.27	Loan agreement dated December 22, 2010 between Sunwin International Neutraceuticals, Inc. and CDI China, Inc.
10.28	Cooperation Agreement dated July 1, 2012 by and between Hegeng (Beijing) Organic Farm Technology Co.,Ltd. and Qufu Shengwang Stevia Biology and Science Co. Ltd. *
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
21.1	Subsidiaries of the registrant.*
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

+ Management contract or compensatory plan or arrangement.
* filed herewith
** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin Stevia International, Inc.

July 27, 2012	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Directors	July 27, 2012
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and director (principal executive officer)	July 27, 2012
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	July 27, 2012
Fanjun Wu

/s/ Chengxiang Yan	Director	July 27, 2012
Chengxiang Yan

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 3
Consolidated Statements of Operations and Comprehensive Income (Loss)	F - 4
Consolidated Statement of Stockholders’ Equity	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 7 to F - 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors
Sunwin Stevia International, Inc.

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. and its Subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunwin Stevia International, Inc. and Subsidiaries as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, NY
July 24, 2012

 SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,958,895	$10,563,413
Investment in real estate held for resale	1,919,665	-
Accounts receivable, net of allowance for doubtful accounts of $933,678 and $1,098,240, respectively	2,370,573	2,080,332
Accounts receivable - related party	550,740	204,664
Notes receivable	105,906	-
Loans receivable	1,962,118	505,260
Inventories, net	4,305,381	3,327,914
Prepaid taxes	-	43,359
Prepaid expenses and other current assets	633,522	62,664
Total Current Assets	14,806,800	16,787,606
Property and equipment, net	14,023,368	13,967,964
Land use rights	2,298,973	2,303,112
Total Assets	$31,129,141	$33,058,682
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,052,598	$2,495,776
Due to related party	79,351	-
Taxes payable	73,327	118,351
Derivative liability	-	5,203
Total Current Liabilities	4,205,276	2,619,330
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 157,356,137 and 155,522,809 shares issued and outstanding as of April 30, 2012 and 2011	157,356	155,523
Additional paid-in capital	30,445,222	28,390,279
Accumulated deficit	(8,818,978)	(4,477,522)
Accumulated other comprehensive income	5,140,265	4,262,044
Total Sunwin Stevia International, Inc. stockholders' equity	26,923,865	28,330,324
Noncontrolling interest	-	2,109,028
Total Stockholders' Equity	26,923,865	30,439,352
Total Liabilities and Stockholders' Equity	$31,129,141	$33,058,682

The accompanying notes are an integral part of these financial statements.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended April 30,
	2012	2011
Revenues	$11,481,122	$9,109,279
Revenues - related party	1,451,056	473,352
Total revenues	12,932,178	9,582,631
Cost of revenues	11,017,190	8,130,851
Gross profit	1,914,988	1,451,780
Operating expenses:
Loss on equity investment	-	147,527
Loss on disposition of property and equipment	673,931	1,180,301
Selling expenses	902,068	570,718
General and administrative expenses	4,160,616	4,733,688
Total operating expenses	5,736,615	6,632,234
Operating loss	(3,821,627)	(5,180,454)
Other income (expenses):
Gain on change in fair value of derivative liability	5,203	6,165
Other (expense) income	(664,731)	390
Interest income	85,441	48,111
Total other (expense) income	(574,087)	54,666
Loss from continuing operations before income taxes and noncontrolling interest	(4,395,714)	(5,125,788)
Discontinued operations:
Loss from discontinued operations	-	(135,736)
Gain on disposal of discontinued operations	-	11,450
Total loss from discontinued operations	-	(124,286)
Loss before income taxes and noncontrolling interest	(4,395,714)	(5,250,074)
Income taxes	-	-
Net loss	(4,395,714)	(5,250,074)
Less: loss attributable to noncontrolling interest	54,258	339,782
Net loss attributable to Sunwin Stevia International, Inc.	$(4,341,456)	$(4,910,292)
Comprehensive loss:
Net loss	(4,395,714)	(5,250,074)
Realized loss from foreign currency translation due to sale of subsidiary	-	(1,243,481)
Gain on foreign currency translation	878,221	1,680,812
Total Comprehensive loss	$(3,517,493)	$(4,812,743)
Net loss attributable to noncontrolling interests	54,258	339,782
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(3,463,235)	$(4,472,961)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinue operations	(0.00)	(0.00)
Loss per common share	$(0.03)	$(0.03)
Weighted average common shares outstanding - basic and diluted	157,017,324	157,261,152

The accompanying notes are an integral part of these financial statements.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, April 30, 2010	160,240,827	$160,241	$29,095,572	$2,274,215	$3,824,713	$-	$2,448,810	$37,803,551
Common stock issued for services	2,350,872	2,350	671,893	-	-		-	674,243
Exercise of warrants	749,655	750	111,699					112,449
Treasury stock related to disposition of subsidiary						(3,674,716)		(3,674,716)
Cancellation of treasury stock	(7,818,545)	(7,818)	(1,825,453)	(1,841,445)		3,674,716		-
Reclassification of derivative liability to additional paid in capital associated with the exercise of warrants to purchase 749,655 common shares			336,568					336,568
Net loss for the year				(4,910,292)			(339,782)	(5,250,074)
Other comprehensive income (loss), net of tax:
Realized loss of foreign currency translation from sale of subsidiary					(1,243,481)			(1,243,481)
Foreign currency translation adjustment					1,680,812			1,680,812
Comprehensive income	-	-	-	-	-		-	(4,812,743)
Balance, April 30, 2011	155,522,809	155,523	28,390,279	(4,477,522)	4,262,044	-	2,109,028	30,439,352
Common stock issued for services	1,833,328	1,833	626,298	-	-		-	628,131
Obtained 40% equity interest of Qufu Shengwang			1,428,645	-			(2,054,770)	(626,125)
Net loss for the year	-	-	-	(4,341,456)	-		(54,258)	(4,395,714)
Other comprehensive income (loss), net of tax:								-
Foreign currency translation adjustment	-	-	-	-	878,221		-	878,221
Comprehensive income	-	-	-	-	-		-	(3,517,493)
Balance, April 30, 2012	157,356,137	$157,356	$30,445,222	$(8,818,978)	$5,140,265	$-	$-	$26,923,865

The accompanying notes are an integral part of these financial statements.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,395,714)	$(5,250,074)
Total loss from discontinued operations	-	124,286
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,334,960	1,467,342
Gain on change in fair value of derivative liability	(5,203)	(6,165)
Amortization of land use right	73,930	52,905
Loss on disposition of property and equipment	673,931	1,173,036
Loss on equity investment	-	147,527
Stock issued in exchange for services	628,131	183,127
Inventory impairment charge	-	573,130
Allowance for doubtful accounts	(195,697)	535,808
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(133,948)	(416,443)
Accounts receivable - related party	(336,269)	(56,756)
Inventories	(867,429)	1,431,626
Prepaid expenses and other current assets	(563,063)	106,983
Loan receivable	(1,625,110)	-
Tax receivable	44,196	32,042
Accounts payable and accrued expenses	1,465,745	235,734
Taxes payable	(48,089)	25,213
Other current liabilities	-	176,781
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(3,949,629)	536,102
Net cash provided by discontinued operations	-	11,528
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,949,629)	547,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in equity acquisition	(626,125)	-
Purchase of real estate for resale	(1,899,259)	-
Proceeds from disposal of property and equipment	-	39,462
Purchases of property and equipment	(1,628,060)	(530,156)
Increase in loan receivable	-	(505,260)
Proceeds from loan receivable	185,712	-
Net cash used in discontinued operations	-	(210)
NET CASH USED IN INVESTING ACTIVITIES	(3,967,732)	(996,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance due to related party	162,383	-
Repayment of related party advances	(83,875)
Proceeds from exercise of warrants	-	112,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,508	112,449
EFFECT OF EXCHANGE RATE CHANGES ON CASH	234,335	482,977
NET CHANGE IN CASH	(7,604,518)	146,891
Cash at the beginning of the year	10,563,413	10,416,522
Cash at the end of the year	$2,958,895	$10,563,413
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization

Sunwin Stevia International, Inc., a Nevada corporation , and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “Sunwin.”

Name change

We changed our name from Sunwin Neutraceuticals International Inc. to Sunwin Stevia International, Inc. on April 23, 2012 to more accurately reflect our business operations.

Our Operations

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

In June 2010 we elected to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products, including herb extracts and herb medicines.  Consequently, we have exited all business activities related to our veterinary medicines and on June 29, 2010 entered into an agreement to sell our 100% interest in our Shengya Veterinary Medicine subsidiary to Mr. Laiwang Zhang, our President and Chairman of the Board of Directors.  The transaction closed on July 31, 2010.  See Note 12 – Discontinued Operations.

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

Qufu Shengwang

In fiscal 2009, Qufu Natural Green acquired a 60% interest in Qufu Shengwang from its shareholder, Shandong Group, for $4,026,851.  The purchase price represents 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008.  Shandong Group is owned by Laiwang Zhang, our President and Chairman of the Board of Directors.  Prior to acquisition, Qufu Shengwang manufactures and sells stevia feed additives.

On September 30, 2011, Qufu Shengwang purchased the 40% equity interest in Qufu Shengwang owned by our Korean partners, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of April 30, 2012 has been eliminated to reflect our 100% interest in Qufu Shengwang. We plan to use these assets to produce bio-bacterial fertilizers from our stevia residues along with the strain and formula provided by our cooperation partner Beijing Hegeng Organic Farm Technology Co., Ltd (“Hegeng”). Our facility has an estimated annual capacity to produce 10,000 metric tons of bio-bacterial fertilizers. We expect to start production in fiscal 2013.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

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

Sunwin USA

In fiscal 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned Sunwin USA investee in the marketing and worldwide distribution of our stevioside based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In exchange WILD Flavors agreed to provide Sunwin USA with sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009.

Basis of presentation

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our subsidiaries include the following:

-	Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company “Qufu Natural Green;”
-	Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, “Qufu Shengren”, and a wholly owned subsidiary of Qufu Natural Green;
-	Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company, “Qufu Shengwang”. Qufu Natural Green owns a 100% interest in Qufu Shengwang; and
-	Sunwin Tech Group, Inc., a Florida corporation (“Sunwin Tech”).

We discontinued our veterinary segment in June 2010. The assets, liabilities and results of operations of the discontinued veterinary segment are classified as Discontinued Operations for all periods presented.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry, and historical bad debt experience. This evaluation process resulted in our recognizing bad debt recovery of $195,697 and bad debt expense $535,808 for fiscal 2012 and fiscal 2011, respectively.  Our evaluation methodology has proven to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

We rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when calculating the fair value of our derivative liability related to common stock purchase warrants. We also rely on assumptions and estimates to determine impairment write-downs for obsolete inventory and the depreciation of property, plant and equipment. We make assumptions for expiration on our products held as inventory based on historical experience and if applicable, regulatory recommendation. We also group property plant and equipment into similar groups of assets and estimate the useful life of each group of assets; see Note 4 – Property and Equipment for further information on asset groups and estimated useful lives.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

Cash and cash equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of April 30, 2012, we held $2,938,981 of our cash and cash equivalents with commercial banking institutions in the PRC, and $19,914 with banks in the United States. As of April 30, 2011, we held $10,532,233 of our cash and cash equivalents with commercial banking institution in PRC, and $31,180 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through April 30, 2012.

Accounts receivable

Accounts receivable are reported at net realizable value. We established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At April 30, 2012 and 2011, the allowance for doubtful accounts was $933,678 and $1,098,240, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

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

Long-lived Assets

We review and evaluate on an annual basis our long-lived assets including property and equipment and land use rights for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. We conducted an impairment evaluation of our long-lived assets in fiscal 2012 and found that there was no impairment as of April 30, 2012.

Taxes payable

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are netted for financial statement purposes. Taxes payable at April 30, 2012 and 2011 amounted to $73,327 and $118,351 respectively, consisting primarily of net VAT taxes payable.

Derivative liability

We issued a total of 10,793,750 common stock purchase warrants exercisable at $0.65 per share in connection with an offering of our equity securities in 2007. On February 20, 2009, our Board of Directors approved the permanent reduction in the exercise price of these warrants to $0.15 per share.  At April 30, 2012 and 2011, 0 and 22,725 warrants were outstanding, and these warrants expired on March 26, 2012. The exercise price of the warrants was subject to reset adjustment in the event of price reduction.  If we issued or sold shares of our common stock for an amount less than the exercise price per share, the exercise price of the warrants was to be reduced to equal the new issuance price of those shares. The warrants had been determined not to be indexed to our stock and were carried at their fair value as a derivative liability. For the year ended April 30, 2012 and 2011, the change in fair value of the derivative liability was $5,203 and $6,165, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

We determined the fair value of the warrants at each reporting date using the Black-Scholes Option Pricing Model based on the following assumptions and key inputs for each series of warrants and reporting date:

	April 30, 2012	April 30, 2011
Dividend Yield	-	0%
Volatility	-	107%
Risk Free Rate	-	0.22%
Expected Term (Years)	-	0.89
Assets Price	$-	$0.36
Exercise Price	$-	$0.15

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

Other than the aforementioned derivative liability, we do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2012 and 2011, nor were any gains or losses reported in the statement of operations that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year then ended.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

	For Fiscal Years Ended April 30,
	2012	2011
Numerator:
Net loss attributable to Sunwin Stevia International Inc.	$(4,341,456)	$(4,910,292)
Numerator for basic EPS, loss applicable to common stock holders	$(4,341,456)	$(4,910,292)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	157,017,324	157,261,152
Stock Awards, Options, and Warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	157,017,324	157,261,152
Basic and Diluted loss Per Common Share:
Earnings per share - basic	$(0.03)	$(0.03)
Earnings per share - diluted	$(0.00)	$(0.00)

For the years ended April 30, 2012 and 2011 the effect of our outstanding common stock purchase warrants were anti-dilutive. Accordingly, our outstanding common stock purchase warrants which could have resulted in the issuance of 26,666,666 and 26,689,391 additional common shares at April 30, 2012 and 2011, respectively, were excluded from the calculation of diluted and basic loss for all periods presented.

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

As of April 30, 2012	RMB 6.30 to $1.00
As of April 30, 2011	RMB 6.49 to $1.00

Year ended April 30, 2012	RMB 6.37 to $1.00
Year ended April 30, 2011	RMB 6.67 to $1.00

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

Stock-based compensation

We account for the grant of stock, stock options, warrants and restricted stock awards in accordance with ASC Section 718, “Compensation-Stock Compensation.” ASC Section 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Research and development

Research and development costs are expensed as incurred and totaled $0.2 million and $0.3 million for fiscal 2012 and fiscal 2011, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Shipping costs

Shipping costs are included in selling expenses and totaled $0.1 million and $0.3 million for fiscal 2012 and fiscal 2011, respectively.

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

NOTE 2 –INVESTMENT IN REAL ESTATE HELD FOR RESALE

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

During the fourth quarter of fiscal 2012, the management of the Company decided to hold the apartment units for resale due to higher prices in real estate market for this type of unit complex. As of April 30, 2012, we classified as short term investment $1,919,665 related to our investment in the apartment units complex.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 3 - INVENTORIES

At April 30, 2012 and 2011, inventories consisted of the following:

	2012	2011
Raw materials	$844,327	$736,533
Work in process	298,221	179,585
Finished goods	3,871,730	3,099,869
	5,014,278	4,015,987
Less: reserve for obsolete inventory	(708,897)	(688,073)
	$4,305,381	$3,327,914

In fiscal 2011 we recorded write-downs of certain inventory items to their net realizable value in the amount of $0.3 million related to Chinese Medicine raw materials and $0.2 million related to stevioside inventory.

NOTE 4 - PROPERTY AND EQUIPMENT

At April 30, 2012 and 2011, property and equipment consisted of the following:

	Estimated Life	2012	2011
Office Equipment	5-7 Years	$44,268	$39,568
Auto and Trucks	10 Years	871,897	796,099
Manufacturing Equipment	20 Years	11,311,505	11,364,168
Buildings	20 Years	7,177,694	6,607,434
Construction in Process		872,864	-
Gross Property and Equipment		20,278,228	18,807,269
Less: Accumulated Depreciation		(6,254,860)	(4,839,305)
Net Property and Equipment		$14,023,368	$13,967,964

For fiscal 2012 and fiscal 2011, depreciation expense totaled $1,334,960 and $1,467,342, respectively.

During the second quarter of fiscal 2012, we disposed of obsolete manufacturing equipment and incurred a loss on disposition of $673,931, which is included in our statement of operations. During the fourth quarter of fiscal 2012, we have construction in process of $872,864 which is Qufu Shengren’s construction of a new stevia extraction line in the same location of its current stevioside manufacturing facility. The total construction cost is approximately $1,190,269, of which $872,864 was paid in April 2012 and the balance of $317,405 was paid on July 9, 2012.

NOTE 5 - LAND USE RIGHTS

At April 30, 2012 and 2011, land use rights consisted of the following:

	Estimated Life	2012	2011
Land Use Right	42.5 years	$2,523,146	$2,448,171
Less: Accumulated Amortization		(224,173)	(145,059)
Net Land Use Right		$2,298,973	$2,303,112

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For fiscal 2012 and fiscal 2011, amortization expense related to land use rights amounted to $73,930 and $52,905, respectively.  The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 6 – LOAN RECEIVABLE

In December 2011, we entered into a short-term loan agreement with Shandong Anda Biotech Co., Ltd. ("Shandong Anda"), a third party. According to the terms of the agreement, we agreed to lend Shandong Anda approximately $3,181,016 (RMB 20,000,000). The loan is unsecure, and will be due on December 18, 2012 and bears no interest. Shandong Anda is a major supplier of stevia leaves to the Company. During the fourth quarter of fiscal 2012 Shandong Anda returned $1.5 million and the balance of the loan was $1,642,570 as of April 30, 2012.

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc., (“CDI”) our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest are due March 30, 2011. Part of the principal of $198,000 was repaid to us by CDI during fiscal 2012. At April 30, 2012, the balance of this loan was $319,548, which is comprised of $302,000 in principal and $17,548 in accrued interest. Both the principal and accrued interest are now due on demand.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts Receivable – related party

At April 30, 2012 and 2011, we reported $550,740 and $204,664 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered. Total related party revenues for the year ended April 30, 2012 and 2011 were $1,451,056 and $473,352, respectively.

Due to related parties

We pay management fees to Pharmaceutical Corporation. For the year ended April 30, 2012, we paid Pharmaceutical Corporation $831,344 for management compensation, which is included in general and administrative expense. These fee are for the administrative management of Sunwin’s operations. At April 30, 2012, we owed Pharmaceutical Corporation $79,351 for management fee compensation. Pharmaceutical Corporation orally agreed to waive the management fees it charged us for fiscal 2011.

Due from related parties

In November 2011, we entered into a loan agreement with Pharmaceutical Corporation. According to the terms of the agreement, we agreed to lend Pharmaceutical Corporation approximately $3,181,016 (RMB 20,000,000). The loan had an original due date of November 20, 2012, and bears no interest. Pharmaceutical Corporation was going to use the money to acquire the land use rights and Sunwin would have the beneficial ownership of the acquired land. As a result of restrictions by the government in the city in which the land is located, which prohibits bidding on land use rights by foreign owned companies such as our company, we requested Pharmaceutical Corporation obtain the rights for us. On March 16, 2012, the loan agreement was amended to change the due date of the loan to April 20, 2012 since Sunwin has decided not to bid for the land use rights at this time. The total amount of $3,181,016 was returned to us during the fourth quarter of fiscal 2012.

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at April 30, 2012 and 2011 totaled $633,522 and $62,664, respectively. As of April 30, 2012, prepaid expenses and other current assets includes $517,256 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $116,266 for employee advances and interest receivable. We recognize prepayments in inventory as suppliers make delivery of goods, and as an expense when providers provide the services.

Prepaid expense and other current assets at April 30, 2011 of $62,664 represent prepayments to suppliers for merchandise that had not been shipped to us, services that had not been provided to us and employee advances.

NOTE 9 - INCOME TAXES

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

Our subsidiaries in the PRC are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, our PRC subsidiaries are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

The components of income (loss) before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2012	2011
U.S. Operations	$(702,174)	$(269,138)
Chinese Operations	(3,690,007)	(4,980,936)
Total	$(4,392,181)	$(5,250,074)

The components of the provision (benefit) for income taxes were as follows:

Fiscal Years Ended April 30,
	2012	2011
Federal, State and Local	$-	$-
Peoples Republic of China - Federal and Local	-	-
Total	$-	$-

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2012	2011
Income tax (benefit) provision at Federal statutory rate	$(1,493,000)	$(1,742,000)
State income taxes, net of Federal Benefit	(202,000)	(236,000)
Temporary differences
Permanent differences	40,000
U.S. tax rate in excess of foreign tax rate	502,000	491,000
Benefit of loss	1,153,000	1,487,000
Tax provision	$-	$-

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at April 30, 2012 expiring through the year 2032. Management estimates the NOL as of April 30, 2012 to be approximately $5,613,000. The utilization of our NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. In addition, to U.S. NOL’s, we have a PRC NOL for our Chinese operations as of April 30, 2012 of approximately $10,797,000, that expires in 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2012 and 2011 are as follows:

	Fiscal Years Ended April 30,
	2012	2011
Deferred tax assets from NOL carry forwards	$5,215,000	$4,061,000
Temporary differences – share based compensation	107,000	1,177,000
Total deferred tax asset	5,322,000	5,238,000
Valuation allowance	(5,322,000)	(5,238,000)
Deferred tax asset, net of allowance	$-	$-

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

We are authorized to issue 1,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At April 30, 2012 and 2011, there were no shares of preferred stock issued or outstanding.

Common stock

At April 30, 2012 we are authorized to issue 200,000,000 shares of common stock. We had 157,356,137 and 155,522,809 shares outstanding at April 30, 2012 and 2011, respectively.

On May 9, 2011, we issued Yefu Sun 333,328 shares of our common stock for legal services pursuant to an agreement we entered into with Mr. Sun in December 2009 and amended in March 2010.  The shares were part of our agreement to issue Mr. Sun a total of 1,000,000 shares as compensation for services over a 24 month period because there was no performance commitment at the date of the agreement. We recognized compensation expense based on the fair value of our common stock at each interim reporting date.  In connection with this share issuance, $103,332 in stock-based consulting expense was recognized during the year ended April 30, 2012.

On April 22, 2011 we entered into a consulting agreement with China Direct Investments, Inc., a subsidiary of CD International Enterprises, Inc. (“CDI”) to perform consulting services for fiscal 2012 and agreed to a consulting fee of 1,500,000 shares of our common stock.  On May 6, 2011 we issued 1,000,000 shares of our common stock valued at $343,000 to CDI. On November 21, 2011 we issued another 500,000 shares of our common stock valued at $181,800 to CDI as consulting expenses pursuant to this agreement. During the year ended April 30, 2012, we recognized a total of $524,800 in stock-based consulting expenses. We recognized $183,127 in stock-based consulting expenses during the year ended April 30, 2011. These amounts are reflected in general and administrative expenses in the accompanying consolidated statements of operations.

Common stock purchase warrants

In March 2007 as a component of a unit equity capital raise, we issued five-year common stock purchase warrants to purchase an aggregate of 10,793,750 shares of its common stock at an initial exercise price of $0.65 per share.  An aggregate of 0 and 22,725 warrants remained issued and outstanding as of April 30, 2012 and 2011, respectively.  The shares of common stock issuable upon the exercise of the warrants are covered by an effective registration statement. These warrants expired during fiscal 2012.

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

During fiscal 2012, we did not issue any shares of our common stock for the exercise of purchase warrants. During fiscal 2011, we issued 749,655 shares of our common stock upon the exercise of purchase warrants at $0.15 per share providing proceeds to us of $0.1 million.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

A summary of the changes to our outstanding common stock warrants granted during fiscal 2012 and fiscal 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2010	27,439,046	$0.34
Granted	-	-
Exercised	(749,655)	0.15
Forfeited	-	-
Outstanding at April 30, 2011	26,689,391	0.35
Granted	-	-
Exercised	-	-
Forfeited	(22,725)	0.15
Outstanding at April 30, 2012	26,666,666	$0.35

The following information applies to all warrants outstanding at April 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.35	26,666,666	1.76	$0.35	26,666,666	$0.35
	26,666,666		$0.35	26,666,666	$0.35

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine segment are leased from Pharmaceutical Corporation, a related party. The term of this lease will expire on October 1, 2012 and provides for annual lease payments of $23,400. We have paid the rent for this facility in fiscal 2012 which was included in the management fee we paid to Pharmaceutical Corporation during fiscal 2012. We expect to renew the lease under similar terms after the current agreement expires in October 2012. Pharmaceutical Corporation agreed to waive the lease payments due in fiscal 2011.

We sub-lease a 408 square-foot furnished office from CD International Enterprises, Inc. (“CDI”) located at 431 Fairway Drive Suite 251, Deerfield Beach, FL 33441 which we use as our U.S. corporate administrative offices. The term of the lease began on June 1, 2011 and terminated on May 31, 2012. Annual rent for this office was $10,000.  We are in the negotiation with CDI to renew the lease. CDI verbally agreed to allow us to continuously use the office under similar term until the date that the new lease will commence.

Future minimum rental payments required under these operating leases are as follows:

Period:	Total

Period Ended April 30, 2013	$23,400
Period Ended April 30, 2014	$33,400

Rent expense included in general and administrative expenses for fiscal 2012 and fiscal 2011 totaled to $32,565 and $0, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066, upon completion of the ownership documents and transfer of the apartment units to us-see Note 2.

NOTE 12 – DISCONTINUED OPERATIONS

In June 2010, as part of our strategy to streamline our product offerings to focus on our core business of producing and selling stevia and other herb-based products including herb extracts and herb medicines and also to eliminate subsidiaries with minimal operations, we elected to sell our Veterinary Medicine division and to dissolve Sunwin Canada and reclassified the subsidiaries as “Discontinued Operations” beginning with our financial statements for the first quarter of fiscal 2011. The assets and liabilities, as well as the results of operations, of the discontinued subsidiary were reclassified as “Discontinued Operations” for fiscal 2011.

The following tables set forth the financials of the discontinued operations for fiscal 2012 and fiscal 2011.

	2012	2011
Revenues	$-	$326,284
Cost of Revenue	-	203,489
Gross profit	-	122,795
Operating and other non-operating expenses	-	(258,531)
Loss from discontinued operations	-	(135,736)
Gain from disposal of discontinued operations	-	11,450
Total loss from discontinued operations	$-	$(124,286)

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC subtopic 280-10 Segment Reporting - Overall. In fiscal 2012 and fiscal 2011, we operated in two reportable business segments - (1) sale of stevioside and (2) the sale of essential traditional Chinese medicine, organic herbal medicine and neutraceutical products. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for fiscal 2012 and fiscal 2011 is as follows:

For the Year Ended April 30, 2012
	Chinese Medicine	Stevioside	Corporate and Other	Consolidated
Revenues	$3,102,167	9,830,011	-	12,932,178
Cost of goods sold	2,823,069	8,194,121	-	11,017,190
Gross profit	279,098	1,635,890	-	1,914,988
Loss on disposal of property and equipment	-	(673,931)	-	(673,931)
Other operating expenses	1,444,197	2,898,823	719,664	5,062,684
Interest income	13,930	59,224	12,287	85,441
Other income (expense)	(62,530)	(602,201)	5,203	(659,528)
Loss from continuing operations before income taxes and noncontrolling interest	$(1,213,699)	(2,479,841)	(702,174)	(4,395,714)

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

For the Year Ended April 30, 2011
	Chinese Medicine	Stevioside	Corporate and Other	Consolidated
Revenues	$2,274,651	$7,307,980	$-	$9,582,631
Cost of goods sold	2,088,098	6,042,753		8,130,851
Gross profit	186,553	1,265,227	-	1,451,780
(Gain) loss on disposal of property and equipment	1,024	(1,181,325)	-	(1,180,301)
Other operating expenses	1,535,652	3,635,718	280,563	5,451,933
Interest income	8,486	34,365	5,260	48,111
Other income	174	215	6,165	6,554
Loss from continuing operations before income taxes and noncontrolling interest	$(1,339,415)	$(3,517,236)	$(269,138)	$(5,125,788)

NOTE 14 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the year ended April 30, 2012 and 2011 are as follows:

	Net Sales
	For the year ended April 30, 2012		For the year ended April 30, 2011
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd (1)	-	14.8%	-	-
Qingdao RuiChi Medicine Industry Limited Company	-	18.1%	-	-
Total	-	32.9%	-	-

(1)	Qufu Shengwang Import and Export Trade Co., Ltd is a related party, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2012 AND 2011

(ii)    Vendor Concentrations

	Net Purchases
	For the year ended April 30, 2012		For the year ended April 30, 2011
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	19.2%	-	41.9%	-
Bozhou Weitao Pharmaceutical Co., Ltd	12.9%	-	14.1%	-
Qufu Longheng Materials Co., Ltd	-	-	14.3%	-
Linyuan City Chengde Stevia Leaves Planting Cooperative	-	33.3%	-	-
Total	32.1%	33.3%	70.3%	-

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At April 30, 2012, we had $2.9 million on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2012.

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

NOTE 15 – SUBSEQUENT EVENTS

During the fourth quarter of fiscal 2012, Sunwin was in negotiations with Wild Flavors, Inc. for the purchase of the remaining 45% interest owned by Wild Flavors, Inc., in Sunwin USA. Sunwin currently owns 55% of Sunwin USA. The terms of the deal are being formulated and it will probably involve a combination of common stock and cash, with Wild Flavors assuming some liabilities.