Form 10-Q
period 2012-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2012-09-12
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended July 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 7, 2012 there were 167,022,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED JULY 31, 2012

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2012 as filed with the Securities and Exchange Commission:

-	Our revenues have declined in the past two fiscal years and there are no assurances they will return to historic levels in future periods;
-	Growing dependence on related party revenues;
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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2012 is referred to as “fiscal 2012” and the year ending April 30, 2013 is referred to as “fiscal 2013.”  Also, the three month period ending July 31, 2012 is our first quarter and is referred to as the “first quarter of fiscal 2013”. Likewise, the three month period ending July 31, 2011 is referred to as the “first quarter of fiscal 2012”.

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

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, a 100% owned subsidiary as of August 20, 2012;;

-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang; and

-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

We also use the following terms when referring to certain related and other parties:

-
“Pharmaceutical Corporation” refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang,  President, Chairman and a principal shareholder of our company;

-	"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang;

-	“Shandong Group” refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, which is controlled by Mr. Zhang, and

-	“WILD Flavors” refers to WILD Flavors, Inc., a Delaware corporation.

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,449,454	$2,958,895
Investment in real estate held for resale	1,915,591	1,919,665
Accounts receivable, net of allowance for doubtful accounts of $783,298 and $933,678, respectively	2,304,073	2,370,573
Accounts receivable - related party	941,805	550,740
Notes receivable	40,700	105,906
Loans receivable	1,852,892	1,962,118
Inventories, net	4,573,538	4,305,381
Prepaid expenses and other current assets	864,465	633,522
Total Current Assets	13,942,518	14,806,800
Property and equipment, net	14,426,213	14,023,368
Land use rights	2,280,051	2,298,973
Total Assets	$30,648,782	$31,129,141
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,060,546	$4,052,598
Due to related party	66,529	79,351
Taxes payable	11,707	73,327
Total Current Liabilities	4,138,782	4,205,276
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 157,356,137 shares issued and outstanding as of July 31, 2012 and April 30, 2012	157,356	157,356
Additional paid-in capital	30,965,222	30,445,222
Accumulated deficit	(9,695,314)	(8,818,978)
Accumulated other comprehensive income	5,082,736	5,140,265
Total Stockholders' Equity	26,510,000	26,923,865
Total Liabilities and Stockholders' Equity	$30,648,782	$31,129,141

The accompanying notes are an integral part of these unaudited financial statements.

 SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (UNAUDITED)

	For the Three Months Ended July 31,
	2012	2011
Revenues	$2,236,548	$2,627,051
Revenues - related party	1,011,079	221,395
Total revenues	3,247,627	2,848,446
Cost of revenues	2,590,425	2,484,590
Gross profit	657,202	363,856
Operating expenses:
Selling expenses	297,555	149,083
General and administrative expenses	1,242,033	1,251,345
Total operating expenses	1,539,588	1,400,428
Operating loss	(882,386)	(1,036,572)
Other income:
Other income	6,466	24
Interest income	5,737	16,229
Total other income	12,203	16,253
Loss before income taxes and noncontrolling interest	(870,183)	(1,020,319)
Income taxes	(6,153)	-
Net loss	(876,336)	(1,020,319)
Less: loss attributable to noncontrolling interest	-	34,579
Net loss attributable to Sunwin Stevia International, Inc.	$(876,336)	$(985,740)
Comprehensive loss:
Net loss	$(876,336)	$(1,020,319)
Foreign currency translation	(57,529)	398,339
Total comprehensive loss	$(933,865)	$(621,980)
Net loss per common share:
Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	157,356,137	156,316,287

The accompanying notes are an integral part of these unaudited financial statements.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(876,336)	$(1,020,319)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities
Depreciation expense	398,460	364,257
Amortization of land use right	13,862	13,648
Stock issued for services	520,000	343,000
Allowance for doubtful accounts	(147,133)	139,509
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	272,506	628
Accounts receivable - related party	(388,890)	(27,418)
Inventories	(274,928)	381,396
Prepaid expenses and other current assets	(230,271)	(125,855)
Tax receivable	-	38,748
Accounts payable and accrued expenses	16,339	282,795
Taxes payable	(60,940)	(63,850)
Other current liabilities	-	(140,391)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(757,331)	186,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(828,599)	(7,446)
Increase in loan receivable	(1,718)	-
Proceeds from loan receivable	107,459	-
NET CASH USED IN INVESTING ACTIVITIES	(722,858)	(7,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	(12,546)	-
NET CASH USED IN FINANCING ACTIVITIES	(12,546)	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16,706)	149,319
NET CHANGE IN CASH	(1,509,441)	328,021
Cash at the beginning of the period	2,958,895	10,563,413
Cash at the end of the period	$1,449,454	$10,891,434
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$6,153	$-

The accompanying notes are an integral part of these unaudited financial statements.

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS

Sunwin Stevia International, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as “we”, “us”, “our”, or “Sunwin”.

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

Qufu Shengwang

In fiscal 2009, Qufu Natural Green acquired a 60% interest in Qufu Shengwang from its shareholder, Shandong Group, for $4,026,851. The purchase price represented 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008. Shandong Group is owned by Laiwang Zhang, our President and Chairman of the Board of Directors.  Qufu Shengwang manufactures and sells stevia -based fertilizers and feed additives.

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

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sunwin USA

In fiscal 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned Sunwin USA in the marketing and worldwide distribution of our stevioside based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In exchange WILD Flavors agreed to provide Sunwin USA with sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009. Refer to Note 14 - Subsequent Event- regarding our acquisition of 45% interest in Sunwin USA from WILD Flavors and new distribution agreement.

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

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2012 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2012 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our subsidiaries include the following:

-             Qufu Natural Green;
-             Qufu Shengren;
-             Qufu Shengwang; and
-             Sunwin Tech.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment, the allowance for doubtful accounts.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2012, we held $1,447,311 of our cash and cash equivalents with commercial banking institutions in the PRC, and $2,143 with banks in the United States. As of April 30, 2012, we held $2,938,981 of our cash and cash equivalents with commercial banking institution in PRC, and $19,914 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through July 31, 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At July 31, 2012 and April 30, 2012, the allowance for doubtful accounts was $783,298 and $933,678, respectively.

SUNWIN STEVIA INTERNATIONAL, INC.
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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at July 31, 2012 and April 30, 2012 amounted to $11,707 and $73,327, respectively, consisting primarily of VAT taxes payable.

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

With the exception of derivative liabilities, we do not have any other assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2012 and April 30, 2012, nor were any gains or losses reported in the statement of operations that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year then ended.

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	For Three Months Ended July 31,
	2012	2011
Numerator:
Net loss	$(876,336)	$(1,020,319)
Numerator for basic EPS, loss applicable to common stock holders	$(876,336)	$(1,020,319)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	157,356,137	156,316,287
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	157,356,137	156,316,287
Basic and diluted loss per common share:
Loss per share - basic	$(0.01)	$(0.01)
Loss per share - diluted	$(0.01)	$(0.01)

At July 31, 2012 and 2011 the effect of our outstanding common stock purchase warrants was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the three months ended July 31, 2012 and 2011.

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

As of April 30, 2012	RMB 6.30 to $1.00
As of July 31, 2012	RMB 6.31 to $1.00

Three months ended July 31, 2012	RMB 6.31 to $1.00
Three months ended July 31, 2011	RMB 6.41 to $1.00

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2012, we had $1,447,311 on deposit in China, which is not insured. We have not experienced any losses in such accounts through July 31, 2012.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $62,604 and $850 for the three months ended July 31, 2012 and 2011, respectively.

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

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 –INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of July 31, 2012 and April 30, 2012, we had investment in real estate held for resale of $1,915,591 and $1,919,665, respectively.

NOTE 4 - INVENTORIES

At July 31, 2012 and April 30, 2012, inventories consisted of the following:

	July 31, 2012	April 30, 2012
	(unaudited)
Raw materials	$937,142	$844,327
Work in process	414,324	298,221
Finished goods	3,929,464	3,871,730
	5,280,930	5,014,278
Less: reserve for obsolete inventory	(707,392)	(708,897)
	$4,573,538	$4,305,381

NOTE 5 - PROPERTY AND EQUIPMENT

At July 31, 2012 and April 30, 2012, property and equipment consisted of the following:

	Estimated Life	July 31, 2012	April 30, 2012
		(unaudited)
Office Equipment	5-7 Years	$44,173	$44,268
Auto and Trucks	10 Years	870,040	871,897
Manufacturing Equipment	20 Years	11,294,866	11,311,505
Buildings	20 Years	7,165,935	7,177,694
Construction in Process		1,694,672	872,864
Gross Property and Equipment		21,069,686	20,278,228
Less: Accumulated Depreciation		(6,643,473)	(6,254,860)
Net Property and Equipment		$14,426,213	$14,023,368

For the three months ended July 31, 2012 and 2011, depreciation expense totaled $398,460 and $364,257, respectively.

NOTE 6- LAND USE RIGHTS

Intangible assets consisted of the following:

	Estimated Life	July 31, 2012	April 30, 2011
		(unaudited)
Land Use Right	41.65 Years	$2,517,729	$2,523,146
Less: Accumulated Amortization		(237,678)	(224,173)
		$2,280,051	$2,298,973

 For the three month periods ended July 31, 2012 and 2011, amortization expense amounted to $13,862 and $13,648, respectively.

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – LOAN RECEIVABLE

In December 2011, we entered into a short-term loan agreement with Shandong Anda Biotech Co., Ltd. ( "Shandong Anda"), a third party. According to the terms of the agreement, we agreed to lend Shandong Anda approximately $3,181,016 (RMB 20,000,000). The loan will be due on December 18, 2012 and bears no interest. Shandong Anda is a major supplier of stevia leaves to the Company. During the fourth quarter of fiscal 2012 Shandong Anda returned $1.5 million and the balance of the loan was $1,639,085 as of July 31, 2012.

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc.,  and an affiliate of China Direct Investments, Inc. (“CDI”) our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest were due March 30, 2011. Part of the principal of $305,459 was repaid to us by CDI China, Inc. during fiscal 2012. At July 31, 2012, the balance of this loan was $213,807, which is comprised of $194,541 in principal and $19,266 in accrued interest. Both the principal and accrued interest are now due on demand.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Receivable – related party

At July 31, 2012 and April 30, 2012, we reported $941,805 and $550,740 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered. Total related party revenues for the three months ended July 31, 2012 and 2011 were $1,011,079 and $221,395, respectively.

Due to related parties

We pay management fees to Pharmaceutical Corporation. For the three month ended July 31, 2012, we paid Pharmaceutical Corporation $246,506 for management compensation, which is included in general and administrative expense. At July 31, 2012, we owed Pharmaceutical Corporation $66,529 for management fee compensation.

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at July 31, 2012 and April 30, 2012 totaled $864,465 and $633,522, respectively. As of July 31, 2012, prepaid expenses and other current assets includes $764,337 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $100,128 for employee advances and others. We recognize prepayments in inventory as suppliers make delivery of goods, and as an expense when providers provide the services.

NOTE 10 - STOCKHOLDERS' EQUITY

Common stock

At July 31, 2012, we are authorized to issue 200,000,000 shares of common stock. We had 157,356,137 shares outstanding at July 31, 2012 and April 30, 2012.

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

On April 22, 2011 we entered into a consulting agreement with  a subsidiary of CD International Enterprises, Inc., to perform consulting services for fiscal 2012 and agreed to a consulting fee of 1,500,000 shares of our common stock.  On May 6, 2011 we issued 1,000,000 shares of our common stock valued at $343,000 to CDI. On November 21, 2011 we issued another 500,000 shares of our common stock valued at $181,800 to CDI as consulting expenses pursuant to this agreement. During the year ended April 30, 2012, we recognized a total of $524,800 in stock-based consulting expenses. We recognized $183,127 in stock-based consulting expenses during the year ended April 30, 2011. These amounts are reflected in general and administrative expenses in the accompanying consolidated statements of operations.

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common stock purchase warrants

In February 2009, we issued 20,000,000 shares of our common stock at a price of $0.15 per share together with five year warrants to purchase 26,666,666 shares of common stock with an exercise price of $0.35 per share in connection with a securities purchase agreement in which subsequently Wild Flavors owned approximately 15.7% of the issued and outstanding of our common stock.  As part of the securities purchase agreement, we also entered into a stockholders agreement with Wild Flavors and certain of our stockholders, including Laiwang Zhang, Dongdong Lin, Xingyuan Li, Junzhen Zhang, Xiangsheng Kong, Weidong Chai, and Fanjun Wu who then owned approximately 34.12% of our common stock. The stockholders agreement provides that so long as Wild Flavors owns at least 4,000,000 shares of our common stock, the parties will vote or cause their shares of our common stock to be voted to elect two members of our Board of Directors designated by Wild Flavors and three members designated by our stockholders who are a party to the stockholders agreement.

Up until February 5, 2011, Wild Flavors had a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations. The right of first refusal did not apply with respect to certain limited exceptions, including strategic license agreements, mergers and similar acquisitions and certain option programs.

During fiscal 2012, we did not issue any shares of our common stock for the exercise of purchase warrants.

A summary of the changes to our outstanding stock warrants during the three months ended July 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2012	26,666,666	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at July 31, 2012 (unaudited)	26,666,666	$0.35

The following information applies to all warrants outstanding at July 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.35	26,666,666	1.50	$0.35	26,666,666	$0.35
	26,666,666		$0.35	26,666,666	$0.35

Additional paid in capital

On May 1, 2012 we entered into a consulting agreement with CDI to perform consulting services for fiscal 2013 and agreed to a consulting fee of 2,500,000 shares of our common stock which includes the reimbursement of $92,341 paid by CDI to Wild Flavors on our behalf in connection with our purchase of the minority interest of Sunwin USA as described in Note 14.  As of July 31, 2012, no shares had been issued and we recorded 2,000,000 shares with a total value of $520,000 as additional paid in capital.

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three months ended July 31, 2012 and 2011, we operated in two reportable business segments - (1) natural sweetener (stevioside) and (2) traditional Chinese medicines. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2012 and 2011 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2012	2011	2012	2011	2012	2011	2012	2011
Net revenues	$755,472	$757,315	$2,492,155	$2,091,131	$-	$-	$3,247,627	$2,848,446
Interest income	$-	$2,006	$4,019	$10,442	$1,718	$3,781	$5,737	$16,229
Depreciation and amortization	$19,676	$19,387	$392,646	$358,518	$-	$-	$412,322	$377,905
Loss before taxes and noncontrolling interest	$(84,126)	$(215,595)	$(148,237)	$(374,352)	$(637,820)	$(430,372)	$(870,183)	$(1,020,319)
Segment assets	$3,797,123	$3,574,625	$26,622,581	$28,792,387	$229,078	$525,769	$30,648,782	$32,892,781

NOTE 12-COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the three months ended July 31, 2012 and 2011 are as follows:

	Net Sales
	For the three months ended July 31, 2012		For the three months ended July 31, 2011
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd (1)	-	43.4%	-	10.6%
Qingdao Shangming International Trading Co., Ltd	-	-	-	21.1%
Qingdao RuiChi Medicine Industry Limited Company	-	10.1%	10.0%	11.1%
Guangdong Tengjun Veterinary Medicine Co., Ltd	16.7%	-	-	-
Total	16.7%	53.5%	10.0%	42.8%

(1)	Qufu Shengwang Import and Export Trade Co., Ltd is a related party, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(ii)    Vendor Concentrations

	Net Purchases
	For the three months ended July 31, 2012		For the three months ended July 31, 2011
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	49.3%	-	56.9%	-
Bozhou Weitao Pharmaceutical Co., Ltd	15.5%	-	29.4%	-
Qufu Longheng Materials Co., Ltd	35.2%	-	13.7%	-
Jiuquan Jiale Biotech Co., Ltd	-	28.3%	-	-
Zhucheng Haotian Pharmaceutical Co., Ltd	-	11.1%	-	-
Chuzhou Hairun Stevia Technology Co., Ltd	-	12.1%	-	-
Qingdao Runhao Stevia Technology Co., Ltd	-	10.8%	-	-
Shandong Anda Biotech Co., Ltd	-	-	-	27.9%
Linyuan City Chengde Stevia Leaves Planting Cooperative	-	-	-	20.9%
Total	100%	62.3%	100%	48.8%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At July 31, 2012, we had $1.4 million on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through July 31, 2012.

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

NOTE 14 - SUBSEQUENT EVENTS

On August 8, 2012 we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,472,541, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,380,000 and a cash payment of $92,541.  The transaction closed on August 20, 2012.  On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors.

Under the terms of the agreement, WILD Flavors assumed certain pre-closing obligations of Sunwin USA totaling approximately $694,000, including trade accounts receivable, loans, health care and monthly expenses of an employee, potential chargebacks, bank fees and broker commissions incurred prior to the closing date.  The agreement also contained customary joint indemnification and general releases.  As a result of this transaction, we will begin consolidating the operations of Sunwin USA with ours from the date of acquisition (August 20, 2012).

In addition to the Exchange Agreement, on August 8, 2012 we entered into the following additional agreements with WILD Flavors or its affiliate:

•           We entered into an Amendment to Operating Agreement with WILD Flavors pursuant to which we are now the sole manager of Sunwin USA and certain sections of the original agreement dated April 29, 2009 were deleted as they were no longer relevant following our purchase of the minority interest in Sunwin USA described above;

•           We entered into a Termination of Distribution Agreement with WILD Flavors and Sunwin USA pursuant to which the Distribution Agreement dated February 5, 2009 was terminated; and

SUNWIN STEVIA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•           We entered into a Distributorship Agreement with WILD Procurement Gmbh, a Swiss corporation (“WILD Procurement”) which is an affiliate of WILD Flavors.  Under the terms of this agreement, we appointed WILD Procurement as a non-exclusive world-wide distributor for the resale of our stevia products.  There are no minimum purchase quantities under the agreement, and the pricing and terms of each order will be negotiated by the parties at the time each purchase order is placed.  The agreement restricts WILD Procurement from purchasing steviosides or other forms of stevia that are included in our products from sources other than our company under certain circumstances.  In addition, at such time as we desire to offer new products, we must first offer WILD Procurement the non-exclusive right to distribute those products and the parties will have 60 days to reach mutually agreeable terms.  The agreement contains certain representations by us as to the quality of the products we may sell WILD Procurement and the products’ compliance with applicable laws and good manufacturing practices, as well as customary confidentiality and indemnification provisions.

In the event WILD Procurement should fund research on stevia used in food, beverage or dietary supplement applications, and as a result of this research it develops new intellectual property, such intellectual property shall be the sole property of WILD Procurement.  In the event we should jointly fund research, any new intellectual property developed from this effort will be jointly owned and each party will have the right to use the developed intellectual property in stevia-based products.

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice.  There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement.  The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods.  In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties.

On May 1, 2012 we entered into a consulting agreement with CDI to perform consulting services for fiscal 2013 and agreed to a consulting fee of 2,500,000 shares of our common stock which includes the reimbursement of $92,341 paid by CDI to Wild Flavors on our behalf in connection with our purchase of the minority interest of Sunwin USA.  On August 17, 2012, we issued 2,000,000 shares to China Direct Investments with a total value of $520,000.

On August 24, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 10,000,000 shares of common stock.  On August 28, 2012, we filed a registration statement on Form S-8 with the SEC covering the 2012 Plan to permit us to compensate and offer to our employees, officers, directors and consultants whose past, present and/or potential  contributions to our company have been or will be important to our success, an opportunity to acquire proprietary interest in our company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited consolidated financial statements and footnotes and our 2012 Annual Report on Form 10-K for fiscal year ended April 30, 2012.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the production and distribution capabilities designed to meet the needs of our customers.

During fiscal 2013 and 2012 our operations were organized in two operating segments related to our product lines:

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

On August 20, 2012, we entered into a worldwide stevia distribution agreement with WILD Procurement Gmbh, a Swiss corporation (“WILD Procurement”) which is an affiliate of WILD Flavors. Under the terms of the agreement, WILD is granted the non exclusive worldwide right as a distributor to market and resell all stevia products manufactured by Sunwin and use of all trademarks.  In conjunction with the agreement, we purchased the minority interest in Sunwin USA previously owned by WILD Flavors for an aggregate purchase price of $1,473,000, which included a cash payment of $92,541 and 7,666,666 shares of our common stock valued at $1,380,000. In light of the new distribution agreement, the previous distribution agreement between WILD Flavors and Sunwin USA was terminated.

The acquisition of the minority interest of Sunwin USA in August 2012 will change our accounting beginning in the second quarter of fiscal 2013. Because WILD Flavors had previously maintained certain approval and veto rights and maintained other minority rights to provide for WILD Flavors to effectively participate in significant decisions that would be expected to be made in the ordinary course of business under the terms of these agreements, in accordance with FASB Accounting Standards Codification 810-10-25-5 historically we did not consolidated Sunwin USA’s operations and accounted for our interest in Sunwin USA as an equity method investment. Following the purchase of the minority interest Sunwin USA will now be consolidated with our company in our financial statements.

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

Chinese Medicine Segment

In our Chinese Medicine segment, we manufacture and sell approximately 354 different extracts, including traditional Chinese medicine extracts and purified extracts, which may include active parts and monomer compounds such as soy isofavone.

While this segment is currently operating at full capacity, we do not expect significant growth potential from this segment in the near future. Accordingly, we continue to evaluate alternatives to the potential disposition of the Chinese Medicine segment with the view of further streamlining our product offerings and focusing our business on producing and selling high-quality stevia products. The exit strategy we are contemplating for the Chinese Medicine segment is also been influenced by our concerns regarding the continued stagnation in revenue growth and profitability of this segment in the near future. The competition in Chinese Medicine market has strengthened over the past year. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment.

OUR PERFORMANCE

 Our total revenues in the first quarter of fiscal 2013 increased by 14.0%, from the same period in fiscal 2012, while our gross margin increased to 20.2% from 12.8% over the same period in fiscal 2012. One of the drivers for the increase in total revenues was due primarily to related party sales which increased by $0.8 million in the first quarter of fiscal 2013 as compared to the same period in fiscal 2012. Our sales revenues, excluding revenues from related party, decreased by 14% in the first quarter of fiscal 2013 as compared to the same period in fiscal 2012. Our operating expenses in the first quarter of fiscal 2013 increased by 9.9% from the comparable period in 2012. Our net loss from continuing operations for the first quarter of fiscal 2013 was $0.9 million, as compared to $1.0 million for the same period in fiscal 2012.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations for the three month periods ended July 31, 2012 and 2011:

July 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$755,472	100.0%	$2,492,155	100.0%	$-	$3,247,627	100.0%
Cost of revenues	573,712	75.9%	2,016,713	80.9%	-	2,590,425	79.8%
Gross profit	181,760	24.1%	475,442	19.1%	-	657,202	20.2%

Total operating expenses	265,906	35.2%	634,144	25.5%	639,538	1,539,588	47.4%
Other income(expenses)	20	0.0%	10,465	0.4%	1,718	12,203	0.4%

Loss before taxes and noncontrolling interest	$(84,126)	-11.1%	$(148,237)	-6.0%	$(637,820)	$(870,183)	-26.8%

July 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$757,315	100.0%	$2,091,131	100.0%	$-	$2,848,446	100.0%
Cost of revenues	731,992	96.7%	1,752,598	83.8%	-	2,484,590	87.2%
Gross profit	25,323	3.3%	338,533	16.2%	-	363,856	12.8%

Total operating expenses	241,836	31.9%	724,439	34.6%	434,153	1,400,428	49.2%
Other income (expenses)	918	0.1%	11,554	0.6%	3,781	16,253	0.6%

Loss before taxes and noncontrolling interest	$(215,595)	-28.5%	$(374,352)	-17.9%	$(430,372)	$(1,020,319)	-35.8%

Revenues

Total revenues in the first quarter of fiscal 2013 increased by $0.4 million, or 14.0%, as compared to the same period in fiscal 2012. Stevioside revenues, which comprised 76.7% and 73.4% of our revenues for the first quarter of fiscal 2013 and fiscal 2012, respectively, increased by19.2%, while revenues in our Chinese Medicine segment decreased slightly by 0.2%. Within our Stevioside segment, revenues from sales to third parties decreased by 20.8% in the first quarter of fiscal 2013 from the first quarter of fiscal 2012, while revenues from sales to a related party increased by 357% in the comparable period. We did not have any sales to related parties in our Chinese medicine segment in either period.

The overall increase in Stevioside revenues was due primarily to higher sales volume of higher grades stevia products in the domestic market to Chinese manufacturers who use our products as raw materials, accompanied with a moderate increase in sales volume in the international market. During the first quarter fiscal 2013, approximately 7.7% of the higher revenues in our Stevioside segment were attributable to greater sales volume in this segment. In addition, the demand growth for our intermediate and higher grade stevia products continue to be slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011. We produced 87 metric tons of stevioside for the first quarter of fiscal 2013 as compared to 22 metric tons in the same period of fiscal 2012.

During the first quarter of fiscal 2013, the lower sales revenue in our Chinese medicine segment was attributable to approximately 13.1% of lower sales volume and approximately 1.5% were attributable to a decrease in pricing due to competitive pricing in the marketing of the products for this segment.

Cost of Revenues and Gross Margin

Cost of revenues in the first quarter of fiscal 2013 increased by $0.1 million, or 4.3%, as compared to the same period in fiscal 2012. Gross margin on Stevioside segment increased during the first quarter of fiscal 2013 to 19.1%, compared to 16.2% for the same period in fiscal 2012. The Chinese medicine gross margin increased to 24.1% in the first quarter of fiscal 2013, compared to 3.3% for the same period in fiscal 2012, primarily due to a 21.6% decrease in cost of revenues. As a result, consolidated gross margin for the first quarter of fiscal 2013 increased to 20.2%, compared to 12.8% for the same period in fiscal 2012.

Total Operating Expenses

Total operating expenses for the first quarter of fiscal 2013 increased by 9.9% from the comparable period in 2012. The increase was primarily due to $0.2 million in stock compensation expense paid for consulting services coupled with $0.1 million increase in selling expenses, offset by $0.2 million reduction in general and administrative expenses for planned reductions in office and travel related expenses in the Stevioside segment. Selling expenses as a percentage of revenues was 9.2% in the first quarter of fiscal 2013 as compared to 5.2% in the first quarter of 2012.

Net Loss

Loss from continuing operations in the first quarter of fiscal 2013 was $0.9 million, compared to $1.0 million in the same period in fiscal 2012. The decrease in net loss was primarily due to increased revenues and higher gross margins .

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

We were notified in November of 2011 that our stevia extracts production process has been certified organic under standards established by the USDA National Organic Program and European Commission (EC) 834/2007 and EC 889/2008 which will further expand the use of our organic stevia products in the food and beverage industry market in the US and Europe;

The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts has begun to lead to growth in stevia sales volume;

In April 2012 we began construction of new stevia extraction line with trial production anticipated in October 2012. This new line will add additional 500 metric tons to our current annual production capacity; and

On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng, a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop the bio-bacterial fertilizers based on the residues from our stevia extraction with production expected to commence in fiscal 2013.

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2013 and 2014. During fiscal 2012, the market prices of stevioside series were impacted by strong price competition among Chinese manufacturers. We expect the price pressure to continue in fiscal 2013 and into fiscal 2014. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products to increase in the coming harvest fall season for calendar year 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2012 and April 30, 2012, we had working capital of $9.8 million and $10.6 million, respectively.  Our cash balance at July 31, 2012 was $1.4 million, as compared to cash of $3.0 million at April 30, 2012. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures during the fiscal year. Our commitments for capital expenditures in fiscal 2013 are estimated at $5.2 million, comprised of $0.5 million for last installment on apartment complex unit, which is expected to be sold during fiscal 2013, and $4.7 million estimated for completion of the construction of a new stevia extraction line, as previously discussed. We expect to satisfy these obligations from our working capital.

Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from related parties, decreased by less than $0.1 million during the first quarter of fiscal 2013. The days’ sales outstanding in accounts receivable increased to 66 days as of July 31, 2012, as compared to 63 days as of April 30, 2012.

At July 31, 2012, loan receivable amounted to $1.9 million, which represented a decrease of $0.1 million from April 30, 2012. In December 2011, we entered into a loan agreement with Shandong Anda Biotech Co., Ltd. ( Shandong Anda), a third party. According to the terms of the agreement, we lent Shandong Anda approximately $3.1 million. The loan is due on December 18, 2012 and bears no interest. During the fourth quarter of fiscal 2012 Shandong Anda repaid $1.5 million of the loan, and the balance of the loan was $1.6 million as of July 31, 2012. During the third quarter of fiscal 2011 we also lent $0.5 million to CDI China, Inc., an affiliate of CDI, our corporate management services provider. Payment of $0.2 million was received during the third quarter of 2012. The balance of $0.3 million plus accrued interest was extended to an on demand note. In May 2012, in connection with the execution of a new consulting agreement with CDI as described elsewhere herein, the payment terms of the loan were further modified to provide that $113,807 was due before August 25, 2012, which has subsequently been received, and the balance of $100,000 is due by December 31, 2012.

At July 31, 2012 inventories, net of reserve for obsolescence, amounted to $4.6 million, as compared to $4.3 million as of April 30, 2012. The increase was primarily due to purchases of raw materials for stevia products in anticipation of future demand.

Our accounts payable and accrued expenses remained relatively constant at approximately $4.1 million at July 31, 2012 and April 30, 2012, respectively. This balance, as well as that of V.A.T. taxes payable, is subject to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was $0.8 million during the first quarter of fiscal 2013, as compared to net cash provided by operating activities of $0.2 million during the same period in fiscal 2012. The increase resulting from cash used in operating activities was due primarily to $0.2 million increase in prepaid expenses and other current assets related to advance payments for stevia raw materials, $0.2 million to purchase raw materials inventory in stevia to support future sales, and $0.4 million in higher accounts receivable to related party due to higher sales during the period.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $0.7 million during the first quarter of fiscal 2013, as compared to less than $8,000 for the same period in fiscal 2012. The increase was primarily due to $0.8 million in capital expenditures for property and equipment offset by proceeds from loan.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities amounted to less than $13,000 during the first quarter of fiscal 2013, which represented repayments of advances from related party, with no comparable amount in fiscal 2012.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2012.

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

	July 31, 2012	April 30, 2012
	(Unaudited)
China	$1,447,311	$2,938,981
United States	2,143	19,914
Total	$1,449,454	$2,958,895

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2012.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of July 31, 2012 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2012 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2012 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As partial compensation under the terms of the consulting agreement described later in Item 5, on August 17, 2012 we issued CDI 2,000,000 shares of our common stock valued at $520,000. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5.  OTHER INFORMATION.

On May 1, 2012 we entered into a consulting agreement with CDI for fiscal 2013 pursuant to which CDI is to provide us with a variety of consulting services, including, but not limited to, coordinating the preparation and filing of our various reports under the Securities Exchange Act of 1934, assistance in improving our internal control over financial reporting, advice concerning the disposition of our Chinese medicine segment, assistance in maintaining our relationship with Domino Foods, Inc. and WILD Procurement, investor and public relations, and advice in our capital raising efforts, among other services.  As compensation, we agreed to issue CDI an aggregate of 2,500,000 shares of our common stock valued at $650,000, of which 2,000,000 shares were to be issued within 10 business days from the execution of the agreement and the remaining 500,000 shares are to be issued by December 31, 2012. Under the terms of this agreement, CDI is responsible for the payment of all of our legal, accounting, travel and related third party expenses we might incur during the period, and the amount of shares we agreed to issue included reimbursement of $92,341 paid on our behalf to WILD Flavors as partial compensation for our purchase of the minority interest in Sunwin USA described elsewhere herein.  Under the terms of the agreement CDI also modified the payment terms of a loan we had previously made to CDI China, Inc., its sister company, which had an outstanding balance of $213,807, to provide that $113,807 of this amount was due by August 25, 2012 and the balance is due by December 30, 2012.  We have subsequently received the initial payment.

The description of this agreement in qualified in its entirety by reference to the contract, a copy of the English translation of which is filed as Exhibit 10.32 to this report.

ITEM 6.  EXHIBITS

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

4.4		2012 Equity Compensation Plan (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K as filed on August 24, 2012).
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
10.9
Consulting Agreement between China Direct Investments, Inc. and Sunwin International Neutraceuticals, Inc. dated April 22, 2011 (Incorporated by reference to the Exhibit 10.21 to the Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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
10.28
Cooperation Agreement dated July 1, 2012 by and between Hegeng (Beijing) Organic Farm Technology Co., Ltd. and Qufu Shengwang Stevia Biology and Science Co. Ltd. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended April 30, 2012).

10.29
Exchange Agreement dated August 8, 2012 by and between WILD Flavors, Inc. and Sunwin Stevia International, Inc. (Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K as filed on August 24, 2012).

10.30
Amendment to Operating Agreement dated August 8, 2012 by and between WILD Flavors, Inc. and Sunwin Stevia International, Inc. (Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K as filed on August 24, 2012).

10.31
Termination of Distribution Agreement dated August 8, 2012 by and between WILD Flavors, Inc., Sunwin Stevia International, Inc. and Sunwin USA, LLC (Incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K as filed on August 24, 2012).

10.32	Fiscal Year 2013 Consulting Agreement (English Translation) dated May 2, 2012 between Sunwin Stevia International, Inc. and China Direct Investments, Inc.*
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
21.1	Subsidiaries of the registrant.(Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended April 30, 2012).
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 12, 2012	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 12, 2012	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer