Form 10-Q
period 2012-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2012-12-14
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended October 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 7, 2012 there were 173,202,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2012 is referred to as “fiscal 2012” and the year ending April 30, 2013 is referred to as “fiscal 2013.”  Also, the three month period ending October 31, 2012 is our second quarter and is referred to as the “second quarter of fiscal 2013”; the six month period ending October 31, 2012 is refered to as the "first six months of fiscal 2013". Likewise, the three month period ending October 31, 2011 is referred to as the “second quarter of fiscal 2012”; the six month period ending October 31, 2011is refered to as the "first six months of fiscal 2012.

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

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, a 100% owned subsidiary;

-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang; and

-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$618,464	$2,958,895
Investment in real estate held for resale	1,924,337	1,919,665
Accounts receivable, net of allowance for doubtful accounts of $903,073 and $933,678, respectively	2,368,000	2,370,573
Accounts receivable - related party	735,668	550,740
Notes receivable	58,799	105,906
Loans receivable	829,576	1,962,118
Inventories, net	4,889,869	4,305,381
Due from related party	783,507	-
Prepaid taxes	59,942	-
Prepaid expenses and other current assets	638,005	633,522
Total Current Assets	12,906,167	14,806,800
Property and equipment, net	15,820,413	14,023,368
Intangible assets	1,571,678	-
Land use rights	2,276,550	2,298,973
Total Assets	$32,574,808	$31,129,141
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,938,023	$4,052,598
Due to related party	-	79,351
Taxes payable	-	73,327
Total Current Liabilities	4,938,023	4,205,276
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,202,803 and 157,356,137 shares issued and outstanding as of October 31, 2012 and April 30, 2012, respectively	173,203	157,356
Additional paid-in capital	33,317,008	30,445,222
Accumulated deficit	(11,057,093)	(8,818,978)
Accumulated other comprehensive income	5,203,667	5,140,265
Total Stockholders' Equity	27,636,785	26,923,865
Total Liabilities and Stockholders' Equity	$32,574,808	$31,129,141

The accompanying notes are an integral part of these unaudited financial statements.

 SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2012	2011	2012	2011
Revenues	$2,055,847	$2,874,189	$4,292,395	$5,501,240
Revenues - related party	393,837	692,981	1,404,916	914,376
Total revenues	2,449,684	3,567,170	5,697,311	6,415,616
Cost of revenues	2,049,400	2,876,034	4,639,825	5,360,624
Gross profit	400,284	691,136	1,057,486	1,054,992
Operating expenses:
Loss on disposition of property and equipment	-	674,675	-	674,675
Selling expenses	192,866	253,314	490,421	402,397
General and administrative expenses	1,571,887	482,725	2,813,920	1,734,070
Total operating expenses	1,764,753	1,410,714	3,304,341	2,811,142
Operating loss	(1,364,469)	(719,578)	(2,246,855)	(1,756,150)
Other income (expense):
Other income (expense)	(1,815)	(57,080)	4,651	(57,056)
Interest income	1,796	16,264	7,533	32,493
Total other income (expense)	(19)	(40,816)	12,184	(24,563)
Loss before income taxes and noncontrolling interest	(1,364,488)	(760,394)	(2,234,671)	(1,780,713)
Income taxes benefit (expense)	2,709	-	(3,444)	-
Net loss	(1,361,779)	(760,394)	(2,238,115)	(1,780,713)
Less: loss attributable to noncontrolling interest	-	19,679	-	54,258
Net loss attributable to Sunwin Stevia International, Inc.	$(1,361,779)	$(740,715)	$(2,238,115)	$(1,726,455)
Comprehensive loss:
Net loss	$(1,361,779)	$(760,394)	$(2,238,115)	$(1,780,713)
Foreign currency translation	120,931	379,940	63,402	778,279
Total comprehensive loss	$(1,240,848)	$(380,454)	$(2,174,713)	$(1,002,434)
Net loss per common share:
Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	167,123,023	156,856,137	162,212,894	156,713,593

The accompanying notes are an integral part of these unaudited financial statements.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,238,115)	$(1,780,713)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	782,766	725,660
Amortization of intangible assets	54,196	-
Amortization of land use right	27,966	27,493
Loss on disposition of property and equipment	-	674,675
Stock issued for employee compensation	810,000	-
Stock issued for services	451,759	446,331
Allowance for doubtful accounts	(32,733)	37,000
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	88,196	7,348
Accounts receivable - related party	(182,778)	(471,616)
Inventories	(571,480)	(854,439)
Prepaid expenses and other current assets	(82,135)	(1,265,601)
Due from related party	(767,511)	-
Tax receivable	(59,678)	39,029
Accounts payable and accrued expenses	871,689	725,478
Taxes payable	(73,182)	(116,612)
NET CASH USED IN OPERATING ACTIVITIES	(921,040)	(1,805,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in equity acquisition	-	(626,125)
Purchases of property and equipment	(2,536,507)	(418,306)
Increase in loan receivable	(1,718)	(7,373)
Proceeds from loan receivable	1,134,476	50,000
NET CASH USED IN INVESTING ACTIVITIES	(1,403,749)	(1,001,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	(12,546)	-
NET CASH USED IN FINANCING ACTIVITIES	(12,546)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,096)	238,459
NET CHANGE IN CASH	(2,340,431)	(2,569,312)
Cash at the beginning of the period	2,958,895	10,563,413
Cash at the end of the period	$618,464	$7,994,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$35,092	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Intangible assets acquired from acquisition	$1,625,874	$-
Shares issued for acquisition	$1,625,874	$-

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
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

On August 8, 2012 we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012.  On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by CDI and reimbursed by us through shares as part of the terms in the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles (“U.S. GAAP”) which require elimination of the difference between the purchase price of 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for onlysweet.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
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

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2012 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three and six months ended October 31, 2012 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our consolidated financial statements include the accounts for the parent company and all our wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our subsidiaries include the following:

-    Qufu Natural Green;
-    Qufu Shengren;
-    Qufu Shengwang; and
-    Sunwin Tech.
-    Sunwin USA

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2012, we held $618,381 of our cash and cash equivalents with commercial banking institutions in the PRC, and $83 with banks in the United States. As of April 30, 2012, we held $2,938,981 of our cash and cash equivalents with commercial banking institution in PRC, and $19,914 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2012.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At October 31, 2012 and April 30, 2012, the allowance for doubtful accounts was $903,073 and $933,678, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at October 31, 2012 and April 30, 2012 amounted to $0 and $73,327, respectively, consisting primarily of VAT taxes payable.

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

With the exception of derivative liabilities, we do not have any other assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2012 and April 30, 2012, nor were any gains or losses reported in the statement of operations that were attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year then ended.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIC AND DILUTED LOSS PER SHARE

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

	For Six Months Ended October 31,
	2012	2011
Numerator:
Net loss	$(2,238,115)	$(1,780,713)
Numerator for basic EPS, loss applicable to common stock holders	$(2,238,115)	$(1,780,713)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	162,212,894	156,713,593
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	162,212,894	156,713,593
Basic and diluted loss per common share:
Loss per share - basic	$(0.01)	$(0.01)
Loss per share - diluted	$(0.01)	$(0.01)

At October 31, 2012 and 2011 the effect of our outstanding common stock purchase warrants was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the six months ended October 31, 2012 and 2011.

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

As of April 30, 2012	RMB 6.30 to $1.00
As of October 31, 2012	RMB 6.29 to $1.00

Six months ended October 31, 2012	RMB 6.31 to $1.00
Six months ended October 31, 2011	RMB 6.42 to $1.00

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2012, we had $618,381 on deposit in China, which is not insured. We have not experienced any losses in such accounts through October 31, 2012.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $63,158 and $1,102 for the six months ended October 31, 2012 and 2011, respectively.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 will not have a material impact on our consolidated financial statements.
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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 –INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units are expected to be delivered by December 30, 2012. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of October 31, 2012 and April 30, 2012, we had investment in real estate held for resale of $1,924,337 and $1,919,665, respectively.

NOTE 4 - INVENTORIES

At October 31, 2012 and April 30, 2012, inventories consisted of the following:

	October 31, 2012	April 30, 2012
	(unaudited)
Raw materials	$1,108,952	$844,327
Work in process	742,231	298,221
Finished goods	3,749,307	3,871,730
	5,600,490	5,014,278
Less: reserve for obsolete inventory	(710,621)	(708,897)
	$4,889,869	$4,305,381

NOTE 5 - PROPERTY AND EQUIPMENT

At October 31, 2012 and April 30, 2012, property and equipment consisted of the following:

	Estimated Life	October 31, 2012	April 30, 2012
		(unaudited)
Office Equipment	5-7 Years	$44,712	$44,268
Auto and Trucks	10 Years	895,978	871,897
Manufacturing Equipment	20 Years	11,422,956	11,311,505
Buildings	20 Years	10,045,835	7,177,694
Construction in Process		467,245	872,864
		22,876,726	20,278,228
Less: Accumulated Depreciation		(7,056,313)	(6,254,860)
		$15,820,413	$14,023,368

For the six months ended October 31, 2012 and 2011, depreciation expense totaled $782,766 and $725,660, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated Life	October 31, 2012	April 30, 2012
		(unaudited)
Intangible assets	5	$1,625,874	$-
Less: Accumulated Amortization		(54,196)	-
		$1,571,678	$-

Due to our acquisition of the remaining 45% interest of Sunwin USA originally by Wild Flavors (See Note 1), we acquired intangible assets which included the supply chain developed by Wild Flavors. For the six months ended October 31, 2012 and 2011, amortization expense amounted to $54,196 and $0, respectively.

NOTE 7- LAND USE RIGHT

Land use right consisted of the following:

	Estimated Life	October 31, 2012	April 30, 2012
		(unaudited)
Land Use Right	41.65 Years	$2,529,358	$2,523,146
Less: Accumulated Amortization		(252,808)	(224,173)
		$2,276,550	$2,298,973

 For the six month periods ended October 31, 2012 and 2011, amortization expense amounted to $27,966 and $27,493, respectively.

NOTE 8 – LOAN RECEIVABLE

In December 2011, we entered into a short-term loan agreement with Shandong Anda Biotech Co., Ltd. ( "Shandong Anda"), a third party. According to the terms of the agreement, we agreed to lend Shandong Anda approximately $3,181,016 (RMB 20,000,000). The loan will be due on December 18, 2012 and bears no interest. Shandong Anda is a major supplier of stevia leaves to the Company. During the fourth quarter of fiscal 2012 Shandong Anda returned $1.5 million, and during the fourth quarter of fiscal 2013, an additional $0.8 million was repaid, and the balance of the loan was $0.8 million as of October 31, 2012.

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc.,  and an affiliate of China Direct Investments, Inc. (“CDI”) our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest were due March 30, 2011. Part of the principal of $305,459 was repaid to us by CDI China, Inc. during fiscal 2012. At October 31, 2012, the balance of this loan was $42,087, which is comprised of $22,821 in principal and $19,266 in accrued interest. Both the principal and accrued interest are now due on demand.

NOTE 9 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party

At October 31, 2012 and April 30, 2012, we reported $735,668 and $550,740 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered. Total related party revenues for the six months ended October 31, 2012 and 2011 were $1,404,916 and $914,376, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Due from related parties

At October 31, 2012 and April 30, 2012, we report $783,507 and $0 in due from related parties. During the second quarter of fiscal 2013, we advanced $783,507 to Pharmaceutical Corporation for working capital purpose. The loan bore no interest and collateral. Pharmaceutical Corporation agrees to return the advance in the third quarter of fiscal 2013.

Due to related parties

We pay management fees to Pharmaceutical Corporation. For the six month ended October 31, 2012, we paid Pharmaceutical Corporation $417,036 for management compensation, which is included in general and administrative expense. At October 31, 2012, we owed Pharmaceutical Corporation $0 for management fee compensation.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at October 31, 2012 and April 30, 2012 totaled $638,005 and $633,522, respectively. As of October 31, 2012, prepaid expenses and other current assets includes $418,961 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $219,044 for employee advances and others. We recognize prepayments in inventory as suppliers make delivery of goods, and as an expense when providers provide the services.

As of April 30, 2012, prepaid expenses and other current assets includes $517,256 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $116,266 for employee advances and interest receivable.

NOTE 11 - STOCKHOLDERS' EQUITY

Common stock

At October 31, 2012, we are authorized to issue 200,000,000 shares of common stock. We had 173,202,803 and 157,356,137 shares outstanding at October 31, 2012 and April 30, 2012, respectively.

On September 14, 2012 we entered into a consulting agreement with Dore Scott Perler to perform consulting services from August 1, 2012 to July 31, 2013. According to the terms of the agreement, we agreed to pay Mr. Perler a consulting fee of 90,000 shares of our common stock each quarter. On September 27, 2012, we issued 180,000 shares of our common stock at $0.135 per share to Mr. Perler for July 2012 to December 2012 consulting services.

On August 24, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 10,000,000 shares of common stock.  On August 28, 2012, we filed a registration statement on Form S-8 with the SEC covering the 2012 Plan to permit us to compensate and offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire proprietary interest in our company. On September 27, we issued 6,000,000 shares of our common stock at $0.135 per share to three employees in China as bonus.

On August 8, 2012 we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012.  On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by CDI and reimbursed by us through shares as part of the terms in the terms in the consulting agreement with CDI dated May 1, 2012.

On May 1, 2012 we entered into a consulting agreement with CDI to perform consulting services for fiscal 2013 and agreed to a consulting fee of 2,500,000 shares of our common stock which includes the reimbursement of $92,541 paid by CDI to Wild Flavors on our behalf in connection with our purchase of the minority interest of Sunwin USA as described in Note 1.   On August 21, 2012, we issued 2,000,000 shares to China Direct Investments with a total value of $520,000.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During fiscal 2012, we did not issue any shares of our common stock for the exercise of purchase warrants.

A summary of the changes to our outstanding stock warrants during the six months ended October 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2012	26,666,666	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at October 31, 2012 (unaudited)	26,666,666	$0.35

The following information applies to all warrants outstanding at October 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.35	26,666,666	1.25	$0.35	26,666,666	$0.35
	26,666,666		$0.35	26,666,666	$0.35

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional paid in capital

On May 1, 2012 we entered into a consulting agreement with CDI to perform consulting services for fiscal 2013 and agreed to a consulting fee of 2,500,000 shares of our common stock which includes the reimbursement of $92,541 paid by CDI to Wild Flavors on our behalf in connection with our purchase of the minority interest of Sunwin USA as described in Note 1.  As of July 31, 2012, no shares had been issued and we recorded 2,000,000 shares with a total value of $520,000 as additional paid in capital.  On August 21, 2012, we issued 2,000,000 shares to CDI with a total value of $520,000 and reclassified $2,000 from additional paid in capital to common stock.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three and six months ended October 31, 2012 and 2011, we operated in two reportable business segments - (1) natural sweetener (stevioside) and (2) traditional Chinese medicines. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed financial information with respect to these reportable business segments for the three months ended October 31, 2012 and 2011 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2012	2011	2012	2011	2012	2011	2012	2011
Net revenues	$608,828	$852,110	$1,840,856	$2,715,060	$-	$-	$2,449,684	$3,567,170
Interest income	$66	$4,133	$1,730	$8,539	$-	$3,592	$1,796	$16,264
Depreciation and amortization	$19,710	$19,375	$432,896	$355,873	$-	$-	$452,606	$375,248
Income (loss) before taxes and noncontrolling interest	$95,503	$(170,331)	$(540,814)	$(571,031)	$(919,177)	$(19,032)	$(1,364,4888)	$(760,394)
Segment assets	$3,041,519	$9,647,926	$29,481,629	$22,443,029	$51,660	$471,582	$32,574,808	$32,562,537

Condensed financial information with respect to these reportable business segments for the six months ended October 31, 2012 and 2011 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2012	2011	2012	2011	2012	2011	2012	2011
Net revenues	$1,364,300	$1,609,425	$4,333,011	$4,806,191	$-	$-	$5,697,311	$6,415,616
Interest income	$66	$6,139	$5,749	$18,981	$1,718	$7,373	$7,533	$32,493
Depreciation and amortization	$39,386	$38,762	$825,542	$714,391	$-	$-	$864,928	$753,153
Income (loss) before taxes and noncontrolling interest	$11,377	$(385,926)	$(689,051)	$(945,383)	$(1,556,997)	$(449,404)	$(2,234,671)	$(1,780,713)
Segment assets	$3,041,519	$9,647,926	$29,481,629	$22,443,029	$51,660	$471,582	$32,574,808	$32,562,537

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13-COMMITMENTS AND CONTINGENCIES

We lease office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine segment are leased from Pharmaceutical Corporation, a related party. The term of this lease will expire in October, 2012 and provides for annual lease payments of $23,400. We have paid the rent for this facility in fiscal 2012 which was included in the management fee we paid to Pharmaceutical Corporation during fiscal 2012. We plan to renew the lease under similar terms once our on-going negotiations are completed by January 2013. Pharmaceutical Corporation agreed to waive the lease payments due in fiscal 2011.

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

NOTE 14 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the six months ended October 31, 2012 and 2011 are as follows:

	Net Sales For the Six Months Ended October 31,
	2012		2011
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qingdao Shangming International Trading Co., Ltd	-	-	-	15.5%
Qingdao RuiChi Medicine Industry Limited Company	-	-	-	24.2%
Guangdong Tengjun Veterinary Medicine Co., Ltd	16.4%	-	10.6%	-
Total	16.4%	-	10.6%	39.7%

(ii)    Vendor Concentrations

Vendor concentrations for the six months ended October 31, 2012 and 2011 are as follows:

	Net Purchases For the Six Months Ended October 31,
	2012		2011
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	30.8%	-	46.8%	-
Bozhou Weitao Pharmaceutical Co., Ltd	-	-	25.9%	-
Qufu Longheng Materials Co., Ltd	61.8%	-	-	-
Jiuquan Jiale Biotech Co., Ltd	-	16.4%	-	17.2%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	10.2%	-	-
Chuzhou Hairun Stevia Technology Co., Ltd	-	18.6%	-	-
Qingdao Runhao Stevia Technology Co., Ltd	-	14.8%	-	-
Linyuan City Chengde Stevia Leaves Planting Cooperative	-	-	-	19.2%
Total	92.6%	60.0%	72.7%	36.4%

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At October 31, 2012, we had $618,381 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through October 31, 2012.

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

NOTE 15 - SUBSEQUENT EVENT

In December 2012, Qufu Shengren completed the construction of a new stevia extraction line in the same location of its current stevioside manufacturing facility. This line facility will apply a new stevia extraction technology to produce both high and low grade stevioside. The completion of this high tech expansion of its production facilities brings our total bulk stevia production capacity to 1, 300 metric tons including 500 metric tons of stevioside which is a stevioside extract used in the pharmaceutical industry.  We expect that the total cost of this new line will be approximately $4.7 million which has been funded from generated revenues and our working capital. We have begun trial production of our new lines and anticipate our additional production capabilities will be fully operational in the third quarter of calendar 2013.

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

On August 20, 2012, we entered into a worldwide stevia distribution agreement with WILD Procurement Gmbh, a Swiss corporation (“WILD Procurement”) which is an affiliate of WILD Flavors. Under the terms of the agreement, WILD is granted the non exclusive worldwide right as a distributor to market and resell all stevia products manufactured by Sunwin and use of all trademarks.  In conjunction with the agreement, we purchased the minority interest in Sunwin USA previously owned by WILD Flavors for an aggregate purchase price of $1,625,874, which included a cash payment of $92,541 and 7,666,666 shares of our common stock valued at $1,533,333. In light of the new distribution agreement, the previous distribution agreement between WILD Flavors and Sunwin USA was terminated.

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

In December 2012, Qufu Shengren completed the construction of a new stevia extraction line in the same location of its current stevioside manufacturing facility. This line facility will apply a new stevia extraction technology to produce both high and low grade stevioside. The completion of this high tech expansion of its production facilities brings us total bulk stevia production capacity to 1,300 metric tons including 500 metric tons of steviosin which is a stevioside extract used in the pharmaceutical industry. We expect that the total cost of this new line to be approximately $4.7 million which has been funded from generated revenues and our working capital. We have begun trial production of our new line and anticipate our additional production capabilities will be fully operational in the third quarter of calendar 2013.

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

OUR PERFORMANCE

Three months ended October 31, 2012 compared to same period in 2011

 Our total revenues in the second quarter of fiscal 2013 decreased by 31.3%, from the same period in fiscal 2012, while our gross margin decreased to 16.3% from 19.4% over the same period in fiscal 2012.  Our sales revenues, excluding revenues from related party, decreased by 28.5% in the second quarter of fiscal 2013 as compared to the same period in fiscal 2012. Our operating expenses in the second quarter of fiscal 2013 increased by 25.1% from the comparable period in 2012. Our net loss from continuing operations for the second quarter of fiscal 2013 was $1.4 million, as compared to $0.8 million for the same period in fiscal 2012. The decrease in revenues for the third quarter of fiscal 2013 resulted from lower sales volume primarily from our lower grade stevia manufactured by our Natural Green subsidiary and also from Chinese medicine segment.

Six months ended October 31, 2012 compared to same period in 2011

Our total revenues of $5.7 million in the first six months of fiscal 2013 decreased by $0.7 million, or 11.2%, compared with the same period in fiscal 2012, while our gross margin increased to 18.6% from 16.4% over the same period in fiscal 2012. Our sales revenues, excluding revenues from related party, decreased by $1.2 million, or 22.0%, in the first six months of fiscal 2013 as compared to the same period in fiscal 2012. Our operating expenses during the first six months of fiscal 2013 increased by 17.5% compared with the same period in fiscal 2012. Our net loss from continuing operations for the first six months of fiscal 2013 was $2.2 million, compared to $1.8 million for the same period in fiscal 2012.

Our operating performance in the first six months of fiscal 2013 was driven by lower sales volume in our Chinese Medicine segment accompanied by an decrease in sales volume of lower grades stevia products in our Stevioside segment. However, the actual growth of the international market, especially the U.S. market, was behind expectations as many of our manufacturing customers have ended up with higher inventories, and have reduced their purchases of raw materials.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing in collaboration with WILD Flavors and Domino Sugar to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products has remained low for the first six months of fiscal 2013. Furthermore, we continue to encounter strong competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia. During the first six months of fiscal 2013, the decrease in sales revenues in our Chinese medicine was due primarily to lower sales volume from seasonality impact during this second quarter of fiscal 2013 (July and August are off periods) and lower pricing from fierce local competition.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations for the three month periods ended October 31, 2012 and 2011:

October 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$608,828	100.0%	$1,840,856	100.0%	$-	2,449,684	100.0%
Cost of revenues	472,225	77.6%	1,577,175	85.7%	-	2,049,400	83.7%
Gross profit	136,603	22.4%	263,681	14.3%	-	400,284	16.3%

Total operating expenses	41,199	6.8%	804,377	43.7%	919,177	1,764,753	72.0%
Other income(expenses)	99	0.0%	(118)	0.0%	-	(19)	0.00%

Income (loss) before taxes and noncontrolling interest	$95,503	15.6%	$(540,814)	-29.4%	$(919,177)	(1,364,488)	-55.7%

October 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$852,110	100.0%	$2,715,060	100.0%	$-	$3,567,170	100.0%
Cost of revenues	739,113	86.7%	2,136,921	78.7%	-	2,876,034	80.6%
Gross profit	112,997	13.3%	578,139	21.3%	-	691,136	19.4%

Total operating expenses	226,394	26.6%	1,161,696	42.8%	22,624	1,410,714	39.6%
Other income (expenses)	(56,934)	-6.7%	12,526	0.5%	3,592	(40,816)	-1.1%

Income (loss) before taxes and noncontrolling interest	$(170,331)	-20.0%	$(571,031)	-21.0%	$(19,032)	$(760,394)	-21.3%

The following table summarizes our results from continuing operations for the six month periods ended October 31, 2012 and 2011:

October 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$1,364,300	100.0%	$4,333,011	100.0%	$-	$5,697,311	100.0%
Cost of revenues	1,045,937	76.7%	3,593,888	82.9%	-	4,639,825	81.4%
Gross profit	318,363	23.3%	739,123	17.1%	-	1,057,486	18.6%

Total operating expenses	307,105	22.5%	1,438,521	33.2%	1,558,715	3,304,341	58.0%
Other income	119	0.00%	10,347	0.2%	1,718	12,184	0.2%

Loss before taxes and noncontrolling interest	$11,377	0.8%	$(689,051)	-15.9%	$(1,556,997)	$(2,234,671)	-39.2%

October 31, 2011
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,609,425	100.0%	$4,806,191	100.0%	$-	$6,415,616	100.0%
Cost of revenues	1,471,105	91.4%	3,889,519	80.9%	-	5,360,624	83.6%
Gross profit	138,320	8.6%	916,672	19.1%	-	1,054,992	16.4%

Total operating expenses	468,230	29.1%	1,886,135	39.2%	456,777	2,811,142	43.8%
Other income (expenses)	(56,016)	-3.5%	24,080	0.5%	7,373	(24,563)	-0.4%

Loss before taxes and noncontrolling interest	$(385,926)	-24.0%	$(945,383)	-19.7%	$(449,404)	$(1,780,713)	-27.8%

Revenues

Total revenues in the second quarter of fiscal 2013 decreased by $1.1 million, or 31.3%, as compared to the same period in fiscal 2012. Stevioside revenues, which comprised 75.1% and 76.1% of our revenues for the second quarter of fiscal 2013 and fiscal 2012, respectively, decreased by 32.2%, while revenues in our Chinese Medicine segment decreased by 28.6%. Within our Stevioside segment, revenues from sales to third parties decreased by 28.4% in the second quarter of fiscal 2013 from the same period in fiscal 2012, while revenues from sales to related parties decreased by 43.2% from the comparable period in fiscal 2012. We did not have any sales to related parties in our Chinese medicine segment in either period.

 During the second quarter of fiscal 2013, the lower sales revenue in our Chinese medicine segment was primarily due to approximately 24.5% of lower sales volume and approximately 35.5% were attributable to a decrease in pricing due to competitive pricing in the marketing of the products for this segment.

The overall decrease in Stevioside revenues was due primarily to lower sales volume of lower grades stevia products in the domestic market to Chinese manufacturers who use our products as raw materials. In addition, the demand growth for our intermediate and higher grade stevia products continue to be slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011. We produced 46.7 metric tons of stevioside for the second quarter of fiscal 2013 as compared to 112.9 metric tons in the same period of fiscal 2012.

Total revenues for the first six months of fiscal 2013 decreased by $0.7 million, or 11.2%, compared to the same period in fiscal 2012.Stevioside revenues, which comprised 76.1% and 74.9 % of our revenues for the first six months of fiscal 2013 and fiscal 2012, respectively, decreased by $0.5 million, or 9.9%, while Chinese Medicine revenues decreased by $0.2 million, or 15.2%.

The decrease in Stevioside revenues was driven by lower sales volume of our lower grade Stevioside products in the domestic market, accompanied by a moderate increase in sales volume of our higher grades stevia products in the export market. In addition, the demand growth for our intermediate and higher grade stevia products was slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011.We also continue to experience significant downward pressure on pricing for some of our products as some of our smaller competitors have been required to liquidate their inventory while under financial distress. We produced 133.7 metric tons of stevioside for the first six months of fiscal 2013 as compared to 135.1 metric tons during the same period in fiscal 2012

Cost of Revenues and Gross Margin

Cost of revenues in the second quarter of fiscal 2013 decreased by $0.8 million, or 28.7%, as compared to the same period in fiscal 2012. Gross margin on Stevioside segment decreased during the second quarter of fiscal 2013 to 14.3%, compared to 21.3% for the same period in fiscal 2012. The Chinese medicine gross margin increased to 22.4% in the second quarter of fiscal 2013, compared to 13.3% for the same period in fiscal 2012, primarily due to 36.1% decrease in cost of revenues. As a result, consolidated gross margin for the second quarter of fiscal 2013 decreased to 16.3%, compared to 19.4% for the same period in fiscal 2012.

Cost of revenues for the first six months of fiscal 2013 decreased by $0.7 million, or 13.5%, compared to the same period in fiscal 2012. Gross margin on Stevioside segment for the first six months of fiscal 2013 was 17.1%, as compared to 19.1% for the same period in fiscal 2012.The lower gross margins for Stevioside was due primarily to lower sales volume in lower grade stevia and increased competition in both the domestic and international markets which resulted in having to charge lower prices for our products to remain competitive. Gross margin on Chinese medicine was 23.3% in the first six months fiscal 2013, compared to 8.6% for the same period in fiscal 2012. The higher gross margin for Chinese Medicines was due primarily to lower costs during the period. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margins in future periods. Our consolidated gross margin for the first six months of fiscal 2013 was 18.6%, compared to 16.4% for the same period in fiscal 2012.

Total Operating Expenses

Total operating expenses for the second quarter of fiscal 2013 increased by 25.1% from the comparable period in 2012. The increase of $1.1 million in general and administrative expenses was primarily due to $0.8 million in stock compensation expense paid to employees. Selling expenses as a percentage of revenues was 7.9% in the second quarter of fiscal 2013 as compared to 7.1% in the second quarter of 2012.

 Operating expenses increased by $0.5 million, or 17.5%, in the first six months of fiscal 2013 compared to the same period in fiscal 2012. The increase of $1.1 million in general and administrative expenses was primarily due to $0.8 million in stock compensation expense paid to employees during the second quarter of fiscal 2013.

Net Loss

Loss from continuing operations in the second quarter of fiscal 2013 was $1.4 million, compared to $0.8 million in the same period in fiscal 2012. The increase in net loss was primarily due to lower sales revenues.

Loss from continuing operations in the first six months of fiscal 2013 was $2.2 million, compared to $1.8 million for the same period in fiscal 2012. The increase was due primarily to lower sales revenues and higher general and administrative expense due to stock compensation expense paid to employees.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2013 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Some of the recent favorable trends in the stevia segment include:

-	Chinese domestic food and beverages, particularly herbal tea manufacturers and the pharmaceutical industry, have increased the use of steviosides;
-	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia.
-
We were notified in November of 2011 that our stevia extracts production process has been certified organic under standards established by the USDA National Organic Program and European Commission (EC) 834/2007 and EC 889/2008 which will further expand the use of our organic stevia products in the food and beverage industry market in the US and Europe;

-
The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts has begun to lead to growth in stevia sales volume;

-
In December 2012 we completed the construction of our new stevia extraction line with trial production underway. This new line will add additional 1,300 metric tons to our current annual production capacity; and

-
On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng, a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop the bio-bacterial fertilizers based on the residues from our stevia extraction with production expected to commence in calendar year 2013.

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2013 and 2014. During fiscal 2013, the market prices of stevioside series were impacted by strong price competition among Chinese manufacturers. We expect the price pressure to continue in fiscal 2013 and into fiscal 2014. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products to increase in the coming harvest fall season for calendar year 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At October 31, 2012 and April 30, 2012, we had working capital of $8.0 million and $10.6 million, respectively.  Our cash balance at October 31, 2012 was $0.6 million, as compared to cash of $3.0 million at April 30, 2012. Our commitments for capital expenditures in fiscal 2013 are estimated at $5.2 million, comprised of $0.5 million for last installment on apartment complex unit, which is expected to be sold during fiscal 2013, and $4.7 million estimated for completion of the construction of a new stevia extraction line, as previously discussed. We expect to satisfy these obligations from our working capital. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures during the 2013 fiscal year.

Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from related parties, decreased by less than $3,000 during the second quarter of fiscal 2013. The days’ sales outstanding in accounts receivable increased to 76 days as of October 31, 2012, as compared to 63 days as of April 30, 2012.

At October 31, 2012, loan receivable amounted to $0.8 million, which represented a decrease of $1.1 million from April 30, 2012. In December 2011, we entered into a loan agreement with Shandong Anda Biotech Co., Ltd. ( Shandong Anda), a third party. According to the terms of the agreement, we lent Shandong Anda approximately $3.1 million. The loan is due on December 18, 2012 and bears no interest. During fiscal 2012 Shandong Anda repaid $1.5 million of the loan, and during the fourth quarter of fiscal 2013 an additional $0.8 million was repaid, and the balance of the loan was $0.8 million as of October 31, 2012. During the third quarter of fiscal 2011 we also lent $0.5 million to CDI China, Inc., an affiliate of CDI, our corporate management services provider. Payment of $0.2 million was received during the third quarter of 2012. At October 31, 2012, the balance of this loan was $42,087, which is comprised of $22,821 in principal and $19,266 in accrued interest. Both the principal and accrued interest are now due on demand.

At October 31, 2012, inventories, net of reserve for obsolescence, amounted to $4.9 million, as compared to $4.3 million as of April 30, 2012. The increase was primarily due to purchases of raw materials for stevia products in anticipation of future demand.

Our accounts payable and accrued expenses increased to $4.9 million at October 31, 2012 from $4.1 million at April 30, 2012. This balance, as well as that of V.A.T. taxes payable, is subject to timing of payments for purchases related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was $0.9 million during the first six months of fiscal 2013, as compared to $1.8 million during the same period in fiscal 2012. The decrease resulting from cash used in operating activities was due primarily to a $0.9 million increase in accounts payable and accrued expenses due to purchases during the quarter coupled with an $0.8 million increase in non-cash stock compensation expense paid to employees in the second quarter of 2013.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $1.4 million during the first six months of fiscal 2013, as compared to $1.0 million for the same period in fiscal 2012. The increase was primarily due to $2.5 million in capital expenditures for property and equipment offset by $1.1 million in loan proceeds.

Net cash used in investing activities amounted to $1.0 million during the second quarter of fiscal 2012, as compared to $0.1 million for the same period in fiscal 2011. The increase was due primarily to $0.6 million used for the purchase of the remaining 40% equity interest in Qufu Shengwang from our Korean partners, Korea Stevia Company, Limited, and $0.4 million in capital expenditures for property and equipment during fiscal 2012.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities amounted to $12,546 during the second quarter of fiscal 2013, which represented repayments of advances from related party, with no comparable amount in fiscal 2012.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2012.

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

	October 31, 2012	April 30, 2012
	(Unaudited)
China	$83	$2,938,981
United States	618,381	19,914
Total	$618,464	$2,958,895

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2012.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of October 31, 2012 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2012 we entered into a consulting agreement with Dore Scott Perler to perform consulting services from August 1, 2012 to July 31, 2013. According to the terms of the agreement, we agreed to pay Mr. Perler a consulting fee of 90,000 shares of our common stock each quarter. On September 27, 2012, we issued 180,000 shares of our common stock at $0.135 per share to Mr. Perler for July 2012 to December 2012 consulting services. The recipient is an accredited or otherwise sophisticated investor who had access to business and financial information on the Company.  The issuance was exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.  The terms of this Consulting Agreement are qualified in their entirety by reference to the agreement which is filed as Exhibit 10.33 to this report.

On May 1, 2012 we entered into a consulting agreement with CDI to perform consulting services for fiscal 2013 and agreed to a consulting fee of 2,500,000 shares of our common stock which includes the reimbursement of $92,541 paid by CDI to Wild Flavors on our behalf in connection with our purchase of the minority interest of Sunwin USA.   On August 21, 2012, we issued 2,000,000 shares to China Direct Investments with a total value of $520,000. The recipient is an accredited investor. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.  The terms of this Consulting Agreement are qualified in their entirety by reference to the agreement which is filed as Exhibit 10.32 to this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

        None

ITEM 5.  OTHER INFORMATION.

During the second quarter of fiscal 2013, we advanced $783,507 to Pharmaceutical Corporation for working capital purpose. Pharmaceutical Corporation agreed to return the advance in the third quarter of fiscal 2013.

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

10.32	Fiscal Year 2013 Consulting Agreement (English Translation) dated May 2, 2012 between Sunwin Stevia International, Inc. and China Direct Investments, Inc.
10.33	Consulting Agreement dated September 14, 2012 between Sunwin Stevia International, Inc., and Dore Perler.*

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
21.1	Subsidiaries of the registrant.(Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended April 30, 2012).
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

+ Management contract or compensatory plan or arrangement.
* - Filed herewith.
** - In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished??and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 14, 2012	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 14, 2012	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer