Form 10-Q
period 2013-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2013-03-25
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended January 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 13, 2013 there were 173,882,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2012 is referred to as “fiscal 2012” and the year ending April 30, 2013 is referred to as “fiscal 2013.”  Also, the three month period ending January 31, 2013 is our third quarter and is referred to as the “third quarter of fiscal 2013”; the nine month period ending January 31, 2013 is referred to as the "first nine months of fiscal 2013". Likewise, the three month period ending January 31, 2012 is referred to as the “third quarter of fiscal 2012”; the nine month period ending January 31, 2012 is referred to as the "first nine months of fiscal 2012.

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

We also use the following terms when referring to certain related and other parties:

-
“Pharmaceutical Corporation” refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang (“Mr. Zhang”),  President, Chairman and a principal shareholder of our company;

-	"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang;

-	“Shandong Group” refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, which is controlled by Mr. Zhang, and

-	“WILD Flavors” refers to WILD Flavors, Inc., a Delaware corporation.

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,294	$2,958,895
Accounts receivable, net of allowance for doubtful accounts of $844,420 and $933,678, respectively	1,572,211	2,370,573
Accounts receivable - related party	728,041	550,740
Notes receivable	17,586	105,906
Loans receivable	42,087	1,962,118
Inventories, net	5,292,469	4,305,381
Due from related party	807,170	-
Prepaid taxes	136,388	-
Prepaid expenses and other current assets	1,575,952	633,522
Total Current Assets	10,240,198	12,887,135
Investment in real estate held for resale	1,925,164	1,919,665
Property and equipment, net	15,297,181	14,023,368
Intangible assets	1,490,384	-
Land use rights	2,263,490	2,298,973
Total Assets	$31,216,417	$31,129,141
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,800,003	$4,052,598
Due to related party	432,543	79,351
Taxes payable	-	73,327
Total Current Liabilities	4,232,546	4,205,276
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 157,356,137 shares issued and outstanding as of January 31, 2013 and April 30, 2012, respectively	173,883	157,356
Additional paid-in capital	33,479,528	30,445,222
Accumulated deficit	(11,883,934)	(8,818,978)
Accumulated other comprehensive income	5,214,394	5,140,265
Total Stockholders' Equity	26,983,871	26,923,865
Total Liabilities and Stockholders' Equity	$31,216,417	$31,129,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (UNAUDITED)

	For the Three Months Ended Janauary 31,		For the Nine Months Ended January 31,
	2013	2012	2013	2012
Revenues	$1,798,944	$2,248,228	$6,091,339	$7,749,468
Revenues - related party	171,547	697,306	1,576,463	1,611,682
Total revenues	1,970,491	2,945,534	7,667,802	9,361,150
Cost of revenues	1,572,761	2,447,666	6,212,586	7,808,290
Gross profit	397,730	497,868	1,455,216	1,552,860
Operating expenses:
Loss on disposition of property and equipment	209,194	-	209,194	674,675
Selling expenses	261,452	228,944	751,873	631,341
General and administrative expenses	737,802	1,548,942	3,551,722	3,283,012
Total operating expenses	1,208,448	1,777,886	4,512,789	4,589,028
Operating loss	(810,718)	(1,280,018)	(3,057,573)	(3,036,168)
Other income (expense):
Other income (expense)	(20,204)	7,637	(15,553)	(49,419)
Interest income	637	11,344	8,170	43,837
Total other income (expense)	(19,567)	18,981	(7,383)	(5,582)
Loss before income taxes and noncontrolling interest	(830,285)	(1,261,037)	(3,064,956)	(3,041,750)
Income taxes benefit (expense)	3,444	(1,173)	-	(1,173)
Net loss	(826,841)	(1,262,210)	(3,064,956)	(3,042,923)
Less: loss attributable to noncontrolling interest	-	-	-	54,258
Net loss attributable to Sunwin Stevia International, Inc.	$(826,841)	$(1,262,210)	$(3,064,956)	$(2,988,665)
Comprehensive loss:
Net loss	(826,841)	(1,262,210)	$(3,064,956)	$(3,042,923)
Foreign currency translation	11,377	149,836	74,779	928,115
Total comprehensive loss	$(815,464)	$(1,112,374)	$(2,990,177)	$(2,114,808)
Net loss per common share:
Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	173,374,671	157,246,247	165,946,391	156,906,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,064,956)	$(3,042,923)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,240,136	1,102,324
Amortization of Intangible assets	135,490	-
Amortization of land use right	42,022	41,435
Loss on disposition of property and equipment	209,194	674,675
Stock issued for employee compensation	810,000	-
Stock issued for services	614,959	628,132
Inventory impairment charge	(3,593)	-
Allowance for doubtful accounts	(91,648)	(164,338)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	982,660	315,387
Accounts receivable - related party	(175,179)	(264,984)
Inventories	(968,145)	(588,079)
Prepaid expenses and other current assets	(937,729)	(3,128,911)
Due from related party	(792,126)	(2,083,525)
Loan receivable	-	(2,950,896)
Tax receivable	(135,966)	39,213
Accounts payable and accrued expenses	(263,390)	494,629
Taxes payable	(73,310)	(55,833)
NET CASH USED IN OPERATING ACTIVITIES	(2,471,580)	(8,983,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in equity acquisition	-	(626,125)
Purchases of property and equipment	(2,677,493)	(950,307)
Increase in loan receivable	(1,718)	-
Proceeds from loan receivable	1,921,358	-
NET CASH USED IN INVESTING ACTIVITIES	(757,853)	(1,576,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance due to related party	351,873	83,875
Repayment of related party advances	(12,546)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	339,327	83,875

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(495)	154,887
NET CHANGE IN CASH	(2,890,601)	(10,321,364)
Cash at the beginning of the period	2,958,895	10,563,413
Cash at the end of the period	$68,294	$242,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$35,092	$1,173
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Intangible assets acquired from acquisition	$1,625,874	$-
Shares issued for acquisition	$1,625,874	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Stevioside Segment

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

On September 30, 2011, Qufu Shengwang purchased the 40% equity interest in Qufu Shengwang owned by our Korean partner, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of April 30, 2012 has been eliminated to reflect our 100% interest in Qufu Shengwang. On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop the bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the agreement with Hegeng because the sales were very little and the reaction to the products was lower than anticipated in fertilizer market. Currently we plan to use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We expect to start production in fiscal 2014.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sunwin USA

In fiscal 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary, Sunwin USA, in the marketing and worldwide distribution of our stevioside-based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In exchange WILD Flavors agreed to provide Sunwin USA with sales, marketing, logistics and supply chain management, product development and regulatory services valued at $1,000,000 over a period of two years beginning on February 5, 2009.

On August 8, 2012 we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012.  On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by China Direct Investment, Inc. (“CDI”), our corporate management services provider, and reimbursed by us to CDI through the issuance of our common shares as part of the terms of the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles (“U.S. GAAP”) which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for OnlySweet.

Under the terms of the agreement, WILD Flavors assumed certain pre-closing obligations of Sunwin USA totaling approximately $694,000, including trade accounts receivable, loans, health care and monthly expenses of an employee, potential chargebacks, bank fees and broker commissions incurred prior to the closing date.  The agreement also contained customary joint indemnification and general releases.  As a result of this transaction, we began consolidating the operations of Sunwin USA from the date of acquisition (August 20, 2012).

In addition to the Exchange Agreement, on August 8, 2012 we entered into the following additional agreements with WILD Flavors or its affiliate:

•           We entered into an Amendment to Operating Agreement with WILD Flavors pursuant to which we are now the sole manager of Sunwin USA and certain sections of the original agreement dated April 29, 2009 were cancelled as they were no longer relevant following our purchase of the minority interest in Sunwin USA described above;

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2012 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three and nine months ended January 31, 2013 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our consolidated financial statements include the accounts of Sunwin and all our wholly-owned and majority- owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                Qufu Natural Green;
-                                Qufu Shengren;
-                                 Qufu Shengwang;
-                                Sunwin Tech; and
-                                Sunwin USA

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $3,064,956 and $2,471,580, respectively, for the nine months ended January 31, 2013 and has cash and cash equivalents and an accumulated deficit of $68,294 and $11,883,934 at January 31, 2013, respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and the value of stock-based compensation.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2013, we held $66,729, of our cash and cash equivalents with commercial banking institutions in the PRC, and $1,565 with banks in the United States. As of April 30, 2012, we held $2,938,981 of our cash and cash equivalents with commercial banking institution in PRC, and $19,914 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2013.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At January 31, 2013 and April 30, 2012, the allowance for doubtful accounts was $844,420 and $933,678, respectively.

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

LONG-LIVED ASSETS

We review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we recorded an impairment loss of $209,194 related to impairment of the carrying amounts certain machinery and equipment deemed unusable (see note 5).

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at January 31, 2013 and April 30, 2012 amounted to $0 and $73,327, respectively, consisting primarily of VAT taxes payable.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, loans receivable, prepayments and other current assets, accounts payable and accrued expenses, and taxes payable, approximate their fair values because of the short maturity of these instruments.

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Nine Months Ended January 31,
	2013	2012
Numerator:
Net loss	$(3,064,956)	$(3,042,923)
Numerator for basic EPS, loss applicable to common stock holders	$(3,064,956)	$(3,042,923)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	165,946,391	156,906,440
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	165,946,391	156,906,440
Basic and diluted loss per common share:
Loss per share – basic	$(0.02)	$(0.02)
Loss per share – diluted	$(0.02)	$(0.02)

At January 31, 2013 and 2012 the effect of our outstanding common stock purchase warrants was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the nine months ended January 31, 2013 and 2012.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”).  In accordance with ASC 830-20-35, the consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements and cash flows. Equity accounts were stated at their historical rate. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

As of April 30, 2012	RMB 6.30 to $1.00
As of January 31, 2013	RMB 6.28 to $1.00

Nine months ended January 31, 2013	RMB 6.30 to $1.00
Nine months ended January 31, 2012	RMB 6.39 to $1.00
Three months ended January 31, 2013	RMB 6.28 to $1.00
Three months ended January 31, 2012	RMB 6.62 to $1.00

CONCENTRATIONS OF CREDIT RISK

Substantially all of our operations are carried out in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. Our operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. Our results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January 31, 2013, we had $66,729 on deposit in China, which is not insured. We have not experienced any losses in such accounts through January 31, 2013.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $64,541 and $158,018 for the nine months ended January 31, 2013 and 2012, respectively.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 3 –INVESTMENT IN REAL ESTATE HELD FOR RESALE

       On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of January 31, 2013, the construction of the apartment units is not completed; the apartment units are expected to be delivered by June 30, 2013. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of January 31, 2013 and April 30, 2012, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of January 31, 2013 and April 30, 2012, investment in real estate held for resale amounted to $1,925,164 and $1,919,665, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - INVENTORIES

At January 31, 2013 and April 30, 2012, inventories consisted of the following:

	January 31, 2013	April 30, 2012
	(unaudited)
Raw materials	$1,037,985	$844,327
Work in process	460,993	298,221
Finished goods	4,500,814	3,871,730
	5,999,792	5,014,278
Less: reserve for obsolete inventory	(707,323)	(708,897)
	$5,292,469	$4,305,381

NOTE 5 - PROPERTY AND EQUIPMENT

At January 31, 2013 and April 30, 2012, property and equipment consisted of the following:

	Estimated Life	January 31, 2013	April 30, 2012
		(unaudited)
Office Equipment	5-7 Years	$47,489	$44,268
Auto and Trucks	10 Years	897,311	871,897
Manufacturing Equipment	20 Years	11,095,591	11,311,505
Buildings	20 Years	10,601,864	7,177,694
Construction in Process		-	872,864
		22,642,255	20,278,228
Less: Accumulated Depreciation		(7,345,074)	(6,254,860)
		$15,297,181	$14,023,368

For the nine months ended January 31, 2012 and 2011, depreciation expense totaled $1,240,136 and $1,102,324, respectively. During the third quarter of fiscal 2013, the Company performed an impairment analysis of long-lived assets and decided to impair certain Qufu Shengwang’s fixed assets with a net value of $209,194 and charged to operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated Life	January 31, 2013	April 30, 2012
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$-
Distribution agreement and related distribution channels	5 Years	1,038,691	-
		1,625,874
Less: accumulated amortization		(135,490)	-
Intangible Assets, net		$1,490,384	$-

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and appl ications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012.  The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the nine months ended January 31, 2013 and 2012, amortization expense amounted to $135,490 and $0, respectively.

NOTE 7- LAND USE RIGHT

Land use right consisted of the following:

	Estimated Life	January 31, 2013	April 30, 2012
		(unaudited)
Land use right	41-65 Years	$2,530,458	$2,523,146
Less: accumulated amortization		(266,968)	(224,173)
		$2,263,490	$2,298,973

 For the nine month periods ended January 31, 2013 and 2012, amortization expense amounted to $42,022 and $41,435, respectively.

NOTE 8 – LOAN RECEIVABLE

In December 2011, we entered into a short-term loan agreement with Shandong Anda Biotech Co., Ltd. (“Shandong Anda"), a third party. According to the terms of the agreement, we agreed to lend Shandong Anda approximately $3,181,016 (RMB 20,000,000). The loan was due on December 18, 2012 and bears no interest. Shandong Anda is a major supplier of stevia leaves to the Company. During the fourth quarter of fiscal 2012, Shandong Anda returned $1.5 million, and during the second quarter of fiscal 2013, an additional $0.8 million was repaid, and the balance of the loan of $0.8 million was repaid during the third quarter of fiscal 2013. As of January 31, 2013, the balance of the loan was $0.

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc., and an affiliate of CDI our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest were due March 30, 2011. Part of the principal of $305,459 was repaid to us by CDI China, Inc. during fiscal 2012. At January 31, 2013, the balance of this loan was $42,087, which is comprised of $22,821 in principal and $19,266 in accrued interest. Both the principal and accrued interest are now due on demand.

NOTE 9 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party and revenue – related party

        For the nine months ended January 31, 2013 and 2012, we recorded revenue – related of $1,576,463 and $1,611,682, respectively related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. At January 31, 2013 and April 30, 2012, we had $728,041 and $550,740 in accounts receivable – related party, respectively, from Qufu Shengwang Import and Export Corporation

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Due from related parties

At January 31, 2013 and April 30, 2012, we reported $807,170 and $0, respectively in due from related parties. During the second quarter of fiscal 2013, we advanced $783,507 to Pharmaceutical Corporation for working capital purposes. During the third quarter of fiscal 2013, we advanced another $23,663 to Pharmaceutical Corporation for working capital purposes. The advances bear no interest and are unsecured. As described elsewhere herein, at January 31, 2013 we owe Pharmaceutical Corporation an aggregate of $517,814, which includes $432,543 for a working capital and $85,271 in management fees.  At January 31, 2013, Pharmaceutical Corporation owes our company $807,162 for working capital advances.  As a result of internal PRC practices, we have not offset the amounts we owe Pharmaceutical Corporation against the amounts due it by our company.  It is possible that these working capital advances by us to Pharmaceutical could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Pharmaceutical Corporation will be repaid.  If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

Due to related parties

At January 31, 2013 and April 30, 2012, we reported $432,543 and $79,351, respectively, in due to related parties. During the third quarter of fiscal 2013, we borrowed $432,543 from Pharmaceutical Corporation for working capital purpose which is due on demand. The loan bears no interest and is unsecured.

We pay management fees to Pharmaceutical Corporation. For the nine months ended January 31, 2013, we paid Pharmaceutical Corporation $417,036 for management compensation, which is included in general and administrative expense. At January 31, 2013, we owed Pharmaceutical Corporation $0 for management fee compensation. For the nine month ended January 31, 2012, we paid Pharmaceutical Corporation $750,939 for management compensation, which is included in general and administrative expense. At January 31, 2012, we owed Pharmaceutical Corporation $85,271 for management fee compensation.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at January 31, 2013 and April 30, 2012 totaled $1,575,952 and $633,522, respectively. As of January 31, 2013, prepaid expenses and other current assets includes $834,622 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $149,835 for employee advances and $591,495 deposit for renewing the land use right. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $591,495 as deposit for renewing the land use right. The deposit is required for the Center to do the appraisal of the land use right and it will be refunded by the end of June 2013. We recognize prepayments in inventory as suppliers make delivery of goods and as an expense when providers provide the services.

As of April 30, 2012, prepaid expenses and other current assets includes $517,256 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $116,266 for employee advances and interest receivable.

NOTE 11 - STOCKHOLDERS' EQUITY

Common stock

At January 31, 2013, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 157,356,137 shares outstanding at January 31, 2013 and April 30, 2012, respectively.

On September 14, 2012 we entered into a consulting agreement with Dore Scott Perler to perform consulting services from August 1, 2012 to July 31, 2013. According to the terms of the agreement, we agreed to pay Mr. Perler a consulting fee of 90,000 shares of our common stock each quarter. On September 27, 2012, we issued 180,000 shares of our common stock at $0.135 per share to Mr. Perler for July 2012 to December 2012 consulting services. On January 8, 2013, we issued 180,000 shares of our common stock at $0.24 per share to Mr. Perler for January 2013 to June 2013 consulting services.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 24, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 10,000,000 shares of common stock.  On August 28, 2012, we filed a registration statement on Form S-8 with the SEC covering the 2012 Plan to permit us to compensate and offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company. On September 27, 2012, we issued 6,000,000 shares of our common stock at $0.135 per share to three employees in China as bonus.

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

On May 1, 2012 we entered into a consulting agreement with CDI to perform consulting services for fiscal 2013 and agreed to a consulting fee of 2,500,000 shares of our common stock which includes the reimbursement of $92,541 paid by CDI to WILD Flavors on our behalf in connection with our purchase of the minority interest of Sunwin USA as described in Note 1.   On August 21, 2012, we issued 2,000,000 shares to CDI with a total value of $520,000. On January 8, 2013, we issued 500,000 shares to CDI with a total value of $120,000.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes to our outstanding stock warrants during the nine months ended January 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2012	26,666,666	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at January 31, 2013 (unaudited)	26,666,666	$0.35

The following information applies to all warrants outstanding at January 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.35	26,666,666	1.25	$0.35	26,666,666	$0.35
	26,666,666		$0.35	26,666,666	$0.35

 NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three and nine months ended January 31, 2013 and 2012, we operated in two reportable business segments - (1) natural sweetener (stevioside) and (2) traditional Chinese medicines. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed financial information with respect to these reportable business segments for the three months ended January 31, 2013 and 2012 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2013	2012	2013	2012	2013	2012	2013	2012
Net revenues	$1,111,530	$812,056	$858,961	$2,133,478	$-	$-	$1,970,491	$2,945,534
Interest income	$1,667	$7,741	$(1,030)	$991	$-	$2,612	$637	$11,344
Depreciation and amortization	$19,811	$19,495	$532,909	$371,111	$-	$-	$552,720	$390,606
Income (loss) before taxes and noncontrolling interest	$137,625	$(602,387)	$(806,192)	$(446,579)	$(161,718)	$(212,071)	$(830,285)	$(1,261,037)
Segment assets	$2,267,876	$8,753,938	$28,895,399	$22,407,301	$53,142	$400,800	$31,216,417	$31,562,039

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed financial information with respect to these reportable business segments for the nine months ended January 31, 2013 and 2012 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other			Consolidated
(Unaudited)	2013	2012	2013	2012	2013		2012	2013	2012
Net revenues	$2,475,830	$2,421,481	$5,191,972	$6,939,669		$-	$-	$7,667,802	$9,361,150
Interest income	$1,733	$13,880	$4,719	$19,972		$1,718	$9,985	$8,170	$43,837
Depreciation and amortization	$59,197	$58,257	$1,358,451	$1,085,502	$		$-	$1,417,648	$1,143,759
Income (loss) before taxes and noncontrolling interest	$149,002	$(988,313)	$(1,495,243)	$(1,391,962)		$(1,718,715)	$(661,475)	$(3,064,956)	$(3,041,750)
Segment assets	$2,267,876	$8,753,938	$28,895,399	$22,407,301		$53,142	$400,800	$31,216,417	$31,562,039

NOTE 13-COMMITMENTS AND CONTINGENCIES

We lease office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine segment are leased from Pharmaceutical Corporation, a related party. The term of this lease will expire in October, 2012 and provides for annual lease payments of $23,400. We have paid the rent for this facility in fiscal 2012 which was included in the management fee we paid to Pharmaceutical Corporation during fiscal 2012. Pharmaceutical Corporation orally agreed to extend the lease under similar terms to June 2013.

       On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of January 31, 2013, the construction of the apartment units is not completed; the apartment units are expected to be delivered by June 30, 2013. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of January 31, 2013 and April 30, 2012, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of January 31, 2013 and April 30, 2012, investment in real estate held for resale amounted to $1,925,164 and $1,919,665, respectively.

NOTE 14 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

Customer concentrations for the nine months ended January 31, 2013 and 2012 are as follows:

	Net Sales For the Nine Months Ended January 31,
	2013		2012
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qingdao Shangming International Trading Co., Ltd	-	-	-	10.0%
Qufu Shengwang Import and Export Co., Ltd		46.0%		24.0%
Qingdao RuiChi Medicine Industry Limited Company	-	-	-	20.0%
Guangdong Tengjun Veterinary Medicine Co., Ltd	11.6%	-	-
Total	11.6%	46.0%	-%	54.0%

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(ii)    Vendor Concentrations

Vendor concentrations for the nine months ended January 31, 2013 and 2012 are as follows:

	Net Purchases For the Nine Months Ended January 31,
	2013		2012
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	38.1%	-	34.4%	-
Anguo City Oasis Chinese Herbal Medicines Co., Ltd	-		17.0%
Bozhou Weitao Pharmaceutical Co., Ltd	-	-	22.5%	-
Qufu Longheng Materials Co., Ltd	34.9%	-	12.0%	-
Jiuquan Jiale Biotech Co., Ltd	-	20.0%	-	23.0%
Qingdao Runhao Stevia Technology Co., Ltd	-	13.0%	-	-
Linyuan City Chengde Stevia Leaves Planting Cooperative	-		-	17.0%
Total	73.0%	33.0%	85.9%	40.0%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At January 31, 2013, we had $66,729 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through January 31, 2013.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited consolidated financial statements and footnotes and our Annual Report on Form 10-K for fiscal year ended April 30, 2012.

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

Fiscal 2013 Developments

On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop the bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the cooperation agreement with our cooperation partner Hegeng because the revenues were minimal and the reaction to the products was lower than anticipated in the fertilizer market.  We plan to use our assets to produce manufacture a variety of traditional Chinese medicine formula extracts. We expect to start production in fiscal 2014.

On August 20, 2012, we entered into a worldwide stevia distribution agreement with WILD Procurement which is an affiliate of WILD Flavors. Under the terms of the agreement, WILD Procurement was granted the non-exclusive worldwide right as a distributor to market and resell all stevia products manufactured by Sunwin and use of all trademarks.   During the three and nine months ended January 31, 2013, the Company sold to Wild Flavors approximately 5 metric tons (MT) of Stevia product resulting in revenues of approximately $0.4 million.

In December 2012, Qufu Shengren completed the construction of a new stevia extraction line in the same location of its current stevioside manufacturing facility. This line facility will apply a new stevia extraction technology to produce both high and low grade stevioside. The completion of this high tech expansion of its production facilities brings us total bulk stevia production capacity to 1,300 metric tons including 500 metric tons of steviosin which is a stevioside extract used in the pharmaceutical industry. The total cost of this new line was approximately $4.7 million which had been funded from generated revenues and our working capital. We have begun trial production of our new line and anticipate our additional production capabilities will be fully operational in the third quarter of calendar 2013.

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

OUR PERFORMANCE

Three months ended January 31, 2013 compared to same period in 2012

 Our total revenues in the third quarter of fiscal 2013 decreased by 33.1%, from the same period in fiscal 2012, while our gross margin increased to 20.2% from 16.9% over the same period in fiscal 2012. Stevioside revenues, which comprised 43.6% and 72.4% of our revenues for the third quarter of fiscal 2013 and fiscal 2012, respectively, decreased by 59.7%, while revenues in our Chinese Medicine segment increased by 36.9%. Within our Stevioside segment, revenues from sales to third parties decreased by 52.1% in the third quarter of fiscal 2013 from the same period in fiscal 2012, while revenues from sales to related parties decreased by 75.4% from the comparable period in fiscal 2012. We did not have any sales to related parties in our Chinese medicine segment in either period.

Our operating expenses in the third quarter of fiscal 2013 decreased by 32.0% from the comparable period in 2012. Our net loss for the third quarter of fiscal 2013 was $0.8 million, as compared to $1.3 million for the same period in fiscal 2012.

The overall decrease in Stevioside revenues for the third quarter of fiscal 2013 of 60% was primarily due to sales return of $0.3 million.  Furthermore, the strong price competition and higher cost for lower grade ingredients also caused the revenue decrease in our Stevioside segment. In addition, the demand growth for our intermediate and higher grade stevia products continue to be slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, and in the EU, where full approval of stevia did not take place until the fourth quarter of calendar 2011. We produced 34.3 metric tons of Stevioside for the third quarter of fiscal 2013 as compared to 73.8 metric tons in the same period of fiscal 2012.

During the third quarter of fiscal 2013, the higher sales revenue in our Chinese medicine segment was primarily due to less competition in the market because some veterinary medicine companies were withdraw from the market due to the strengthening of government supervision for cultivation business.

Nine months ended January 31, 2013 compared to same period in 2012

Our total revenues in the first nine months of fiscal 2013 decreased by 18.1%, compared with the same period in fiscal 2012, while our gross margin increased to 19.0% from 16.6% over the same period in fiscal 2012. Our operating expenses during the first nine months of fiscal 2013 decreased by 1.7% compared with the same period in fiscal 2012. Our net loss for the first nine months of fiscal 2013 was $3.1 million, compared to a loss of $3.0 million for the same period in fiscal 2012. Stevioside revenues, which comprised 67.7% and 74.1 % of our revenues for the first nine months of fiscal 2013 and fiscal 2012, respectively, decreased by $1.7 million, or 25.2%, while Chinese Medicine revenues increased by $0.1 million, or 2.2%.

Our operating performance in the first nine months of fiscal 2013 was driven by the sales return of $0.3 million for lower grades stevia products in our Stevioside segment. In addition, the demand growth for our intermediate and higher grade stevia products was slower than anticipated in international markets, especially the North America market, was behind expectations as the demand is relatively smaller than the supply. We also continue to experience significant downward pressure on pricing for some of our products as some of our smaller competitors have been required to liquidate their inventory while under financial distress. We produced 168.0 metric tons of Stevioside for the first nine months of fiscal 2013 as compared to 266.3 metric tons during the same period in fiscal 2012

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing in collaboration with WILD Flavors and Domino Sugar to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products has remained low for the first nine months of fiscal 2013. Furthermore, we continue to encounter strong competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia. During the first nine months of fiscal 2013, the increase in sales revenues in our Chinese medicine was due primarily to less competition in the market because some veterinary medicine companies were withdraw from the market due to the strengthening of government supervision for cultivation business.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2013 and 2012:

January 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$1,111,530	100.0%	$858,961	100.0%	$-	1,970,491	100.0%
Cost of revenues	957,389	86.1%	615,372	71.6%	-	1,572,761	79.8%
Gross profit	154,141	13.9%	243,589	28.4%	-	397,730	20.2%

Total operating expenses	16,631	1.5%	1,030,099	119.9%	161,718	1,208,448	61.3%
Other income (expenses)	115	0.0%	(19,682)	-2.3%	-	(19,567)	-1.0%

Income (loss) before taxes and noncontrolling interest	$137,625	12.4%	$(806,192)	-93.9%	$(161,718)	$(830,285)	-42.1%

January 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$812,056	100.0%	$2,133,478	100.0%	$-	$2,945,534	100.0%
Cost of revenues	730,835	90.0%	1,716,831	80.5%	-	2,447,666	83.1%
Gross profit	81,221	10.0%	416,647	19.5%	-	497,868	16.9%

Total operating expenses	691,143	85.1%	872,060	40.9%	214,683	1,777,886	60.4%
Other income	7,535	0.9%	8,834	0.4%	2,612	18,981	0.6%

Income (loss) before taxes and noncontrolling interest	$(602,387)	-74.2%	$(446,579)	-20.9%	$(212,071)	$(1,261,037)	-42.8%

The following table summarizes our results from operations for the nine month periods ended January 31, 2013 and 2012:

January 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$2,475,830	100.0%	$5,191,972	100.0%	$-	$7,667,802	100.0%
Cost of revenues	2,003,326	80.9%	4,209,260	81.1%	-	6,212,586	81.0%
Gross profit	472,504	19.1%	982,712	18.9%	-	1,455,216	19.0%

Total operating expenses	323,736	13.1%	2,468,620	47.6%	1,720,433	4,512,789	58.9%
Other income	234	0.0%	(9,335)	-0.2%	1,718	(7,383)	-0.1%

Income (loss) before taxes and noncontrolling interest	$149,002	6.0%	$(1,495,243)	-28.8%	$(1,718,715)	$(3,064,956)	-40.0%

January 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$2,421,481	100.0%	$6,939,669	100.0%	$-	$9,361,150	100.0%
Cost of revenues	2,201,940	90.9%	5,606,350	80.8%	-	7,808,290	83.4%
Gross profit	219,541	9.1%	1,339,319	19.2%	-	1,552,860	16.6%

Total operating expenses	1,159,373	47.9%	2,758,195	39.8%	671,460	4,589,028	49.0%
Other income (expenses)	(48,481)	-3%	32,914	0.5%	9,985	(5,582)	-0.1%

Loss before taxes and noncontrolling interest	$(988,313)	-40.8%	$(1,391,962)	-20.1%	$(661,475)	$(3,041,750)	-32.5%

 Cost of Revenues and Gross Margin

Cost of revenues in the third quarter of fiscal 2013 decreased by 35.7% as compared to the same period in fiscal 2012. Gross margin on Stevioside segment increased during the third quarter of fiscal 2013 to 28.4%, compared to 19.5% for the same period in fiscal 2012. The Chinese medicine gross margin increased to 13.9% in the third quarter of fiscal 2013, compared to 10.0% for the same period in fiscal 2012, primarily due to 4% decrease in cost of revenues. As a result, consolidated gross margin for the third quarter of fiscal 2013 increased to 20.2%, compared to 16.9% for the same period in fiscal 2012.

Cost of revenues for the first nine months of fiscal 2013 decreased by 20.4% compared to the same period in fiscal 2012. Gross margin on Stevioside segment for the first nine months of fiscal 2013 was 18.9%, as compared to 19.2% for the same period in fiscal 2012. The lower gross margins for Stevioside was due primarily to lower sales volume in lower grade stevia and increased competition in both the domestic and international markets which resulted in having to charge lower prices for our products to remain competitive. Gross margin on Chinese medicine was 19.1% in the first nine months fiscal 2013, compared to 9.1% for the same period in fiscal 2012. The higher gross margin for Chinese Medicines was due primarily to lower costs during the period. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margins in future periods. Our consolidated gross margin for the first nine months of fiscal 2013 was 19.0%, compared to 16.6% for the same period in fiscal 2012.

Total Operating Expenses

Total operating expenses for the third quarter of fiscal 2013 decreased by 32.0% from the comparable period in 2012. The decrease of $0.6 million in general and administrative expenses was primarily due to $0.8 million reduction in cash compensation paid to administrative management and certain of our employees, offset by an increase of $0.2 million in loss on disposition of equipment. Selling expenses as a percentage of revenues was 13.3% in the second quarter of fiscal 2013 as compared to 7.8% in the third quarter of 2012.

 Total operating expenses decreased by 1.7%, in the first nine months of fiscal 2013 compared to the same period in fiscal 2012. The decrease of $0.1 million in general and administrative expenses was primarily due to the bad debt recovery of $0.3 million offset by an increase of $0.2 million in loss on disposition of equipment.

Net Loss

Net loss in the third quarter of fiscal 2013 was $0.8 million, compared to $1.3 million in the same period in fiscal 2012. The decrease in net loss was primarily due to lower general and administrative expenses.

Net loss in the first nine months of fiscal 2013 was $3.1 million, compared to $3.0 million for the same period in fiscal 2012

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

-
The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts has begun to lead to growth in stevia sales volume; and

-
In December 2012 we completed the construction of our new stevia extraction line with trial production underway. This new line will add additional 1,300 metric tons to our current annual production capacity.

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

At January 31, 2013 and April 30, 2012, we had working capital of $6.0 million and $8.7 million, respectively.  Our cash balance at January 31, 2013 was $0.1 million, as compared to cash of $3.0 million at April 30, 2012. The approximate 98% decline in our cash at January 31, 2013 from April 30, 2012 is primarily attributable to funds advanced to a related party as described below and the payment of a land use rights deposit paid in the third quarter of fiscal 2013. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the “Center”), a government agency, $591,495 as deposit for the update of Qufu Shengwang’s land use rights related to Qufu Shengwang’s facility which expire in 2054.   The deposit was required by the Center to perform an appraisal of the land use right and to update to the land use right certificate to comply with updated laws and regulations. According to the Center, the deposit will be refunded by the end of June 2013.

Our commitments for capital expenditures in fiscal 2013 are estimated at $0.5 million for last installment on apartment complex unit, which is expected to be sold during fiscal 2013. We expect to satisfy these obligations from our working capital. Our working capital is not sufficient to fund our expenses and satisfy our obligations for the next twelve months. In the next twelve months, we have following plans to obtain sufficient working capital from:

•	existing cash and cash equivalents and internally generated funds,
•	collection of the amounts due from Pharmaceutical Corporation of $0.8 million,the receipt of advances from related parties,
•	collection of the deposit for the update of Qufu Shengwang’s Land use right from the Center.

If we are unable to collect these amounts or the deposit is not refunded in full, our ability to continue as a going concern could be in jeopardy. In that event, you could lose your entire investment in our company.

Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from related parties, decreased by less than $0.8 million during the third quarter of fiscal 2013. The days’ sales outstanding in accounts receivable increased to 88 days as of January 31, 2013, as compared to 63 days as of April 30, 2012.

At January 31, 2013, loan receivable amounted to $0.1 million, which represented a decrease of $1.9 million from April 30, 2012 and reflect the repayment of amounts we had advanced to Shandong Anda in December 2011. At January 31, 2013, we are owed $42,087 by China Direct, Inc., an affiliate of CDI, our corporate management services provider, related to a loan made in fiscal 2011. This amount, which is comprised of $22,821 in principal and $19,266 in accrued interest, is due on demand.

At January 31, 2013, inventories, net of reserve for obsolescence, amounted to $5.3 million, as compared to $4.3 million as of April 30, 2012. The increase was primarily due to purchases of raw materials for stevia products in anticipation of future demand.

Our accounts payable and accrued expenses increased to $3.8 million at January 31, 2013 from $4.1 million at April 30, 2012. This balance, as well as that of V.A.T. taxes payable, is subject to timing of payments for purchases related to raw material purchases made in the ordinary course of business.

Related Party Transactions

Historically we have entered into a number of related party transactions with Pharmaceutical Corporation and other entities controlled by our Chairman, which are in addition to sales made to a company also controlled by him.  During the second quarter of fiscal 2013, we advanced $783,507 to Pharmaceutical Corporation for working capital purposes. The advance bears no interest, is not secured and is due on demand. Pharmaceutical Corporation agreed to repay the advance by March 31, 2013. In addition, during the third quarter of fiscal 2013, we borrowed $432,543 from Pharmaceutical Corporation for working capital purpose. The loan bears no interest, is unsecured and due on demand. Lastly, during the nine month ended January 31, 2013, we paid Pharmaceutical Corporation $417,036 for management compensation.  As these transactions, and the amount of the management fee, were not negotiated on an arms-length basis, there are no assurances that these transactions are as fair to us as we might negotiate with a third party. As described elsewhere herein, at January 31, 2013 we owe Pharmaceutical Corporation an aggregate of $517,814, which includes $432,543 for a working capital and $85,271 in management fees.  At January 31, 2013, Pharmaceutical Corporation owes our company $807,162 for working capital advances.  As a result of internal PRC practices, we have not offset the amounts we owe Pharmaceutical Corporation against the amounts due it by our company.  It is possible that these working capital advances by us to Pharmaceutical could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002, however, we have not made a determination as of the date hereof if the advances resulted in a violation of that provision. We expect that the working capital advance made by us to Pharmaceutical Corporation will be repaid.  If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was $2.5 million during the first nine months of fiscal 2013, as compared to $8.9 million during the same period in fiscal 2012. The decrease resulting from cash used in operating activities was due primarily to a $1 million increase in accounts receivable and notes receivable due to cash collection during the quarter coupled with an $0.8 million increase in non-cash stock compensation expense paid to employees in the third quarter of 2013.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $0.8 million during the first nine months of fiscal 2013, as compared to $1.6 million for the same period in fiscal 2012. The decrease was primarily due to $2.7 million in capital expenditures for property and equipment offset by $1.9 million in loan proceeds.

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

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to $0.4 million during the third quarter of fiscal 2013, which represented advance from related party which is offset by repayment of related party advances.

Net cash provided by financing activities amounted to $0.1 million during the first nine months of fiscal 2012, which represented advances from related party, as compared to $0.1 million from proceeds from the exercise of common stock purchase warrants for the same period in fiscal 2011.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2013.

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

Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of the PRC. Our cash position by geographic area is as follows:

	January 31, 2013	April 30, 2012
	(Unaudited)
China	$66,729	$2,938,981
United States	1,565	19,914
Total	$68,294	$2,958,895

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2013.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of January 31, 2013 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2012 we entered into a consulting agreement with Dore Scott Perler to perform consulting services from August 1, 2012 to July 31, 2013. According to the terms of the agreement, we agreed to pay Mr. Perler a consulting fee of 90,000 shares of our common stock each quarter. On September 27, 2012, we issued 180,000 shares of our common stock at $0.135 per share to Mr. Perler for July 2012 to December 2012 consulting services. On January 8, 2013, we issued 180,000 shares of our common stock at $0.24 per share to Mr. Perler for January 2013 to June 2013 consulting services. The recipient is an accredited or otherwise sophisticated investor who had access to business and financial information on the Company.  The issuance was exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.  The terms of this Consulting Agreement are qualified in their entirety by reference to the agreement which is filed as Exhibit 10.33 to this report.

On May 1, 2012 we entered into a consulting agreement with CDI to perform consulting services for fiscal 2013 and agreed to a consulting fee of 2,500,000 shares of our common stock which includes the reimbursement of $92,541 paid by CDI to WILD Flavors on our behalf in connection with our purchase of the minority interest of Sunwin USA.   On August 21, 2012, we issued 2,000,000 shares to China Direct Investments with a total value of $520,000. On January 8, 2013, we issued 500,000 shares to China Direct Investments with a total value of $120,000. The recipient is an accredited investor. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.  The terms of this Consulting Agreement are qualified in their entirety by reference to the agreement which is filed as Exhibit 10.32 to this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None

ITEM 5.  OTHER INFORMATION.

During the second quarter of fiscal 2013, we advanced $783,507 to Pharmaceutical Corporation for working capital purpose. Pharmaceutical Corporation agreed to return the advance in the third quarter of fiscal 2013. We expect to be repaid by March 31, 2013.

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

10.32	Fiscal Year 2013 Consulting Agreement (English Translation) dated May 2, 2012 between Sunwin Stevia International, Inc. and China Direct Investments, Inc.
10.33	Consulting Agreement dated September 14, 2012 between Sunwin Stevia International, Inc., and Dore Perler.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
21.1	Subsidiaries of the registrant. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended April 30, 2012).
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 22, 2013	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 22, 2013	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer