Form 10-K
period 2013-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2013-08-02
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year report ended April 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓] No [ ]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [✓ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [✓].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value on October 31, 2012 was $24,365,308.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 30, 2013 there were 173,882,803 shares of the registrant's common stock issued and outstanding.

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

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders;
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Our dependence on our corporate management services in the preparation of our financial statements and reports we file with the SEC.
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC QB tier of the OTC Markets, and is considered a “penny stock;” and
-	The impact on our stock price due to future sales of restricted stock held by existing shareholders.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2012 is referred to as “fiscal 2012”, the fiscal year ended April 30, 2013 is referred to as “fiscal 2013”, and the coming fiscal year ending April 30, 2014 is referred to as “fiscal 2014.”

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

-	“Sunwin USA” refers to Sunwin USA, LLC, a Delaware limited liability company, 100% owned subsidiary;
-	“Qufu Shengwang” refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang; and
-	“Qufu Shengren” refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.
We also use the following terms when referring to certain related parties:
-
“Pharmaceutical Corporation” refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang,  Chairman and a principal shareholder of our company;

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

During fiscal 2013 and 2012, our operations were organized into two operating segments related to our product lines:

-	Stevioside, and
-	Chinese medicines.

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal 2013, our Stevioside segment generated revenues of $7.2 million, representing 73% of our total consolidated revenues.

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

In Feb 2011, we renewed two year Kosher certification for our stevia extract products.

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

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor foreign trade companies. Our top 10 customers accounted for 65.37% of our sales in the Stevioside segment in fiscal 2013. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd. accounted for 34.82% of our stevioside sales in fiscal 2013. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products.  We control the default risk by conducting due diligence on a customers’ credit record before acceptance of a purchase order.

On December 2, 2011, we entered into a supplier agreement with Domino Foods, Inc. (“Domino Sugar”) to sell our Reb A 60 and higher grades of stevia. The term of this agreement is renewable thereafter from month to month unless terminated by either party upon 30 days notice. The agreement provides that quantities and prices for the stevia ingredients will be included in purchase orders which will include agreed on pricing. Payments will be made on account on a net 30 days basis. Payment will be made on account on a net 30 days basis. We did not have any sales to Domino Sugar under the agreement.

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

In December 2012, Qufu Shengren finished the construction of a new stevia extraction line in the same location of its current stevioside manufacturing facility. This line facility applies a new stevia extraction technology to produce both high and low grade stevioside. The annual production capacity of this line facility is 500 metric tons including 300 metric tons of high purity rebaudioside A products and 200 metric tons of low purity Rebaudioside A product.

Since January 2013, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries,

We set our production schedules based on the market demand and our capacity. Our stevioside production capacity is approximately 800 metric tons annually which we believe is sufficient to meet demand.  In fiscal 2013, we manufactured approximately 232 metric tons of stevioside, an decrease of 34 metric tons from the prior year, mainly due to a decrease in stevia sales.

CHINESE MEDICINE SEGMENT

In our Chinese medicine segment, we manufacture and sell traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2013 this segment generated revenues of $2.6 million, representing 27% of our total consolidated revenues.

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

We manufactured and sold approximately 189 different extracts in fiscal 2013, compared to 354 different extracts in fiscal 2012. These extracts, can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. In fiscal 2013, no single customer represented more than 10% of our total revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. We deliver upon the acceptance of a purchase order with no deposit required. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on a customers’ credit record before acceptance of a purchase order.

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

In fiscal 2013, our top five suppliers represented approximately 48.78% of our purchases of raw materials used in our Chinese medicine segment, including Shandong Heze Zhongshun Pharmaceutical Co., Ltd. and Qufu Longheng Fuel Material Co., Ltd. respectively accounting for 16.63% and 14.87%.

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

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2013 and fiscal 2012 we spent $0.12 million and $0.2 million, respectively, on research and development.

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

On February 5, 2009 as part of the transactions we entered into a distributorship agreement with WILD Flavors for the worldwide distribution of our stevioside products. The distributorship agreement is for an initial term of 60 months with automatic renewal terms of 12 successive 36 month renewal periods.

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

In April 2012 we changed our corporate name to Sunwin Stevia International, Inc.

In August 2012, the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights").

EMPLOYEES

As of July 5, 2013, we have 189 full time employees. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

U.S. and Chinese Advisors

On April 22, 2012 we entered into a consulting agreement with China Direct Investments, Inc., a subsidiary of CD International Enterprises, Inc. (“CDI”) to continue to provide us with management services from May 1, 2012 through April 30, 2013. Under the terms of this agreement, CDI provided various consulting services to us including coordination of corporate matters, filings with the SEC, capital structuring advice assistance with investor relations and negotiations with foreign business partners to expand sales of steviosides. As compensation for these services, we issued CDI a total of 2,500,000 shares of our common stock and CDI agreed to cover the costs charged by third-party vendor.

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

We are currently in the negotiation with CDI to renew the consulting agreement under similar conditions for fiscal 2014 and we expect to enter the new annual consulting agreement in mid fiscal 2014. CDI orally agreed to continue to provide the services to us while the terms of the new agreement are being finalized.

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

RISKS RELATED TO OUR COMPANY

IN RECENT YEARS OUR REVENUES HAVE DECLINED AND THERE ARE NO ASSURANCES THEY WILL RETURN TO HISTORIC LEVELS IN FUTURE PERIODS. OUR OPERATING LOSSES ARE IMPACTING OUR LIQUIDITY

Our total revenues were $9.8 million in fiscal 2013 as compared to $12.9 million in fiscal 2012, a decreased of 24%. Our revenues continue to be less than recent fiscal years. In fiscal 2009 reported total revenues of $22.0 million and in fiscal 2010 our total revenues were $14.5 million. The decline in our revenues from historic periods is described later in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, while our operating loss and net loss each increased in fiscal 2013 from fiscal 2012, it is likely that we will continue to report losses from operations in future periods and we will be required to use our working capital to fund our operating expenses instead of our growth.

OUR CASH AND WORKING CAPITAL DECLINED IN FISCAL 2013 FROM FISCAL 2012.  CONTINUING DECLINES WILL IMPACT OUR ABILITY TO FUND OUR OPERATIONS AND MAY REQUIRE US TO RAISE CAPITAL.

At April 30, 2013 we had cash of approximately $517,000 as compared to $2.96 million at April 30, 2012, a decline of $2.44 million.  Our working capital at April 30, 2013 was $5.0 million as compared to $8.7 million at April 30, 2012, a decline of 43%. Our cash and working capital in fiscal 2013 were adversely impacted by our net loss of $4.0 million as well as our net cash used in operating activities of $2.0 million. We do not have any sources for working capital other than our operations. While we believe that we have adequate working capital to fund our operations for the next 12 months, if our operating losses were to increase for any reason, it is possible that we would need to raise additional capital or curtail some of our expansion plans. We do not have any agreements or understandings with any third parties for capital commitments and there are no assurances we would be able to secure additional capital as may be necessary upon terms and conditions satisfactory to us. In that event, it is likely we would curtain some of our expansion plans which would adversely impact our operating results in future periods.

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

EACH OF OUR TWO MAIN PRODUCT GROUPS OPERATES IN HIGHLY COMPETITIVE MARKETS WHERE THE BARRIER TO ENTRY IS LOW.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevia used to make stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our cost of sales as a percentage of revenues was 79% in fiscal 2013 and 85% in fiscal 2012, and we may experience significantly higher costs in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential raw material price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. In fiscal 2013 the effect of the foreign exchange transaction was $0.4 million and in fiscal 2012 it was $0.9 million. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

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

In the past few years, there have been well-publicized accounting problems at several U.S.-listed Chinese companies that have resulted in significant drops in the trading prices of their shares and, in some cases, have led to the resignation of outside auditors, trading halts or share delistings by NASDAQ or the New York Stock Exchange, and investigations by the Division of Enforcement of the Securities and Exchange Commission. Many, but not all, of the companies involved in these scandals had entered the U.S. trading market through “reverse mergers” into publicly traded shells. The scandals have had a broad effect on Chinese companies with shares listed or quoted in the United States.  Past or future accounting scandals in other Chinese companies could have a material adverse effect on the market for shares of our common stock and the interest of investors in our company or generally in PRC companies.  In this event, the fluctuations in the market prices of our common stock could result in decreased liquidity and/or declining stock prices unrelated to our results of operation or business. In addition, as set forth in the risk factor immediately below, we do not have any audit committee financial experts on our Board of Directors and, accordingly, the risk of future errors in our financial statements is increased.

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTCMARKETS, OUR STOCK COULD BE CONSIDERED A “PENNY STOCK” WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

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

At July 23, 2013 we had 173,882,803 shares of common stock outstanding, of which approximately 62,295,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

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

In October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square foot facility used in our traditional Chinese medicine business. The lease expired on October 1, 2012, after that, Pharmaceutical Corporation allows Qufu Natural Green to use the facility for free.

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

We sub-lease a 408 square-foot furnished office from CD International Enterprises, Inc. (“CDI”) located at 431 Fairway Drive Suite 251, Deerfield Beach, FL 33441 which we use as our U.S. corporate administrative offices. The term of the lease begins on June 1, 2011 and terminated on May 31, 2012. Annual rent for this office was $10,000. We did not renew the sub-lease agreement since a U.S corporate is no longer needed.

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

Our common stock is quoted in the over-the counter markets on the OTCQB tier of the OTC Markets under the symbol “SUWN”. The following table sets forth the reported high and low closing prices for our common stock for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2012
May 1, 2011 through July 31, 2011	$0.37	$0.27
August 1, 2011 through October 31, 2011	$0.39	$0.27
November 1, 2011 through January 31, 2012	$0.48	$0.28
February 1, 2012 through April 30, 2012	$0.33	$0.25

Fiscal 2013
May 1, 2012 through July 31, 2012	$0.30	$0.13
August 1, 2012 through October 31, 2012	$0.25	$0.13
November 1, 2012 through January 31, 2013	$0.30	$0.16
February 1, 2013 through April 30, 2013	$0.24	$0.14

On July 29, 2013, the last reported sale price of the common stock on OTC Markers was $0.15 per share. As of July 29, 2012 there were 753 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

RECENT SALES OF UNREGISTERED SECURITIES

On August 24, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 10,000,000 shares of common stock.  On August 28, 2012, we filed a registration statement on Form S-8 with the SEC covering the 2012 Plan to permit us to compensate and offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company. On September 27, 2012, we issued 6,000,000 shares of our common stock at $0.135 per share to three employees in China as bonus. In connection with this share issuance, $810,000 in stock-based compensation expense was recognized during the year ended April 30, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

 Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years 2013 and 2012 should be read in conjunction with the consolidated financial statements and footnotes,  and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During 2013 and 2012 our operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese medicine.

 Recent Developments

On September 30, 2011, Qufu Shengwang repurchased the 40% equity interest in Qufu Shengwang owned by Korea Stevia Company, Limited, for $626,125 in cash. As a result of this purchase, we own 100% of the equity interest in Qufu Shengwang. On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop the bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name. We plan to start production in fiscal 2014. No additional investment in the facility would be required. Our facility has an estimated annual capacity to produce 10,000 metric tons of bio-bacterial fertilizers.

In December 2012, Qufu Shengren finished the construction of a new stevia extraction line in the same location of its current stevioside manufacturing facility. This line facility applies a new stevia extraction technology to produce both high and low grade stevioside. The annual production capacity of this line facility is 500 metric tons including 300 metric tons of high purity rebaudioside A products and 200 metric tons of low purity Rebaudioside A product.

Since January 2013, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries.

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

We are currently evaluating alternatives as to the potential disposition of the Chinese medicine segment to further streamline our product offering and focus our business on producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese medicine segment has also been influenced by our concerns regarding the profitability of this segment in the near future. The competition in Chinese medicine market has strengthened over the past few months. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment. These measures are expected to further increase our raw materials and production costs in the coming quarters and beyond. However, this segment is currently operating at full capacity and we do not expect significant growth potential from this segment in the near future.

Our Performance

Our total revenues of $9.8 million in fiscal 2013, decreased by 24% as compared with fiscal 2012, while our gross margin increased to 21% from 15% primarily due to the adoption of a new technology and the adjustment of the products structure. Our total operating expenses in fiscal 2013 increased by approximately $29,000 compared to fiscal 2012 primarily due to an increase 10% in general and administrative expenses and an increased 7.0% in selling expenses.  Our net loss for fiscal 2013 was $4.0 million, compared to $4.3 million in fiscal 2012.

Our operating performance for fiscal 2013 was primarily driven by a decrease in sales revenue from lower volume of our lower and higher grades stevia products in our Stevioside segment and lower revenues in our Chinese medicine segment.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for fiscal 2013. Furthermore, we continue to encounter strong competition from smaller Chinese vendors who supplied cheaper and lower grade ingredients and stevioside extracts for export to Southeast Asia and one of our biggest competitors has dumped its stevioside products into the U.S and Europe market, which cause a huge influence to the market. As a result, some of our customers reduced purchases of our higher quality grades of stevia in favor of lower quality stevia grades, a trend which began in 2010. The decrease in revenues in our Chinese medicine was due primarily to was primarily due to the depressing market which was caused by bird flu.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2014 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

 Some of the recent favorable observations related to the stevia markets in fiscal 2013 include:

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

•	We signed a supplier agreement with Domino Sugar in December 2011 for the sale of our stevia products , the agreement is still active, we hope will further develop our market share;
•
The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts will lead to sustainable growth in stevia sales volume in the future;

•	A new stevia extraction line was finished in December 2012. This new line will add additional 500 metric tons to our current annual production capacity; and

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2014 and 2015. During fiscal 2013, the market prices of stevioside productswere impacted by strong price competition among Chinese manufacturers. We expect the price pressure to continue in fiscal 2014 and into fiscal 2015. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in the coming harvest fall season for 2013.

GOING CONCERN

As of April 30, 2013, we had cash of approximately $517,000 as compared to $2.96 million at April 30, 2012, a decline of $2.44 million. Net cash we used in operating activities was $2.0 million in fiscal 2013, as compared to $3.9 million in fiscal 2012. As of April 30, 2013, we had $1.2 million prepaid expenses, account payable of $3.6 million, and short-term loan of $0.8 million. We also had incurred a net loss of approximately $4.0 million in fiscal year 2013 and net loss of $4.3 million in fiscal year 2012. We also had decrease of $3.7 million in working capital and cash and cash equivalent and revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies to raise cash balance and meet operating needs. Management intends to make every effort to identify and develop sources of funds.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations in fiscal 2013 and fiscal 2012.  The percentages represent each line item as a percent of revenues:

For the Year Ended April 30, 2013
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	2,614,672	100.0%	7,187,856	100.0%	-	9,802,528	100.0%
Cost of goods sold	1,862,545	71.2%	5,883,031	81.8%		7,745,576	79.0%
Gross profit	752,127	28.8%	1,304,825	18.2%	-	2,056,952	21.0%
Loss on disposal of property and equipment	-	0.0%	(209,500)	(2.9)%	-	(209,500)	(2.1)%
Other operating expenses	(551,494)	(21.1)%	(3,271,762)	(45.5)%	(1,733,205)	(5,556,461)	(56.7)%
Other income (expense)	7,246	0.3%	(275,293)	(3.8)%	2,916	(265, 131)	(2.7)%
Loss before income taxes and non-controlling interest	207,879	8.0%	(2,451,730)	(38.4)%	(1,730,289)	(3,974,140)	(40.5)%

For the Year Ended April 30, 2012
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	3,102,167	100.0%	9,830,011	100.0%	-	12,932,178	100.0%
Cost of goods sold	2,823,069	91.0%	8,194,121	83.4%	-	11,017,190	85.2%
Gross profit	279,098	9.0%	1,635,890	16.6%	-	1,914,988	14.8%
Loss on disposal of property and equipment	-	0.0%	(673,931)	(6.9)%	-	(673,931)	(5.2)%
Other operating expenses	(1,444,197)	(46.6)%	(2,898,823)	(29.5)%	(719,664)	(5,062,684)	(39.2)%
Other income (expense)	(48,600)	(1.6)%	(542,977)	(5.5)%	17,490	(574,087)	(4.4)%
Loss before income taxes and non-controlling interest	(1,213,699)	(39.1)%	(2,479,841)	(25.2)%	(702,174)	(4,395,714)	(34.0)%

Revenues

Total revenues in fiscal 2013 decreased by $3.1 million, or 24.0%, as compared to fiscal 2012. Stevioside revenues, which comprised 73.3% and 76.0% of our revenues in fiscal 2013 and fiscal 2012, respectively, decreased by $2.64 million, or 26.9%, while Chinese medicine revenues slightly decreased by $0.5 million.

 The decrease in Stevioside revenues was driven by lower sales revenues of both higher and lower grade Stevioside products. In addition, the demand growth for our intermediate and higher grade stevia products was slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected. We produced 232 metric tons of stevioside for fiscal 2013 as compared to 266 metric tons in fiscal 2012.

Cost of Revenues and Gross Margin

 Cost of revenues for fiscal 2013 decreased by $3.27 million, or 29.7%, compared to fiscal 2012. The decrease in cost of revenues basically offset the decrease in sale volume. Gross margin on Stevioside segment for fiscal 2013 was 18.15%, as compared to 16.6% for fiscal 2012. The higher gross margins for Stevioside was due primarily to the adoption of our high-efficiency product line offset the higher costs of raw materials and increased competition in both the domestic and international markets which resulted in having to charge lower prices for our products to remain competitive. Gross margin on Chinese Medicine was 28.8% in fiscal 2013, compared 9% in fiscal 2012. The higher gross margin for Chinese Medicines was primarily due to the adoption of a new technology and the adjustment of the products structure. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for fiscal 2013 was 21.0%, compared to 14.8% in fiscal 2012.

Total Operating Expenses

 Our operating expenses for fiscal 2013 increased by approximately $29,000, or 1%, after exclusion of the loss on disposition of obsolete property and equipment for both periods in 2013 and 2012 of approximately $209,000 and $674,000, respectively, the increase was primarily due to a $431,000 increase in general and administrative expenses, which including $167,800 increased in management fees paid to Pharmaceutical Corporation, offset a decrease of $100,000 in office expenses and $106,000 for legal fees. We also increased of $810,000 in stock compensation expense paid primarily for consulting services and $63,000 in selling and other consulting expenses.

Included in our operating expenses for fiscal 2013 and 2012 was $0.5 and $0.8 million of management fees paid to Pharmaceutical Corporation, respectively. These fees are for the administrative management of our operations and include compensation payable to certain of our employees.  As described elsewhere herein, Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman.

Other Income (Expenses)

For the year ended April 30, 2013, other expenses amounted to approximately $265,000 as compared to $574,000 for the year ended April 30, 2012, a decrease of $309,000 or 53.8%. The decrease was primarily attributable to charge inventory impairment.

Net Loss

Net loss in fiscal 2013 was $4.0 million, compared to $4.3 million in fiscal 2012. The decrease was primarily due to higher gross profits offset by slight higher operational expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.
At April 30, 2013, we had working capital of $5.0 million, including cash of $0.5 million, as compared to working capital of $8.7 million and cash of $3 million at April 30, 2012. The approximate 82.5% decline in our cash at April 30, 2013 from April 30, 2012 is primarily attributable to funds used to purchase new fixed assets to implement new technology and high -efficient product lines. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $68,000 during fiscal 2013. The days’ sales outstanding in accounts receivable decreased to 63 days as of April 30, 2013, as compared to 79 days as of April 30, 2012.

At April 30, 2013 inventories, net of reserve for obsolescence, totaled $4.9 million, as compared to $4.3 million as of April 30, 2012. The increase is primarily due to increase of finished goods inventory and an increase in raw materials inventory in our stevioside business as we adjusted our production levels in anticipation of higher overseas demand.

At April 30, 2013, loan receivable amounted to $43,600, which represented a decrease of $1.92 million from April 30, 2012 and reflect the repayment of amounts we had advanced to Shangdong Anda in December 2011. At April 30, 2013, we are owed $43,614 from CDI China, Inc., an affiliate of CDI, our corporate management service provider, and relates to a loan made in fiscal 2011. This amount, which is comprised of $22,821 in principal and $20,793 in accrued interests, is due on demand.

Our accounts payable and accrued expenses were $3.7 million at April 30, 2013, a decrease of $0.43 million from April 30, 2012. The balance was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW USED IN/PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was $2.0 million in fiscal 2013, as compared to net cash used of $3.9 million in fiscal 2012. The decrease resulting from cash used in operating activities was due primarily to a $0.8 million increase in accounts receivable and notes receivable due to cash collection coupled with an $0.8 million and 0.6 million increase in non-cash stock compensation expense paid to employees and constants, respectively. In fiscal 2013, we also had $0.5 million increase in prepaid expenses and other current assets, $0.7 million decrease in accounts receivable from related party. We also used $0.8 million of cash to purchase raw materials inventory in stevia to support future sales, and decrease $0.4 million in accounts payable and other accrued expenses.

Net cash used in operating activities was $3.9 million in fiscal 2012, which primarily consisted of $0.6 million increase in prepaid expenses and other current assets related to advance payments for stevia raw materials and deposits for apartment units contracted for future employees under our talent search plan sponsored by our company. We also used $0.9 million of cash to purchase raw materials inventory in stevia to support future sales, and advanced $1.6 million to a stevia supplier in a short-term loan to secure a supply of stevia leaves for our production in anticipation of the expected shortage for this product during the fall of calendar 2012.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $1.4 million in fiscal 2013, as compared to $4.0 million in fiscal 2012. In fiscal 2013, we spent $3.3 million in capital expenditures for property and received $1.9 million repayment from the loan receivable in fiscal 2013.

Net cash used in investing activities amounted to $4.0 million in fiscal 2012, including $0.6 million used for the purchase of the remaining 40% equity interest in Qufu Shengwang from our Korean partners, Korea Stevia Company, Limited, $1.9 million invested in purchase of apartment building for resale, and $1.6 million in capital expenditures for property and equipment, offset by $0.2 million in proceeds from repayments of loan receivable during fiscal 2012.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to $0.8 million in fiscal 2013 primarily due to the short-term loan borrowed. Net cash provided by financing activities amounted to $78,500 in fiscal 2012 primarily due to the management fee owed to Pharmaceutical Corporation.

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

	April 30, 2013	April 30, 2012
China	$516,071	$2,938,981
United States	1,035	19,914
Total	$517,106	$2,958,895

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

Revenue recognition

We follow the guidance of ASC 605, "Revenue Recognition,??and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

On January 8, 2013, we were informed by our independent registered public accounting firm, Sherb & Co., LLP ("Sherb"), that it had combined its practice with RBSM LLP (the "Merger") effective January 1, 2013. As a result of the combination and upon notice by Sherb to the Company, on February 21, 2013 Sherb in effect resigned as the Company's independent registered public accounting firm and RBSM LLP became the Company's independent registered public accounting firm. The engagement of RBSM LLP as the Company's independent registered public accounting firm was ratified and approved by the Board of Directors of the Company on February 21, 2013.

The principal accountant's reports of Sherb on the financial statements of the Company as of and for the two years ended April 30, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the two years ended April 30, 2012 and 2011 and through February 25, 2013, the date of the Current Report on Form 8-K reporting this event, there were no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Sherb's satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the two years ended April 30, 2012 and through the date of the Current Report on Form 8-K disclosing the change of auditor, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the two years ended April 30, 2012 and through February 25, 2013, the date of the Current Report on Form 8-K reporting this event, the Company did not consult with RBSM LLP with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of April 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	51	President and Chairman
Dongdong Lin	39	Chief Executive Officer, Secretary and Director
Fanjun Wu	39	Chief Financial Officer
Chengxiang Yan	45	Director and General Manager of Qufu Natural Green

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

Liawang Zhang.  Mr. Zhang has over 13 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 17 years operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 17 years marketing experience in our industry and an advanced degree in farming.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2013 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2013, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2013.

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

The following table summarizes all compensation recorded by us in fiscal 2013 for:

-	our principal executive officer or other individual serving in a similar capacity;
-
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in fiscal 2013 and who were serving as executive officers at April 30, 2013 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

-	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2013.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Laiwang Zhang (1)	2013	$190,476	$-	-	-	$190,476
	2012	$188,419	-	-	-	$188,419
Dongdong Ling (2)	2013	$57,143	$-	-	-	$57,143
	2012	$56,526	-	-	-	$56,526

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2013:

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

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 22, 2013, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 22, 2013, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

2012 Equity Compensation Plan

On August, 2012, our Board of Directors authorized and adopted our 2012 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 10,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 10,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2013 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At July 30, 2013 we had 173,882,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 30, 2013 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang	3,457,154	2.0%
Dongdong Lin	4,984,108	2.9%
Fanjun Wu	1,732,052	1.0%
Chengxiang Yan	-	-
All officers and directors as a group (four persons)	10,173,314	5.9%
WILD Flavors, Inc. (1)	27,666,666	16.0%

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2013.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:

2005 Equity Compensation Plan	0	N/A	0
2006 Equity Compensation Plan	0	N/A	0
2008 Equity Compensation Plan	0	N/A	0
Plans not approved by shareholders:
2012 Equity Compensation plan

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements at April 30, 2013 and which have occurred through the date of this report:

From time to time we sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman. In fiscal 2013, sales to this related party were $2,503,147.  At April 30, 2013, this related party accounts receivable due us from this related party was $1,239,222.

At April 30, 2013, we owed Qufu Shengwang Import and Export Corporation $64,386 and $19,704 to Pharmaceutical Corporation for working capital purpose. We also owed Pharmaceutical Corporation $90,317 for the salaries and benefit expenses for management of fiscal 2013. These fees are for the administrative management of our operations and include compensation payable to certain of our employees. We also paid off management fees to Pharmaceutical Corporation, which is included in general and administrative expense. No more any management compensation will be charged by Pharmaceutical Corporation in fiscal 2014.

 Director Independence

None of our directors are considered independent within The NASDAQ Stock Market’s director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP ("RBSM") served as our independent registered public accounting firm for fiscal 2013, and Sherb & Co., LLP ("Sherb") served as our  independent registered public accounting firm for fiscal 2012. Due to the consulting agreement we signed with CDI, the corporate consulting provider was covered by the third party provider costs, which is including the audit fees. CDI paid $94,000 auditing fee and $6,500 other tax fees to RBSM in fiscal 2013 and paid $95,000 auditing fee and $6,500 tax fee to Sherb in fiscal 2012. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2013 and fiscal 2012.

	2013	2012
Audit Fees	$94,000	$95,000
Audit - Related Fees	-	-
Tax Fees	6,500	6,500
All Other Fees	-	-
	$100,500	$101,500

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

4.4		2012 Equity Compensation Plan (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on August 24, 2012).
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

10.27	Loan agreement dated December 22, 2010 between Sunwin International Neutraceuticals, Inc. and CDI China, Inc.

10.28	Cooperation Agreement dated July 1, 2012 by and between Hegeng (Beijing) Organic Farm Technology Co.,Ltd. and Qufu Shengwang Stevia Biology and Science Co. Ltd. *
10.29	Exchange Agreement dated August 8, 2012 by and between WILD Flavors, Inc. and Sunwin Stevia International, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2012).
10.30
Amendment to Operating Agreement dated August 8, 2012 by and between WILD Flavors, Inc. and Sunwin Stevia International, Inc.. (Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2012).

10.31
Termination of Distribution Agreement dated August 8, 2012 by and between WILD Flavors, Inc., Sunwin Stevia International, Inc. and Sunwin USA, LLC.. (Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2012).

10.32
Fiscal Year 2013 Consulting Agreement (English Translation) dated May 2, 2012 between Sunwin Stevia International, Inc. and China Direct Investments, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended July 31, 2012).

10.33
Consulting Agreement dated September 14, 2012 between Sunwin Stevia International, Inc., and Dore Perler (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended October 31, 2012).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
16.1	Letter dated February 22, 2013 from Sherb & Co., LLP to the Securities and Exchange Commission (Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2013).
21.1	Subsidiaries of the registrant.* .(Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2012).
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

+ Management contract or compensatory plan or arrangement.
* filed herewith
** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed"

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin Stevia International, Inc.

August 2, 2013	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Directors	August 2, 2013
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and director (principal executive officer)	August 2, 2013
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	August 2, 2013
Fanjun Wu

/s/ Chengxiang Yan	Director	August 2, 2013
Chengxiang Yan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F - 2 to F - 3
Consolidated Financial Statements:
Consolidated Balance Sheets	F – 4
Consolidated Statements of Operations and Comprehensive Income (Loss)	F – 5
Consolidated Statement of Stockholders’ Equity	F – 6
Consolidated Statements of Cash Flows	F – 7
Notes to Consolidated Financial Statements	F - 8 to F - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

Sunwin Stevia International, Inc.

We have audited the accompanying consolidated balance sheet of Sunwin Stevia International, Inc. and its Subsidiaries as of April 30, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunwin Stevia International, Inc. and Subsidiaries as of April 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and negative cash flows from operations as more fully described in Note 1. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
Certified Public Accountants

New York, NY
July 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

Sunwin Stevia International, Inc.

We have audited the accompanying consolidated balance sheet of Sunwin Stevia International, Inc. and its Subsidiaries as of April 30, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company?痵 management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunwin Stevia International, Inc. and Subsidiaries as of April 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sherb& Co., LLP
Certified Public Accountants

New York, NY
July 24, 2012

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$517,106	$2,958,895
Accounts receivable, net of allowance for doubtful accounts of $1,000,291 and $933,678, respectively	1,614,152	2,370,573
Accounts receivable - related party	1,239,222	550,740
Notes receivable	41,851	105,906
Loans receivable	43,614	1,962,118
Inventories, net	4,927,971	4,305,381
Prepaid expenses and other current assets	1,189,416	633,522

Total Current Assets	9,573,332	12,887,135

Investment in real estate held for resale	1,947,042	1,919,665
Property and equipment, net	15,725,384	14,023,368
Intangible assets, net	1,409,090	-
Land use rights, net	2,289,544	2,298,973

Total Assets	$30,944,392	$31,129,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,626,117	$4,052,598
Loan payable	804,829	-
Due to related party	174,404	79,351
Taxes payable	-	73,327

Total Current Liabilities	4,605,350	4,205,276

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 157,356,137 shares issued and outstanding as of April 30, 2013 and 2012, respectively	173,883	157,356
Additional paid-in capital	33,479,529	30,445,222
Accumulated deficit	(12,829,706)	(8,818,978)
Accumulated other comprehensive income	5,515,336	5,140,265

Total Stockholders' Equity	26,339,042	26,923,865

Total Liabilities and Stockholders' Equity	$30,944,392	$31,129,141

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended April 30,
	2013	2012

Revenues	$7,299,381	$11,481,122
Revenues - related party	2,503,147	1,451,056
Total revenues	9,802,528	12,932,178
Cost of revenues	7,745,576	11,017,190
Gross profit	2,056,952	1,914,988

Operating expenses:
Loss on disposition of property and equipment	209,500	673,931
Selling expenses	965,293	902,068
General and administrative expenses	4,591,168	4,160,616
Total operating expenses	5,765,961	5,736,615
Loss from operations	(3,709,009)	(3,821,627)

Other income (expenses):
Gain on change in fair value of derivative liability	-	5,203
Other expenses	(239,828)	(664,731)
Interest income (expense)	(25,303)	85,441
Total other income (expenses)	(265,131)	(574,087)
Loss before income taxes and non-controlling interest	(3,974,140)	(4,395,714)

Income taxes expense	(36,588)	-
Net loss	(4,010,728)	(4,395,714)
Less: loss attributable to non-controlling interest	-	54,258
Net loss attributable to Sunwin Stevia International, Inc.	$(4,010,728)	$(4,341,456)
Comprehensive loss:
Net loss	$(4,010,728)	$(4,395,714)
Foreign currency translation adjustment	375,071	878,221
Total comprehensive loss	(3,635,657)	(3,517,493)
Net loss attributable to non-controlling interests	-	54,258
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(3,635,657)	$(3,463,235)

Net loss per common share:
Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding - basic and diluted	167,886,887	157,017,324

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended April 30, 2013 and 2012

	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders' Equity
Balance, April 30, 2011	155,522,809	$155,523	$28,390,279	$(4,477,522)	$4,262,044	$2,109,028	$30,439,352
Common stock issued for services	1,833,328	1,833	626,298	-	-	-	628,131
Acquisition of 40% equity interest of Qufu Shengwang	-	-	1,428,645	-	-	(2,054,770)	(626,125)
Net loss for the period	-	-	-	(4,341,456)	-	(54,258)	(4,395,714)
Foreign currency translation adjustment	-	-	-	-	878,221	-	878,221

Balance, April 30, 2012	157,356,137	157,356	30,445,222	(8,818,978)	5,140,265	-	26,923,865
Common stock issued for services and debt	2,860,000	2,860	704,640	-	-	-	707,500
Common stock issued for employee compensation	6,000,000	6,000	804,000	-	-	-	810,000
Acquisition of 45% equity interest of Sunwin USA	7,666,666	7,667	1,525,667	-	-	-	1,533,334
Net loss for the period	-	-	-	(4,010,728)	-	-	(4,010,728)
Foreign currency translation adjustment	-	-	-	-	375,071	-	375,071
Balance, April 30, 2013	173,882,803	$173,883	$33,479,529	$(12,829,706)	$5,515,336	$-	$26,339,042

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,010,728)	$(4,395,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,587,892	1,334,960
Amortization of intangible assets	216,784	-
Amortization of land use right	42,084	73,930
Gain on change in fair value of derivative liability	-	(5,203)
Loss on disposition of property and equipment	209,500	673,931
Stock issued for employee compensation	810,000	-
Stock issued for services	614,959	628,132
Inventory impairment charge	232,079	-
Allowance for doubtful accounts	52,021	(195,697)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	792,181	(133,948)
Accounts receivable - related party	(671,878)	(336,269)
Inventories	(786,053)	(867,429)
Prepaid expenses and other current assets	(523,007)	(563,063)
Loan receivable	-	(1,625,110)
Tax receivable	-	44,196
Accounts payable and accrued expenses	(400,067)	1,465,745
Taxes payable	(167,604)	(48,089)
NET CASH USED IN OPERATING ACTIVITIES	(2,001,837)	(3,949,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in equity acquisition	-	(626,125)
Purchase of real estate held for sale	-	(1,899,259)
Purchases of property and equipment	(3,271,922)	(1,628,060)
Increase in loan receivable	(3,245)	-
Proceeds from loan receivable	1,923,759	185,712
NET CASH USED IN INVESTING ACTIVITIES	(1,351,408)	(3,967,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loan	794,483	-
Advance to related party	3,560	162,383
Repayment of related party advances	-	(83,875)
NET CASH PROVIDED BY FINANCING ACTIVITIES	798,043	78,508

EFFECT OF EXCHANGE RATE ON CASH	113,413	234,334
NET DECREASE IN CASH	(2,441,789)	(7,604,518)

Cash at the beginning of year	2,958,895	10,563,413
Cash at the end of year	$517,106	$2,958,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$41,486	$3,533

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Intangible assets acquired from acquisition	$1,625,874	$-
Shares issued for acquisition	$1,625,874	$-

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On September 30, 2011, Qufu Shengwang purchased the 40% equity interest in Qufu Shengwang owned by our Korean partner, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of April 30, 2012 has been eliminated to reflect our 100% interest in Qufu Shengwang. On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we plan to use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We expect to start production in fiscal 2014.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

On August 8, 2012, we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012. On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by China Direct Investment, Inc. (“CDI”), our corporate management services provider, and reimbursed by us to CDI through the issuance of our common shares as part of the terms of the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles (“U.S. GAAP”) which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for OnlySweet.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying consolidated financial statements for the interim periods presented are audited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

Our consolidated financial statements include the accounts of Sunwin and all our wholly-owned and majority- owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-       Qufu Natural Green;
-       Qufu Shengren;
-       Qufu Shengwang;
-       Sunwin Tech; and
-       Sunwin USA

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $4,010,728 and $2,001,836, respectively, for the year ended April 30, 2013 and has cash and cash equivalents and an accumulated deficit of $517,106 and $12,829,706 at April 30, 2013, respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and the value of stock-based compensation.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of April 30, 2013, we held $516,071, of our cash and cash equivalents with commercial banking institutions in the PRC, and $1,035 with banks in the United States. In the PRC, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through April 30, 2013.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At April 30, 2013 and 2012, the allowance for doubtful accounts was $1,000,291 and $933,678, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At April 30, 2013 and 2012, the Company recorded a reserve for obsolete or slow-moving inventories of $954,108 and $708,897, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Accounting Standards Codification (“ASC”), 360-10-35-17 of the Financial Accounting Standards Board (FASB), we examine the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

LONG-LIVED ASSETS

In accordance with ASC Topic 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we recorded an impairment loss of $209,500 and $673,931 related to impairment of the carrying amounts certain machinery and equipment deemed unusable as of April 30, 2013 and 2012, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at April 30, 2013 and 2012 amounted to $0 and $73,327, respectively, consisting primarily of VAT taxes payable.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2013	2012
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(4,010,728)	$(4,341,456)
Numerator for basic EPS, loss applicable to common stockholders	$(4,010,728)	$(4,341,456)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	167,886,887	157,017,324
Effect of dilutive securities:
Warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	167,886,887	157,017,324
Basic and diluted loss per common share:
Loss per share – basic	$(0.02)	$(0.03)
Loss per share – diluted	$(0.02)	$(0.03)

At April 30, 2013 and 2012, the effect of the 26,666,666 outstanding common stock purchase warrants was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods.  Additionally, outstanding purchase warrants which could result in the issuance of 26,666,666 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for all periods presented.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“$") was made at the following exchange rates for the respective periods:

As of April 30, 2013	RMB 6.21 to $1.00
As of April 30, 2012	RMB 6.30 to $1.00

Year ended April 30, 2013	RMB 6.29 to $1.00
Year ended April 30, 2012	RMB 6.37 to $1.00

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At April 30, 2013, we had $516,071 on deposit in the PRC, which is not insured. We have not experienced any losses in such accounts through April 30, 2013.

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

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $0.1 million and $0.2 million for fiscal 2013 and 2012, respectively, and are included in general and administrative expenses on the accompanying statements of operations.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $0.2 million and $0.1 million for fiscal 2013 and fiscal 2012, respectively.

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

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our consolidated financial statements for the year ended April 30, 2013 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2013, the Company has incurred a net loss of approximately $4.0 million. The Company also has decreased of $3.7 million in working capital and its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies to raise cash balance and meet operating needs. Management intends to make every effort to identify and develop sources of funds. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 –INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of April 30, 2013, we did not receive the deed and other legal documents for the apartment; the apartment units are expected to be delivered by December 31, 2013. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance of approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us. As of April 30, 2013 and 2012, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of April 30, 2013 and 2012, investment in real estate held for resale amounted to $1,947,042 and $1,919,665, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 3 - INVENTORIES

At April 30, 2013 and 2012, inventories consisted of the following:

	April 30, 2013	April 30, 2012

Raw materials	$1,099,001	$844,327
Work in process	659,631	298,221
Finished goods	4,123,447	3,871,730
	5,882,079	5,014,278
Less: reserve for obsolete inventory	(954,108)	(708,897)
	$4,927,971	$4,305,381

NOTE 4 - PROPERTY AND EQUIPMENT

At April 30, 2013 and 2012, property and equipment consisted of the following:

	Estimated Life	April 30, 2013	April 30, 2012

Office Equipment	5-7 Years	$48,741	$44,268
Auto and Trucks	10 Years	907,480	871,897
Manufacturing Equipment	20 Years	11,687,057	11,311,505
Buildings	20 Years	10,192,769	7,177,694
Construction in Process		668,330	872,864
		23,504,377	20,278,228
Less: Accumulated Depreciation		(7,778,993)	(6,254,860)
		$15,725,384	$14,023,368

For fiscal 2013 and 2012, depreciation expense totaled $1,587,892 and $1,334,960, respectively. During the third quarter of fiscal 2013, the Company performed an impairment analysis of long-lived assets and decided to impair certain Qufu Shengwang’s property and equipment with a net value of $209,500. During the second quarter of fiscal 2012, we disposed of obsolete manufacturing equipment and incurred a loss on disposition of $673,931. Accordingly, for fiscal 2013 and 2012, the Company recorded a loss on impairment of property and equipment of $209,500 and $673,931, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For fiscal year 2013 and 2012, amortization expense amounted to $216,784 and $0, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

Intangible assets consisted of the following:

	Estimated Life	April 30, 2013	April 30, 2012

Only Sweet name rights and related technologies	5 Years	$587,183	$-
Distribution agreement and related distribution channels	5 Years	1,038,691	-
		1,625,874
Less: accumulated amortization		(216,784)	-
Intangible Assets, net		$1,409,090	$-

NOTE 6- LAND USE RIGHT

Land use right consisted of the following:

	Estimated Life	April 30, 2013	April 30, 2012

Land use right	41-65 Years	$2,559,545	$2,523,146
Less: accumulated amortization		(270,001)	(224,173)
		$2,289,544	$2,298,973

  In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For fiscal 2013 and 2012, amortization expense related to land use rights amounted to $42,084 and $73,930, respectively.

NOTE 7 – LOAN RECEIVABLE

In December 2011, we entered into a short-term loan agreement with Shandong Anda Biotech Co., Ltd. (“Shandong Anda"), a third party. According to the terms of the agreement, we agreed to lend Shandong Anda approximately $3,181,016 (RMB 20,000,000). The loan was due on December 18, 2012 and bears no interest. Shandong Anda is a major supplier of stevia leaves to the Company. During the fourth quarter of fiscal 2012, Shandong Anda returned $1.5 million, and during the second quarter of fiscal 2013, an additional $0.8 million was repaid, and the balance of the loan of $0.8 million was repaid during the third quarter of fiscal 2013. As of April 30, 2013, the balance of the loan was $0.

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc., and an affiliate of CDI our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest were due March 30, 2011. Part of the principal of $305,459 was repaid to us by CDI China, Inc. during fiscal 2012. At April 30, 2013, the balance of this loan was $43,614, which is comprised of $22,821 in principal and $20,793 in accrued interest. Both the principal and accrued interest are now due on demand.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party and revenue – related party

For fiscal 2013 and 2012, we recorded revenue – related of $2,503,147 and $1,451,056, respectively related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. At April 30, 2013 and 2012, we had $1,239,222 and $550,740 in accounts receivable – related party, respectively, from Qufu Shengwang Import and Export Corporation.

Due to related parties

At April 30, 2013, we owed Qufu Shengwang Import and Export Corporation $64,386 and $19,716 to Pharmaceutical Corporation for working capital purpose. We also owed Pharmaceutical Corporation $90,302 for salaries and benefit expenses for management during fiscal 2013. These fees are for the administrative management of our operations and include compensation payable to certain of our employees. At April 30, 2012, we owed Pharmaceutical Corporation $79,351 for management fee compensation.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at April 30, 2013 and 2012 totaled $1,189,416 and $633,522, respectively. As of April 30, 2013, prepaid expenses and other current assets includes $718,437 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $159,149 for employee advances; $95,413 prepaid VAT and a $216,417 deposit for renewing land use rights. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $591,495 as deposit for renewing the land use right. The deposit is required for the Center to do the appraisal of the land use right. In the fourth quarter of fiscal 2013, we received a repayment of this deposit of $375,078.

As of April 30, 2012, prepaid expenses and other current assets includes $517,256 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $116,266 for employee advances and interest receivable.

NOTE 10 – LOAN PAYABLE

In March 18, 2013 we borrowed short-term loan of $804,829 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 7.8% per annum and the principal balance with accrued interest are due on March 17, 2014.

NOTE 11 - INCOME TAXES

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

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2013	2012
U.S. Operations	$(1,947,072)	$(702,174)
Chinese Operations	(2,063,656)	(3,693,540)
Total	$(4,010,728)	$(4,395,714)

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2013	2012
Income tax benefit at federal statutory rate	$(1,351,000)	$(1,493,000)
State income taxes, net of federal benefit	(159,000)	(202,000)
Permanent differences	541,000	40,000
U.S. tax rate in excess of foreign tax rate	264,000	502,000
Valuation allowances	742,000	1,153,000
Tax provision	$37,000	$-

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes aggregating approximately $7,100,000 at April 30, 2013 expiring through the year 2033, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL’s, we have a PRC NOL for our Chinese operations as of April 30, 2013 of approximately $12,800,000 that expires in 2018.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2013 and 2012 are as follows:

	Fiscal Years Ended April 30,
	2013	2012
Deferred tax assets from NOL carry forwards	$5,900,000	$5,215,000
Temporary differences – share based compensation	-	107,000
Total deferred tax asset	5,900,000	5,322,000
Valuation allowance	(5,900,000)	(5,322,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At April 30, 2013, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 157,356,137 shares outstanding at April 30, 2013 and 2012, respectively.

On September 14, 2012 we entered into a consulting agreement with Dore Scott Perler to perform consulting services from August 1, 2012 to July 31, 2013. According to the terms of the agreement, we agreed to pay Mr. Perler a consulting fee of 90,000 shares of our common stock each quarter. On September 27, 2012, we issued 180,000 shares of our common stock at $0.135 per share to Mr. Perler for July 2012 to December 2012 consulting services. On January 8, 2013, we issued 180,000 shares of our common stock at $0.24 per share to Mr. Perler for January 2013 to June 2013 consulting services. In connection with this share issuance, $67,500 in stock-based consulting expense was recognized during the year ended April 30, 2013.

On August 24, 2012, our board of directors authorized our 2012 Equity Compensation Plan (the “2012 Plan”) covering 10,000,000 shares of common stock.  On August 28, 2012, we filed a registration statement on Form S-8 with the SEC covering the 2012 Plan to permit us to compensate and offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company. On September 27, 2012, we issued 6,000,000 shares of our common stock at $0.135 per share to three employees in China as bonus. In connection with this share issuance, $810,000 in stock-based compensation expense was recognized during the year ended April 30, 2013.

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
YEARS ENDED APRIL 30, 2013 AND 2012

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

During fiscal 2013 and 2012, we did not issue any shares of our common stock for the exercise of purchase warrants.

Warrant activities for the years ended April 30, 2013 and 2012 were summarized as follows:

	Year Ended April 30, 2013		Year Ended April 30, 2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	26,666,666	$0.35	26,689,391	$0.35
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	(22,725)	0.15
Balance at end of year	26,666,666	$0.35	26,666,666	$0.35
Warrants exercisable at end of year	26,666,666	$0.35	26,666,666	$0.35

The following information applies to all warrants outstanding at April 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.35	26,666,666	0.76	$0.35	26,666,666	$0.35
	26,666,666		$0.35	26,666,666	$0.35

 NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, in fiscal 2013 and 2012, we operated in two reportable business segments - (1) natural sweetener (stevioside) and (2) traditional Chinese medicines. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

Condensed financial information with respect to these reportable business segments for fiscal 2013 and 2012 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Audited)	2013	2012	2013	2012	2013	2012	2013	2012
Net revenues	$2,614,672	$3,102,167	$7,187,856	$9,830,011	$0	$0	$9,802,528	$12,932,178
Interest income	$1,750	$13,930	$(30,299)	$59,224	$3,246	$12,287	$(25,303)	$85,441
Depreciation and amortization	$445,318	$77,703	$1,401,442	$1,331,187	$0	$0	$1,846,760	$1,408,890
Income (loss) before taxes and noncontrolling interest	$207,879	$(1,213,699)	$(2,451,730)	$(2,479,841)	$(1,730,289)	$(702,174)	$(3,974,140)	$(4,395,714)
Segment assets	$2,692,094	$4,085,195	$28,471,944	$26,690,522	$44,649	$353,424	$31,208,687	$31,129,141

NOTE 14 - COMMITMENTS AND CONTINGENCIES

We lease office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine segment are leased from Pharmaceutical Corporation, a related party. The term of this lease will expire in October, 2012 and provides for annual lease payments of $23,400. We have paid the rent for this facility in fiscal 2012 which was included in the management fee we paid to Pharmaceutical Corporation during fiscal 2012. After October 1, 2012 Pharmaceutical Corporation agreed to waive the lease payments.

We sub-leased a 408 square-foot furnished office from CD International Enterprises, Inc. (“CDI”) located at 431 Fairway Drive Suite 251, Deerfield Beach, FL 33441 which we use as our U.S. corporate administrative offices. The term of the lease began on June 1, 2011 and terminated on May 31, 2012 and total rent for this office was $10,000.

Rent expense included in general and administrative expenses for fiscal 2013 and fiscal 2012 totaled to $0 and $32,565, respectively.

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of April 30, 2013, we did not receive the deed and other legal documents for the apartment. ; the apartment units are expected to be delivered by December 31, 2013. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us. As April 30, 2013 and 2012, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of April 30, 2013 and 2012, investment in real estate held for resale amounted to $1,947,042 and $1,919,665, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 15 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

The top customer concentrations, which the sales income is over 5% of total sales, for the fiscal year ended April 30, 2013 and 2012 are as follows:

	Net Sales For Fiscal Year,
	2013		2012
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside

Qufu Shengwang Import and Export Co., Ltd	-	30.3%	-	14.8%
Qingdao RuiChi Medicine Industry Limited Company	-	-	-	18.1%
Total	-	30.3%	-	32.9%

(ii)    Vendor Concentrations

The top vendor concentrations, which the purchase from those vendor is over 5% of total cost of goods sold, for the fiscal year ended April 30, 2013 and 2012 are as follows:

	Net Purchases For Fiscal Year,
	2013		2012
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	16.63%	-	19.2%	-

Bozhou Weitao Pharmaceutical Co., Ltd	6.95%	-	12.9%	-
Qufu Longheng Fuel Materials Co., Ltd	14.87%	-	-	-
Linyuan City Chengde Stevia Leaves Planting Cooperative				33.3%
Total	38.45%	-	32.1%	33.3%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At April 30, 2013, we had $516,071 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2013.

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

NOTE 16 – SUBSEQUENT EVENTS

Till July 30, 2013, no material agreements has been signed and no shares of our common stock has been newly issued.