Form 10-Q
period 2013-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2013-09-12
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 10, 2013 there were 173,882,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JULY 31, 2013

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2013 as filed with the Securities and Exchange Commission:

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2013 is referred to as “fiscal 2013” and the year ending April 30, 2014 is referred to as “fiscal 2014.”  Also, the three month period ending July 31, 2013 is our first quarter and is referred to as the “first quarter of fiscal 2014”. Likewise, the three month period ending July 31, 2012 is referred to as the “first quarter of fiscal 2013”.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,821	$517,106
Accounts receivable, net of allowance for doubtful accounts of $1,156,193 and $1,000,291, respectively	1,516,717	1,614,152
Accounts receivable - related party	1,019,863	1,239,222
Notes receivable	-	41,851
Loans receivable	8,614	43,614
Inventories, net	4,988,534	4,927,971
Due from related party	313,606	-
Prepaid expenses and other current assets	1,373,842	1,189,416

Total Current Assets	9,644,997	9,573,332

Investment in real estate held for resale	1,959,120	1,947,042
Property and equipment, net	15,392,547	15,725,384
Intangible assets, net	1,327,795	1,409,090
Land use rights, net	2,289,629	2,289,544

Total Assets	$30,614,088	$30,944,392

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,894,102	$3,626,117
Loan payable	809,822	804,829
Due to related party	-	174,404

Total Current Liabilities	4,703,924	4,605,350

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 173,882,803 shares issued and outstanding as of July 31, 2013 and April 30, 2013, respectively	173,883	173,883
Additional paid-in capital	33,479,529	33,479,529
Accumulated deficit	(13,415,081)	(12,829,706)
Accumulated other comprehensive income	5,671,833	5,515,336

Total Stockholders' Equity	25,910,164	26,339,042

Total Liabilities and Stockholders' Equity	$30,614,088	$30,944,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended July 31,
	2013	2012

Revenues	$1,573,595	$2,236,548
Revenues - related party	1,143,311	1,011,079

Total revenues	2,716,906	3,247,627

Cost of revenues	2,266,692	2,590,425

Gross profit	450,214	657,202

Operating expenses:
Selling expenses	283,178	297,555
General and administrative expenses	846,830	1,242,033

Total operating expenses	1,130,008	1,539,588

Loss from operations	(679,794)	(882,386)

Other income (expenses):
Other income	109,808	6,466
Interest (expenses) income	(15,388)	5,737

Total other income	94,420	12,203

Loss before income taxes	(585,374)	(870,183)

Income taxes expense	-	(6,153)

Net loss	$(585,374)	$(876,336)

Comprehensive loss:
Net loss	$(585,374)	$(876,336)

Foreign currency translation adjustment	156,497	(57,529)

Total comprehensive loss	$(428,877)	$(933,865)

Net loss per common share:
Net loss per share - basic and diluted	$(0.003)	$(0.01)
Weighted average common shares outstanding - basic and diluted	173,882,803	157,356,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(585,374)	$(876,336)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities
Depreciation expense	450,085	398,460
Amortization of intangible assets	81,294	-
Amortization of land use right	14,286	13,862
Realized comprehensive loss	1,535	-
Stock issued for services	-	520,000
Allowance for doubtful accounts	149,560	(147,133)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(137)	272,506
Accounts receivable - related party	(86,480)	(388,890)
Inventories	(29,965)	(274,928)
Prepaid expenses and other current assets	(232,342)	(230,271)
Accounts payable and accrued expenses	245,289	16,339
Taxes payable	55,374	(60,940)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	63,125	(757,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,495)	(828,599)
Increase in loan receivable	-	(1,718)
Proceeds from loan receivable	35,000	107,459

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,505	(722,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advances	(175,327)	(12,546)

NET CASH USED IN FINANCING ACTIVITIES	(175,327)	(12,546)

EFFECT OF EXCHANGE RATE ON CASH	412	(16,706)

NET DECREASE IN CASH	(93,285)	(1,509,441)

Cash at the beginning of year	517,106	2,958,895

Cash at the end of period	$423,821	$1,449,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$6,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

NOTE 1 - ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS

Sunwin Stevia International, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as “we”, “us”, "ur”, or “Sunwin”. We changed our name from Sunwin Neutraceuticals International Inc. to Sunwin Stevia International, Inc. on April 23, 2012 to more accurately reflect our business operations.

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
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying unaudited condensed consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2013 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2013 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-       Qufu Natural Green;
-       Qufu Shengren;
-       Qufu Shengwang;
-       Sunwin Tech; and
-       Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the first three months of fiscal year 2014, the Company had a net loss of $585,374 and net cash provided by operations of $63,125. At July 31, 2013, we had working capital of $4.9 million, including cash of $0.4 million. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital.

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and the value of stock-based compensation.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2013, we held $423,022 of our cash and cash equivalents with commercial banking institutions in the PRC, and $799 with banks in the United States. As of April 30, 2013, we held $516,071 of our cash and cash equivalents with commercial banking institution in PRC, and $1,035 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through July 31, 2013.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At July 31, 2013 and April 30, 2013, the allowance for doubtful accounts was $1,156,193 and $1,000,291, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At July 31, 2013 and April 30, 2013, the Company recorded a reserve for obsolete or slow-moving inventories of $960,026 and $954,108, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC Topic 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we recorded an impairment loss of $0 and $209,500 related to impairment of the carrying amounts certain machinery and equipment deemed unusable as of July 31, 2013 and April 30, 2013, respectively.

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

TAXES RECEIVABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes receivable at July 31, 2013 and April 30, 2013 amounted to $40,580 and $0, respectively, consisting primarily of VAT taxes receivable.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Three Months Ended July 31,
	2013	2012
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(585,374)	$(876,336)
Numerator for basic EPS, loss applicable to common stock holders	$(585,374)	$(876,336)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	173,882,803	157,356,137
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	173,882,803	157,356,137
Basic and diluted loss per common share:
Loss per share - basic	$(0.003)	$(0.01)
Loss per share - diluted	$(0.003)	$(0.01)

At July 31, 2013 and 2012 the effect of our outstanding common stock purchase warrants was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the three months ended July 31, 2013 and 2012.

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
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

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

As of April 30, 2013	RMB 6.21 to $1.00
As of July 31, 2013	RMB 6.17 to $1.00

Three months ended July 31, 2013	RMB 6.18 to $1.00
Three months ended July 31, 2012	RMB 6.31 to $1.00

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2013, we had $423,022 on deposit in China, which is not insured. We have not experienced any losses in such accounts through July 31, 2013.

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

STOCK BASED COMPENSATION

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). “FASB” ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $57,268 and $62,604 for the three months ended July 31, 2013 and 2012, respectively, and are included in general and administrative expenses on the accompanying statements of operations.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 did not have a material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of July 31, 2013, we did not receive the deed and other legal documents for the apartment; the apartment units are expected to be delivered by December 31, 2013. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance of approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us. As of July 31, 2013 and April 30, 2013, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of July 31, 2013 and April 30, 2013, investment in real estate held for resale amounted to $1,959,120 and $1,947,042, respectively.

NOTE 4 - INVENTORIES

At July 31, 2013 and April 30, 2013, inventories consisted of the following:

	July 31, 2013	April 30, 2013
	(unaudited)
Raw materials	$1,161,202	$1,099,001
Work in process	456,104	659,631
Finished goods	4,331,254	4,123,447
	5,948,560	5,882,079
Less: reserve for obsolete inventory	(960,026)	(954,108)
	$4,988,534	$4,927,971

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

NOTE 5 - PROPERTY AND EQUIPMENT

At July 31, 2013 and April 30, 2013, property and equipment consisted of the following:

	Estimated Life	July 31, 2013	April 30, 2013
		(unaudited)
Office Equipment	5-7 Years	$49,697	$48,741
Auto and Trucks	10 Years	913,191	907,480
Manufacturing Equipment	20 Years	11,764,720	11,687,057
Buildings	20 Years	10,258,562	10,192,769
Construction in Process		684,126	668,330
		23,670,296	23,504,377
Less: Accumulated Depreciation		(8,277,749)	(7,778,993)
		$15,392,547	$15,725,384

For the three months ended July 31, 2013 and 2012, depreciation expense totaled $450,085 and $398,460, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the three months ended July 31, 2013 and 2012, amortization expense amounted to $81,294 and $0, respectively.

Intangible assets consisted of the following:

	Estimated Life	July 31, 2013	April 30, 2013
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(298,079)	(216,784)
Intangible Assets, net		$1,327,795	$1,409,090

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	July 31, 2013	April 30, 2013
		(unaudited)
Land use right	41-65 Years	$2,575,604	$2,559,545
Less: accumulated amortization		(285,975)	(270,001)
		$2,289,629	$2,289,544

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended July 31, 2013 and 2012, amortization expense amounted to $14,286 and $13,862, respectively.

NOTE 8 - LOAN RECEIVABLE

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc., and an affiliate of CDI our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest were due March 30, 2011. The principal balance of $305,459 was repaid off and part of accrued interest of $163,106 was repaid to us by CDI China, Inc. during fiscal 2012 and 2013. At July 31, 2013, the balance of accrued interest receivable was $8,614.

NOTE 9 - RELATED PARTY TRANSACTIONS

At July 31, 2013 and April 30, 2013, we reported $1,019,863 and $1,239,222 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered. Total related party revenues for the three months ended July 31, 2013 and 2012 were $1,143,311 and $1,011,079, respectively.

At July 31, 2013, we reported $313,606 of due from Qufu Shengwang Import and Export Corporation for working capital purpose. At April 30, 2013, we owed Qufu Shengwang Import and Export Corporation $64,386 and $19,716 to Pharmaceutical Corporation for working capital purpose. We also owed Pharmaceutical Corporation $90,302 for salaries and benefit expenses for management during fiscal 2013. These fees are for the administrative management of our operations and include compensation payable to certain of our employees.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at July 31, 2013 and April 30, 2013 totaled $1,373,842 and $1,189,416, respectively. As of July 31, 2013, prepaid expenses and other current assets includes $948,298 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $167,205 for employee advances; $40,580 prepaid VAT and a $217,759 deposit for renewing land use rights. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $591,495 as deposit for renewing the land use right. The deposit is required for the Center to do the appraisal of the land use right. In the fourth quarter of fiscal 2013, we received a refund of this deposit of $375,078.

As of April 30, 2013, prepaid expenses and other current assets includes $718,437 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $159,149 for employee advances; $95,413 prepaid VAT and a $216,417 deposit for renewing land use rights.

NOTE 11 - LOAN PAYABLE

In March 18, 2013 we borrowed short-term loan of $809,822 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 7.8% per annum and the principal balance with accrued interest are due on March 17, 2014.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At July 31, 2013, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 173,882,803 shares outstanding at July 31, 2013 and April 30, 2013, respectively.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

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

Since fiscal 2012, we did not issue any shares of our common stock for the exercise of purchase warrants.

A summary of the changes to our outstanding stock warrants during the three months ended July 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2013	26,666,666	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at July 31, 2013 (unaudited)	26,666,666	$0.35

The following information applies to all warrants outstanding at July 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.35	26,666,666	0.51	$0.35	26,666,666	$0.35
	26,666,666		$0.35	26,666,666	$0.35

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three months ended July 31, 2013 and 2012; we operated in two reportable business segments - (1) natural sweetener (stevioside) and (2) traditional Chinese medicines. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2013 and 2012 is as follows:

	Chinese Medicines		Stevioside		Corporate and Other		Consolidated
(Unaudited)	2013	2012	2013	2012	2013	2012	2013	2012
Net revenues	$571,560	$755,472	$2,145,346	$2,492,155	$-	$-	$2,716,906	$3,247,627
Interest income (expense)	$144	$-	$(15,532)	$4,019	$-	$1,718	$(15,388)	$5,737
Depreciation and amortization	$-	$19,676	$545,665	$392,646	$-	$-	$545,665	$412,322
(Loss) income before taxes	$(8,858)	$(84,126)	$(623,506)	$(148,237)	$46,990	$(637,820)	$(585,374)	$(870,183)
Segment assets	$3,012,487	$3,797,123	$27,502,188	$26,622,581	$99,413	$229,078	$30,614,088	$30,648,782

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

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

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of April 30, 2013, we did not receive the deed and other legal documents for the apartment. ; the apartment units are expected to be delivered by December 31, 2013. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us. As July 31, 2013 and April 30, 2013, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of July 31, 2013 and April 30, 2013, investment in real estate held for resale amounted to $1,959,120 and $1,947,042, respectively.

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

The top customer concentrations, which the sales income is over 5% of total sales for the three months ended July 31, 2013 and 2012 are as follows:

	Net Sales
	For the three months ended July 31, 2013		For the three months ended July 31, 2012
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd (1)	-	53.3%	-	43.4%

Qingdao RuiChi Medicine Industry Limited Company	-	5.8%	-	10.1%
Guangdong Tengjun Veterinary Medicine Co., Ltd	11.7%	-	16.7%	-
Shanxi Henfeng Animal Medicine Co., Ltd	9.4%	-	-	-
Total	21.1%	59.1%	16.7%	53.5%

(1)	Qufu Shengwang Import and Export Trade Co., Ltd is a related party, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013

(ii)    Vendor Concentrations

The top vendor concentrations, which the purchase from those vendor is over 5% of total cost of goods sold, for the three months ended July 31, 2013 and 2012 are as follows:

	Net Purchases
	For the three months ended July 31, 2013		For the three months ended July 31, 2012
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	17.2%	-	49.3%	-
Bozhou Weitao Pharmaceutical Co., Ltd	15.5%	-	15.5%	-
Qufu Longheng Materials Co., Ltd	21.6%	-	35.2%	-
Jiuquan Jiale Biotech Co., Ltd	-	-	-	28.3%
Gansu Fanzhi Biology Techonology Co.,Ltd	23.1%	-	-	-
Sichuan Shifang Pukang Biology Co., Ltd	5.7%	-	-	-
Zhucheng Haotian Pharmaceutical Co., Ltd	-	-	-	11.1%
Gansu DunHuang Agriculture Products Co.,Ltd	-	15.1%	-	-
Jiuquan Deyizhi Ecological Argriculture Co.,Ltd	-	12.9%	-	-
Qingdao Runde Biological Technology Co.Ltd	-	8.2%	-	-
Shandong Jinhuaxia Environment Engineering Co. Ltd.	-	26.2%	-	-
Chuzhou Hairun Stevia Technology Co., Ltd	-	-	-	12.1%
Qingdao Runhao Stevia Technology Co., Ltd	-	-	-	10.8%
Total	83.1%	62.4%	100%	62.3%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At July 31, 2013, we had $423,022 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through July 31, 2013.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2013 Annual Report on Form 10-K for fiscal year ended April 30, 2013.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the production and distribution capabilities designed to meet the needs of our customers.

During fiscal 2014 and 2013 our operations were organized in two operating segments related to our product lines:

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

OnlySweet™ is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  Based on our strategy to develop new products that contain our stevia products, we are evaluating our strategy for the sale and distribution of OnlySweet™.

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

OUR PERFORMANCE

 Our total revenues in the first quarter of fiscal 2014 decreased by 16.3%, from the same period in fiscal 2013, while our gross margin remained relatively constant at 20% in both periods. Our sales revenues, excluding revenues from related party, decreased by 29.6% in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013. Revenues from related parties increased 13% in the first quarter of fiscal 2014 from the comparable period in fiscal 2013. Our operating expenses in the first quarter of fiscal 2014 decreased by 26.6% from the comparable period in 2013. Our net loss for the first quarter of fiscal 2014 was $585,000, as compared to $876,000 for the same period in fiscal 2013.

Our operating performance for the three months ended July 31, 2013 was primarily driven by a continued decrease in sales revenue from lower volume of our lower and higher grades stevia products in our Stevioside segment and lower revenues in our Chinese medicine segment.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades which are needed in new product formulations we are developing to introduce to the U.S. and European food and beverage market, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for fiscal 2013. The decline of revenue in Stevoside segment is primarily due to two factors. One is the highly competitive market. Stevia has been widely accepted by food industry and many new stevia manufacturers have entered this industry in the past few years, and the stevia market became more competitive, which caused a negative influence to our Stevoside segment. The other is we are currently in a transition phase, with our new product lines. We are now more focusing on new types of stevia products, including tablets, liquid, High A products, etc. This transition led to a lower production of our original products and also our revenue. That may affect our revenue in the following year as well.

 The decrease in revenues in our Chinese medicine was primarily due to the depressing market which was caused by the outbreak of a new strain of bird flu which was first reported in March 2013. Since 2012, the price of general raw material has kept an increasing trend; meanwhile, many animal epidemic diseases have been found in China, which higher both cost and risk of the livestock breeding industry. . Consequently, in China, many small livestock farms have been closed, and led to a decrease of Chinese Medicine's market demand.

RESULTS OF OPERATIONS

The following table summarizes our results from continuing operations for the three month periods ended July 31, 2013 and 2012:

July 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$571,560	100.0%	$2,145,346	100.0%	$-	$2,716,906	100.0%
Cost of revenues	386,883	67.7%	1,879,809	87.6%	-	2,266,692	83.4%
Gross profit	184,677	32.3%	265,537	12.4%	-	450,214	16.6%

Total operating expenses	193,879	33.9%	866,641	40.4%	69,488	1,130,008	41.6%
Other income(expenses)	344	0.1%	(22,402)	-1.0%	116,478	94,420	3.5%

Loss before income taxes	$(8,858)	-1.5%	$(623,506)	-29.1%	$46,990	$(585,374)	-21.6%

July 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$755,472	100.0%	$2,492,155	100.0%	$-	$3,247,627	100.0%
Cost of revenues	573,712	75.9%	2,016,713	80.9%	-	2,590,425	79.8%
Gross profit	181,760	24.1%	475,442	19.1%	-	657,202	20.2%

Total operating expenses	265,906	35.2%	634,144	25.5%	639,538	1,539,588	47.4%
Other income(expenses)	20	0.0%	10,465	0.4%	1,718	12,203	0.4%

Loss before income taxes	$(84,126)	-11.1%	$(148,237)	-6.0%	$(637,820)	$(870,183)	-26.8%

Revenues

Total revenues in the first quarter of fiscal 2014 decreased 16.3% as compared to the same period in fiscal 2013. Stevioside revenues, which comprised 79.0% and 76.7% of our revenues for the first quarter of fiscal 2014 and fiscal 2013, respectively, decreased by 13.9%, while revenues in our Chinese Medicine segment decreased by 24.3%. Within our Stevioside segment, revenues from sales to third parties decreased by 32.3% in the first quarter of fiscal 2014 from the first quarter of fiscal 2013, while revenues from sales to a related party increased by 13.1% in the comparable period. The increase of sales to related party is primarily due to the expand of our international business. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to our certified related party Qufu Shengwang Import and Export Corporation. We did not have any sales to related parties in our Chinese medicine segment in either period.

  The decline of revenues in Stevoside segment is primarily due to two factors. One is the highly competitive market which caused a negative influence to our Stevoside segment. The other is we are currently in a transition phase, with our new product line, we are now more focusing on new types of Stevia products, including tablets, liquid, and High A products. This transition led to a lower production of our original products and also our revenue. It may affect our revenue in the following year as well.

The decrease of sales in Chinese Medicine segment is primarily due to the depressing market. Since 2012, the price of general raw material has kept an increasing trend; meanwhile, many animal epidemic diseases have been found in China, which increased both the cost and risk of livestock breeding industry. Consequently, in China, many small livestock farms have been closed, and led to a decrease of Chinese Medicine's market demand, the related industries have been shrinking in the past few months.

Cost of Revenues and Gross Margin

 The consolidated gross margin remained relatively constant between periods at approximately 20%. Gross margin on Stevioside segment decreased during the first quarter of fiscal 2014 to 12.4%, compared to 19.1% for the same period in fiscal 2013. The decrease was primarily due to the decrease of approximately 5% in the sales prices. The Chinese medicine gross margin increased to 32.3% in the first quarter of fiscal 2014, compared to 24.1% for the same period in fiscal 2013, primarily due to a 32.6% decrease in cost of revenues.

Total Operating Expenses

Total operating expenses for the first quarter of fiscal 2014 decreased by 26.6% from the comparable period in 2013. The decrease was primarily due to a decrease of $570,000 of expenses for corporate consulting services during the first quarter of fiscal 2014, a decrease of $15,000 in sales commissions, a decreased of $70,000 in marketing and sales meeting expenses, an increased by $298,000 in bad debt expense and a decreased of $247,000 in management fees, offset by an increase of $38,000 in shipping and freight fees. Selling expenses as a percentage of revenues was 10.4% in the first quarter of fiscal 2014 as compared to 9.2% in the first quarter of fiscal 2013. The general and administrative expense as a percentage of revenue was 31.2% in the first quarter of fiscal 2014 as compared to 38.2% in the first quarter of fiscal 2013.

 Other Income (Expenses)

For the three months ended July 31, 2013, other income amounted to approximately more than $94,000 as compared to other income of $12,000 for the same period ended July 31, 2012, an increase of $82,000. The increase was primarily attributable to repayment for the export case settlement, offset by the increased interest expense. In March 18, 2013 we borrowed $809,822 (RMB5,000,000) from a commercial bank under a loan due in March 2014. We used the proceeds for our working capital.

Net Loss

Net loss from operations in the first quarter of fiscal 2014 was $585,000, compared to $876,000 in the same period in fiscal 2013. The decrease in net loss was primarily due to decrease in operating expenses.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2014 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2014. During fiscal 2013, the market prices of stevioside series were impacted by strong price competition among Chinese manufacturers. We expect the price pressure to continue in fiscal 2014. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products to increase in the coming harvest fall season for calendar year 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2013, we had working capital of $4.9 million, including cash of $0.4 million, as compared to working capital of $5.0 million and cash of $0.5 million at April 30, 2013. The approximate 18.0% decline in our cash at July 31, 2013 from April 30, 2013 is primarily attributable to funds advanced to a related party as well as funds advanced to the suppliers for the inventories that had not shipped to us and services that had not provided to us. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the fiscal year.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $317,000 during the three months ended July 31, 2013. The days’ sales outstanding in accounts receivable increased to 80 days as of July 31, 2013, as compared to 63 days as of April 30, 2013.

At July 31, 2013 inventories, net of reserve for obsolescence, totaled $5.0 million, as compared to $4.9 million as of April 30, 2013. The increase is primarily due to increase of finished goods inventory and an increase in raw materials inventory in our stevioside business as we adjusted our production levels in anticipation of higher overseas and domestic demand in fiscal year 2014.

At July 31, 2013, we reported $313,606 of due from Qufu Shengwang Import and Export Corporation, our related party, for working capital purpose. At April 30, 2013, we owed Qufu Shengwang Import and Export Corporation $64,386 and $19,716 to Pharmaceutical Corporation for working capital purpose. We also owed Pharmaceutical Corporation $90,302 for salaries and benefit expenses for management during fiscal 2013. These fees are for the administrative management of our operations and include compensation payable to certain of our employees.

Our accounts payable and accrued expenses were less than $3.9 million at July 31, 2013, an increase of $268,000 from April 30, 2013. The balance was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $63,000 during the first quarter of fiscal 2014, as compared to net cash used in operating activities of $757,000 during the same period in fiscal 2013. The increase resulting from cash provided by operating activities was due primarily to $245,000 increase in accounts payable and accrued expenses, depreciation expense of $450,000, allowance of doubtful accounts of $150,000 offset by net loss of $585,000, $232,000 increase in prepaid expenses and other current assets related to advance payments for stevia raw materials.

NET CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Net cash provided by investing activities amounted to $19,000 during the first quarter of fiscal 2014, as compared to net cash used in $723,000 for the same period in fiscal 2013. This was primarily due to $35,000 proceeds from loan offset by $16,500 capital expenditures for property and equipment.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities amounted to less than $175,400 during the first quarter of fiscal 2014, which represented repayments of advances from related party, as compared to less than $13,000 for the same period in fiscal 2013.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2013.

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

	July 31, 2013	April 30, 2013
	(Unaudited)
China	$423,022	$516,071
United States	799	1,035
Total	$423,821	$517,106

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2013.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of July 31, 2013 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2012 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2013 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5.  OTHER INFORMATION.

At July 31, 2013, we reported $313,606 of due from Qufu Shengwang Import and Export Corporation, our related party for working capital purpose.

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

10.8	2006 Equity Compensation Plan (Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006).
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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 12, 2013	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 12, 2013	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer