Form 10-Q
period 2013-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2013-12-16
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 16, 2013 there were 173,882,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2013 is referred to as “fiscal 2013” and the year ending April 30, 2014 is referred to as “fiscal 2014.”  Also, the three month period ending October 31, 2013 is our second quarter and is referred to as the “second quarter of fiscal 2014”. Likewise, the three month period ending October 31, 2012 is referred to as the “second quarter of fiscal 2013”.

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

We also use the following terms when referring to certain related and other parties:

-
“Pharmaceutical Corporation” refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is managed by Mr. Laiwang Zhang,  President, Chairman and a principal shareholder of our company;

-	"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, managed by Mr. Zhang;

-	“Shandong Group” refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, which is managed by Mr. Zhang, and

-	“WILD Flavors” refers to WILD Flavors, Inc., a Delaware corporation.

The information which appears on our website at www.sunwininternational.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$800,083	$517,106
Accounts receivable, net of allowance for doubtful accounts of $1,188,252 and $1,000,291, respectively	1,520,640	1,614,152
Accounts receivable - related party	621,194	1,239,222
Notes receivable	-	41,851
Loans receivable	8,614	43,614
Inventories, net	4,248,285	4,927,971
Due from related party	84,313	-
Prepaid expenses and other current assets	1,632,076	1,189,416

Total Current Assets	8,915,205	9,573,332

Investment in real estate held for resale	1,974,567	1,947,042
Property and equipment, net	15,128,430	15,725,384
Intangible assets, net	1,246,501	1,409,090
Land use rights, net	2,293,500	2,289,544

Total Assets	$29,558,203	$30,944,392

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,528,686	$3,626,117
Loan payable	816,207	804,829
Due to related party	-	174,404

Total Current Liabilities	4,344,893	4,605,350

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 173,882,803 shares issued and outstanding as of October 31, 2013 and April 30, 2013, respectively	173,883	173,883
Additional paid-in capital	33,479,529	33,479,529
Accumulated deficit	(14,372,917)	(12,829,706)
Accumulated other comprehensive income	5,932,815	5,515,336

Total Stockholders' Equity	25,213,310	26,339,042

Total Liabilities and Stockholders' Equity	$29,558,203	$30,944,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2013	2012	2013	2012

Revenues	$2,233,277	$2,055,847	$3,806,872	$4,292,395
Revenues - related party	590,680	393,837	1,733,991	1,404,916

Total revenues	2,823,957	2,449,684	5,540,863	5,697,311

Cost of revenues	2,527,537	2,049,400	4,794,229	4,639,825

Gross profit	296,420	400,284	746,634	1,057,486

Operating expenses:
Selling expenses	286,089	192,866	569,267	490,421
General and administrative expenses	956,012	1,571,887	1,802,842	2,813,920

Total operating expenses	1,242,101	1,764,753	2,372,109	3,304,341

Loss from operations	(945,681)	(1,364,469)	(1,625,475)	(2,246,855)

Other income (expenses):
Other income	5,707	(1,815)	115,515	4,651
Interest (expenses) income	(17,862)	1,796	(33,250)	7,533

Total other income (expenses)	(12,155)	(19)	82,265	12,184

Loss before income taxes	(957,836)	(1,364,488)	(1,543,210)	(2,234,671)

Income taxes expense	-	2,709	-	(3,444)

Net loss	$(957,836)	$(1,361,779)	$(1,543,210)	$(2,238,115)

Comprehensive loss:
Net loss	$(957,836)	$(1,361,779)	$(1,543,210)	$(2,238,115)

Foreign currency translation adjustment	260,982	120,931	417,479	63,402

Total comprehensive loss	$(696,854)	$(1,240,848)	$(1,125,731)	$(2,174,713)

Net loss per common share:
Net loss per share - basic and diluted	$(0.006)	$(0.008)	$(0.009)	$(0.014)
Weighted average common shares outstanding - basic and diluted	173,882,803	167,123,023	173,882,803	162,212,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,543,210)	$(2,238,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	897,034	782,766
Amortization of intangible assets	162,588	54,196
Amortization of land use right	28,651	27,966
Realized comprehensive loss	1,535	-
Stock issued for employee compensation	-	810,000
Stock issued for services	-	451,759
Allowance for doubtful accounts	172,783	(32,733)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(14,957)	88,196
Accounts receivable - related party	631,752	(182,778)
Inventories	744,877	(571,480)
Prepaid expenses and other current assets	(519,606)	(82,135)
Due from related party	-	(767,511)
Tax receivable	-	(59,678)
Accounts payable and accrued expenses	(174,147)	871,689
Taxes payable	122,644	(73,182)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	509,944	(921,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(74,499)	(2,536,507)
Increase in loan receivable	-	(1,718)
Proceeds from loan receivable	35,000	1,134,476

NET CASH USED IN BY INVESTING ACTIVITIES	(39,499)	(1,403,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds advanced from related party	250,513	-
Repayment of related party advances	(509,230)	(12,546)

NET CASH USED IN FINANCING ACTIVITIES	(258,717)	(12,546)

EFFECT OF EXCHANGE RATE ON CASH	71,249	(3,096)

NET INCREASE (DECREASE) IN CASH	282,977	(2,340,431)

Cash at the beginning of year	517,106	2,958,895

Cash at the end of period	$800,083	$618,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$35,092
Cash paid for interest	$34,401	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Intangible assets acquired from acquisition	$-	$1,625,874
Shares issued from acquisition	$-	$1,625,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

NOTE 1 - ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS

Sunwin Stevia International, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as “we”, “us”, "our”, or “Sunwin”. We changed our name from Sunwin Neutraceuticals International Inc. to Sunwin Stevia International, Inc. on April 23, 2012 to more accurately reflect our business operations.

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
October 31, 2013

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
October 31, 2013
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2013 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended October 31, 2013 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-	Qufu Natural Green;
-	Qufu Shengren;
-	Qufu Shengwang;
-	Sunwin Tech; and
-	Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the first six months of fiscal year 2014, the Company had a net loss of $1,543,210 and net cash provided by operations of $509,944. At October 31, 2013, we had working capital of $4.57 million, including cash of $800,083. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2013, we held $795,469 of our cash and cash equivalents with commercial banking institutions in the PRC, and $4,614 with banks in the United States. As of April 30, 2013, we held $516,071 of our cash and cash equivalents with commercial banking institution in PRC, and $1,035 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2013.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At October 31, 2013 and April 30, 2013, the allowance for doubtful accounts was $1,188,252 and $1,000,291, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At October 31, 2013 and April 30, 2013, the Company recorded a reserve for obsolete or slow-moving inventories of $967,596 and $954,108, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC Topic 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we recorded an impairment loss of $0 and $209,500 related to impairment of the carrying amounts certain machinery and equipment deemed unusable as of October 31, 2013 and April 30, 2013, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at October 31, 2013 and April 30, 2013 amounted to $13,587 and $0, respectively, consisting primarily of VAT taxes payable.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

BASIC AND DILUTED LOSS PER SHARE

Pursuant to ASC Section 260-10-45, basic loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of us, subject to anti-dilution limitations. The following table presents a reconciliation of basic and diluted net income per ordinary share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Net loss allocable to common shareholders for basic and diluted net loss per common share	$(957,836)	$(1,361,779)	$(1,543,210)	$(2,238,115)
Weighted average common shares outstanding - basic	173,882,803	167,123,023	173,882,803	162,212,894
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average common shares outstanding - diluted	173,882,803	167,123,023	173,882,803	162,212,894
Net loss per common share - basic	$0.006	$0.008	$0.009	$0.014
Net loss per common share - diluted	$0.006	$0.008	$0.009	$0.014

At October 31, 2013 and 2012 the effect of our outstanding common stock purchase warrants was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods; additionally, outstanding purchase warrants which could have resulted in the issuance of 26,666,666 additional common shares were also anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the three and six months ended October 31, 2013 and 2012.

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
October 31, 2013

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

As of April 30, 2013	RMB 6.21 to $1.00
As of October 31, 2013	RMB 6.13 to $1.00

Six months ended October 31, 2013	RMB 6.16 to $1.00
Six months ended October 31, 2012	RMB 6.31 to $1.00

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2013, we had $795,469 on deposit in China, which is not insured. We have not experienced any losses in such accounts through October 31, 2013.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $20,075 and $63,158 for the six months ended October 31, 2013 and 2012, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

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

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of October 31, 2013, we are processing the deed and other legal documents for the apartment; the apartment units are expected to be delivered by the fourth quarter of fiscal year 2014. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance of approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us. As of October 31, 2013 and April 30, 2013, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of October 31, 2013 and April 30, 2013, investment in real estate held for resale amounted to $1,974,567 and $1,947,042, respectively.

NOTE 4 - INVENTORIES

At October 31, 2013 and April 30, 2013, inventories consisted of the following:

	October 31, 2013	April 30, 2013
	(Unaudited)
Raw materials	$1,010,874	$1,099,001
Work in process	390,024	659,631
Finished goods	3,814,983	4,123,447
	5,215,881	5,882,079
Less: reserve for obsolete inventory	(967,596)	(954,108)
	$4,248,285	$4,927,971

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

NOTE 5 - PROPERTY AND EQUIPMENT

At October 31, 2013 and April 30, 2013, property and equipment consisted of the following:

	Estimated Life	October 31, 2013	April 30, 2013
		(Unaudited)
Office Equipment	5-7 Years	$51,394	$48,741
Auto and Trucks	10 Years	932,727	907,480
Manufacturing Equipment	20 Years	11,861,282	11,687,057
Buildings	20 Years	10,343,192	10,192,769
Construction in Process		731,220	668,330
		23,919,815	23,504,377
Less: Accumulated Depreciation		(8,791,385)	(7,778,993)
		$15,128,430	$15,725,384

For the six months ended October 31, 2013 and 2012, depreciation expense totaled $897,034 and $782,766, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the six months ended October 31, 2013 and 2012, amortization expense amounted to $162,588 and $54,196, respectively.

Intangible assets consisted of the following:

	Estimated Life	October 31, 2013	April 30, 2013
		(Unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(379,373)	(216,784)
Intangible Assets, net		$1,246,501	$1,409,090

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	October 31, 2013	April 30, 2013
		(Unaudited)
Land use right	41-65 Years	$2,596,141	$2,559,545
Less: accumulated amortization		(302,641)	(270,001)
		$2,293,500	$2,289,544

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the six month periods ended October 31, 2013 and 2012, amortization expense amounted to $28,651 and $27,966, respectively.

NOTE 8 - LOAN RECEIVABLE

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc., and an affiliate of CDI our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest were due March 30, 2011. Principal balance of $305,459 was repaid and part of accrued interest of $163,106 was repaid to us by CDI China, Inc. during fiscal 2012 and 2013. As of October 31, 2013, CDI China, Inc. repaid all remaining principal balances and accrued interest payable amounted to $8,614.

NOTE 9 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party

At October 31, 2013 and April 30, 2013, we reported $621,194 and $1,239,222 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered. For the three months ended October 31, 2013 and 2012, related party revenues were $590,680 and $393,837, respectively. For the six months ended October 31, 2013 and 2012, related party revenues were $1,733,991 and $1,404,916, respectively.

Due to (from) related parties

From time to time we received advances from related parties and advanced funds to related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the six months ended October 31, 2013, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Total
Balance due to related parties, April 30, 2013	$110,018	$64,386	$174,404
Working capital advances from related parties	-	249,220	249,220
Repayments	(195,624)	(313,606)	(509,230)
Effect of foreign currency exchange	1,293	-	1,293
Balance due from related parties, October 31, 2013 (1)	$(84,313)	$-	$(84,313)

(1)	The overpayment to Pharmaceutical Corporation was repaid November 2013.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at October 31, 2013 and April 30, 2013 totaled $1,632,076 and $1,189,416, respectively. As of October 31, 2013, prepaid expenses and other current assets includes $1,165,618 of prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $246,982 for employee advances and a $219,476 deposit for renewing land use rights. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $591,495 as deposit for renewing the land use right. The deposit is required for the Center to do the appraisal of the land use right. In the fourth quarter of fiscal 2013, we received a refund of this deposit of $375,078.

As of April 30, 2013, prepaid expenses and other current assets includes $718,437 of prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $159,149 for employee advances; $95,413 of prepaid VAT and a $216,417 in a deposit for renewing land use rights.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

NOTE 11 - LOAN PAYABLE

In March 18, 2013, we entered to a loan agreement for approximately $809,822 (RMB 5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 7.8% per annum and the principal balance with accrued interest are due on March 17, 2014. At October 31, 2013 and April 30, 2013, loans payable amounted to $816,207 and $804,829, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At October 31, 2013, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 173,882,803 shares outstanding at October 31, 2013 and April 30, 2013, respectively.

Common stock purchase warrants

A summary of the changes to our outstanding stock warrants during the six months ended October 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2013	26,666,666	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at October 31, 2013 (unaudited)	26,666,666	$0.35

The following information applies to all warrants outstanding at October 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.35	26,666,666	0.26	$0.35	26,666,666	$0.35
	26,666,666		$0.35	26,666,666	$0.35

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three and six months ended October 31, 2013 and 2012; we operated in two reportable business segments - (1) natural sweetener (stevioside) and (2) traditional Chinese medicines. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations.

Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2013 and 2012 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Chinese medicine	$577,262	$608,828	$1,148,822	$1,364,300
Stevioside	2,246,695	1,840,856	4,392,041	4,333,011
Total segment and consolidated revenues	$2,823,957	$2,449,684	$5,540,863	$5,697,311

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Interest income (expense):
Chinese medicine	$134	$66	$278	$66
Stevioside	(17,996)	1,730	(33,528)	5,749
Corporate and other	-	-	-	1,718
Total segment and consolidated interest income (expense)	$(17,862)	$1,796	$(33,250)	$7,533

Depreciation and amortization:
Chinese medicine	$23,557	$19,710	$46,033	$39,386
Stevioside	519,051	432,896	1,042,240	825,542
Total segment and consolidated depreciation and amortization	$542,608	$452,606	$1,088,273	$864,928

(Loss) income before income taxes:
Chinese medicine	$(42,142)	$95,503	$(51,000)	$11,377
Stevioside	(843,764)	(540,814)	(1,467,270)	(689,051)
Corporate and other	(71,930)	(919,177)	(24,940)	(1,556,997
Total consolidated (loss) income before income taxes	$(957,836)	$(1,364,488)	$(1,543,210)	$(2,234,671)

	October 31, 2013	April 30, 2013
Segment assets:
Chinese medicine	$6,554,846	$2,692,094
Stevioside	22,970,129	28,471,944
Corporate and other	33,228	44,649
Total consolidated assets	$29,558,203	$31,208,687

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

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of April 30, 2013, we did not receive the deed and other legal documents for the apartment; the apartment units are expected to be delivered by December 31, 2013. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us. As October 31, 2013 and April 30, 2013, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of October 31, 2013 and April 30, 2013, investment in real estate held for resale amounted to $1,974,567 and $1,947,042, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the six months ended October 31, 2013 and 2012, customers accounting for 10% or more of the Company’s revenue were as follows:

	Net Sales
	For the six months ended October 31, 2013		For the six months ended October 31, 2012
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd (1)	-	44.2%	-	-
Qingdao Runde Bio Tech Co., Ltd	-	13.6%	-	-
Guangdong Tengjun Veterinary Medicine Co., Ltd	12.5%	-	16.4%	-
Total	12.5%	57.8%	16.4%	-

(1)	Qufu Shengwang Import and Export Trade Co., Ltd is a related party, a Chinese entity managed by our Chairman, Mr. Laiwang Zhang.

(ii)    Vendor Concentrations

For the six months ended October 31, 2013 and 2012, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Net Purchases
	For the six months ended October 31, 2013		For the six months ended October 31, 2012
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	19.6%	-	30.8%	-
Bozhou Weitao Pharmaceutical Co., Ltd	13.8%	-	-	-
Qufu Longheng Materials Co., Ltd	21.3%	-	61.8%	-
Jiuquan Jiale Biotech Co., Ltd	-	-	-	16.4%
Gansu Fanzhi Biology Technology Co.,Ltd	15.9%	-	-	-
Zhucheng Haotian Pharmaceutical Co., Ltd	-	3.9%	-	10.2%
Gansu DunHuang Agriculture Products Co.,Ltd	-	10.9%	-	-
Shandong Jinhuaxia Environment Engineering Co. Ltd.	-	12.2%	-	-
Chuzhou Hairun Stevia Technology Co., Ltd	-	-	-	18.6%
Qingdao Runhao Stevia Technology Co., Ltd	-	-	-	14.8%
Total	70.6%	27.0%	92.6%	60.0%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At October 31, 2013, we had $795,469 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through October 31, 2013.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

During fiscal 2014 and 2013, our operations were organized in two operating segments related to our product lines:

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

OUR PERFORMANCE

Three months ended October 31, 2013 compared to same period in 2012

 Our total revenues in the second quarter of fiscal 2014 increased by 15.3%, from the same period in fiscal 2013, while our gross margin decreased to 10.5% from 16.3% compared to the same period in fiscal 2013. Our sales revenues, excluding revenues from related party, increased by 8.6% in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013. Revenues from related parties increased 50.0% in the second quarter of fiscal 2014 from the comparable period in fiscal 2013. Our operating expenses in the second quarter of fiscal 2014 decreased by 29.6% from the comparable period in 2013. Our net loss for the second quarter of fiscal 2014 was $958,000, as compared to $1,362,000 for the same period in fiscal 2013.

Six months ended October 31, 2013 compared to same period in 2012

Our total for the first six months of fiscal 2014 decreased by 2.7% from the same period in fiscal 2013, while our gross margin decreased to 13.5% from 18.6% over the same period in fiscal 2013. Our sales revenues, excluding revenues from related party, decreased by 11.3%, in the first six months of fiscal 2014 as compared to the same period in fiscal 2013. Our operating expenses during the first six months of fiscal 2014 decreased by 28.2% compared with the same period in fiscal 2013. Our net loss for the first six months of fiscal 2014 was $1.5 million, compared to $2.2 million for the same period in fiscal 2013.

Our operating performance for the six months ended October 31, 2013 was primarily driven by a continued decrease in sales revenue attributable to lower sale volume of our lower and higher grades stevia products in our Stevioside segment and lower revenues in our Chinese medicine segment.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades which are needed in new product formulations we are developing to introduce to the U.S. and European food and beverage market, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected during the fiscal 2014 and 2013 periods. The decline of revenue in Stevioside segment is primarily due to a highly competitive market. Stevia has been widely accepted by food industry and many new stevia manufacturers have entered this industry in the past few years, and the stevia market became more competitive, which caused a negative influence to our Stevioside segment. Recently we introduced a new product lines. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and other. We expect to increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2013 and 2012:

October 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$577,262	100.0%	$2,246,695	100.0%	$-	$2,823,957	100.0%
Cost of revenues	366,377	63.5%	2,161,160	96.2%	-	2,527,537	89.5%
Gross profit	210,885	36.5%	85,535	3.8%	-	296,420	10.5%

Total operating expenses	259,281	44.9%	910,890	40.5%	71,930	1,242,101	44.0%
Other income(expenses)	6,254	1.1%	(18,409)	(0.8)%	-	(12,155)	(0.4)%

Loss before income taxes	$(42,142)	(7.3)%	$(843,765)	(37.6)%	$(71,930)	$(957,836)	(33.9)%

October 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$608,828	100.0%	$1,840,856	100.0%	$-	$2,449,684	100.0%
Cost of revenues	472,225	77.6%	1,577,175	85.7%	-	2,049,400	83.7%
Gross profit	136,603	22.4%	263,681	14.3%	-	400,284	16.3%

Total operating expenses	41,199	6.8%	804,377	43.7%	919,177	1,764,753	72.0%
Other income(expenses)	99	0.0%	(118)	0.0%	-	(19)	0.0%

Income (loss) before
income taxes	$95,503	15.6%	$(540,814)	(29.4)%	$(919,177)	$(1,364,488)	(55.7)%

The following table summarizes our results from operations for the six month periods ended October 31, 2013 and 2012:

October 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$1,148,822	100.0%	$4,392,041	100.0%	$-	$5,540,863	100.0%
Cost of revenues	753,260	65.6%	4,040,969	92.0%	-	4,794,229	86.5%
Gross profit	395,562	34.4%	351,072	8.0%	-	746,634	13.5%

Total operating expenses	453,160	39.4%	1,777,531	40.5%	141,418	2,372,109	42.8%
Other income(expense)	6,598	0.6%	(40,811)	(0.9)%	116,478	82,265	1.5%

Loss before income taxes	$(51,000)	(4.4)%	$(1,467,270)	(33.4)%	$(24,940)	$(1,543,210)	(27.9)%

October 31, 2012
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$1,364,300	100.0%	$4,333,011	100.0%	$-	$5,697,311	100.0%
Cost of revenues	1,045,937	76.7%	3,593,888	82.9%	-	4,639,825	81.4%
Gross profit	318,363	23.3%	739,123	17.1%	-	1,057,486	18.6%

Total operating expenses	307,105	22.5%	1,438,521	33.2%	1,558,715	3,304,341	58.0%
Other income	119	0.0%	10,347	0.2%	1,718	12,184	0.2%

Loss before income taxes	$11,377	0.8%	$(689,051)	(15.9)%	$(1,556,997)	$(2,234,671)	(39.2)%

Revenues

Total consolidated revenues in the second quarter of fiscal 2014 increased 15.3% as compared to the same period in fiscal 2013. Stevioside revenues, which comprised 79.6% and 75.1% of our revenues for the second quarter of fiscal 2014 and fiscal 2013, respectively, increased by 22.0%, while revenues in our Chinese Medicine segment decreased by 5.2%. Within our Stevioside segment, revenues from sales to third parties increased by 14.4% in the second quarter of fiscal 2014 from the second quarter of fiscal 2013, while revenues from sales to a related party increased by 50.0% in the comparable period. The increase of sales to related party is primarily due to the expansion of our international business. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to our certified related party Qufu Shengwang Import and Export Corporation. We did not have any sales to related parties in our Chinese medicine segment in either period.

Total revenues for the first six months of fiscal 2014 decreased 2.7% as compared to the same period in fiscal 2013. Stevioside revenues, which comprised 79.3% and 76.1% of our revenues for the first six months of fiscal 2014 and fiscal 2013, respectively, increased by 1.4%, while revenues in our Chinese Medicine segment decreased by 15.8%. Within our Stevioside segment, revenues from sales to third parties decreased by 9.2% for the first six months of fiscal 2014 from the same period of fiscal 2013, while revenues from sales to a related party increased by 23.4% in the comparable period.

The revenues in Stevioside segment increased by 1.4% for the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 which is attributable to the increase in sales the related party. This modest increase in volume was offset by a decline in the unit sale price of our Stevioside products which decreased slightly as compared to the same period of prior year. The unit sale price declined as a result of the competitive market.  Additionally, we also generated revenue from the sale of our new products that were developed in the prior year which accounted for approximately 8.1% of total consolidated revenues.

The decrease of sales in Chinese Medicine segment is primarily due to an approximately 6.7% decrease in our selling price and a 10.5% increase in sales volume. This decrease was attributable to an oversupply of product in the market. We expect demand to increase in future quarters; however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

 The consolidated gross margin in the second quarter of fiscal 2014 decreased to 10.5%, compared to 16.3% for the same period in fiscal 2013. Gross margin on Stevioside segment decreased during the second quarter of fiscal 2014 to 3.8%, compared to 14.3% for the same period in fiscal 2013. The decrease was primarily due to the decrease in our sales price as discussed above and from an increase of approximately 12% in raw material costs used in the production of Stevioside. Additionally, in connection with the sale of our new products we recognized a gross loss of approximately $64,000 attributable to the allocation of fixed costs to low productions levels which contributed to our lower gross margins. We expect to recognize gross margins on our new products as we increase sales and increase production levels, The Chinese medicine gross margin increased to 36.5% in the second quarter of fiscal 2014, compared to 22.4% for the same period in fiscal 2013. This increase in gross margin was due primarily due to lower raw material costs during the period compared with the same period in the prior year. We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and the market has improved.

The consolidated gross margin for the first six months of fiscal 2014 decreased to 13.5%, compared to 18.6% for the same period in fiscal 2013. Gross margin on Stevioside segment decreased during the first six months of fiscal 2014 to 8.0%, compared to 17.1% for the same period in fiscal 2013. The decrease was primarily due to the increase of approximately 12.4% in cost of revenues. The Chinese medicine gross margin increased to 34.4% in the first six months of fiscal 2014, compared to 23.3% for the same period in fiscal 2013, due to similar reasons discussed above.

Total Operating Expenses

Total operating expenses for the second quarter of fiscal 2014 decreased by 29.6% from the comparable period in 2013. The decrease was primarily due to a decreased of $708,000 in general and administrative expenses (consisting of a decrease in stock-based compensation of $810,000, a decrease in management fees of $170,000 and a decrease in consulting fees of $78,500 offset by an increase in office expenses of $113,000, and salaries and wages of $86,000), and by a $93,000 increase in selling expenses which was attributable to an increase in marketing expenses related to our new products. Selling expenses as a percentage of revenues was 10.1% in the second quarter of fiscal 2014 as compared to 7.9% in the second quarter of fiscal 2013. The general and administrative expense as a percentage of revenue was 33.9% in the second quarter of fiscal 2014 as compared to 64.2% in the second quarter of fiscal 2013.

Total operating expenses for the first six months of fiscal 2014 decreased by 28.2% from the comparable period in 2013. The decrease was primarily due to a decrease of $584,000 in general and administrative expenses (consisting of decrease in stock-based compensation of $810,000 and a decrease in management fees of $400,000, offset by an increase in bad debt expenses of $300,000, office expense of $134,000, and salaries and wages of $70,000), and an increase in rent of $108,000) and a $78,800 increase in the selling expenses. Selling expenses as a percentage of revenues was 10.3% in the first six months of fiscal 2014 as compared to 8.6% in the same period of fiscal 2013. The general and administrative expense as a percentage of revenue was 32.5% in the first six months of fiscal 2014 as compared to 49.4% in the same period of fiscal 2013.

 Other Income (Expenses)

For the three and six months ended October 31, 2013, other (expense) income amounted to approximately ($12,200) and $82,265 as compared to other (expense) income of ($19) and $12,000 for the same period ended October 31, 2012. The decrease was primarily attributable to the increased interest expense. In March 18, 2013 we borrowed $809,822 (RMB 5,000,000) from a commercial bank under a loan due in March 2014. We used the proceeds for our working capital.

Net Loss

Net loss from operations in the second quarter of fiscal 2014 was $1.0 million, compared to $1.4 million in the same period in fiscal 2013. The decrease in net loss was primarily due to decrease in gross profit and operating expenses as discussed above.

Net loss from operations in the first six months of fiscal 2014 was $1.6 million, compared to $2.2 million for the same period in fiscal 2013. The decrease in net loss was primarily due to decrease in gross profit and operating expenses as discussed above.

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

At October 31, 2013, we had working capital of $4.5 million, including cash of $0.8 million, as compared to working capital of $5.0 million and cash of $0.5 million at April 30, 2013. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the fiscal year.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $0.7 million during the six months ended October 31, 2013. The days’ sales outstanding in accounts receivable decreased to 71 days as of October 31, 2013, as compared to 80 days as of July 31, 2013.

At October 31, 2013 inventories, net of reserve for obsolescence, totaled $4.2 million, as compared to $4.9 million as of April 30, 2013. The decrease is primarily due to decrease of finished goods inventory and a decrease in raw materials inventory in our stevioside business as we adjusted our production levels in anticipation of higher overseas and domestic demand in fiscal year 2014.

From time to time we received advances from related parties and advanced funds to related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the six months ended October 31, 2013, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Total
Balance due to related parties, April 30, 2013	$110,018	$64,386	$174,404
Working capital advances from related parties	-	249,220	249,220
Repayments	(195,624)	(313,606)	(509,230)
Effect of foreign currency exchange	1,293	-	1,293
Balance due from related parties, October 31, 2013	$(84,313)	$-	$(84,313)

(1)  The overpayment to Pharmaceutical Corporation was repaid November 2013.

Our accounts payable and accrued expenses were approximately $3.5 million at October 31, 2013, a decrease of $97,000 from April 30, 2013. The balance was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $510,000 during the first six months of fiscal 2014, as compared to net cash used in operating activities of $921,000 during the same period in fiscal 2013. The increase resulting from cash provided by operating activities was due primarily to $745,000 decrease in inventories, depreciation expense of $897,000, allowance of doubtful accounts of $173,000 offset by net loss of $1.6 million, $632,000 increase in accounts receivables for the sales to related party, $520,000 increase in prepaid expenses and other current assets related to advance payments for stevia raw materials.

Net cash used in operating activities was $0.9 million during the first six months of fiscal 2013, as compared to $1.8 million during the same period in fiscal 2012. The decrease resulting from cash used in operating activities was due primarily to a $0.9 million increase in accounts payable and accrued expenses due to purchases during the quarter coupled with a $0.8 million increase in non-cash stock compensation expense paid to employees in the second quarter of 2013.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $39,500 during the first six months of fiscal 2014, as compared to net cash used in $1.4 million for the same period in fiscal 2013. This was primarily due to $74,500 capital expenditures for property and equipment offset by $35,000 proceeds from loan.

Net cash used in investing activities amounted to $1.4 million during the first six months of fiscal 2013, as compared to $1.0 million for the same period in fiscal 2012. The increase was primarily due to $2.5 million in capital expenditures for property and equipment offset by $1.1 million in loan proceeds.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities amounted to less than $259,000 during the first six months of fiscal 2014, as compared to less than $13,000 for the same period in fiscal 2013. This was primarily due to repayments of advances from related party of $509,000 and $249,000 net proceeds advanced from related party.

Net cash used in financing activities amounted to $12,546 during the first six months of fiscal 2013, which represented repayments of advances from related party, with no comparable amount in fiscal 2012.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2013.

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

	October 31, 2013	April 30, 2013
	(Unaudited)
China	$795,469	$516,071
United States	4,614	1,035
Total	$800,083	$517,106

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us as a party, under which we have:

●	Any obligation under certain guarantee contracts,
●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position, and

●
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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2013.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of October 31, 2013 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the six months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2013 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2013 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 16, 2013	By:	/s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 16, 2013	By:	/s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer