Form 10-Q
period 2014-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2014-03-24
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [☒] No [  ]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [☒]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [☒]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [☒].

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 16, 2014 there were 173,882,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

ii

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned to review our Annual Report on Form 10-K for the year ended April 30, 2013 and our subsequent filings with the Securities and Exchange Commission.  We undertake no obligation to publicly update any foward-looking statements except as may be required by Federal securities laws.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2013 is referred to as “fiscal 2013” and the year ending April 30, 2014 is referred to as “fiscal 2014.”  Also, the three month period ending January 31, 2014 is our third quarter and is referred to as the “third quarter of fiscal 2014”. Likewise, the three month period ending January 31, 2013 is referred to as the “third quarter of fiscal 2013”.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Insert Financials

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$830,035	$517,106
Accounts receivable, net of allowance for doubtful accounts of $1,134,102 and $1,000,291, respectively	1,397,527	1,614,152
Accounts receivable - related party	644,448	1,239,222
Notes receivable	-	41,851
Loans receivable	-	43,614
Inventories, net	4,829,146	4,927,971
Prepaid expenses and other current assets	1,300,365	1,189,416
Total Current Assets	9,001,521	9,573,332

Investment in real estate held for resale	1,981,879	1,947,042
Property and equipment, net	14,936,633	15,725,384
Intangible assets, net	1,165,209	1,409,090
Land use rights, net	2,287,635	2,289,544
Total Assets	$29,372,877	$30,944,392

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,310,019	$3,626,117
Loan payable	-	804,829
Deferred grant income	764,614	-
Due to related party	220,883	174,404
Total Current Liabilities	4,295,516	4,605,350

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 173,882,803 shares issued and outstanding as of January 31, 2014 and April 30, 2013, respectively	173,883	173,883
Additional paid-in capital	33,479,529	33,479,529
Accumulated deficit	(14,539,152)	(12,829,706)
Accumulated other comprehensive income	5,963,101	5,515,336
Total Stockholders' Equity	25,077,361	26,339,042

Total Liabilities and Stockholders' Equity	$29,372,877	$30,944,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2014	2013	2014	2013

Revenues	$2,394,691	$1,798,944	$6,201,563	$6,091,339
Revenues - related party	833,657	171,547	2,567,648	1,576,463
Total revenues	3,228,348	1,970,491	8,769,211	7,667,802
Cost of revenues	2,549,994	1,572,761	7,344,223	6,212,586
Gross profit	678,354	397,730	1,424,988	1,455,216

Operating expenses:
Loss on disposition of property and equipment	-	209,194	-	209,194
Selling expenses	361,417	261,452	930,684	751,873
General and administrative expenses	818,861	737,802	2,621,703	3,551,722

Total operating expenses	1,180,278	1,208,448	3,552,387	4,512,789
Loss from operations	(501,924)	(810,718)	(2,127,399)	(3,057,573)

Other income (expenses):
Other income (expenses)	371,343	(20,204)	486,858	(15,553)
Interest (expenses) income	(35,481)	637	(68,731)	8,170

Total other income	335,862	(19,567)	418,127	(7,383)
Loss before income taxes	(166,062)	(830,285)	(1,709,272)	(3,064,956)

Income taxes expense	-	3,444	(174)	-
Net loss	$(166,062)	$(826,841)	$(1,709,446)	$(3,064,956)

Comprehensive loss:
Net loss	$(166,062)	$(826,841)	$(1,709,446)	$(3,064,956)
Foreign currency translation adjustment	30,286	11,377	447,765	74,779
Total comprehensive loss	$(135,776)	$(815,464)	$(1,261,681)	$(2,990,177)

Net loss per common share:
Net loss per share - basic and diluted	$(0.001)	$(0.005)	$(0.010)	$(0.018)
Weighted average common shares outstanding - basic and diluted	173,882,803	173,374,671	173,882,803	165,946,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,709,446)	$(3,064,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,346,728	1,240,136
Amortization of intangible assets	243,881	135,490
Amortization of land use right	43,090	42,022
Realized comprehensive loss	1,535	-
Loss on disposition of property and equipment	-	209,194
Stock issued for employee compensation	-	810,000
Stock issued for services	-	614,959
Inventory impairment change	-	(3,593)
Allowance for doubtful accounts	115,101	(91,648)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	170,984	982,660
Accounts receivable - related party	612,620	(175,178)
Inventories	185,685	(968,145)
Prepaid expenses and other current assets	(185,478)	(937,729)
Due from related party	-	(792,126)
Tax receivable	-	(135,966)
Accounts payable and accrued expenses	(391,893)	(263,390)
Deferred grant income	759,252	-
Taxes payable	110,144	(73,310)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,302,203	(2,471,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(273,794)	(2,677,493)
Increase in loan receivable	-	(1,718)
Proceeds from loan receivable	43,614	1,921,358
NET CASH (USED IN) INVESTING ACTIVITIES	(230,180)	(757,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(813,484)	-
Advance due to related party	-	351,873
Proceed from (repayment of) related party advances	43,052	(12,546)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(770,432)	339,327

EFFECT OF EXCHANGE RATE ON CASH	12,894	(495)
NET INCREASE (DECREASE) IN CASH	312,929	(2,890,601)
Cash at the beginning of year	517,106	2,958,895
Cash at the end of period	$830,035	$68,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$174	$35,092

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Intangible assets acquired from acquisition	$-	$1,625,874
Shares issued for acquisition	$-	$1,625,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

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
January 31, 2014

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
January 31, 2014

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2013 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the nine months ended January 31, 2014 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-	Qufu Natural Green;
-	Qufu Shengren;
-	Qufu Shengwang;
-	Sunwin Tech; and
-	Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the first nine months of fiscal year 2014, the Company had a net loss of approximately $1.7 million and net cash provided by operations of $1.3 million. At January 31, 2014, we had working capital of $4.7million, including cash of $830,000. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2014, we held $825,525 of our cash and cash equivalents with commercial banking institutions in the PRC, and $4,510 with banks in the United States. As of April 30, 2013, we held $516,071 of our cash and cash equivalents with commercial banking institution in PRC, and $1,035 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2014.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At January 31, 2014 and April 30, 2013, the allowance for doubtful accounts was $1,134,102 and $1,000,291, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At January 31, 2014 and April 30, 2013, the Company recorded a reserve for obsolete or slow-moving inventories of $971,178 and $954,108, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC Topic 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, for the three and nine months ended January 31, 2013, we recorded an impairment loss of $209,194 and $209,194, related to impairment of the carrying amounts certain machinery and equipment deemed unusable, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the FASB ASC 825-10-50-10 for disclosures regarding the fair value of financial instruments and have adopted ASC 820-10-35-37 to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC 820-10-35-37 did not have an impact on our financial position or operating results, but did expand certain disclosures.

ASC 820-10-35-37 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820-10-35-37 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at January 31, 2014 and April 30, 2013 amounted to $13,801 and $0, respectively, consisting primarily of VAT taxes payable.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

GRANT INCOME

Grants received from PRC government agencies are recognized as deferred grant income and recognized in the consolidated statements of operations as and when they are incurred for the specific research and development projects or general operation purpose for which these grants are received.

INCOME TAXES

We file federal and state income tax returns in the United States for our corporate operations, and file separate foreign tax returns for our Chinese subsidiaries. We account for income taxes under the provisions of ASC 740-10-30, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

BASIC AND DILUTED LOSS PER SHARE

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of us, subject to anti-dilution limitations. The following table presents a reconciliation of basic and diluted net income per ordinary share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net loss allocable to common shareholders for basic and diluted net loss per common share	$(166,062)	$(826,841)	$(1,709,446)	$(3,064,956)
Weighted average common shares outstanding - basic	173,882,803	173,374,671	173,882,803	165,946,391
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average common shares outstanding – diluted	173,882,803	173,374,671	173,882,803	165,946,391
Net loss per common share - basic	$(0.001)	$(0.005)	$(0.009)	$(0.018)
Net loss per common share - diluted	$(0.001)	$(0.005)	$(0.009)	$(0.018)

For the three and nine months ended January 31, 2014 and 2013, the effect of 26,666,666 outstanding common stock purchase warrants were anti-dilutive as we reported a net loss applicable to our common shareholders for both periods., and these outstanding purchase warrants re anti-dilutive as the exercise price of the warrants exceeded the average market price.  As a result, basic loss per share was equal to diluted loss per share for the three and nine months ended January 31, 2014 and 2013.

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
January 31, 2014

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

As of April 30, 2013	RMB 6.21 to $1.00
As of January 31, 2014	RMB 6.10 to $1.00

Nine months ended January 31, 2014	RMB 6.15 to $1.00
Nine months ended January 31, 2013	RMB 6.30 to $1.00

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January 31, 2014, we had $825,525 on deposit in China, which is not insured. We have not experienced any losses in such accounts through January 31, 2014.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $24,343 and $64,541 for the nine months ended January 31, 2014 and 2013, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of January 31, 2014, we are processing the deed and other legal documents for the apartment; the apartment units are expected to be delivered by the fourth quarter of fiscal year 2014. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance of approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us. As of January 31, 2014 and April 30, 2013, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of January 31, 2014 and April 30, 2013, investment in real estate held for resale amounted to $1,981,879 and $1,947,042, respectively.

NOTE 4 - INVENTORIES

At January 31, 2014 and April 30, 2013, inventories consisted of the following:

	January 31, 2014	April 30, 2013
	(Unaudited)
Raw materials	$1,149,987	$1,099,001
Work in process	863,664	659,631
Finished goods	3,786,673	4,123,447
	5,800,324	5,882,079
Less: reserve for obsolete inventory	(971,178)	(954,108)
	$4,829,146	$4,927,971

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

NOTE 5 - PROPERTY AND EQUIPMENT

At January 31, 2014 and April 30, 2013, property and equipment consisted of the following:

	Estimated Life	January 31, 2014	April 30, 2013
		(Unaudited)
Office Equipment	5-7 Years	$55,282	$48,741
Auto and Trucks	10 Years	936,520	907,480
Manufacturing Equipment	20 Years	12,083,165	11,687,057
Buildings	20 Years	10,401,306	10,192,769
Construction in Process		734,772	668,330
		24,211,045	23,504,377
Less: Accumulated Depreciation		(9,274,412)	(7,778,993)
		$14,936,633	$15,725,384

For the nine months ended January 31, 2014 and 2013, depreciation expense totaled $1,346,728 and $1,240,136, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the nine months ended January 31, 2014 and 2013, amortization expense amounted to $243,881 and $135,490, respectively.

            Intangible assets consisted of the following:

	Estimated Life	January 31, 2014	April 30, 2013
		(Unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(460,665)	(216,784)
Intangible Assets, net		$1,165,209	$1,409,090

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	January 31, 2014	April 30, 2013
		(Unaudited)
Land use right	41-65 Years	$2,605,862	$2,559,545
Less: accumulated amortization		(318,227)	(270,001)
		$2,287,635	$2,289,544

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the nine month ended January 31, 2014 and 2013, amortization expense amounted to $43,090 and $42,022, respectively.

NOTE 8 - LOAN RECEIVABLE

On December 22, 2010, we loaned $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc., and an affiliate of CDI our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest were due March 30, 2011. Principal balance of $305,459 was repaid and part of accrued interest of $171,720 was repaid to us by CDI China, Inc. during fiscal 2012 and 2013. As of January 31, 2014, CDI China, Inc. repaid all remaining principal balances and accrued interest.

NOTE 9 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party

At January 31, 2014 and April 30, 2013, we reported $644,448 and $1,239,222 in accounts receivable – related party, respectively.  Accounts receivable – related party reflected amounts due from Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, for merchandise that has been delivered. For the three months ended January 31, 2014 and 2013, related party revenues were $833,657 and $171,547, respectively. For the nine months ended January 31, 2014 and 2013, related party revenues were $2,567,648 and $1,576,463, respectively.

Due to (from) related parties

From time to time, we received advances from related parties and advanced funds to related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the nine months ended January 31, 2014, due to (from) related party activities consisted of the following:
	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Total
Balance due to related parties, April 30, 2013	$110,018	$64,386	$174,404
Working capital advances from related parties	305,509	249,220	554,729
Repayments	(195,624)	(313,606)	(509,230)
Effect of foreign currency exchange	980	-	980
Balance due from related parties, January 31, 2014	$220,883	$-	$220,883

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at January 31, 2014 and April 30, 2013 totaled $1,300,365 and $1,189,416, respectively. As of January 31, 2014, prepaid expenses and other current assets includes $929,656 of prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $178,274 for employee advances and a $192,435 deposit for renewing land use rights. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $608,920 as deposit for renewing the land use right. The deposit is required for the Center to do the appraisal of the land use right. In the fourth quarter of fiscal 2013 and in the third quarter of fiscal 2014, we received a refund of this deposit of $388,631 and $27,854, respectively.

As of April 30, 2013, prepaid expenses and other current assets includes $718,437 of prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $159,149 for employee advances; $95,413 of prepaid VAT and a $216,417 in a deposit for renewing land use rights.

 NOTE 11 – GRANT INCOME

Deferred grant income at January 31, 2014 and April 30, 2013 totaled $764,614 and $0, respectively. On January 26, 2014, we received grant funding of $1,146,921 (RMB 7,000,000), in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant term is for three years, from January 1, 2013 through December 2015. Deferred grant income is being amortized as an increase to other income and amortized over a 3-year period by straight line method from January of 2013.

NOTE 12 - LOAN PAYABLE

In March 18, 2013, we entered to a loan agreement for approximately $809,822 (RMB 5,000,000) with China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 7.8% per annum and the principal balance with accrued interest was due on March 17, 2014. We repaid the principal amounts of the loan with all accrued interest in January 2014.  At January 31, 2014 and April 30, 2013, loans payable amounted to $0 and $804,829, respectively.

NOTE 13 - STOCKHOLDERS' EQUITY

Common stock

At January 31, 2014, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 173,882,803 shares outstanding at January 31, 2014 and April 30, 2013, respectively.

Common stock purchase warrants

A summary of the changes to our outstanding stock warrants during the nine months ended January 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2013	26,666,666	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at January 31, 2014 (unaudited)	26,666,666	$0.35

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

Common stock purchase warrants (continued)

The following information applies to all warrants outstanding at January 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.35	26,666,666	0.01	$0.35	26,666,666	$0.35
	26,666,666		$0.35	26,666,666	$0.35

NOTE 14 - SEGMENT INFORMATION

       The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three and nine months ended January 31, 2014 and 2013; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2014 and 2013 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues:
Chinese medicine – third party	$713,896	$1,111,530	$1,862,718	$2,475,830
Chinese medicine – related party	-	-	-	-
Total Chinese medicine	713,896	1,111,530	1,862,718	2,475,830

Stevioside – third party	1,680,795	687,414	4,338,845	3,615,509
Stevioside – related party	833,657	171,547	2,567,648	1,576,463
Total Stevioside	2,514,452	858,961	6,906,493	5,191,972
Total segment and consolidated revenues	$3,228,348	$1,970,491	$8,769,211	$7,667,802

Interest income (expense):
Chinese medicine	$92	$1,667	$370	$1,733
Stevioside	(35,573)	(1,030)	(69,101)	4,719
Corporate and other	-	-	-	1,718
Total segment and consolidated interest income (expense)	$(35,481)	$637	$(68,731)	$8,170

Depreciation and amortization:
Chinese medicine	$31,963	$19,811	$77,996	$59,197
Stevioside	432,169	532,909	1,311,822	1,358,451
Corporate and other	81,294	-	243,881	-
Total segment and consolidated depreciation and amortization	$545,426	$552,720	$1,633,699	$1,417,648

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

(Loss) income before income taxes:
Chinese medicine	$98,689	$137,625	$47,689	$149,002
Stevioside	(238,493)	(806,192)	(1,705,763)	(1,495,243)
Corporate and other	(26,258)	(161,718)	(51,198)	(1,718,715)
Total consolidated (loss) income before income taxes	$(166,062)	$(830,285)	$(1,709,272)	$(3,064,956)

	January 31, 2014	April 30, 2013
Segment tangible assets:
Chinese medicine	$648,711	$644,073
Stevioside	14,287,922	15,081,311
Corporate and other	-	-
Total consolidated assets	$14,936,633	$15,725,384

NOTE 15 - COMMITMENTS AND CONTINGENCIES

We lease office and manufacturing space under leases in Shandong, China that expire through 2014.

All facilities related to traditional Chinese medicine segment are leased from Pharmaceutical Corporation, a related party. The term of this lease expired in October, 2012 and provides for annual lease payments of $23,400. We paid the rent for this facility in fiscal 2012 which was included in the management fee we paid to Pharmaceutical Corporation during fiscal 2012. After October 1, 2012 Pharmaceutical Corporation agreed to waive the lease payments.

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of April 30, 2014, we did not receive the deed and other legal documents for the apartment because the local government did not finish inspection; the company does not know when the apartment units can be delivered. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us. As January 31, 2014 and April 30, 2013, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of January 31, 2014 and April 30, 2013, investment in real estate held for resale amounted to $1,981,879 and $1,947,042, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

NOTE 16 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the nine months ended January 31, 2014 and 2013, customers accounting for 10% or more of the Company’s revenue were as follows:

	Net Revenues
	For the nine months ended January 31, 2014		For the nine months ended January 31, 2013
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd (1)	-	41.2%	-	46.0%
Guangdong Tengjun Veterinary Medicine Co., Ltd	-	-	11.6%	-
Total	-	41.2%	11.6%	46.0%

(1)	Qufu Shengwang Import and Export Trade Co., Ltd is a related party, a Chinese entity managed by our Chairman, Mr. Laiwang Zhang.

(ii)    Vendor Concentrations

For the nine months ended January 31, 2014 and 2013, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Net Purchases
	For the nine months ended January 31, 2014		For the nine months ended January 31, 2013
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	16.7%	-	38.1%	-
Qufu Longheng Materials Co., Ltd	18.7%	-	34.9%	-
Jiuquan Jiale Biotech Co., Ltd	-	-	-	20.0%
Gansu Fanzhi Biology Technology Co.,Ltd	17.2%	-	-	-
Qingdao Runhao Stevia Technology Co., Ltd	-	-	-	13.0%
Total	52.6%	-%	73.0%	33.0%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At January 31, 2014, we had $825,525 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through January 31, 2014.

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

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2014 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Three and nine months ended January 31, 2014 compared to the comparable period in 2013

 Our total revenues in the third quarter of fiscal 2014 increased by 63.8%, from the same period in fiscal 2013, while our gross margin increased to 21.0% from 20.2% compared to the same period in fiscal 2013. Our sales revenues, excluding revenues from related party, increased by 33.1% in the third quarter of fiscal 2014 as compared to the same period in fiscal 2013. Revenues from related parties increased 386.0% in the third quarter of fiscal 2014 from the comparable period in fiscal 2013. Our operating expenses in the third quarter of fiscal 2014 decreased by 2.3% from the comparable period in 2013. Our net loss for the third quarter of fiscal 2014 was $166,000, as compared to $827,000 for the same period in fiscal 2013.

Our total revenue for the first nine months of fiscal 2014 increased by 14.4% from the same period in fiscal 2013, while our gross margin decreased to 16.3% from 19.0% over the same period in fiscal 2013. Our sales revenues, excluding revenues from related party, increased by 1.8%, in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013. Our operating expenses during the first nine months of fiscal 2014 decreased by 21.3% compared with the same period in fiscal 2013. Our net loss for the first nine months of fiscal 2014 was $1.7 million, compared to $3.1million for the same period in fiscal 2013.

Our operating performance for the nine months ended January 31, 2014 was primarily driven by an expected increase in sales revenue attributable to increase export sales volume and our new product sales volume for higher grades stevia products in our Stevioside segment and lower revenues in our Chinese medicine segment. The increase of sales to related party is primarily due to the expansion of our international business and increase new product sales in higher grades stevia products. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to our certified related party Qufu Shengwang Import and Export Corporation. We did not have any sales to related parties in our Chinese medicine segment in either period.

Total revenues for the first nine months of fiscal 2014 increased 14.4% as compared to the same period in fiscal 2013. Stevioside revenues, which comprised 78.8% and 67.7% of our revenues for the first nine months of fiscal 2014 and fiscal 2013, respectively, increased by 33.0% while revenues in our Chinese Medicine segment decreased by 24.8%.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades which are needed in new product formulations we are developing to introduce to the U.S. and European food and beverage market, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected during the fiscal 2014 and 2013 periods. The increase of revenue in Stevioside segment is primarily due to a developing the domestic and international market. Stevia has been widely accepted by food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

The decrease in revenues in our Chinese medicine was primarily due to the depressing market which was caused by the significantly declined production of farms, negatively influencing the demand for our Chinese traditional medicine products since 2012. In addition, the suppliers of some large farms have innovated to operate on the integrative basis, and the monopolized use of medicine, both lead to the decreased demand to our products. Some big clients of ours have changed to produce their own Chinese herbal extracts products; therefore, the orders from those big clients have decreased significantly. Our current orders primarily are low-volume and have mix-varieties. The lost of high volume orders greatly impacted our total sales.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2014 and 2013:

January 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$713,896	100.0%	$2,514,452	100.0%	$-	3,228,348	100.0%
Cost of revenues	447,367	62.7%	2,102,627	83.6%	-	2,549,994	79.0%
Gross profit	266,529	37.3%	411,825	28.3%	-	678,354	21.0%

Total operating expenses	163,125	22.9%	990,895	39.4%	26,258	1,180,278	36.6%
Other income (expenses)	(4,715)	-%	340,577	13.5%	-	335,862	10.4%

Income (loss) before income taxes	$98,689	13.8%	$(238,493)	-9.5%	$(26,258)	$(166,062)	-5.1%

January 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$1,111,530	100.0%	$858,961	100.0%	$-	1,970,491	100.0%
Cost of revenues	957,389	86.1%	615,372	71.6%	-	1,572,761	79.8%
Gross profit	154,141	13.9%	243,589	28.4%	-	397,730	20.2%

Total operating expenses	16,631	1.5%	1,030,099	119.9%	161,718	1,208,448	61.3%
Other income (expenses)	115	-%	(19,682)	-2.3%	-	(19,567)	-1.0%

Income (loss) before income taxes	$137,625	12.4%	$(806,192)	-93.9%	$(161,718)	$(830,285)	-42.1%

The following table summarizes our results from operations for the nine month periods ended January 31, 2014 and 2013:

January 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$1,862,718	100.0%	$6,906,493	100.0%	$-	$8,769,211	100.0%
Cost of revenues	1,200,626	64.5%	6,143,597	89.0%	-	7,344,224	83.8%
Gross profit	662,091	35.5%	762,896	11.1%	-	1,424,987	16.3%

Total operating expenses	616,286	33.1%	2,768,430	440.1%	167,676	3,552,386	40.5%
Other income	1,883	-%	299,766	4.3%	116,478	418,127	4.8%

Loss before income taxes	$(47,689)	-2.6%	$(1,705,768)	-24.7%	$(51,198)	$(1,709,272)	-19.5%

January 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$2,475,830	100.0%	$5,191,972	100.0%	$-	$7,667,802	100.0%
Cost of revenues	2,003,326	80.9%	4,209,260	81.1%	-	6,212,586	81.0%
Gross profit	472,504	19.1%	982,712	18.9%	-	1,455,216	19.0%

Total operating expenses	323,736	13.1%	2,468,620	47.6%	1,720,433	4,512,789	58.9%
Other income	234	-%	(9,335)	-0.2%	1,718	(7,383)	-0.1%

Income (loss) before income taxes	$149,002	6.0%	$(1,495,243)	-28.8%	$(1,718,715)	$(3,064,956)	-40.0%

Revenues

Total consolidated revenues in the third quarter of fiscal 2014 increased 63.8% as compared to the same period in fiscal 2013. Stevioside revenues, which comprised 77.9% and 43.6% of our revenues for the third quarter of fiscal 2014 and fiscal 2013, respectively, increased by 192.7%, while revenues in our Chinese Medicine segment decreased by 35.7%. Within our Stevioside segment, revenues from sales to third parties increased by 144.5% in the third quarter of fiscal 2014 from the third quarter of fiscal 2013, while revenues from sales to a related party increased by 386.0% in the comparable period. The increase of sales to related party is primarily due to the expansion of our international business and increase new product sales in higher grades stevia products. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to our certified related party Qufu Shengwang Import and Export Corporation. We did not have any sales to related parties in our Chinese medicine segment in either period.

Total revenues for the first nine months of fiscal 2014 increased 14.4% as compared to the same period in fiscal 2013. Stevioside revenues, which comprised 78.8% and 67.7% of our revenues for the first nine months of fiscal 2014 and fiscal 2013, respectively, increased by 33.0%, while revenues in our Chinese Medicine segment decreased by 24.8%. Within our Stevioside segment, revenues from sales to third parties increased by 20.0% for the first nine months of fiscal 2014 from the same period of fiscal 2013, while revenues from sales to a related party increased by 62.9% in the comparable period.

The revenues in Stevioside segment increased by 33.0% for the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 which is attributable to the increase by 62.9% in sales the related party and increase by 27.2% in sales volume was offset by a decline in the unit sale price of our Stevioside products which decreased as compared to the same period of prior year. The unit sale price declined as a result of the competitive market. Particularly, the unit sale price of new product declined approximately 20%.  We generated revenue from the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 2.9% of total Stevioside segment revenues. Additionally, we also generated revenue from the sale of our new products that were developed in the prior year which accounted for approximately 8.0% of total consolidated revenues.

The decrease of sales in Chinese Medicine segment is primarily due to an approximately 6.7% decrease in our selling price and a 10.5% increase in sales volume. This decrease was attributable to an oversupply of product in the market. We expect demand to increase in future quarters; however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

 The consolidated gross margin in the third quarter of fiscal 2014 increased to 21.0%, compared to 20.2% for the same period in fiscal 2013. Gross margin on Stevioside segment decreased during the third quarter of fiscal 2014 to 16.4%, compared to 28.4% for the same period in fiscal 2013. The decrease was primarily due to the decrease in our sales price as discussed above and from an increase of approximately 12% in raw material costs used in the production of Stevioside. Additionally, in connection with the sale of our new products we recognized a gross loss of approximately $60,000 attributable to the allocation of fixed costs to low productions levels which contributed to our lower gross margins. We expect to recognize gross margins on our new products as we increase sales and increase production levels, The Chinese medicine gross margin increased to 37.3% in the third quarter of fiscal 2014, compared to 13.9% for the same period in fiscal 2013. This increase in gross margin was due primarily due to lower raw material costs during the period compared with the same period in the prior year.  We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and the market has improved.

The consolidated gross margin for the first nine months of fiscal 2014 decreased to 16.3%, compared to 19.0% for the same period in fiscal 2013. Gross margin on Stevioside segment decreased during the first nine months of fiscal 2014 to 11.1%, compared to 18.9% for the same period in fiscal 2013. The decrease was primarily due to the increase of approximately 46.0% in cost of revenues. The Chinese medicine gross margin increased to 35.5% in the first nine months of fiscal 2014, compared to 19.1% for the same period in fiscal 2013, due to similar reasons discussed above.

Total Operating Expenses

Total operating expenses for the third quarter of fiscal 2014 slightly decreased by 2.3% from the comparable period in 2013. The decrease was primarily due to a decrease of $209,000 in loss on disposition of equipment, a decrease of $188,000 in stock based compensation, offset by an increase of $269,000 in general and administrative expenses (consisting an increase in office expense of $118,000, an increase in salaries and wages of $130,000 and an increase in meal and entertainment of $51,000) and an increase of $100,000 in selling expenses which was attributable to an increase in marketing expenses related to our new products. Selling expenses as a percentage of revenues was 11.2% in the third quarter of fiscal 2014 as compared to 13.3% in the third quarter of fiscal 2013. General and administrative expenses as a percentage of revenues were 25.4% in the third quarter of fiscal 2014 as compared to 28.0% in the third quarter of fiscal 2013.

Total operating expenses for the first nine months of fiscal 2014 decreased by 21.3% from the comparable period in 2013. The decrease was primarily due to a decrease of $315,000 in general and administrative expenses (consisting a decrease in compensation paid to administrative management and certain of our employees of $810,000, a decrease in management fees of $429,000, offset an increase in bad debt of $386,000, an increase in office expense of $147,000, an increase in amortization  expenses of $144,000 and an increase in rent of $142,000); a decrease of $209,000 in loss on disposition of equipment and an decrease of $615,000 in stock based compensation, and offset by a $178,800 increase in the selling expenses. Selling expenses as a percentage of revenues was 10.6% in the first nine months of fiscal 2014 as compared to 9.8% in the same period of fiscal 2013. The general and administrative expense as a percentage of revenue was 29.9% in the first nine months of fiscal 2014 as compared to 38.3% in the same period of fiscal 2013.

Other Income (Expenses)

For the three months ended January 31, 2014, other income amounted to approximately $336,000 as compared to other expense of ($19,600) for the same period ended January 31, 2013. For the three months ended January 31, 2014, other income was primarily attributable to grant income of $382,000 related to a local PRC grant received in January 2014 of approximately $1,146,921 (RMB7,000,000), offset the increased interest expense. In March 18, 2013, we borrowed $809,822 (RMB 5,000,000) from a commercial bank under a loan and we paid off in the third quarter of fiscal 2014. We used the proceeds for working capital.

For the nine months ended January 31, 2014, other income amounted to approximately $418,000 as compared to other expense of ($7,400) for the same period ended January 31, 2013. The increase was primarily attributable to refund of a customs tariff during the nine months ended January 31, 2014 and an increased of grant income we discussed above.

Net Loss

Net loss for the third quarter of fiscal 2014 was approximately $166,000, compared to $827,000 in the same period in fiscal 2013. The decrease in net loss was primarily due to an increase in gross profit and grant income, and offset a decrease in operating expenses as discussed above.

Net loss from operations in the first nine months of fiscal 2014 was $2.1 million, compared to $3.1 million for the same period in fiscal 2013. The decrease in net loss was primarily due to decrease in gross profit and operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2014, we had working capital of $4.7 million, including cash of $830,000, as compared to working capital of $5.0 million and cash of $517,000 at April 30, 2013. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the fiscal year.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $811,000 during the nine months ended January 31, 2014. The days’ sales outstanding in accounts receivable decreased to 67 days as of January 31, 2014, as compared to 71 days as of October 31, 2013.

At January 31, 2014 inventories, net of reserve for obsolescence, totaled $4,829,000, as compared to $4,928,000 as of April 30, 2013. The decrease is primarily due to decrease of finished goods inventory and an increase in raw materials inventory in our stevioside business as we adjusted our production levels in anticipation of higher overseas and domestic demand in fiscal year 2014.

From time to time we received advances from related parties and advanced funds to related parties for working capital purposes. The advances bear no interest and are payable on demand.  For the nine months ended January 31, 2014, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Total
Balance due to related parties, April 30, 2013	$110,018	$64,386	$174,404
Working capital advances from related parties	305,509	249,220	554,729
Repayments	(195,624)	(313,606)	(509,230)
Effect of foreign currency exchange	980	-	980
Balance due to related parties, January 31, 2014	$220,883	$-	$220,883

Our accounts payable and accrued expenses were approximately $3.3 million at January 31, 2014, a decrease of $316,000 from April 30, 2013. The change was primarily due to the timing of payments for payable balances related to raw material purchases made in the ordinary course of business.

Deferred grant income at January 31, 2014 and April 30, 2013 totaled $764,614 and $0, respectively. On January 26, 2014, we received grant funding of $1,146,921 (RMB 7,000,000), in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant term is for three years, from January 1, 2013 through December 2015. Deferred grant income is being amortized as an increase to other income and amortized over a 3-year period by straight line method from January of 2013.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $1,302,000 during the first nine months of fiscal 2014, as compared to net cash used in operating activities of $2,472,000 during the same period in fiscal 2013. For the nine months ended January 31, 2014, cash flows provided by operations was primarily attributable to a decrease in account receivable of $171,000, a decrease in accounts receivables for the sales to related party of $613,000 and an increase in deferred grant income of $759,000 offset be a decrease in accounts payable and accrued expenses of $392,000.

Net cash used in operating activities was $2.5 million during the first nine months of fiscal 2013. For the nine months ended January 31, 2013, net cash used in operating activities was attributable to an increase in accounts receivable – related party of $175,000, an increase in inventories of $968,000, an increase in prepaid and other current assets of $938,000, an increase in due from related party of $792,000, an increase in tax receivable of $136,000 and a decrease in accounts payable and accrued expenses of $263,000 offset by a decrease in accounts receivable of $983,000 due to cash collection during the quarter.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $230,200 during the first nine months of fiscal 2014, as compared to net cash used in $757,900 for the same period in fiscal 2013. During the first nine months of fiscal 2014, we used cash of $273,800 for the purchase of property and equipment offset by $43,600 in proceeds received from loan receivable.

Net cash used in investing activities amounted to $0.8 million during the first nine months of fiscal 2013. During the first nine months of fiscal 2013, we used cash of $2,677,000 for the purchase of property and equipment offset by $1,921,000 in proceeds received from loan receivable.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities amounted to approximately $770,400 during the first nine months of fiscal 2014, as compared to net cash provided by approximately $339,000 for the same period in fiscal 2013.

During the first nine months of fiscal 2014, we used cash of $813,000 for the repayment of short-term loan payable offset by cash received of $43,000 from related party advances.

Net cash provided by financing activities amounted to $339,000 during the first nine months of fiscal 2013 and primarily related to proceeds received of $351,900 from related party working capital advances offset by the repayment of related party advances of $12,500.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2014.

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

	January 31, 2014	April 30, 2013
	(Unaudited)
China	$825,525	$516,071
United States	4,510	1,035
Total	$830,035	$517,106

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our consolidated financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2014.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of January 31, 2014 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the nine months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* - Filed herewith.
** - In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 24, 2014	By:	/s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 24, 2014	By:	/s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer