Form 10-K
period 2014-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2014-07-29
CIK 806592

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓] No [ ]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [✓] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [✓].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value on October 31, 2013 was $15,215,567.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 28, 2014 there were 173,882,803 shares of the registrant's common stock issued and outstanding.

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

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders;
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Our dependence on our corporate management services in the preparation of our financial statements and reports we file with the SEC;
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC bulletin board, and is considered a “penny stock;” and
-	The impact on our stock price due to future sales of restricted stock held by existing shareholders.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2013 is referred to as “fiscal 2013”, the fiscal year ended April 30, 2014 is referred to as “fiscal 2014”, and the coming fiscal year ending April 30, 2015 is referred to as “fiscal 2015.”

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

During fiscal 2014 and 2013, our operations were organized into two operating segments related to our product lines:

-	Stevioside, and
-	Chinese medicines.

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal years 2014 and 2013, our Stevioside segment generated revenues of $10.4 million and $7.2 million, representing 81% and 73% of our total consolidated revenues, respectively.

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

In March 2014, we entered an exclusively 5-year distribution agreement with Qingdao Dongfang Tongxiang International Trading Co., Ltd, and authorized them to use the trademark “OnlySweet” to sell the Company’s Stevia products.

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor foreign trade companies. Our top 10 customers accounted for 60.3% of our sales in the Stevioside segment in fiscal 2014. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd. accounted for 28.8% of our stevioside sales in fiscal 2014. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products.  We control the default risk by conducting due diligence on the customers’ credit record before acceptance of a purchase order.

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

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries. We generated $937,825 revenue  from producing over 10.6 tons of A3-99 in fiscal 2014.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries. We generated $205,458 revenue from producing over 3.6 tons of Enzyme treated stevia in fiscal 2014.

We set our production schedules based on the market demand and our capacity. Our total stevioside production capacity is approximately 800 metric tons annually which we believe is sufficient to meet demand.  In fiscal 2014, we manufactured approximately 311 metric tons of stevioside, an increase of 79 metric tons from the prior year, to better supply the market demand.

CHINESE MEDICINE SEGMENT

In our Chinese medicine segment, we manufacture and sell traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2014 and 2013, this segment generated revenues of $2.4 million and $2.6 million, representing 19% and 27% of our total consolidated revenues, respectively.

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

We manufactured and sold approximately 204 different extracts in fiscal 2014, compared to 189 different extracts in fiscal 2013. These extracts, can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. In both fiscal years 2014 and 2013, no single customer represented more than 10% of our total revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. We deliver upon the acceptance of a purchase order with no deposit required. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers’ credit record before acceptance of a purchase order.

Sources and Availability of Raw Materials – Chinese Medicines

We purchase raw materials for our traditional Chinese medicine formula extracts on the open market at market prices.  The prices of raw materials for Chinese medicines fell back to and steadily stay on the downward track since fiscal 2012 due to effective measures by Chinese governments to tame speculations on raw materials and the increase of market supply from harvest season.

In fiscal 2014, our top five suppliers represented approximately 51.2% of our purchases of raw materials used in our Chinese medicine segment, including Shandong Heze Zhongshun Pharmaceutical Co., Ltd., Gansu Fanzhi Bio Tech Co., Ltd and Qufu Longheng Fuel Material Co., Ltd. respectively accounting for 10.1%, 11.4% and 14.2% of our total supply purchase. In fiscal 2013, our top five suppliers represented approximately 48.78% of our purchases of raw materials used in our Chinese medicine segment, including Shandong Heze Zhongshun Pharmaceutical Co., Ltd. and Qufu Longheng Fuel Material Co., Ltd. respectively accounting for 16.63% and 14.87%.

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

NEW PRODUCT DEVELOPMENT

    We engage in new product development both through our internal research facilities, industry consultants and specialists to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand.  In partnership with a number of research facilities in the PRC including:

-	Tianfulai Bio-Tech Technology Co., Ltd. (Beijing), where we are seeking to develop the traditional Chinese medicine polysaccharide anthone extract powder for forage;
-	Beijing Medical University and China Agriculture University; and
-	Shandong Chinese Medicine University.

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2014 and fiscal 2013 we spent $1.5 million and $0.1 million, respectively, on research and development.

In addition, as part of WILD Flavors’ investment in our company, WILD Flavors provided product development services as part of a broader services agreement with Sunwin USA LLC as discussed later in this section.

In fiscal 2014, we launched a new product line which help us to provide RA 99 products and enzyme treated stevia products, which is well accepted in the food and medicine industry.

In fiscal 2014, we transferred $1.4 million inventory to Shandong Chinese Medicine University for the research collaboration project with Professor Jingzhen Tian, the project is named “development and research on new kinds of stevia for pharmaceutical use”, and this project is related to total grant we received in January 2014 of approximately $1,146,921 (RMB7,000,000).

Competition

Our subsidiaries and the business segments operate with unique challenges and extensive competition.

Stevioside.  There are approximately 30 stevioside manufacturers operating on a continuing basis in China. Our primary competitors in the stevioside market are Ganzhou Julong High Technology Food Industry Co., Ltd., GLG Live Tech Corp. and PureCircle Limited. While these competitors have production capacity similar to ours, we believe we are able to compete effectively with them based on our production capabilities and product quality. In addition, other companies periodically enter the market depending upon demand. These intermittent producers may choose to stop production when raw materials are not readily available in the marketplace. The sporadic oversupply of product from these competitors can adversely affect our market share. Furthermore, if demand wanes these competitors may reduce the price of their products, which can adversely affect market prices. In addition to competing with other Chinese companies, we also compete with foreign growers and processors.

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

WILD Flavors and Sunwin USA

On February 5, 2009, we entered into a securities purchase agreement with WILD Flavors to purchase 20,000,000 shares of our common stock at $0.15 per share together with five year warrants to purchase 26,666,666 shares of our common stock with an exercise price of $0.35 per share.  In connection with the securities purchase agreement we paid fees of $100,000 in cash and 1,000,000 shares of our common stock and paid legal fees of $10,000.   We used the net proceeds from this transaction for expansion of our production facilities in China and general corporate purposes. In February 2014, the warrants expired were cancelled.

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

As a U.S. based company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, and the State Administration of Foreign Exchange (“SAFE”).

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

In addition, on November 18, 2008, we entered into a second amendment to the stock sale and purchase agreement to reduce the total number of shares of common stock to be purchased by Shandong Group from 29,525,776 shares to 19,175,480 shares at $0.21 per share. As a result of the second amendment, we cancelled 10,350,296 shares of our common stock issued to Shandong Group, reduced the amount due from Shandong Group by $2,173,562 reflecting the difference between the purchase price under the first amendment and the purchase price for the shares under the second amendment and eliminated the requirement for the earnings target amount provided for in the first amendment.  In satisfaction of this term, the purchase was completed by Shandong Group’s delivery of the 60% interest in Qufu Shengwang. The 19,175,480 shares of common stock purchased by Shandong Group represented approximately 22% of the issued and outstanding shares of our common stock prior to completion of the transaction.

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

                  On September 30, 2011, Qufu Shengwang purchased the 40% equity interest in Qufu Shengwang owned by our Korean partners, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of April 30, 2012 has been eliminated to reflect our 100% interest in Qufu Shengwang. Qufu Shengwang has resumed production in the last quarter of fiscal 2014 for the products including bio-fermentation bacterial fertilizers, foliar fertilizers, and biological pesticides.

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

EMPLOYEES

As of July 9, 2014, we have 203 full time employees. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

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

RISKS RELATED TO OUR COMPANY

OUR FUTURE REVENUES DEPEND UPON CONTINUED MARKET ACCEPTANCE OF OUR STEVIOSIDE PRODUCTS AND APPLICATION OF STEVIOSIDE IN MAINSTREAM CONSUMER PRODUCTS.

    Currently we derive a majority of our revenue from the sale of stevioside and stevioside based products, and we expect this will continue for the foreseeable future.  If manufacturers and producers of products that use stevioside as a sweetener do not increase their purchases and the market does not continue to accept these products, our revenues will decline significantly, which would negatively affect our results of operations, financial condition and cash flows.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevia used to make stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our cost of sales as a percentage of revenues was 81% in fiscal 2014 and 79% in fiscal 2013, and we may experience significantly higher costs in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential raw material price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. In fiscal 2014 the effect of the foreign exchange transaction was $0.4 million and in fiscal 2013 it was $0.9 million. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

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

Although our Chief Financial Officer and members of our accounting staff have significant experience with the application of accounting principles and the relevant financial regulations applicable to enterprises established in the PRC, these individuals have limited experience in the application of U.S. GAAP.  Since 2005, CDI has been providing various accounting and other corporate management services to us and we are materially dependent upon this firm to assist us in the preparation of our financial statements and reports we file with the Securities and Exchange Commission. If we were to lose the services of CDI, or any similar firm which we may engage in the future, our ability to prepare our financial statements in conformity with U.S. GAAP and to timely file our annual and quarterly reports with the Securities and Exchange Commission would be materially and adversely impacted.  If we are unable to properly and timely file these reports, our common stock would be removed from quotation on the OTC Bulletin Board and we could become subject to an enforcement action by the Securities and Exchange Commission.

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

At July 28, 2014 we had 173,882,803 shares of common stock outstanding, of which approximately 62,295,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

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

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase 30 apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325). The apartment units are expected to be delivered by December 30, 2014.  We prepaid 30% of the purchase price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the purchase price, or approximately $1,195,162, was paid in December 2011, with the balance, or approximately $478,066, upon completion of the ownership documents and transfer of the apartment units to us.

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

	High	Low
Fiscal 2013
May 1, 2012 through July 31, 2012	$0.30	$0.13
August 1, 2012 through October 31, 2012	$0.25	$0.13
November 1, 2012 through January 31, 2013	$0.30	$0.16
February 1, 2014 through April 30, 2013	$0.24	$0.14

Fiscal 2014
May 1, 2013 through July 31, 2013	$0.18	$0.13
August 1, 2013 through October 31, 2013	$0.21	$0.12
November 1, 2013 through January 31, 2014	$0.14	$0.07
February 1, 2014 through April 30, 2014	$0.18	$0.08

On July 28, 2014, the last reported sale price of the common stock on OTC Bulletin Board was $0.23 per share. As of July 28, 2014 there were 753 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years 2014 and 2013 should be read in conjunction with the consolidated financial statements and footnotes,  and other information presented elsewhere in this Form 10-K.

OVERVIEW

                We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During fiscal years 2014 and 2013 our operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese medicine.

Recent Developments

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries.

In March 2014, we entered an exclusively 5-year distribution agreement with Qingdao Dongfang Tongxiang International Trading Co., Ltd, and authorized them to use the trademark “OnlySweet” to sell our Stevia products.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries.

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

Our Performance

Our revenues totaled $12.9 million in fiscal 2014, an increase of 31.3% as compared with fiscal 2013, while our gross margin decreased slightly to 18.7% from 21.0% primarily due to the higher cost for adoption of the new technology and the adjustment of the products structure. Our total operating expenses in fiscal 2014 increased by approximately $224,000 or 3.9% compared to fiscal 2013 primarily due to an increase of approximately $1.4 million in research and development expenses and an increased of approximately $252,000 or 26.1% in selling expenses, offset a decrease of approximately $572,000, or 14.8% in general and administrative expenses, and a decrease of approximately of $615,000 in stock based consulting expense, as well as a decrease of approximately $210,000 loss on disposition of property and equipment.  Our net loss for fiscal 2014 was $3.1 million, compared to $4.0 million in fiscal 2013.

Our operating performance for fiscal 2014 was primarily driven by an increase of 45.3% in sales revenue from our stevia products in our Stevioside segment and a slightly lower revenue in our Chinese medicine segment.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for fiscal 2014. The increase of revenue in Stevioside segment is primarily due to an increasing demand from the developing domestic and international market. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

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

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2015 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

  Some of the recent favorable observations related to the stevia markets in fiscal 2014 include:

•	Chinese domestic food and beverages, particularly herbal tea manufacturers and the pharmaceutical industry, have increased the use of steviosides;
•	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia;
•
The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts will lead to sustainable growth in stevia sales volume in the future; and

•	A new stevia extraction line was finished in December 2012. This new line will add additional 500 metric tons to our current annual production capacity;

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2014 and 2015. During fiscal 2014, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2015. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2015.

GOING CONCERN

For the year ended April 30, 2014 and 2013, the Company has incurred a net loss of approximately $3.1 million and $4.0 million, respectively. As of April 30, 2014, the Company also has accumulated deficit of approximately $15.9 million and its cash and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies to raise cash balance and meet operating needs. Management intends to make every effort to identify and develop sources of funds.

RESULTS OF OPERATIONS

The following table summarizes our results of operations in fiscal 2014 and fiscal 2013.  The percentages represent each line item as a percent of revenues:

For the Year Ended April 30, 2014
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,429,468	100.0%	$10,444,189	100.0%	$-	$12,873,657	100.0%
Cost of goods sold	1,584,147	65.2%	8,880,779	85.0%	-	10,464,926	81.3%
Gross profit	845,321	34.8%	1,563,410	15.0%	-	2,408,731	18.7%
Research and development expenses	-	-%	(1,488,969)	(14.3)%	-	(1,488,969)	(11.6)%
Other operating expenses	(920,478)	(37.9)%	(3,411,964)	(32.7)%	(168,276)	(4,500,718)	(35.0)%
Other income	23,016	0.9%	375,641	3.6%	116,478	515,135	4.1%
Loss before income taxes	$(52,141)	(2.2)%	$(2,961,882)	(28.4)%	$(51,798)	$(3,065,821)	(23.8)%

For the Year Ended April 30, 2013
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,614,672	100.0%	$7,187,856	100.0%	$-	$9,802,528	100.0%
Cost of goods sold	1,862,545	71.2%	5,883,031	81.8%	-	7,745,576	79.0%
Gross profit	752,127	28.8%	1,304,825	18.2%	-	2,056,952	21.0%
Research and development expenses	-	-%	(120,620)	(1.2)%	-	(120,620)	(1.2)%
Loss on disposal of property and equipment	-	-%	(209,500)	(2.9)%	-	(209,500)	(2.1)%
Other operating expenses	(551,494)	(21.1)%	(3,151,142)	(44.3)%	(1,733,205)	(5,435,841)	(55.5)%
Other income (expense)	7,246	0.3%	(275,293)	(3.8)%	2,916	(265,131)	(2.7)%
Income (loss) before income taxes	$207,879	8.0%	$(2,451,730)	(38.4)%	$(1,730,289)	$(3,974,140)	(40.5)%

Revenues

Total revenues in fiscal 2014 increased by $3.1 million, or 31.3%, as compared to fiscal 2013. Stevioside revenues, which accounts for 81.1% and 73.3% of our total revenues in fiscal 2014 and fiscal 2013, respectively, increased by $3.3 million, or 45.3%, while Chinese medicine revenues slightly decreased by $0.2 million.

 Within our Stevioside segment, revenues from sales to third parties increased by 43.8% and sales to the related party increased by 48.0% in fiscal 2014, as compared to fiscal 2013. The increase of sales to related party is primarily due to the expansion of our international business and an increase in new product sales of higher grades stevia products. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to our certified related party Qufu Shengwang Import and Export Corporation. In addition, new launched products including A3-99 and enzyme treated stevia have been well accepted by the market. Even though the demand growth for our intermediate and higher grade stevia products was slower than anticipated in international markets, especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, we produced 311 metric tons of stevioside for fiscal 2014 as compared to 232 metric tons in fiscal 2013. We generated revenue from the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 1.9% of total Stevioside segment revenues. Additionally, we also generated revenue from the sale of our new products that were developed in the prior year which accounted for approximately 11.6% of total consolidated revenues.

Our unit sale price fluctuated from month to month in fiscal 2014, which was mainly affected by the market environment; the average unit sale price is relatively stable compare to fiscal 2013. However, with the restructure of our product line, the sales of our low grade stevia products significantly changed in fiscal 2014, the sales revenue of A3-40 products decreased by 72.5%. On the contrary, the sales of A3-50 products increased by more than 600%. Our new developed products generated more than 11.6% of total consolidated revenue, but it also affected the sales of some of our original products. For instance, the revenue of A3-95 products and A3-98 products decreased by 49.9% and 46.2% respectively; meanwhile, our newly launched A3-99 product, which is currently the highest grade stevia in the market generated more than $910,000 revenue which is approximately $463,000 more than the reduction of sales generated from A3-95 and A3-98 products.

The slightly decrease of sales in Chinese Medicine segment is primarily due to a slight decrease in our sales volume, which was attributable to an oversupply of product in the market. The unit price remains stable compared to fiscal 2013. We expect demand to increase in the future; however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

 Cost of revenues in fiscal 2014 increased by $2.7 million, or 35.1%, compared to fiscal 2013. The increase in cost of revenues was primarily due to an increase in sale volume. Gross margin on Stevioside segment for fiscal 2014 was 15.0%, as compared to 18.2% for fiscal 2013. The lower gross margins for Stevioside was primarily due to the higher cost of adoption of our high-efficiency product line and the higher costs of raw materials, as well as increased competition in both the domestic and international markets which resulted in having to charge lower prices for our products to remain competitive. Gross margin on Chinese Medicine was 34.8% in fiscal 2014, compared to 28.8% in fiscal 2013. The higher gross margin for Chinese Medicines was primarily due to lower raw material costs during the period compared with the same period in the prior year.  We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for fiscal 2014 was 18.7%, as compared to 21.0% in fiscal 2013.

Total Selling Expenses

We had an increase of approximately $252,000 in selling expenses. The increase was primarily due to the approximately $107,000 increase in shipping and freight and an increase of $82,000 in distributor conference costs.

Total General and Administrative Expenses and Loss on Disposition of Property and Equipment

 Our general and administrative expenses and loss on disposition of property and equipment for fiscal 2014 decreased by approximately $1,397,000, or 29.9% from fiscal 2013. The decrease was primarily due to a decrease of $210,000 in loss on disposition of equipment, a decrease of $810,000 in stock based compensation to employees, a decrease of $615,000 in stock based paid primarily for consulting services, and a decrease of $531,000 in general and administrative expenses, which included a decrease of $448,000 in management fees paid to Pharmaceutical Corporation, a $456,000 decrease in property insurance and a $143,000 decrease in consumable supply purchases, offset by an increase of approximately $309,000 in bad debt expense, and a $182,000 increase in salaries and wages.

Included in our general and administrative expenses for fiscal 2014 and 2013 was $2,628 and $450,631 of management fees paid to Pharmaceutical Corporation, respectively. These fees are for the administrative management of our operations and includes compensation payable to certain of our employees. As described elsewhere herein, Pharmaceutical Corporation is controlled by Mr. Zhang, our President and Chairman.

Research and Development Expenses

For the year ended April 30, 2014, our research and development expensed amounted to $1,488,969 as compared to $120,620 for the year ended April 30, 2013. The increase of approximately $1.4 million was from the inventory that were transferred to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the project named “development and research on new kinds of stevia for pharmaceutical use”, this project is related to total grant we received in January 2014 of approximately $1,146,921 (RMB7,000,000).

Other Income (Expense)

For the year ended April 30, 2014, other income amounted to approximately $515,000, an increase of $780,000 as compared to other expense of ($265,000) for the year ended April 30, 2013. The increase was primarily attributable to the recognition of grant income of $506,300 related to a local PRC grant received in January 2014 of approximately $1,146,921 (RMB7,000,000), and a decrease of approximately $85,000 in inventory impairment, offset by an increase of $58,000 in interest expenses due to an $811,794 (RMB5,000,000) short-term loan we borrowed from China Construction Bank and an increase of $35,000 in interest expenses for the $1,298,870 (RMB8,000,000) advance, which was provided by Qufu Rural Credit Cooperatives through Pharmaceutical Corporation, a related party.

 Net Loss

Net loss in fiscal 2014 was $3.1 million, compared to $4.0 million in fiscal 2013. The decrease was primarily due to lower general and administrative expenses offset by higher research and development expenses and slightly higher gross profits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At April 30, 2014, we had working capital of $3.3 million, including cash of $1.2 million, as compared to working capital of $5.0 million and cash of $0.5 million at April 30, 2013. The approximate 0.7 million increase in our cash at April 30, 2014 from April 30, 2013 is primarily attributable to net cash provided by operating activities, which we generated revenue from increasing sales in domestic and international market during fiscal 2014. Furthermore, we always try to decrease the inventory on hands to shorten the inventory turnover and account receivable turnover. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $112,000 during fiscal 2014. The days for sales outstanding in accounts receivable decreased to 84 days as of April 30, 2014, as compared to 106 days as of April 30, 2013.

At April 30, 2014 inventories, net of reserve for obsolescence, totaled $3.3 million, as compared to $4.9 million as of April 30, 2013. The decrease is primarily due to increase of sales in our stevioside business as we adjusted our production levels in anticipation of high level product demand and higher overseas demand.

Our accounts payable and accrued expenses were $3.5 million at April 30, 2014, a decrease of approximately $81,000 from April 30, 2013. The balance was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY/ USED IN OPERATING ACTIVITIES:

Net cash provided by operating activities was $1.3 million in fiscal 2014, as compared to net cash used in $2.0 million in fiscal 2013. The increase resulting from cash provided by operating activities was due primarily to a $1.7 million decrease in inventory, approximately $633,000 increase in deferred grant income, $297,000 decrease in accounts receivable from related party and $178,000 increase in taxes payables. We also used approximately $556,000 in accounts receivable and notes from third parties, and used $193,000 in accounts payable and accrued expenses.

Net cash used in operating activities was $2.0 million in fiscal 2013, as compared to net cash used of $3.9 million in fiscal 2012. The decrease resulting from cash used in operating activities was due primarily to a $0.8 million increase in accounts receivable and notes receivable due to cash collection coupled with a $0.8 million and 0.6 million increase in non-cash stock compensation expense paid to employees and constants, respectively. In fiscal 2013, we also had $0.5 million increase in prepaid expenses and other current assets, $0.7 million decrease in accounts receivable from related party. We also used $0.8 million of cash to purchase raw materials inventory in stevia to support future sales, and decrease $0.4 million in accounts payable and other accrued expenses.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $808,000 in fiscal 2014, as compared to $1.4 million in fiscal 2013. In fiscal 2014, we spent approximately $852,000 in capital expenditures for property and received $44,000 repayment from the loan receivables.

Net cash used in investing activities amounted to $1.4 million in fiscal 2013, as compared to $4.0 million in fiscal 2012. In fiscal 2013, we spent $3.3 million in capital expenditures for property and received $1.9 million repayment from the loan receivable.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $107,000 in fiscal 2014, primarily due to proceed received from related party advanced. During fiscal 2014, from time to time, we received advances from related parties approximately $2.5 million and we also advance funds to related parties approximately $2.3 million for working capital purposes.

Net cash provided by financing activities amounted to $0.8 million in fiscal 2013 primarily due to the short-term loan borrowed. Net cash provided by financing activities amounted to $78,500 in fiscal 2012 primarily due to the management fee owed to Pharmaceutical Corporation.

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2014.

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

	April 30, 2014	April 30, 2013
China	$1,194,668	$516,071
United States	895	1,035
Total	$1,195,563	$517,106

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

Our financial statements are contained in pages F-3 through F-19, which appear at the end of this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of April 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	52	President and Chairman
Dongdong Lin	40	Chief Executive Officer, Secretary and Director
Fanjun Wu	40	Chief Financial Officer
Chengxiang Yan	46	Director and General Manager of Qufu Natural Green

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

Liawang Zhang.  Mr. Zhang has over 14 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 18 years operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 18 years marketing experience in our industry and an advanced degree in farming.

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

Compliance with Section 16(a) of the Exchange Act

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2014 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2014, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2014.

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

The following table summarizes all compensation recorded by us in fiscal 2014 for:

-	our principal executive officer or other individual serving in a similar capacity;
-
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in fiscal 2014 and who were serving as executive officers at April 30, 2014 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

-	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2014.

All compensation was paid in RMB and the amounts below reflect the conversion to U.S. dollar, rounded to the nearest whole dollar, based upon an exchange rate of RMB 6.14 to $1.00. For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Total ($)
Laiwang Zhang (1)	2014	$32,985	$-		-		-		$32,985
	2013	$190,476		-		-		-	$190,476
Dongdong Lin (2)	2014	$63,086	$-		-		-		$63,086
	2013	$57,143		-	-			-	$57,143

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.

Narrative Regarding Executive Compensation

Neither Mr. Zhang nor Ms. Lin is a party to an employment agreement with our company. Their compensation is determined by our Board of Directors, of which Mr. Zhang and Ms. Lin are members. The Board of Directors considers a number of factors in determining the compensation of Mr. Zhang and, Ms. Lin, including the scope of their duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time they devote to our business. The Board of Directors did not consult with any experts or other third parties in establishing the compensation for Mr. Zhang or Ms. Lin. The amount of compensation payable to either Mr. Zhang or Ms. Lin can be changed at any time at the discretion of the Board of Directors.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  Mr. Zhang and Ms. Lin are covered by these government sponsored programs.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2014:

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

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 28, 2014, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 28, 2014, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

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

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2014 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On July 28, 2014 we had 173,882,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 28, 2014 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang	3,457,154	2.0%
Dongdong Lin	4,984,108	2.9%
Fanjun Wu	1,732,052	1.0%
Chengxiang Yan	-	-
All officers and directors as a group (four persons)	10,173,314	5.9%
WILD Flavors, Inc. (1)	27,666,666	15.9%

(1)
Amount includes 20,000,000 shares of our common stock owned of record according to the purchase agreement with WILD Flavors in February 2009. Michael H. Ponder has voting and dispositive control over securities held by WILD Flavors whose address is 1261 Pacific Avenue, Erlanger, Kentucky 41018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:

2005 Equity Compensation Plan	0	N/A	0
2006 Equity Compensation Plan	0	N/A	0
2008 Equity Compensation Plan	0	N/A	0
2012 Equity Compensation Plan	0	N/A	0

Plans not approved by shareholders:
None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements as of April 30, 2014 and which have occurred through the date of this report:

From time to time we sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman. In fiscal 2014 and 2013, sales to this related party were $3,705,504 and $2,503,147, respectively.  On April 30, 2014 and 2013, this related party accounts receivable due us from this related party was $953,400 and $1,239,222, respectively.

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. We paid accrued interest expense of $34,550 in fiscal 2014, which connected the advance of $1,298,870 (RMB 8,000,000) from Shengwang Pharmaceutical Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. This advance bears interest at the rate of 9.225% per annum and the principal balance with accrued interest are due on December 13, 2014. The other advances bear no interest and are payable on demand.  On April 30, 2014, the balance we owed Qufu Shengwang Import and Export Corporation $106,308 and $248,873 to Pharmaceutical Corporation for working capital purpose.

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

RBSM LLP served as our independent registered public accounting firm for fiscal 2014 and fiscal 2013. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2014 and fiscal 2013.

	2014	2013
Audit Fees	$90,000	$94,000
Audit - Related Fees	-	-
Tax Fees	-	6,500
All Other Fees	-	-
	$90,000	$100,500

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

10.27	Loan agreement dated December 22, 2010 between Sunwin International Neutraceuticals, Inc. and CDI China, Inc.
10.28	Cooperation Agreement dated July 1, 2012 by and between Hegeng (Beijing) Organic Farm Technology Co.,Ltd. and Qufu Shengwang Stevia Biology and Science Co. Ltd. *
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
16.1	Letter dated December 6, 2013 from RBSM LLP (incorporated by reference to the Current Report on Form 8-K as filed on December 9, 2013).
21.1	Subsidiaries of the registrant.*(incorporated by reference to the Annual Report on Form 10-K for the year ended Ajpril 30, 2013)
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

+ Management contract or compensatory plan or arrangement.
* filed herewith
** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin Stevia International, Inc.

July 29, 2014	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

July 29, 2014	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Directors	July 29, 2014
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and director (principal executive officer)	July 29, 2014
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	July 29, 2014
Fanjun Wu

/s/ Chengxiang Yan	Director	July 29, 2014
Chengxiang Yan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F – 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F – 3
Consolidated Statements of Operations and Comprehensive Loss	F – 4
Consolidated Statement of Changes in Stockholders’ Equity	F – 5
Consolidated Statements of Cash Flows	F – 6
Notes to Consolidated Financial Statements	F - 7 to F - 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Sunwin Stevia International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. (the “Company”) as of April 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2014 and 2013 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP
Certified Public Accountants

New York, NY
July 29, 2014

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,195,563	$517,106
Accounts receivable, net of allowance for doubtful accounts of $1,143,550 and $1,000,291, respectively	2,012,036	1,614,152
Accounts receivable - related party	953,400	1,239,222
Notes receivable	-	41,851
Loans receivable	-	43,614
Inventories, net	3,253,365	4,927,971
Prepaid expenses and other current assets	1,192,649	1,189,416

Total Current Assets	8,607,013	9,573,332

Investment in real estate held for resale	1,963,891	1,947,042
Property and equipment, net	14,938,358	15,725,384
Intangible assets, net	1,083,915	1,409,090
Land use rights, net	2,252,275	2,289,544

Total Assets	$28,845,452	$30,944,392

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,545,377	$3,626,117
Loan payable	811,794	804,829
Deferred grant income	631,395	-
Due to related party	355,181	174,404

Total Current Liabilities	5,343,747	4,605,350

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 173,882,803 shares issued and outstanding as of April 30, 2014 and 2013, respectively	173,883	173,883
Additional paid-in capital	33,479,529	33,479,529
Accumulated deficit	(15,895,527)	(12,829,706)
Accumulated other comprehensive income	5,743,820	5,515,336

Total Stockholders' Equity	23,501,705	26,339,042

Total Liabilities and Stockholders' Equity	$28,845,452	$30,944,392

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended April 30,
	2014	2013
Revenues	$9,168,153	$7,299,381
Revenues - related party	3,705,504	2,503,147
Total revenues	12,873,657	9,802,528
Cost of revenues	10,464,926	7,745,576
Gross profit	2,408,731	2,056,952
Operating expenses:
Loss on disposition of property and equipment	-	209,500
Selling expenses	1,217,284	965,293
General and administrative expenses	3,283,434	4,470,548
Research and development expenses	1,488,969	120,620

Total operating expenses	5,989,687	5,765,961
Loss from operations	(3,580,956)	(3,709,009)

Other income (expenses):
Other income (expenses)	125,954	(239,828)
Grant income	506,300	-
Interest income	3,025	2,490
Interest expense - related party	(34,550)	-
Interest expense	(85,594)	(27,793)
Total other income (expenses)	515,135	(265,131)
Loss before income taxes	(3,065,821)	(3,974,140)
Income taxes expense	-	(36,588)
Net loss	$(3,065,821)	$(4,010,728)
Comprehensive loss:
Net loss	$(3,065,821)	$(4,010,728)
Foreign currency translation adjustment	228,484	375,071
Total comprehensive loss	$(2,837,337)	$(3,635,657)
Net loss per common share:
Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	173,882,803	167,886,887

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended April 30, 2014 and 2013

	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, April 30, 2012	157,356,137	$157,356	$30,445,222	$(8,818,978)	$5,140,265	$26,923,865

Common stock issued for services and debt	2,860,000	2,860	704,640	-	-	707,500
Common stock issued for employee compensation	6,000,000	6,000	804,000	-	-	810,000
Acquisition of 45% equity interest of Sunwin USA	7,666,666	7,667	1,525,667	-	-	1,533,334
Net loss for the period	-	-	-	(4,010,728)	-	(4,010,728)
Foreign currency translation adjustment	-	-	-	-	375,071	375,071
Balance, April 30, 2013	173,882,803	173,883	33,479,529	(12,829,706)	5,515,336	26,339,042

Common stock issued for services and debt	-	-	-	-	-	-
Common stock issued for employee compensation	-	-	-	-	-	-
Net loss for the period	-	-	-	(3,065,821)	-	(3,065,821)
Foreign currency translation adjustment	-	-	-	-	228,484	228,484
Balance, April 30, 2014	173,882,803	$173,883	$33,479,529	$(15,895,527)	$5,743,820	$23,501,705

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,065,821)	$(4,010,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,781,938	1,587,892
Amortization of intangible assets	325,175	216,784
Amortization of land use right	57,469	42,084
Loss on disposition of property and equipment	-	209,500
Stock issued for employee compensation	-	810,000
Stock issued for services	-	614,959
Inventory impairment change	-	232,079
Allowance for doubtful accounts	166,332	52,021
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(555,780)	792,181
Accounts receivable - related party	297,241	(671,878)
Inventories	1,721,277	(786,053)
Prepaid expenses and other current assets	(42,443)	(523,007)
Accounts payable and accrued expenses	(193,443)	(400,067)
Deferred grant income	632,875	-
Taxes payable	177,560	(167,604)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,302,380	(2,001,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(851,624)	(3,271,922)
Decrease in loan receivable	-	(3,245)
Proceeds from loan receivable	43,614	1,923,759
NET CASH (USED IN) INVESTING ACTIVITIES	(808,010)	(1,351,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	-	794,483
Advance due from related party	2,454,872	3,560
Repayment for related party advances	(2,348,345)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	106,527	798,043

EFFECT OF EXCHANGE RATE ON CASH	77,560	113,413
NET INCREASE (DECREASE) IN CASH	678,457	(2,441,789)

Cash at the beginning of year	517,106	2,958,895
Cash at the end of year	$1,195,563	$517,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$41,486
Cash paid for interest	$120,144	$27,793
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Intangible assets acquired from acquisition	$-	$1,625,874
Shares issued for acquisition	$-	$1,625,874

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

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

On September 30, 2011, Qufu Shengwang purchased the 40% equity interest in Qufu Shengwang owned by our Korean partner, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of April 30, 2012 has been eliminated to reflect our 100% interest in Qufu Shengwang. On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name.  No additional investment in the facility would be required. During the third quarter of fiscal 2014, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in last quarter of fiscal 2014.

Qufu Shengren

In fiscal 2009, Qufu Natural Green acquired Qufu Shengren for $3,097,242. The purchase price was equal to the value of the assets of Qufu Shengren as determined by an independent asset appraisal in accordance with asset appraisal principles in the PRC. Prior to being acquired by us, Qufu Shengren was engaged in the production and distribution of bulk drugs and pharmaceuticals.  Subsequent to the acquisition, Qufu Shengren produces and distributes steviosides with a full range of grades from rebaudioside-A 10 to 99.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

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
YEARS ENDED APRIL 30, 2014 AND 2013

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

Our consolidated financial statements include the accounts of Sunwin and all our wholly-owned and majority- owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                Qufu Natural Green;
-                                Qufu Shengren;
-                                Qufu Shengwang;
-                                Sunwin Tech; and
-                                Sunwin USA

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,065,821 for the year ended April 30, 2014 and has cash and cash equivalents and an accumulated deficit of $1,195,563 and $15,895,527 at April 30, 2014, respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of April 30, 2014, we held $1,194,668, of our cash and cash equivalents with commercial banking institutions in the PRC, and $895 with banks in the United States. In the PRC, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through April 30, 2014.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. On April 30, 2014 and 2013, the allowance for doubtful accounts was $1,143,550 and $1,000,291, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. On April 30, 2014 and 2013, the Company recorded a reserve for obsolete or slow-moving inventories of $635,644 and $954,108, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we recorded an impairment loss of $0 and $209,500 related to impairment of the carrying amounts certain machinery and equipment deemed unusable as of April 30, 2014 and 2013, respectively. (See Note 5).

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the ASC Section 825-10-50-10 for disclosures regarding the fair value of financial instruments and have adopted ASC Section 820-10-35-37 to measure the fair value of our financial instruments. ASC Section 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC Section 820-10-35-37 did not have an impact on our financial position or operating results, but did expand certain disclosures.

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

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities;
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data;
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, loans receivable, prepayments and other current assets, accounts payable and accrued expenses, and taxes payable, approximate their fair values because of the short maturity of these instruments.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. In addition, we pay value added taxes on our primary purchases, recorded as a receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable (receivable) on April 30, 2014 and April 30, 2013 amounted to $69,298 and $(95,413), respectively, consisting primarily of VAT taxes.

REVENUE RECOGNITION

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

GRANT INCOME

Grants received from PRC government agencies are recognized as deferred grant income and recognized in the consolidated statements of operations and comprehensive loss as and when they are earned for the specific research and development projects for which these grants are received.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2014	2013
Numerator:
Net loss	$(3,065,821)	$(4,010,728)
Numerator for basic EPS, loss applicable to common stockholders	$(3,065,821)	$(4,010,728)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	173,882,803	167,886,887
Effect of dilutive securities:
Warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	173,882,803	167,886,887
Basic and diluted loss per common share:
Loss per share – basic and diluted	$(0.02)	$(0.02)

On April 30, 2014 and 2013, the effect of the 26,666,666 outstanding common stock purchase warrants was anti-dilutive as we reported a net loss applicable to our common shareholders for both periods. Additionally, outstanding purchase warrants which could result in the issuance of 26,666,666 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price.  As of April 30, 2014, 26,666,666 outstanding common stock purchase warrants were not exercised and expired.

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
YEARS ENDED APRIL 30, 2014 AND 2013

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

As of April 30, 2014	RMB 6.16 to $1.00
As of April 30, 2013	RMB 6.21 to $1.00

Year ended April 30, 2014	RMB 6.14 to $1.00
Year ended April 30, 2013	RMB 6.29 to $1.00

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. On April 30, 2014, we had $1,194,668 in deposits in the PRC, which is not insured. We have not experienced any losses in such accounts through April 30, 2014.

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

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $1,488,969 and $120,620 for fiscal 2014 and 2013, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $0.3 million and $0.2 million for fiscal 2014 and fiscal 2013, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

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

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our consolidated financial statements for the year ended April 30, 2014 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2014, the Company has incurred a net loss of approximately $3.1 million. The Company also has accumulated deficit of $15.9 million and its cash and its revenues are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies to raise cash balance and meet operating needs. Management intends to make every effort to identify and develop sources of funds. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 –INVESTMENT IN REAL ESTATE HELD FOR RESALE

    On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of April 30, 2014, we did not receive the deed and other legal documents for the apartment; the apartment units are expected to be delivered before the end of calendar year 2014. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance of approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of April 30, 2014 and 2013, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of April 30, 2014 and April 30, 2013, investment in real estate held for resale amounted to $1,963,891 and $1,947,042, respectively.

NOTE 3 – INVENTORIES

On April 30, 2014 and 2013, inventories consisted of the following:

	April 30, 2014	April 30, 2013

Raw materials	$1,548,181	$1,099,001
Work in process	44,898	659,631
Finished goods	2,295,930	4,123,447
	3,889,009	5,882,079
Less: reserve for obsolete inventory	(635,644)	(954,108)
	$3,253,365	$4,927,971

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 4 - PROPERTY AND EQUIPMENT

On April 30, 2014 and 2013, property and equipment consisted of the following:

	Estimated Life	April 30, 2014	April 30, 2013

Office equipment	5-7 Years	$58,266	$48,741
Auto and trucks	10 Years	929,042	907,480
Manufacturing equipment	20 Years	11,987,404	11,687,057
Buildings	20 Years	10,303,529	10,192,769
Construction in process		1,284,199	668,330
		24,562,440	23,504,377
Less: accumulated depreciation		(9,624,082)	(7,778,993)
		$14,938,358	$15,725,384

For fiscal 2014 and 2013, depreciation expense totaled $1,781,938 and $1,587,892, respectively. During the third quarter of fiscal 2013, the Company performed an impairment analysis of long-lived assets and decided to impair certain Qufu Shengwang’s property and equipment with a net value of $209,500. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 – INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012.  The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For fiscal year 2014 and 2013, amortization expense amounted to $325,175 and $216,784, respectively.

Intangible assets consisted of the following:

	Estimated Life	April 30, 2014	April 30, 2013

Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(541,959)	(216,784)
Intangible Assets, net		$1,083,915	$1,409,090

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 6- LAND USE RIGHT

Land use right consisted of the following:

	Estimated Life	April 30, 2014	April 30, 2013

Land use right	41-65 Years	$2,581,947	$2,559,545
Less: accumulated amortization		(329,672)	(270,001)
		$2,252,275	$2,289,544

  In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For fiscal 2014 and 2013, amortization expense related to land use rights amounted to $57,469 and $42,084, respectively.

NOTE 7 – LOAN RECEIVABLE

On December 22, 2010, we issued a loan of $500,000 to CDI China, Inc., a subsidiary of CD International Enterprises, Inc., and an affiliate of CDI our corporate management services provider. The loan bears interest at the rate of 3% per annum and the principal balance and accrued interest were due on March 30, 2011. Principal balance of $305,459 was repaid and part of accrued interest of $171,720 was repaid to us by CDI China, Inc. during fiscal 2012 and 2013. In fiscal 2014, CDI China, Inc. repaid all remaining principal balances with accrued interest. As of April 30, 2014, the balance of loan receivable from CDI China, Inc. is $0.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party and revenue – related party

     For fiscal 2014 and 2013, we recorded revenue – related party of $3,705,504 and $2,503,147, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. On April 30, 2014 and 2013, we had $953,400 and $1,239,222 in accounts receivable – related party, respectively, from Qufu Shengwang Import and Export Corporation.

Due to (from) related parties

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. In fiscal 2014, we paid interest $34,550 to Pharmaceutical Corporation related to reimburse of interest expense Pharmaceutical Corporation incurred in order to advances working capital to the Company.  The advances and any accrued interest are due on demand. Generally, advances bear no interest and are payable on demand.  For fiscal year 2014 and 2013, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Total
Balance due to related parties, April 30, 2012	$79,351	$-	$79,351
Working capital advances from related parties	1,539,749	64,386	1,604,135
Repayments	(1,509,082)	-	(1,509,082)
Balance due to related parties, April 30, 2013	$110,018	$64,386	$174,404
Working capital advances from related parties	1,784,431	670,441	2,454,872
Repayments	(1,719,826)	(628,519)	(2,348,345)
Effect of foreign currency exchange	74,250	-	74,250
Balance due to related parties, April 30, 2014	$248,873	$106,308	$355,181

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on April 30, 2014 and 2013 totaled $1,192,649 and $1,189,416, respectively. As of April 30, 2014, prepaid expenses and other current assets includes $823,768 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $186,610 for employee advances; and a $182,271 deposit for renewing land use rights. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $603,393 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right. As of April 30, 2014, we received a refund of this deposit of $421,122. As of April 30, 2013, prepaid expenses and other current assets includes $718,437 of prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $159,149 for employee advances; $95,413 of prepaid VAT and a $216,417 in a deposit for renewing land use right.

NOTE 10 – GRANT INCOME

On January 26, 2014, we received grant funding of $1,146,921 (RMB7,000,000), in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 7,000,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2015 in order to pass inspection and examination for the completion of this commitment. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At April 30, 2014, the balance of deferred grant income is $631,395. For the year ended April 30, 2014 and 2013, grant income amounted to $506,300 and $0, respectively.

NOTE 11 – LOAN PAYABLE

On March 18, 2013 we borrowed a short-term loan of $804,829 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 7.8% per annum and the principal balance with accrued interest was repaid on January 21, 2014.

On April 30, 2014 we borrowed a short-term loan of $811,794 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 8.4% per annum and the principal balance with accrued interest is due on April 29, 2015.

NOTE 12 - INCOME TAXES

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

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2014	2013
U.S. Operations	$(376,973)	$(1,947,072)
Chinese Operations	(2,688,848)	(2,063,656)
Total	$(3,065,821)	$(4,010,728)

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2014	2013
Income tax benefit at federal statutory rate	$(1,042,379)	$(1,351,000)
State income taxes, net of federal benefit	(122,633)	(159,000)
Permanent differences	56,553	541,000
U.S. tax rate in excess of foreign tax rate	349,550	264,000
Valuation allowances	758,909	742,000
Tax provision	$-	$37,000

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes aggregating approximately $7,500,000 at April 30, 2014 expiring through the year 2034. subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL’s, we have a PRC NOL for our Chinese operations as of April 30, 2014 of approximately $15,300,000, that expires in 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2014 and 2013 are as follows:

	Fiscal Years Ended April 30,
	2014	2013
Deferred tax assets from NOL carry forwards	$6,700,000	$5,900,000
Total deferred tax asset	6,700,000	5,900,000
Valuation allowance	(6,700,000)	(5,900,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 13 - STOCKHOLDERS' EQUITY

Common stock

At April 30, 2014 and 2013, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 173,882,803 shares outstanding on April 30, 2014 and 2013, respectively.

Common stock purchase warrants

Warrant activities for the years ended April 30, 2014 and 2013 were summarized as follows:

	Year Ended April 30, 2014		Year Ended April 30, 2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	26,666,666	$0.35	26,666,666	$0.35
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	(26,666,666)	(0.35)	-	-
Balance at end of year	-	$-	26,666,666	$0.35
Warrants exercisable at end of year	-	$-	26,666,666	$0.35

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

 NOTE 14 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for fiscal 2014 and 2013; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the fiscal 2014 and 2013 is as follows:

	Fiscal year Ended April 30,
	2014	2013
Revenues:
Chinese medicine – third party	$2,429,468	$2,614,672
Chinese medicine – related party	-	-
Total Chinese medicine	2,429,468	2,614,672

Stevioside – third party	6,738,685	4,684,709
Stevioside – related party	3,705,504	2,503,147
Total Stevioside	10,444,189	7,187,856
Total segment and consolidated revenues	$12,873,657	$9,802,528

Interest expense:
Chinese medicine	$-	$-
Stevioside	120,144	27,793
Corporate and other	-	-
Total segment and consolidated interest expense	$120,144	$27,793

Depreciation and amortization:
Chinese medicine	$164,122	$445,318
Stevioside	2,000,460	1,401,442
Corporate and other	-	-
Total segment and consolidated depreciation and amortization	$2,164,582	$1,846,760

(Loss) income before income taxes:
Chinese medicine	$(52,141)	$207,879
Stevioside	(2,961,882)	(2,451,730)
Corporate and other	(51,798)	(1,730,289)
Total consolidated loss before income taxes	$(3,065,821)	$(3,974,140)

	April 30, 2014	April 30, 2013
Segment tangible assets:
Chinese medicine	$605,918	$644,073
Stevioside	14,332,440	15,081,311
Corporate and other	-	-
Total consolidated assets	$14,938,358	$15,725,384

NOTE 15-COMMITMENTS AND CONTINGENCIES

We did not incur rent expense in both fiscal 2014 and fiscal 2013.

All facilities related to traditional Chinese medicine segment are leased from Pharmaceutical Corporation, a related party. The term of this lease expired in October, 2012 and provides for annual lease payments of $23,400. After October 1, 2012 Pharmaceutical Corporation agreed to waive the lease payments.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2014 AND 2013

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of April 30, 2014, we did not receive the deed and other legal documents for the apartment. ; the apartment units are expected to be delivered before the end of the calendar year 2014. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As April 30, 2014 and 2013, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of April 30, 2014 and 2013, investment in real estate held for resale amounted to $1,963,891 and $1,947,042, respectively.

NOTE 16 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For fiscal 2014 and 2013, customers accounting for 10% or more of the Company’s revenue were as follows:

	Net Sales For Fiscal Year,
	2014		2013
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Co., Ltd	-	28.8%	-	30.3%
Total	-	28.8%	-	30.3%

 (ii)    Vendor Concentrations

For fiscal 2014 and 2013, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Net Purchases For Fiscal Year,
	2014		2013
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	10.1%	-	16.6%	-
Qufu Longheng Materials Co., Ltd	14.2%	-	14.9%	-
Gansu Fanzhi Bio Tech Co., Ltd	11.4%	-	-	-
Ganzhou Julong High Tech Industry Co., Ltd	-	20.2%	-	-
Total	35.7%	20.2%	31.5%	-

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At April 30, 2014, we had $1,194,668 of deposits in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2014.

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

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 1, 2014 through the date whereupon the consolidated financial statements were issued and has determined that there are no items to disclose.