Form 10-K/A
period 2014-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2014-07-30
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended April 30, 2014 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on July 29, 2014, is to furnish Exhibit 101 to the Form 10-K omitted in the original filing due to technical error, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.27	Loan agreement dated December 22, 2010 between Sunwin International Neutraceuticals, Inc. and CDI China, Inc.
10.28	Cooperation Agreement dated July 1, 2012 by and between Hegeng (Beijing) Organic Farm Technology Co.,Ltd. and Qufu Shengwang Stevia Biology and Science Co. Ltd. *
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
16.1	Letter dated December 6, 2013 from RBSM LLP (incorporated by reference to the Current Report on Form 8-K as filed on December 9, 2013).
21.1	Subsidiaries of the registrant. (incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2014)
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

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