Form 10-Q
period 2014-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2014-09-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 12, 2014 there were 173,882,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JULY 31, 2014

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2014, as amended, as filed with the Securities and Exchange Commission:

-	Dependence on related party revenues;
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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2014 is referred to as “fiscal 2014” and the year ending April 30, 2015 is referred to as “fiscal 2015.”  Also, the three month period ending July 31, 2014 is our first quarter and is referred to as the “first quarter of fiscal 2015”. Likewise, the three month period ending July 31, 2013 is referred to as the “first quarter of fiscal 2014”.

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

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,287,270	$1,195,563
Accounts receivable, net of allowance for doubtful accounts of $1,142,604 and $1,143,550, respectively	1,084,881	2,012,036
Accounts receivable - related party	880,319	953,400
Inventories, net	3,480,243	3,253,365
Prepaid expenses and other current assets	977,776	1,192,649

Total Current Assets	7,710,489	8,607,013

Investment in real estate held for resale	1,962,267	1,963,891
Property and equipment, net	14,786,373	14,938,358
Intangible assets, net	1,002,621	1,083,915
Land use rights, net	2,236,066	2,252,275

Total Assets	$27,697,816	$28,845,452

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,990,442	$3,545,377
Loan payable	811,122	811,794
Deferred grant income	536,242	631,395
Due to related party	381,462	355,181

Total Current Liabilities	4,719,268	5,343,747

Commitments	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 173,882,803 shares issued and outstanding as of July 31, 2014 and April 30, 2014, respectively	173,883	173,883
Additional paid-in capital	33,479,529	33,479,529
Accumulated deficit	(16,399,732)	(15,895,527)
Accumulated other comprehensive income	5,724,868	5,743,820

Total Stockholders' Equity	22,978,548	23,501,705

Total Liabilities and Stockholders' Equity	$27,697,816	$28,845,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended July 31,
	2014	2013

Revenues	$2,950,901	$1,573,595
Revenues - related party	885,608	1,143,311
Total revenues	3,836,509	2,716,906
Cost of revenues	3,168,510	2,266,692

Gross profit	667,999	450,214

Operating expenses:
Selling expenses	327,135	283,178
General and administrative expenses	831,862	789,562
Research and development expenses	725	57,268
Total operating expenses	1,159,722	1,130,008

Loss from operations	(491,723)	(679,794)

Other income (expenses):
Other income (expenses)	(16,655)	109,808
Grant income	94,660	-
Interest income	563	564
Interest expense - related party	(47,739)	-
Interest expense	(15,778)	(15,952)

Total other income (expenses)	15,051	94,420

Loss before income taxes	(476,672)	(585,374)
Income taxes expense	27,532	-

Net loss	$(504,204)	$(585,374)

Comprehensive loss:
Net loss	$(504,204)	$(585,374)
Foreign currency translation adjustment	(18,952)	156,497
Total comprehensive loss	$(523,156)	$(428,877)

Net loss per common share:
Net loss per share - basic and diluted	$(0.003)	$(0.003)
Weighted average common shares outstanding - basic and diluted	173,882,803	173,882,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudtied)

	For the Three Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(504,204)	$(585,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	610,792	450,085
Amortization of intangible assets	81,294	81,294
Amortization of land use right	14,326	14,286
Realized comprehensive loss	-	1,535
Allowance for doubtful accounts	-	149,560
Changes in operating assets and liabilities:
Accounts receivable	972,007	(137)
Accounts receivable - related party	72,314	(86,480)
Inventories	(229,641)	(29,965)
Prepaid expenses and other current assets	167,718	(232,342)
Accounts payable and accrued expenses	(549,785)	245,289
Deferred grant income	(94,660)	-
Taxes payable	(2,397)	55,374

NET CASH PROVIDED BY OPERATING ACTIVITIES	537,764	63,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(471,605)	(16,495)
Proceeds from loan receivable	-	35,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(471,605)	18,505

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances due to related party	91,377	-
Repayment of related party advances	(64,813)	(175,327)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26,564	(175,327)

EFFECT OF EXCHANGE RATE ON CASH	(1,016)	412

NET INCREASE (DECREASE) IN CASH	91,707	(93,285)

Cash at the beginning of year	1,195,563	517,106

Cash at the end of period	$1,287,270	$423,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$2,696	$-
Cash paid for interest	$63,517	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

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

On September 30, 2011, Qufu Natural Green purchased the 40% equity interest in Qufu Shengwang owned by our Korean partner, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary Qufu Shengwang. Therefore, the non-controlling interest of $2,109,028 in our balance sheet as of April 30, 2012 has been eliminated to reflect our 100% interest in Qufu Shengwang. On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we plan to use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in last quarter of fiscal 2014.

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
July 31, 2014

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

In addition to the Exchange Agreement, on August 8, 2012 we entered into the following additional agreements with WILD Flavors or its affiliate:

•           We entered into an Amendment to Operating Agreement with WILD Flavors pursuant to which we are now the sole management of Sunwin USA and certain sections of the original agreement dated April 29, 2009 were cancelled as they were no longer relevant following our purchase of the minority interest in Sunwin USA described above;

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
July 31, 2014

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2014 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2014 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                            Qufu Natural Green;
-                                            Qufu Shengren;
-                                            Qufu Shengwang;
-                                            Sunwin Tech; and
-                                            Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the first three months of fiscal year 2015, the Company had a net loss of $504,204 and net cash provided by operations of $311,643. At July 31, 2014, we had working capital of $3.2 million, including cash of $1.3 million. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2014, we held $1,287,005 of our cash and cash equivalents with commercial banking institutions in the PRC, and $265 with banks in the United States. As of April 30, 2014, we held $1,194,668 of our cash and cash equivalents with commercial banking institution in PRC, and $895 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through July 31, 2014.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At July 31, 2014 and April 30, 2014, the allowance for doubtful accounts was $1,142,604 and $1,143,550, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At July 31, 2014 and April 30, 2014, the Company recorded a reserve for obsolete or slow-moving inventories of $635,118 and $635,644, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. We record VAT charged to our customers as VAT payable. In addition, we pay value added taxes on our primary purchases. We record VAT charged by our vendors as VAT receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at July 31, 2014 and April 30, 2014 amounted to $57,598 and $69,298, respectively, consisting primarily of VAT taxes.

REVENUE RECOGNITION

In general, we recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

GRANT INCOME

Grants received from PRC government agencies are recognized as deferred grant income and recognized in the consolidated statements of operations and comprehensive loss as and when they are earned for the specific research and development projects for which these grants are received.

INCOME TAXES

We account for income taxes using the liability method prescribed by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

We file federal and state income tax returns in the United States for our corporate operations pursuant to the U.S. Internal Revenue Code of 1986, as amended, and file separate foreign tax returns for our Chinese subsidiaries pursuant to the China’s Unified Corporate Income Tax Law.

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

BASIC AND DILUTED EARNINGS PER SHARE

Pursuant to ASC Section 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of us, subject to anti-dilution limitations. The following table presents a reconciliation of basic and diluted net income per common share:

	For Three Months Ended July 31,
	2014	2013
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(504,204)	$(585,374)
Numerator for basic EPS, loss applicable to common stock holders	$(504,204)	$(585,374)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	173,882,803	173,882,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	173,882,803	173,882,803
Basic and diluted loss per common share:
Loss per share - basic	$(0.003)	$(0.003)
Loss per share - diluted	$(0.003)	$(0.003)

On July 31, 2014 and 2013, the effect of the 26,666,666 outstanding common stock purchase warrants was anti-dilutive as we reported a net loss attributable to our common shareholders for both periods. Additionally, outstanding purchase warrants which could result in the issuance of 26,666,666 additional common shares were anti-dilutive as the exercise price of the warrants exceeded the average market price.  As of July 31, 2014, 26,666,666 outstanding common stock purchase warrants were not exercised and expired.

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
July 31, 2014

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

As of April 30, 2014	RMB 6.16 to $1.00
As of July 31, 2014	RMB 6.16 to $1.00

Three months ended July 31, 2014	RMB 6.16 to $1.00
Three months ended July 31, 2013	RMB 6.18 to $1.00

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2014, we had $1,287,005 on deposit in China, which is not insured. We have not experienced any losses in such accounts through July 31, 2014.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $725 and $57,268 for the three months ended July 31, 2014 and 2013, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $82,777 and $71,697 for the three months ended July 31, 2014 and 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU 2013-05 is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 have no material impact on the Company’s consolidated financial statements.

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

        On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of July 31, 2014, we did not receive the deed and other legal documents for the apartment units; the apartment units are expected to be delivered before the end of calendar year 2014. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance of approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of July 31, 2014 and April 30, 2014, we classified these payments made toward the Purchase Price as investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of July 31, 2014 and April 30, 2014, investment in real estate held for resale amounted to $1,962,267 and $1,963,891, respectively.

NOTE 4 - INVENTORIES

At July 31, 2014 and April 30, 2014, inventories consisted of the following:

	July 31, 2014	April 30, 2014
	(unaudited)
Raw materials	$1,469,348	1,548,181
Work in process	199,141	44,898
Finished goods	2,446,872	2,295,930
	4,115,361	3,889,009
Less: reserve for obsolete inventory	(635,118)	(635,644)
	$3,480,243	3,253,365

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

NOTE 5 - PROPERTY AND EQUIPMENT

At July 31, 2014 and April 30, 2014, property and equipment consisted of the following:

	Estimated Life	July 31, 2014	April 30, 2014
		(unaudited)
Office equipment	5-7 Years	$58,216	$58,266
Auto and trucks	10 Years	928,262	929,042
Manufacturing equipment	20 Years	12,011,777	11,987,404
Buildings	20 Years	10,294,687	10,303,529
Construction in process		1,720,154	1,284,199
		25,013,096	24,562,440
Less: accumulated depreciation		(10,226,723)	(9,624,082)
		$14,786,373	$14,938,358

For the three months ended July 31, 2014 and 2013, depreciation expense totaled $610,792 and $450,085, respectively, of which $131,512 and $139,145 was included in cost of revenues, respectively, of which $479,280 and $310,940 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

        On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the three months ended July 31, 2014 and 2013, amortization expense amounted to $81,294 and $81,294, respectively.

Intangible assets consisted of the following:

	Estimated Life	July 31, 2014	April 30, 2014
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(623,253)	(541,959)
Intangible Assets, net		$1,002,621	$1,083,915

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	July 31, 2014	April 30, 2014
		(unaudited)
Land use right	41-65 Years	$2,579,787	$2,581,947
Less: accumulated amortization		(343,721)	(329,672)
		$2,236,066	$2,252,275

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended July 31, 2014 and 2013, amortization expense amounted to $14,326 and $14,286, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party and revenue – related party

On July 31, 2014 and April 30, 2014, we reported $880,319 and $953,400 in accounts receivable – related party, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended July 31, 2014 and 2013, we had revenue – related party of $885,608 and $1,143,311, respectively, from Qufu Shengwang Import and Export Corporation,

Due to (from) related parties

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. During the three months ended July 31, 2014, we paid interest of $47,739 to Pharmaceutical Corporation related to the reimbursement of interest expense incurred by Pharmaceutical Corporation in order for Pharmaceutical Corporation to advance working capital to the Company.  The advances and any accrued interest are due on demand and non-interest bearing. On July 31, 2014 and April 30, 2014, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Total
Balance due to related parties, April 30, 2014	$248,873	$106,308	$355,181
Working capital advances from related parties	-	91,377	91,377
Repayments	(64,813)	-	(64,813)
Effect of foreign currency exchange	(283)	-	(283)
Balance due to related parties, July 31, 2014	$183,777	$197,685	$381,462

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at July 31, 2014 and April 30, 2014 totaled $977,776 and $1,192,649, respectively. As of July 31, 2014, prepaid expenses and other current assets includes $486,812 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $230,968 for employee advances; $77,576 prepaid VAT and a $182,420 deposit for renewing land use rights. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $603,393 as deposit for renewing the land use right. The deposit is required for the Center to do the appraisal of the land use right. In the fourth quarter of fiscal 2014 and 2013, we received the refund of this deposit of $46,044 and $375,078, respectively.

As of April 30, 2014, prepaid expenses and other current assets includes $823,768 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $186,610 for employee advances; and a $182,271 deposit for renewing land use rights. During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $603,393 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right. As of April 30, 2014, we totally received the refund of this deposit of $421,122.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

NOTE 10 – GRANT INCOME

On January 26, 2014, we received grant funding of $1,146,921 (RMB7,000,000), in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 7,000,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2015 in order to pass inspection and examination for the completion of this commitment. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At July 31, 2014 and April 30, 2014, the balance of deferred grant income is $536,242 and $631,395, respectively. For the three months ended July 31, 2014 and 2013, grant income amounted to $94,660 and $0, respectively.

NOTE 11 - LOAN PAYABLE

On April 30, 2014, we borrowed a short-term loan of $811,794 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 8.4% per annum, is unsecured, and the principal balance with accrued interest is due on April 29, 2015.

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At July 31, 2014 and April 30, 2014, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 173,882,803 shares issued and outstanding at July 31, 2014 and April 30, 2014, respectively.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three months ended July 31, 2014 and 2013; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2014 and 2013 is as follows:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

	Three Months Ended July 31,
	2014	2013
Revenues:
Chinese medicine – third party	$522,194	$571,560
Chinese medicine – related party	-	-
Total Chinese medicine	$522,194	$571,560

Stevioside – third party	2,428,707	1,002,035
Stevioside – related party	885,608	1,143,311
Total Stevioside	3,314,315	2,145,346
Total segment and consolidated revenues	$3,836,509	$2,716,906

Interest income (expense):
Chinese medicine	$139	$144
Stevioside	(63,093)	(15,532)
Corporate and other	-	-
Total segment and consolidated interest expense	$(62,954)	$(15,388)

Depreciation and amortization:
Chinese medicine	$20,608	$-
Stevioside	685,804	545,665
Corporate and other	-	-
Total segment and consolidated depreciation and amortization	$706,412	$545,665

Income (loss) before income taxes:
Chinese medicine	$24,115	$(8,858)
Stevioside	(459,138)	(623,506)
Corporate and other	(69,181)	46,990
Total consolidated loss before income taxes	$(504,204)	$(585,374)

	July 31, 2014	April 30, 2014
Segment tangible assets:
Chinese medicine	$637,914	$605,918
Stevioside	14,148,459	14,332,440
Corporate and other	-	-
Total consolidated assets	$14,786,373	$14,938,358

NOTE 14 - COMMITMENTS AND CONTINGENCIES

We did not incur rent expense in both first quarter fiscal 2015 and fiscal 2014. All facilities related to traditional Chinese medicine segment are leased from Pharmaceutical Corporation, a related party. The term of this lease expired in October, 2012 and provides for annual lease payments of $23,400. After October 1, 2012 Pharmaceutical Corporation agreed to waive the lease payments.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of July 31, 2014, we did not receive the deed and other legal documents for the apartment units; the apartment units are expected to be delivered before the end of the calendar year 2014. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of July 31, 2014 and April 30, 2014, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of July 31, 2014 and April 30, 2014, investment in real estate held for resale amounted to $1,962,267 and $1,963,891, respectively.

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

The top customer concentrations, which the sales income is over 10% of total sales for the three months ended July 31, 2014 and 2013 are as follows:

	Net Sales
	For the three months ended July 31, 2014		For the three months ended July 31, 2013
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd	-	27.4%	-	53.3%
Qingdao Runde Biological Technology Co.Ltd	-	26.6%	-	-
Zhonghua (Qingdao) Industrial Co., Ltd.	-	15.4%	-	-
Guangdong Tengjun Veterinary Medicine Co., Ltd	10.8%	-	11.7%	-
Total	10.8%	69.4%	11.7%	53.3%

(ii)    Vendor Concentrations

The top vendor concentrations, which the purchase from those vendor is over 10% of total cost of goods sold, for the three months ended July 31, 2014 and 2013 are as follows:

	Net Purchases
	For the three months ended July 31, 2014		For the three months ended July 31, 2013
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	-	-	17.2%	-
Bozhou Weitao Pharmaceutical Co., Ltd	-	-	15.5%	-
Qufu Longheng Materials Co., Ltd	-	-	21.6%	-
Shandong Xiwang Sugar Industry Co., Ltd	14.3%	-	-	-
Gansu Fanzhi Biology Techonology Co.,Ltd	11.3%	-	23.1%	-
Qufu Electricity Corp.	13.6%	-	-	-
Jiangyin Suxin Dry Equipment Co., Ltd	13.6%	-	-	-
Gansu DunHuang Agriculture Products Co.,Ltd	-	-	-	15.1%
Jiuquan Deyizhi Ecological Argriculture Co.,Ltd	-	-	-	12.9%
Gansu Puhua Stevia Develop Co., Ltd	-	21.3%	-	-
Shandong Jinhuaxia Environment Engineering Co. Ltd.	-	-	-	26.2%
Mingguang Xingshi Stevia Corp.	-	31.8%	-	-
Ganzhou Julong High Tech Co., Ltd	-	18.3%	-	-
Total	52.8%	71.4%	77.4%	54.2%

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At July 31, 2014, we had $1,287,005 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through July 31, 2014.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2014 through the filing date of this report and has determined that there are no items to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2014 Annual Report on Form 10-K for fiscal year ended April 30, 2014, as amended.

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

OUR PERFORMANCE

 Our revenues totaled $3.8 million during the three months ended July 31, 2014, an increase of 41.2% as compared with the same period of fiscal 2014, while our gross margin increased to 17.4% from 16.6%. Our total operating expenses in the first quarter of fiscal 2015 increased by approximately $30,000 or 2.6% compared to the same period of fiscal 2014 primarily due to a increase of approximately $42,000, or 5.4% in general and administrative expense, an increase of approximately $44,000 or 15.5% in selling expense, and offset by a decrease in research and development expenses of approximately $57,000 or 98.7%. Our net loss for the three months ended July 31, 2014 was $504,204, compared to $585,374 in the same period of fiscal 2014.

Our operating performance for the first quarter of fiscal 2015 was primarily driven by an increase of 54.5% in sales revenue from our stevia products in our Stevioside segment and a slightly lower revenue in our Chinese medicine segment.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for fiscal 2015. The increase of revenue in Stevioside segment is primarily due to an increasing demand from the developing domestic and international market. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

The decrease in revenues in our Chinese medicine was primarily due to the depressing market which was caused by the significantly declined production of farms, negatively influencing the demand for our Chinese traditional medicine products since 2012. In addition, the suppliers of some large farms have innovated to operate on the integrative basis, and the monopolized use of medicine, both lead to the decreased demand to our products. Some big customers of ours have changed to produce their own Chinese herbal extracts products; therefore, the orders from those big customers have decreased significantly. Our current orders primarily are low-volume and have mix-varieties. The lost of high volume orders greatly impacted our total sales.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2015 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

  Some of the recent favorable observations related to the stevia markets in fiscal 2015 include:

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2014 and 2013:

For the Three Months ended July 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$522,194	100.0%	$3,314,315	100.0%	$-	$3,836,509	100.0%
Cost of revenues	372,822	71.4%	2,795,688	84.4%	-	3,168,510	82.6%
Gross profit	149,372	28.6%	518,627	15.6%	-	667,999	17.4%
Research and development expenses	725	0.1%	-		-	725	-
Other operating expenses	120,624	23.2%	969,192	29.2%	69,181	1,158,997	30.2%
Other income (expenses)	(3,908)	-0.8%	(8,573)	-0.3%	-	(12,481)	-0.3%
Income (loss) before income taxes	$24,115	4.6%	$(459,138)	-13.9%	$(69,181)	$(504,204)	-13.1%

For the Three Months ended July 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$571,560	100.0%	$2,145,346	100.0%	$-	$2,716,906	100.0%
Cost of revenues	386,883	67.7%	1,879,809	87.6%	-	2,266,692	83.4%
Gross profit	184,677	32.3%	265,537	12.4%	-	450,214	16.6%
Research and development expenses	40,952	7.2%	16,316	0.8%	-	57,268	2.1%
Other operating expenses	152,927	26.7%	850,325	39.6%	69,488	1,072,740	39.5%
Other income (expenses)	344	0.1%	(22,402)	-1.0%	116,478	94,420	3.5%
(Loss) income before income taxes	$(8,858)	-1.5%	$(623,506)	-29.1%	$46,990	$(585,374)	-21.5%

Revenues

Total revenues in the first quarter of fiscal 2015 increased by approximately 41.2% as compared to the same period of fiscal 2014.  Stevioside revenues, which accounts for 86.4% and 79.0% of our total revenues in the first quarter of fiscal 2015 and fiscal 2014, respectively, increased by approximately 54.5%, while Chinese medicine revenues slightly decreased by approximately $49,000 or 8.6%.

 Within our Stevioside segment, revenues from sales to third parties increased by 142.4% and sales to the related party decreased by 22.5% in the first quarter of fiscal 2015, as compared to the same period of fiscal 2014. We have been trying to develop our domestic market and decrease the dependence of our sales to related parties. We have gained two major domestic customers, from whom we generated more than 40% of our stevia revenues in first quarter of fiscal 2015. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, new launched products including A3-99 and enzyme treated stevia have been well accepted by the market. We generated revenue from the sale of our new product that were developed in the prior year which accounted for approximately five thousand tons and 12.7% of total Stevioside segment revenues and 11.0% of total consolidated revenues.

Our unit sale price fluctuated from month to month in fiscal 2014, which was mainly affected by the market environment; the average unit sale price is relatively stable in the first quarter of fiscal 2015 as compare to fiscal 2014.

We believe that the slightly decrease of sales in Chinese Medicine segment is primarily due to an oversupply of product in the market. The unit price remains stable in the first quarter of fiscal 2015 as compared to fiscal 2014. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

  Cost of revenues in the first quarter of fiscal 2015 increased by 39.8% compared to the first quarter of fiscal 2014. Cost of revenues as a percentage of revenues remained stable at approximately 83% in both period. Gross margin on Stevioside segment for the first quarter of fiscal 2015 was 15.7%, as compared to 12.4% for the same period of fiscal 2014. The higher gross margin for Stevioside was primarily due to the lower cost of adoption of our high-efficiency product line and the slightly lower costs of raw materials. Gross margin on Chinese Medicine was 28.6% in the first quarter of fiscal 2015, compared to 32.3% in the same period of fiscal 2014. The lower gross margin for Chinese Medicines was primarily due to higher raw material costs during the period compared with the same period in the prior year.  We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for the first quarter of fiscal 2015 was 17.4%, as compared to 16.6% in the same period of fiscal 2014.

Total Selling Expenses

We had an increase of approximately 15.5% in selling expenses. The increase was primarily due to the approximately $16,000 increase in China local sales taxes, $11,000 increase in shipping and freight and an increase of $25,000 in office expenses.

Total General and Administrative Expenses and Research and Development Expense

 Our general and administrative expenses for the first quarter of fiscal 2015 decreased by approximately 1.8% from the same period of fiscal 2014. The decrease was primarily due to a decrease of approximately $150,000 in bad debt expense, a $57,000 decrease in research and development expense since projects are under management evaluation, a $54,000 decrease in rent since our related party agreed to waive rental payments as of October 1, 2012, a $14,000 decrease in impairment at inventory and a $47,000 decrease in miscellaneous expenses, offset by an increase of approximately $239,000 in depreciation expense, an increase of $42,000 in salary and wage and a $21,000 increase in travel and entertainment.

 Other Income (Expenses)

For the first quarter of fiscal 2015 other income amounted to approximately $15,000, a decrease of $79,000 as compared to other income of $94,000 for the three months ended July 31, 2013. The decrease was primarily attributable to an $116,000 in repayment for the export case settlement in the first quarter of fiscal 2014 and an increase of $48,000 in interest expenses for the $2,109,568 (RMB13,000,000) advance which was provided by Qufu Rural Credit Cooperatives through Pharmaceutical Corporation, a related party, offset by the recognition of grant income of $95,000 related to a local PRC grant received in January 2014 of approximately $1,146,921 (RMB7,000,000) in the first quarter of fiscal 2015.

Net Loss

Net loss in the first quarter of fiscal 2015 was $0.5 million, compared to $0.6 million in the first quarter of fiscal 2014. The increase was primarily due to higher revenue and gross profits offset by higher other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2014, we had working capital of $3.0 million, including cash of $1.3 million, as compared to working capital of $3.3 million and cash of $1.2 million at April 30, 2014. The approximate $92,000 increase in our cash at July 31, 2014 from April 30, 2014 is primarily attributable to net cash provided by operating activities, which we generated revenue from increasing sales in domestic and international market during the first quarter of fiscal 2015. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $1.0 million during the first quarter of fiscal 2015. The days for sales outstanding in accounts receivable decreased to 47 days as of July 31, 2014, as compared to 84 days as of April 30, 2014.

Our accounts payable and accrued expenses were $3.0 million at July 31, 2014, a decrease of approximately $555,000 from April 30, 2014. The balance was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Our short-term loan of $811,122 (RMB5,000,000) from China Construction Bank and our $2,108,917 (RMB13,000,000) advance from Qufu Rural Credit Cooperatives through Pharmaceutical Corporation, a related party, are due by April 2015, we plan to renew and extend these loans. We do not have any external sources of working capital other than loans we may obtain from commercial banks and advances from related parties. We believe our working capital is sufficient to fund our operations for at least the next 12 months.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $538,000 during the first quarter of fiscal 2015. The increase resulting from cash provided by operating activities was due primarily to $972,000 and $72,000 decrease in accounts receivable and accounts receivable-related party, respectively, prepaid expenses and other current assets of $168,000, and depreciation expense of approximately $611,000 offset by net loss of $504,000, and $550,000 decrease in accounts payable and accrued expenses and $230,000 increase in inventories and $95,000 decrease in deferred grant income.

Net cash provided by operating activities was approximately $63,000 during the first quarter of fiscal 2014. The increase resulting from cash provided by operating activities was due primarily to $245,000 increase in accounts payable and accrued expenses, depreciation expense of $450,000, allowance of doubtful accounts of $150,000 offset by net loss of $585,000, $232,000 increase in prepaid expenses and other current assets related to advance payments for stevia raw materials.

NET CASH FLOW (USED IN) PROVIDED BY INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $472,000 during the first quarter of fiscal 2015, as compared to net cash provided by $19,000 for the same period in fiscal 2014. This was primarily due to the purchase of property and equipment in fiscal 2015.

 Net cash provided by investing activities amounted to $19,000 during the first quarter of fiscal 2014. This was primarily due to $35,000 proceeds from loan offset by $16,500 capital expenditures for property and equipment.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $27,000 in the first quarter of fiscal 2015, primarily due to proceed received from related party advances. During the first quarter of fiscal 2015, from time to time, we received advances from related parties approximately $91,000 and we also made repayments to related parties approximately $65,000 for working capital purposes.

Net cash used in financing activities amounted to approximately $175,300 during the first quarter of fiscal 2014, which represented repayments of advances from related party.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2014.

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

	July 31, 2014	April 30, 2014
	(Unaudited)
China	$1,287,005	$1,194,668
United States	265	895
Total	$1,287,270	$1,195,563

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements for fiscal 2011 appearing in our Annual Report on Form 10-K for the year ended April 30, 2014, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2014.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2014 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure. We failed to include Exhibit 101 to our Annual Report on Form 10-K for the year ended April 30, 2014 when initially filed with the Securities and Exchange Commission on July 29, 2014. On July 30, 2014 we filed an amendment to the Form 10-K which included the omitted exhibit. Exhibit 101 includes our consolidated financial statement in the interactive data (XBRL) format. As a result of our failure to include Exhibit 101 in the Form 10-K as initially filed, our filing was considered deficient at the time it was made. This deficiency, which represented a failure in our disclosure controls and procedures, was corrected upon the filing of the Form 10-K/A. We have instituted enhanced internal procedures to correct the technical error which resulted in our failure to include Exhibit 101 as an exhibit to the Form 10-K when initially filed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our fiscal 2014 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2014 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5. OTHER INFORMATION.

None.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 15, 2014	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 15, 2014	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer