Form 10-Q
period 2014-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2014-12-22
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 19, 2014 there were 173,882,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2014 is referred to as “fiscal 2014” and the year ending April 30, 2015 is referred to as “fiscal 2015.”  Also, the three month period ending October 31, 2014 is our second quarter and is referred to as the “second quarter of fiscal 2015”. Likewise, the three month period ending October 31, 2013 is referred to as the “second quarter of fiscal 2014”.

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

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$875,884	$1,195,563
Accounts receivable, net of allowance for doubtful accounts of $1,148,547 and $1,143,550, respectively	1,059,237	2,012,036
Accounts receivable - related party	1,324,945	953,400
Inventories, net	4,111,466	3,253,365
Prepaid expenses and other current assets	2,221,798	1,192,649
Total Current Assets	9,593,330	8,607,013

Investment in real estate held for resale	1,972,474	1,963,891
Property and equipment, net	14,586,278	14,938,358
Intangible assets, net	921,328	1,083,915
Land use rights, net	2,233,453	2,252,275
Total Assets	$29,306,863	$28,845,452

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,713,323	$3,545,377
Loan payable	815,341	811,794
Deferred grant income	623,283	631,395
Due to related party	333,632	355,181
Total Current Liabilities	6,485,579	5,343,747

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 173,882,803 shares issued and outstanding as of October 31, 2014 and April 30, 2014, respectively	173,883	173,883
Additional paid-in capital	33,479,529	33,479,529
Accumulated deficit	(16,674,646)	(15,895,527)
Accumulated other comprehensive income	5,842,518	5,743,820
Total Stockholders' Equity	22,821,284	23,501,705

Total Liabilities and Stockholders' Equity	$29,306,863	$28,845,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2014	2013	2014	2013

Revenues	$2,972,891	$2,233,277	$5,923,792	$3,806,872
Revenues - related party	1,054,439	590,680	1,940,047	1,733,991
Total revenues	4,027,330	2,823,957	7,863,839	5,540,863
Cost of revenues	3,284,284	2,527,537	6,452,794	4,794,229
Gross profit	743,046	296,420	1,411,045	746,634

Operating expenses:
Selling expenses	333,549	286,089	660,684	569,267
General and administrative expenses	675,184	956,012	1,507,771	1,802,842
Total operating expenses	1,008,733	1,242,101	2,168,455	2,372,109

Loss from operations	(265,687)	(945,681)	(757,410)	(1,625,475)

Other income (expenses):
Other income (expenses)	3,655	5,707	(13,000)	115,515
Grant income	94,879	-	189,539	-
Interest income	646	587	1,209	1,151
Interest expense - related party	(44,101)	-	(91,840)	-
Interest expense	(20,911)	(18,449)	(36,689)	(34,401)

Total other income (expenses)	34,168	(12,155)	49,219	82,265
Loss before income taxes	(231,519)	(957,836)	(708,191)	(1,543,210)
Income tax expense	(43,395)	-	(70,927)	-
Net loss	$(274,914)	$(957,836)	$(779,118)	$(1,543,210)

Comprehensive loss:
Net loss	$(274,914)	$(957,836)	$(779,118)	$(1,543,210)
Foreign currency translation adjustment	117,650	260,982	98,698	417,479
Total comprehensive loss	$(157,264)	$(696,854)	$(680,420)	$(1,125,731)

Net loss per common share:
Net loss per share - basic and diluted	$(0.002)	$(0.006)	$(0.004)	$(0.009)
Weighted average common shares outstanding - basic and diluted	173,882,803	173,882,803	173,882,803	173,882,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended Oct 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(779,118)	$(1,543,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	981,661	897,034
Amortization of intangible assets	162,587	162,588
Amortization of land use right	28,685	28,651
Loss on disposition of property and equipment	26,892	-
Realized comprehensive loss	-	1,535
Allowance for doubtful accounts	-	172,783
Changes in operating assets and liabilities:
Accounts receivable	1,031,366	(14,957)
Accounts receivable - related party	(366,012)	631,752
Inventories	(840,745)	744,877
Prepaid expenses and other current assets	(1,093,479)	(519,606)
Accounts payable and accrued expenses	1,102,407	(174,147)
Deferred grant income	(10,831)	-
Taxes payable	45,787	122,644

NET CASH PROVIDED BY OPERATING ACTIVITIES	289,200	509,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(590,211)	(74,499)
Proceeds from loan receivable	-	35,000

NET CASH USED IN INVESTING ACTIVITIES	(590,211)	(39,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances due to related party	46,044	250,513
Repayment of related party advances	(68,729)	(509,230)

NET CASH USED IN FINANCING ACTIVITIES	(22,685)	(258,717)
EFFECT OF EXCHANGE RATE ON CASH	4,017	71,249
NET (DECREASE) INCREASE IN CASH	(319,679)	282,977

Cash at the beginning of year	1,195,563	517,106
Cash at the end of period	$875,884	$800,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$2,699	$-
Cash paid for interest	$128,529	$34,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

On August 8, 2012, we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012. On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by China Direct Investment, Inc. (“CDI”), our corporate management service provider, and reimbursed by us to CDI through the issuance of our common shares as part of the terms of the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles (“U.S. GAAP”) which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for OnlySweet.

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
October 31, 2014

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2014 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three and six months ended October 31, 2014 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                            Qufu Natural Green;
-                                            Qufu Shengren;
-                                            Qufu Shengwang;
-                                            Sunwin Tech; and
-                                            Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the first six months of fiscal year 2015, the Company had a net loss of $779,118 and net cash provided by operations of $261,811. At October 31, 2014, we had working capital of $3.1 million, including cash of $875,884. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2014, we held $875,666 of our cash and cash equivalents with commercial banking institutions in the PRC, and $218 with banks in the United States. As of April 30, 2014, we held $1,194,668 of our cash and cash equivalents with commercial banking institution in PRC, and $895 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2014.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At October 31, 2014 and April 30, 2014, the allowance for doubtful accounts was $1,148,547 and $1,143,550, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At October 31, 2014 and April 30, 2014, the Company recorded a reserve for obsolete or slow-moving inventories of $638,422 and $635,644, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. We record VAT charged to our customers as VAT payable. In addition, we pay value added taxes on our primary purchases. We record VAT charged by our vendors as VAT receivable. These amounts are presented as net amounts for financial statement purposes. Taxes payable at October 31, 2014 and April 30, 2014 amounted to $56,396 and $69,298, respectively, consisting primarily of VAT taxes.

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
October 31, 2014

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net loss allocable to common shareholders for basic and diluted net loss per common share	$(274,914)	$(957,836)	$(779,118)	$(1,543,210)
Weighted average common shares outstanding - basic	173,882,803	173,882,803	173,882,803	173,882,803
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average common shares outstanding - diluted	173,882,803	173,882,803	173,882,803	173,882,803
Net loss per common share - basic	$(0.002)	$(0.006)	$(0.004)	$(0.009)
Net loss per common share - diluted	$(0.002)	$(0.006)	$(0.004)	$(0.009)

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
October 31, 2014

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

As of October 31, 2014	RMB 6.13 to $1.00
As of April 30, 2014	RMB 6.16 to $1.00

Six months ended October 31, 2014	RMB 6.16 to $1.00
Six months ended October 31, 2013	RMB 6.16 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended October 31, 2014 and 2013 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2014, we had $875,666 on deposit in China, which is not insured. We have not experienced any losses in such accounts through October 31, 2014.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $4,620 and $1,193 for the three months ended October 31, 2014 and 2013; and $5,345 and $20,075 for the six months ended October 31, 2014 and 2013, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $56,035 and $46,539 for the three months ended October 31, 2014 and 2013; and $138,812 and $118,236 for the six months ended October 31, 2014 and 2013, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of October 31, 2014, we did not receive the deed and other legal documents for the apartment units; the local government was in the middle of processing the deed. We do not know when the apartment units are expected to be delivered. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance of approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of October 31, 2014 and April 30, 2014, we classified these payments made toward the Purchase Price as investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of October 31, 2014 and April 30, 2014, investment in real estate held for resale amounted to $1,972,474 and $1,963,891, respectively.

NOTE 4 - INVENTORIES

At October 31, 2014 and April 30, 2014, inventories consisted of the following:

	October 31, 2014	April 30, 2014
	(unaudited)
Raw materials	$1,689,465	1,548,181
Work in process	176,113	44,898
Finished goods	2,884,310	2,295,930
	4,749,888	3,889,009
Less: reserve for obsolete inventory	(638,422)	(635,644)
	$4,111,466	3,253,365

NOTE 5 - PROPERTY AND EQUIPMENT

At October 31, 2014 and April 30, 2014, property and equipment consisted of the following:

	Estimated Life	October 31, 2014	April 30, 2014
		(unaudited)
Office equipment	5-7 Years	$62,378	$58,266
Auto and trucks	10 Years	940,518	929,042
Manufacturing equipment	20 Years	12,078,334	11,987,404
Buildings	20 Years	10,350,244	10,303,529
Construction in process		1,805,774	1,284,199
		25,237,248	24,562,440
Less: accumulated depreciation		(10,650,970)	(9,624,082)
		$14,586,278	$14,938,358

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

For the three months ended October 31, 2014 and 2013, depreciation expense totaled $370,869 and $446,949, of which $164,493 and $111,576 was included in cost of revenues, respectively, and of which $206,376 and $335,373 was included in general and administrative expenses, respectively. For the six months ended October 31, 2014 and 2013, depreciation expense totaled $981,661 and $897,034, of which $281,678 and $306,691 was included in cost of revenues, respectively, and of which $699,983 and $590,343 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For each quarter, amortization expense was approximately $81,294. For the six months ended October 31, 2014 and 2013, amortization expense amounted to $162,587 and $162,588, respectively.

Intangible assets consisted of the following:

	Estimated Life	October 31, 2014	April 30, 2014
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(704,546)	(541,959)
Intangible assets, net		$921,328	$1,083,915

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	October 31, 2014	April 30, 2014
		(unaudited)
Land use right	41-65 Years	$2,593,358	$2,581,947
Less: accumulated amortization		(359,905)	(329,672)
		$2,233,453	$2,252,275

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended October 31, 2014 and 2013, amortization expense amounted to $14,359 and $14,365, respectively. For the six month periods ended October 31, 2014 and 2013, amortization expense amounted to $28,685 and $28,651, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party and revenue – related party

On October 31, 2014 and April 30, 2014, we reported $1,324,945 and $953,400 in accounts receivable – related party, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended October 31, 2014 and 2013, we had revenue – related party of $1,054,439 and $590,680, respectively. For the six months ended October 31, 2014 and 2013, we had revenue – related party of $1,940,047 and $1,733,991, respectively, from Qufu Shengwang Import and Export Corporation,

Due to (from) related parties

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. During the three and six months ended October 31, 2014, we paid interest of $44,101 and $91,840, respectively, to Pharmaceutical Corporation related to the reimbursement of interest expense incurred by Pharmaceutical Corporation in order for Pharmaceutical Corporation to advance working capital to the Company.  The other advances were non-interest bearing. On October 31, 2014 and April 30, 2014, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Total
Balance due to related parties, April 30, 2014	$248,873	$106,308	$355,181
Working capital advances from related parties	-	46,044	46,044
Repayments	(68,729)	-	(68,729)
Effect of foreign currency exchange	1,136	-	1,136
Balance due to related parties, October 31, 2014	$181,280	$152,352	$333,632

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at October 31, 2014 and April 30, 2014 totaled $2,221,798 and $1,192,649, respectively. As of October 31, 2014, prepaid expenses and other current assets includes $1,769,740 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $268,689 for employee advances and a $183,369 deposit for renewing land use rights.

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

NOTE 10 – GRANT INCOME

On January 26, 2014, we received grant funding of $1,146,921 (RMB7,000,000), in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 7,000,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2015 in order to pass inspection and examination for the completion of this commitment. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At October 31, 2014 and April 30, 2014, the balance of deferred grant income is $623,283 and $631,395, respectively. For the three months ended October 31, 2014 and 2013, grant income amounted to $94,879 and $0, respectively. For the six months ended October 31, 2014 and 2013, grant income amounted to $189,539 and $0, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

NOTE 11 - LOAN PAYABLE

On April 30, 2014, we borrowed a short-term loan of $811,794 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 8.4% per annum, is unsecured, and the principal balance with accrued interest is due on April 29, 2015. At October 31, 2014, the balance of loan payable is $815,341.

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At October 31, 2014 and April 30, 2014, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 173,882,803 shares issued and outstanding at October 31, 2014 and April 30, 2014, respectively.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three months ended October 31, 2014 and 2013; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2014 and 2013 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Chinese medicine – third party	$576,868	$577,262	$1,099,061	$1,148,822
Chinese medicine – related party	-	-	-	-
Total Chinese medicine	576,868	577,262	1,099,061	1,148,822

Stevioside – third party	2,396,023	1,656,015	4,824,731	2,658,050
Stevioside – related party	1,054,439	590,680	1,940,047	1,733,991
Total Stevioside	3,450,462	2,246,695	6,764,778	4,392,041
Total segment and consolidated revenues	$4,027,330	$2,823,957	$7,863,839	$5,540,863

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Interest (expense) income:
Chinese medicine	$(14)	$134	$126	$278
Stevioside	(64,352)	(17,996)	(127,446)	(33,528)
Total segment and consolidated interest expense	$(64,366)	$(17,862)	$(127,320)	$(33,250)

Depreciation and amortization:
Chinese medicine	$20,383	$23,557	$39,372	$46,033
Stevioside	446,138	519,051	1,133,561	1,042,240
Total segment and consolidated depreciation and amortization	$466,521	$542,608	$1,172,933	$1,088,273

Income (loss) before income taxes:
Chinese medicine	$33,361	$(42,142)	$57,477	$(51,000)
Stevioside	(247,850)	(843,764)	(679,457)	(1,467,270)
Corporate and other	(17,030)	(71,930)	(86,211)	(24,940)
Total consolidated (loss) income before income taxes	$(231,519)	$(957,836)	$(708,191)	$(1,543,210)

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

	October 31, 2014	April 30, 2014
Segment tangible assets:
Chinese medicine	$647,545	$605,918
Stevioside	13,938,733	14,332,440
Corporate and other	-	-
Total consolidated assets	$14,586,278	$14,938,358

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of October 31, 2014, we did not receive the deed and other legal documents for the apartment units, the local government is currently in the middle of processing the deed. We do not know when the apartment units are expected to be delivered. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of October 31, 2014 and April 30, 2014, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of October 31, 2014 and April 30, 2014, investment in real estate held for resale amounted to $1,972,474 and $1,963,891, respectively.

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

The top customer concentrations, which the sales income is over 10% of total sales for the six months ended October 31, 2014 and 2013 are as follows:

	Net Sales
	For the six months ended October 31, 2014		For the six months ended October 31, 2013
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd*	-	31.6%	-	44.2%
Qingdao Runde Biological Technology Co.Ltd	-	13.0%	-	13.6%
Zhonghua (Qingdao) Industrial Co., Ltd.	-	20.7%	-	-
Guangdong Tengjun Veterinary Medicine Co., Ltd	-	-	12.5%	-
Total	-	65.3%	12.5%	57.8%

 * Qufu Shengwang Import and Export Trade Co., Ltd is a related party, which is controlled by Mr. Laiwang Zhang,  President, Chairman and a principal shareholder of our company.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

  (ii)    Vendor Concentrations

The top vendor concentrations, which the purchase from those vendor is over 10% of total cost of goods sold, for the six months ended October 31, 2014 and 2013 are as follows:

	Net Purchases
	For the six months ended October 31, 2014		For the six months ended October 31, 2013
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	-	-	19.6%	-
Bozhou Weitao Pharmaceutical Co., Ltd	-	-	13.8%	-
Qufu Longheng Materials Co., Ltd	-	-	21.3%	-
Gansu Fanzhi Biology Techonology Co.,Ltd	9.4%	-	15.9%	-
Gansu DunHuang Agriculture Products Co.,Ltd	-	-	-	10.9%
Gansu Puhua Stevia Develop Co., Ltd	-	25.4%	-	-
Shandong Jinhuaxia Environment Engineering Co. Ltd.	-	-	-	12.2%
Mingguang Xingshi Stevia Corp.	-	15.8%	-	-
Ganzhou Julong High Tech Co., Ltd	-	15.9%	-	-
Total	9.4%	57.1%	70.6%	23.1%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At October 31, 2014, we had $875,666 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through October 31, 2014.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2014 through the filing date of this report and has determined that there are no items to disclose.

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

OUR PERFORMANCE

 Our total revenues totaled $4.0 million in the three months ended October 31, 2014, an increased by 42.6% from the same period in 2013, and our gross margin increased to 18.5% from 10.5% compared to the same period in 2013. Our sales revenues, excluding revenues from related party, increased by 33.1% in the three months ended October 31, 2014 as compared to the same period in 2013. Revenues from related parties increased 78.5% in the three months ended October 31, 2014 from the comparable period in 2013. Our operating expenses in the three months ended October 31, 2014 decreased by 18.8% from the comparable period in 2013. Our net loss for the three months ended October 31, 2014 was approximately $275,000 as compared to $958,000 for the same period in fiscal 2014.

 Our revenues totaled $7.9 million during the six months ended October 31, 2014, an increase of 41.9% as compared with the same period in 2013, while our gross margin increased to 17.9% from 13.5%. Our total operating expenses in the six months ended October 31, 2014 decreased by approximately $204,000 or 8.6% compared to the same period in 2013, primarily due to a decrease of approximately $295,000, or 16.4% in general and administrative expense, and offset by an increase of approximately $91,000 or 16.1% in selling expense. Our net loss for the six months ended October 31, 2014 was approximately $779,000, compared to $1,543,000 in the same period in 2013.

Our operating performance for the three and six months ended October 31, 2014 was primarily driven by an increase of 53.6% and 54.0% in sales revenue from our stevia products in our Stevioside segment and a slightly lower revenue in our Chinese medicine segment, as compared to the same periods in 2013, respectively.

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

The slightly decrease in revenues in our Chinese medicine was primarily due to the depressing market which was caused by the significantly declined production of farms, negatively influencing the demand for our Chinese traditional medicine products since 2012. In addition, the suppliers of some large farms have innovated to operate on the integrative basis, and the monopolized use of medicine, both lead to the decreased demand to our products. Some big customers of ours have changed to produce their own Chinese herbal extracts products; therefore, the orders from those big customers have decreased significantly. Our current orders primarily are low-volume and have mix-varieties. The lost of high volume orders greatly impacted our total sales.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2014 and 2013:

For the Three Months ended October 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$576,868	100.0%	$3,450,462	100.0%	$-	$4,027,330	100.0%
Cost of revenues	397,837	69.0%	2,886,447	83.6%	-	3,284,284	81.5%
Gross profit	179,031	31.0%	564,015	16.4%	-	743,046	18.5%

Total operating expenses	145,931	25.3%	845,772	24.5%	17,030	1,008,733	25.0%
Other income (expenses)	262	0.1%	33,906	1.0%	-	34,168	0.8%
Income (loss) before income taxes	$33,362	5.8%	$(247,851)	(7.2)%	$(17,030)	$(231,519)	(5.7)%

For the Three Months ended October 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$577,262	100.0%	$2,246,695	100.0%	$-	$2,823,957	100.0%
Cost of revenues	366,377	63.5%	2,161,160	96.2%	-	2,527,537	89.5%
Gross profit	210,885	36.5%	85,535	3.8%	-	296,420	10.5%

Total operating expenses	259,281	44.9%	910,890	40.5%	71,930	1,242,101	44.0%
Other income(expenses)	6,254	1.1%	(18,409)	(0.8)%	-	(12,155)	(0.4)%
Loss before income taxes	$(42,142)	(7.3)%	$(843,764)	(37.6)%	$(71,930)	$(957,836)	(33.9)%

The following table summarizes our results from operations for the six month periods ended October 31, 2014 and 2013.

For the Six Months ended October 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,099,061	100.0%	$6,764,778	100.0%	$-	$7,863,839	100.0%
Cost of revenues	770,659	70.1%	5,682,135	84.0%	-	6,452,794	82.1%
Gross profit	328,402	29.9%	1,082,643	16.0%	-	1,411,045	17.9%

Total operating expenses	267,280	24.3%	1,814,964	26.8%	86,211	2,168,455	27.6%
Other (expenses) income	(3,646)	(0.3)%	52,865	0.8%	-	49,219	0.7%
Income (loss) before income taxes	$57,476	5.2%	$(679,456)	(10.0)%	$(86,211)	$(708,191)	(9.0)%

For the Six Months ended October 31, 2013
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,148,822	100.0%	$4,392,041	100.0%	$-	$5,540,863	100.0%
Cost of revenues	753,260	65.6%	4,040,969	92.0%	-	4,794,229	86.5%
Gross profit	395,562	34.4%	351,072	8.0%	-	746,634	13.5%

Total operating expenses	453,160	39.4%	1,777,531	40.5%	141,418	2,372,109	42.8%
Other income(expense)	6,598	0.6%	(40,811)	(0.9)%	116,478	82,265	1.5%

Loss before income taxes	$(51,000)	(4.4)%	$(1,467,270)	(33.4)%	$(24,940)	$(1,543,210)	(27.9)%

Revenues

Total consolidated revenues in the second quarter of fiscal 2015 increased by approximately 42.6% as compared to the same period of fiscal 2014.  Stevioside revenues, which accounts for 85.7% and 79.6% of our total revenues in the second quarter of fiscal 2015 and fiscal 2014, respectively, increased by approximately 53.6%, while Chinese medicine revenues slightly decreased by approximately $400 or 0.1%. Within our Stevioside segment, revenues from sales to third parties increased by 44.7% and sales to the related party decreased by 78.5% in the second quarter of fiscal 2015, as compared to the same period of fiscal 2014. We have been trying to develop our domestic market and decrease the dependence of our sales to related parties. We have gained two major domestic customers, from whom we generated more than 30% of our stevia revenues in second quarter of fiscal 2015. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, new launched products including A3-99 and enzyme treated stevia have been well accepted by the market and unit price of new product increased by 7.7%. We generated revenue from the sale of our new product, enzyme treated stevia that were developed in the prior year which accounted for approximately three thousand tons and 12.7% of total Stevioside segment revenues and 4.0% of total consolidated revenues in the second quarter of fiscal 2015.

Total revenues in the first six months of fiscal 2015 increased by approximately 41.9% as compared to the same period of fiscal 2014.  Stevioside revenues, which accounts for 86.0% and 79.3% of our total revenues in the first six months of fiscal 2015 and fiscal 2014, respectively, increased by approximately 54.0%, while Chinese medicine revenues slightly decreased by approximately $50,000 or 4.3%. In the first six months of fiscal 2015, within our Stevioside segment, we increased both sales volumes of approximately 45,400 tons, an increased by 32.5%; and we also increased the average unit price of our stevia products by 23.7%, as compared to the same period of fiscal 2014.

We believe that the slightly decrease of sales in Chinese Medicine segment is primarily due to an oversupply of product in the market. The unit price remains stable in the second quarter of fiscal 2015 as compared to fiscal 2014. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the second quarter of fiscal 2015 increased by 29.9% compared to the second quarter of fiscal 2014. Cost of revenues as a percentage of revenues decreased from 89.5% to 81.5%, as compared to the same period of fiscal 2015 and 2014. Gross margin on Stevioside segment for the second quarter of fiscal 2015 was 16.3%, as compared to 3.8% for the same period of fiscal 2014. The higher gross margin for Stevioside was primarily due to the lower cost of adoption of our high-efficiency product line and the slightly lower costs of raw materials. Gross margin on Chinese Medicine was 31.0% in the second quarter of fiscal 2015, compared to 36.5% in the same period of fiscal 2014. The lower gross margin for Chinese Medicines was primarily due to higher raw material costs during the period compared with the same period in the prior year.  We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for the second quarter of fiscal 2015 was 18.5%, as compared to 10.5% in the same period of fiscal 2014.

The consolidated gross margin for the first six months of fiscal 2015 increased to 17.9%, compared to 13.5% for the same period in fiscal 2014. Gross margin on Stevioside segment increased during the first six months of fiscal 2015 to 16.0%, compared to 8.0% for the same period in fiscal 2014. The increase was primarily due to the decrease of approximately 40.6% in cost of revenues, primarily contributed by our more efficiently of new product lines, which the average cost decreased by 22.5%. The Chinese medicine gross margin increased to 29.9% in the first six months of fiscal 2015, compared to 34.4% for the same period in fiscal 2014, due to similar reasons discussed above.

Total Selling Expenses

In the second quarter of fiscal 2015, we had an increase of 16.6% in selling expenses, as compared to the second quarter of fiscal 2014. The increase was primarily due to the approximately $13,000 increase in office expenses, a $13,000 increase in travel expense, a $9,000 increase in shipping and freight fees and a $11,000 meal and other miscellaneous expenses, and offset by approximately $25,000 decrease in miscellaneous expenses.

In the first six month of fiscal 2015, we had an increase of 16.1% in selling expenses, as compared to the same period of fiscal 2014. The increase was primarily due to the approximately $14,000 increase in China local sales taxes, a $21,000 increase in shipping and freight and an increase of $38,000 in office expenses, a $66,000 increase in advertising and offset by $68,000 decreased in marketing expenses.

Total General and Administrative Expenses

Our general and administrative expenses for the second quarter of fiscal 2015 decreased by approximately 29.4% from the same period of fiscal 2014. The decrease was primarily due to a decrease of approximately $23,000 in bad debt expense, a $54,000 decrease in rent, a $14,000 decrease in impairment at inventory and a $77,000 decrease in office expenses, a $83,000 decrease in depreciation and amortization expenses, a $14,000 decrease in salaries and wages, a $68,000 decrease in accounting and professional fees in headquarter, and offset by an increase of approximately $17,000 in travel and entrainment expense and a $42,000 increase in research and development.

Total general and administrative expenses for the first six months of fiscal 2015 decreased by 16.4% from the comparable period in 2014. The decrease was primarily due to a decrease of approximately $173,000 in bad debt expenses, a $108,000 decrease in rent, a $84,000 decrease in office expenses, a $72,000 decrease in headquarter expenses for professional consulting fees, and a $58,000 decrease in miscellaneous expenses, offset by an increase in depreciation and amortization expense in approximately $155,000, a $45,000 increase in travel expense and a $28,000 increase in salaries and wages. The general and administrative expense as a percentage of revenue was 19.1% in the first six months of fiscal 2015 as compared to 32.5% in the same period of fiscal 2014. The decrease was primarily due to the improvement for our internal office management, and we also cut external consulting provider in fiscal 2015.

Other Income (Expenses)

For the second quarter and the first six months of fiscal 2015 other income amounted to approximately $34,000 and $49,000, an increase of $46,000 and a decrease of $33,000, as compared to the same periods of fiscal 2014, respectively. The increase was primarily attributable to the recognition of grant income of approximately $95,000 of each quarter related to a local PRC grant received in January 2014 of approximately $1,146,921 (RMB7,000,000), offset by an increase of $44,000 and $92,000 in the three and six months in interest expenses, respectively, for the $2,119,888 (RMB13,000,000) advance which was provided by Qufu Rural Credit Cooperatives through Pharmaceutical Corporation, a related party. For the first six months of fiscal 2015, other income decreased by $33,000, as compared to the first six months of fiscal 2014, this amount was primarily attributable to a $116,000 repayment for the export case settlement in the six months of fiscal 2014.

Income tax expense

Income tax expense was approximately $43,000 and $71,000 for the second quarter and the first six months of fiscal 2015, respectively, as compared to none income tax expenses reported in the same periods of fiscal 2014. The increase in income tax expense was attributable to the increase in taxable income in PRC generated by our Stevioside operating entities.

Net Loss

Net loss in the second quarter of fiscal 2015 was approximately $275,000, compared to $958,000 in the second quarter of fiscal 2014. The decrease was primarily due to higher gross profits and lower operating expense.

Net loss in the first six months of fiscal 2015 was approximately $779,000, compared to $1.5 million for the same period in fiscal 2014. The decrease in net loss was primarily due to increase in revenue and gross profit, as well as the lower operating expenses as discussed above.

Foreign currency translation adjustment

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $118,000 for the second quarter of fiscal 2015, as compared to a foreign currency translation gain of $261,000 for the second quarter of fiscal 2014. We reported a foreign currency translation gain of $99,000 for the first six months of fiscal 2015, as compared to a foreign currency translation gain of $417,000 for the same period of fiscal 2014. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation gain, we had lower comprehensive loss for the second quarter of fiscal 2015 of $157,000, compared to $697,000 for the same period of fiscal 2014. We had comprehensive loss for the first six months of fiscal 2015 of $680,000, compared to $1,126,000 for the first six months of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At October 31, 2014, we had working capital of $3.1 million, including cash of $875,884, as compared to working capital of $3.3 million and cash of $1.2 million at April 30, 2014. The approximate $320,000 decrease in our cash at October 31, 2014 from April 30, 2014 is primarily attributable to net cash used in purchase of property and equipment to improve our productivity, which we generated revenue from increasing sales in domestic and international market during the first six month of fiscal 2015. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $581,000 during the first six months of fiscal 2015. The days for sales outstanding in accounts receivable increased to 110 days as of October 31, 2014, as compared to 195 days as of April 30, 2014.

Our accounts payable and accrued expenses were $4.7 million at October 31, 2014, an increase of approximately $1.2 million from April 30, 2014. The balance was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Our short-term loan borrowed of $815,341 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, and our $2,119,888 (RMB13,000,000) advance from Qufu Rural Credit Cooperatives through Pharmaceutical Corporation, a related party, are due by April 2015, we plan to renew and extend these loans, which are offset by the advance funds to related parties for working capital purposes. We do not have any external sources of working capital other than loans we may obtain from commercial banks and advances from related parties. We believe our working capital is sufficient to fund our operations for at least the next 12 months.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $289,000 during the first six months of fiscal 2015. The increase resulting from cash provided by operating activities was due primarily to a decrease of $1.0 million in accounts receivable and a $1.1 million increase in account payable and accrued expense, offset by an increase of $366,000 in accounts receivable from the sales to related party, an increase of $841,000 in inventories and an increase of $1.1 million in prepaid expenses and other current assets.

Net cash provided by operating activities was approximately $510,000 during the first six months of fiscal 2013. Net cash provided by operating activities was due primarily to a $745,000 decrease in inventories and a $632,000 decrease in accounts receivables from the sales to related party, offset by a $520,000 increase in prepaid expenses and other current assets related to the use of advance payments for stevia raw materials and a decrease of $174,000 in accounts payable and accrued expenses.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $590,000 during the first six months of fiscal 2015, primarily due to the purchase of property and equipment in fiscal 2015.

Net cash used in investing activities amounted to $39,500 during the first six months of fiscal 2014, as compared to net cash used in $1.4 million for the same period in fiscal 2013. This was primarily due to $74,500 capital expenditures for property and equipment offset by $35,000 proceeds from loan.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities amounted to approximately $23,000 in the first six months of fiscal 2015, primarily due to repayment of related party advances. During the first six months of fiscal 2015, from time to time, we received advances from related parties approximately $46,000 and we also made repayments to related parties approximately $69,000 for working capital purposes.

Net cash used in financing activities amounted to approximately $259,000 during the first six months of fiscal 2014, This was primarily due to repayments of advances from related party of $509,000 and $250,000 net proceeds advanced from related party.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2014.

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

	October 31, 2014	April 30, 2014
	(Unaudited)
China	$875,666	$1,194,668
United States	218	895
Total	$875,884	$1,195,563

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2014.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2014 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure. We failed to include Exhibit 101 to our Annual Report on Form 10-K for the year ended April 30, 2014 when initially filed with the Securities and Exchange Commission on July 29, 2014. On July 30, 2014 we filed an amendment to the Form 10-K which included the omitted exhibit. Exhibit 101 includes our consolidated financial statement in the interactive data (XBRL) format. As a result of our failure to include Exhibit 101 in the Form 10-K as initially filed, our filing was considered deficient at the time it was made. This deficiency, which represented a failure in our disclosure controls and procedures, was corrected upon the filing of the Form 10-K/A. We have instituted enhanced internal procedures to correct the technical error which resulted in our failure to include Exhibit 101 as an exhibit to the Form 10-K when initially filed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the six months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 22, 2014	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 22, 2014	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer