Form 10-Q
period 2015-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2015-03-17
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 15, 2015, there were 173,882,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2014 is referred to as “fiscal 2014” and the year ending April 30, 2015 is referred to as “fiscal 2015.”  Also, the three month period ending January 31, 2015 is our third quarter and is referred to as the “third quarter of fiscal 2015”. Likewise, the three month period ending January 31, 2014 is referred to as the “third quarter of fiscal 2014”.

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

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$392,848	$1,195,563
Accounts receivable, net of allowance for doubtful accounts of $1,184,234 and $1,143,550, respectively	1,153,887	2,012,036
Accounts receivable - related party	1,654,736	953,400
Inventories, net	4,957,384	3,253,365
Prepaid expenses and other current assets	2,212,489	1,192,649
Total Current Assets	10,371,344	8,607,013

Investment in real estate held for resale	1,966,094	1,963,891
Property and equipment, net	14,215,290	14,938,358
Intangible assets, net	840,034	1,083,915
Land use rights, net	2,211,785	2,252,275
Total Assets	$29,604,547	$28,845,452

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,025,268	$3,545,377
Loan payable	812,704	811,794
Deferred grant income	483,294	631,395
Due to related party	844,103	355,181
Total Current Liabilities	7,165,369	5,343,747

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 173,882,803 shares issued and outstanding as of January 31, 2015 and April 30, 2014, respectively	173,883	173,883
Additional paid-in capital	33,479,529	33,479,529
Accumulated deficit	(16,984,421)	(15,895,527)
Accumulated other comprehensive income	5,770,187	5,743,820
Total Stockholders' Equity	22,439,178	23,501,705
Total Liabilities and Stockholders' Equity	$29,604,547	$28,845,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2015	2014	2015	2014
Revenues	$3,448,377	$2,394,691	$9,372,169	$6,201,563
Revenues - related party	1,323,158	833,657	3,263,205	2,567,648
Total revenues	4,771,535	3,228,348	12,635,374	8,769,211
Cost of revenues	3,694,021	2,549,994	10,146,815	7,344,223
Gross profit	1,077,514	678,354	2,488,559	1,424,988

Operating expenses:
Selling expenses	442,955	361,417	1,103,639	930,684
General and administrative expenses	980,056	818,861	2,487,827	2,621,703
Total operating expenses	1,423,011	1,180,278	3,591,466	3,552,387
Loss from operations	(345,497)	(501,924)	(1,102,907)	(2,127,399)

Other income (expenses):
Other income (expenses)	5,245	(8,283)	(7,755)	107,232
Grant income	138,299	379,626	327,838	379,626
Interest income	651	1,313	1,860	2,464
Interest expense - related party	(112,773)	-	(149,462)	-
Interest expense	(6,785)	(36,794)	(98,625)	(71,195)
Total other income (expenses)	24,637	335,862	73,856	418,127
Loss before income taxes	(320,860)	(166,062)	(1,029,051)	(1,709,272)
Income taxes expense	3,285	-	59,843	174
Net loss	$(324,145)	$(166,062)	$(1,088,894)	$(1,709,446)

Comprehensive loss:
Net loss	$(324,145)	$(166,062)	$(1,088,894)	$(1,709,446)
Foreign currency translation adjustment	(72,385)	30,286	26,367	447,765
Total comprehensive loss	$(396,530)	$(135,776)	$(1,062,527)	$(1,261,681)

Net loss per common share:
Net loss per share - basic and diluted	$(0.002)	$(0.001)	$(0.006)	$(0.010)
Weighted average common shares outstanding - basic and diluted	173,882,803	173,882,803	173,882,803	173,882,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudtied)

	For the Nine Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,088,894)	$(1,709,446)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,447,318	1,346,728
Amortization of intangible assets	243,881	243,881
Amortization of land use right	43,080	43,090
Loss on disposition of property and equipment	2,198	-
Realized comprehensive loss	-	1,535
Allowance for doubtful accounts	39,430	115,101
Changes in operating assets and liabilities:
Accounts receivable	861,414	170,984
Accounts receivable - related party	(700,768)	612,620
Inventories	(1,701,587)	185,685
Prepaid expenses and other current assets	(1,059,053)	(185,478)
Accounts payable and accrued expenses	1,574,818	(391,893)
Deferred grant income	(148,915)	759,252
Taxes payable	(97,850)	110,144
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(584,928)	1,302,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(708,512)	(273,794)
Proceeds from loan receivable	-	43,614
NET CASH (USED IN) INVESTING ACTIVITIES	(708,512)	(230,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	-	(813,484)
Advances due to related party	587,114	-
(Repayment of) proceed from related party advances	(98,303)	43,052
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	488,811	(770,432)

EFFECT OF EXCHANGE RATE ON CASH	1,914	11,338
NET (DECREASE) INCREASE IN CASH	(802,715)	312,929
Cash at the beginning of year	1,195,563	517,106
Cash at the end of period	$392,848	$830,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$2,702	$174
Cash paid for interest	$220,448	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

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
January 31, 2015

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
January 31, 2015

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2014 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three and nine months ended January 31, 2015 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                            Qufu Natural Green;
-                                            Qufu Shengren;
-                                            Qufu Shengwang;
-                                            Sunwin Tech; and
-                                            Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the first nine months of fiscal year 2015, the Company had a net loss of $1,088,894 and net cash used in operations of $584,928. At January 31, 2015, we had working capital of $3.2 million, including cash of $392,848. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2015, we held $392,678 of our cash and cash equivalents with commercial banking institutions in the PRC, and $170 with banks in the United States. As of April 30, 2014, we held $1,194,668 of our cash and cash equivalents with commercial banking institution in PRC, and $895 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2015.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At January 31, 2015 and April 30, 2014, the allowance for doubtful accounts was $1,184,234 and $1,143,550, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At January 31, 2015 and April 30, 2014, the Company recorded a reserve for obsolete or slow-moving inventories of $601,533 and $635,644, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales. We record VAT charged to our customers as VAT payable. In addition, we pay value added taxes on our primary purchases. We record VAT charged by our vendors as VAT receivable. These amounts are presented as net amounts for financial statement purposes. Taxes receivable at January 31, 2015 amounted to $31,582 and taxes payable at April 30, 2014 was $69,298, respectively, consisting primarily of VAT taxes.

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
January 31, 2015
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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Net loss allocable to common shareholders for basic and diluted net loss per common share	$(324,145)	$(166,062)	$(1,088,894)	$(1,709,446)
Weighted average common shares outstanding - basic	173,882,803	173,882,803	173,882,803	173,882,803
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average common shares outstanding - diluted	173,882,803	173,882,803	173,882,803	173,882,803
Net loss per common share - basic	$(0.002)	$(0.001)	$(0.006)	$(0.010)
Net loss per common share - diluted	$(0.002)	$(0.001)	$(0.006)	$(0.010)

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
January 31, 2015

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

As of January 31, 2015	RMB 6.15 to $1.00
As of April 30, 2014	RMB 6.16 to $1.00

Nine months ended January 31, 2015	RMB 6.15 to $1.00
Nine months ended January 31, 2014	RMB 6.15 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended January 31, 2015 and 2014 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January 31, 2015, we had $392,678 on deposit in China, which is not insured. We have not experienced any losses in such accounts through January 31, 2015.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $114,482 and $4,268 for the three months ended January 31, 2015 and 2014; and $119,827 and $24,343 for the nine months ended January 31, 2015 and 2014, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $59,605 and $77,947 for the three months ended January 31, 2015 and 2014; and $198,417 and $196,183 for the nine months ended January 31, 2015 and 2014, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of ASU 2014-98 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of January 31, 2015, we did not receive the deed and other legal documents for the apartment units; the local government was in the middle of processing the deed. We do not know when the apartment units are expected to be delivered. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance of approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of January 31, 2015 and April 30, 2014, we classified these payments made toward the Purchase Price as investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of January 31, 2015 and April 30, 2014, investment in real estate held for resale amounted to $1,966,094 and $1,963,891, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

NOTE 4 - INVENTORIES

At January 31, 2015 and April 30, 2014, inventories consisted of the following:

	January 31, 2015	April 30, 2014
	(unaudited)
Raw materials	$2,064,671	$1,548,181
Work in process	221,196	44,898
Finished goods	3,273,050	2,295,930
	5,558,917	3,889,009
Less: reserve for obsolete inventory	(601,533)	(635,644)
	$4,957,384	$3,253,365

NOTE 5 - PROPERTY AND EQUIPMENT

At January 31, 2015 and April 30, 2014, property and equipment consisted of the following:

	Estimated Life	January 31, 2015	April 30, 2014
		(unaudited)
Office equipment	5-7 Years	$62,171	$58,266
Auto and trucks	10 Years	937,434	929,042
Manufacturing equipment	20 Years	12,968,073	11,987,404
Buildings	20 Years	10,773,745	10,303,529
Construction in process		535,255	1,284,199
		25,276,678	24,562,440
Less: accumulated depreciation		(11,061,388)	(9,624,082)
		$14,215,290	$14,938,358

For the three months ended January 31, 2015 and 2014, depreciation expense totaled $465,657 and $449,694, of which $165,074 and $149,582 was included in cost of revenues, respectively, and of which $300,583 and $300,112 was included in general and administrative expenses, respectively. For the nine months ended January 31, 2015 and 2014, depreciation expense totaled $1,447,318 and $1,346,728, of which $446,752 and $456,273 was included in cost of revenues, respectively, and of which $1,000,566 and $890,455 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For each quarter, amortization expense was approximately $81,294. For the nine months ended January 31, 2015 and 2014, amortization expense amounted to $243,881 and $243,881, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

Intangible assets consisted of the following:

	Estimated Life	January 31, 2015	April 30, 2014
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(785,840)	(541,959)
Intangible assets, net		$840,034	$1,083,915

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	January 31, 2015	April 30, 2014
		(unaudited)
Land use right	41-65 Years	$2,584,876	$2,581,947
Less: accumulated amortization		(373,091)	(329,672)
		$2,211,785	$2,252,275

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended January 31, 2015 and 2014, amortization expense amounted to $14,395 and $14,439, respectively. For the nine month periods ended January 31, 2015 and 2014, amortization expense amounted to $43,080 and $43,090, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party and revenue – related party

On January 31, 2015 and April 30, 2014, we reported $1,654,736 and $953,400 in accounts receivable – related party, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended January 31, 2015 and 2014, we had revenue – related party of $1,323,158 and $833,657, respectively. For the nine months ended January 31, 2015 and 2014, we had revenue – related party of $3,263,205 and $2,567,648, respectively, from Qufu Shengwang Import and Export Corporation,

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

Due to (from) related parties

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. During the three and nine months ended January 31, 2015, we paid interest of respectively, to Pharmaceutical Corporation related to the reimbursement of interest expense incurred by Pharmaceutical Corporation in order for Pharmaceutical Corporation to advance working capital to the Company.  The other advances were non-interest bearing. On January 31, 2015 and April 30, 2014, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Mr. Laiwang Zhang	Total
Balance due to related parties, April 30, 2014	$248,873	$106,308	$-	$355,181
Working capital advances from related parties	225,009	46,044	316,061	587,114
Repayments	(68,729)	(29,574)	-	(98,303)
Effect of foreign currency exchange	111	-	-	111
Balance due to related parties, January 31, 2015	$405,264	$122,778	$316,061	$844,103

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at January 31, 2015 and April 30, 2014 totaled $2,212,489 and $1,192,649, respectively. As of January 31, 2015, prepaid expenses and other current assets includes $1,728,526 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $301,187 for employee advances and a $182,776 deposit for renewing land use rights.

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

NOTE 10 – GRANT INCOME

During third quarter of fiscal 2014 and second quarter of fiscal 2015, we received grant funding of $1,146,921 (RMB 7,000,000) and $178,923 (RMB 1,100,000), respectively, in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 8,100,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2015 in order to pass inspection and examination for the completion of this commitment. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At January 31, 2015 and April 30, 2014, the balance of deferred grant income is $483,294 and $631,395, respectively. For the three months ended January 31, 2015 and 2014, grant income amounted to $138,299 and $379,626, respectively. For the nine months ended January 31, 2015 and 2014, grant income amounted to $327,838 and $379,626, respectively.

NOTE 11 - LOAN PAYABLE

On April 30, 2014, we borrowed a short-term loan of $811,794 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 7.8% per annum, is unsecured, and the principal balance with accrued interest is due on April 29, 2015. At January 31, 2015, the balance of loan payable is $812,704.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At January 31, 2015 and April 30, 2014, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 173,882,803 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three months ended January 31, 2015 and 2014; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2015 and 2014 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenues:
Chinese medicine – third party	$620,364	$713,896	$1,719,425	$1,862,718
Chinese medicine – related party	-	-	-	-
Total Chinese medicine	620,364	713,896	1,719,425	1,862,718

Stevioside – third party	2,828,013	1,680,795	7,652,744	4,338,845
Stevioside – related party	1,323,158	833,657	3,263,205	2,567,648
Total Stevioside	4,151,171	2,514,452	10,915,949	6,906,493
Total segment and consolidated revenues	$4,771,535	$3,228,348	$12,635,374	$8,769,211

	Three Months Ended January 31,		Nine Months Ended January31,
	2015	2014	2015	2014
Interest (expense) income:
Chinese medicine	$(12)	$92	$114	$370
Stevioside	(118,895)	(35,573)	(246,341)	(69,101)
Total segment and consolidated interest expense	$(118,907)	$(35,481)	$(246,227)	$(68,731)

Depreciation and amortization:
Chinese medicine	$52,251	$31,963	$91,623	$77,996
Stevioside	509,095	513,463	1,642,656	1,555,903
Total segment and consolidated depreciation and amortization	$561,346	$545,426	$1,734,279	$1,633,699

Income (loss) before income taxes:
Chinese medicine	$(2,928)	$98,689	$54,548	$47,689
Stevioside	(298,803)	(238,493)	(978,259)	(1,705,763)
Corporate and other	(19,129)	(26,258)	(105,340)	(51,198)
Total consolidated loss before income taxes	$(320,860)	$(166,062)	$(1,029,051)	$(1,709,272)

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

	January 31, 2015	April 30, 2014
Segment tangible assets:
Chinese medicine	$594,507	$605,918
Stevioside	13,620,783	14,332,440
Corporate and other	-	-
Total consolidated assets	$14,215,290	$14,938,358

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 41,979 square feet, with 6,458 square feet of storage area for a total purchase price of RMB15,120,000 (approximately $2,390,325) (the “Purchase Price”). Under the terms of the agreement, the apartment units were expected to be delivered by December 30, 2012. As of January 31, 2015, we did not receive the deed and other legal documents for the apartment units, the local government is currently in the middle of processing the deed. We do not know when the apartment units are expected to be delivered. We prepaid 30% of the Purchase Price, approximately $717,097, upon signing the agreement on August 25, 2011. An additional 50% of the Purchase Price, or approximately $1,195,162, was paid on December 8, 2011, with the balance, or approximately $478,066 due upon completion of the ownership documents and transfer of the apartment units to us.  As of January 31, 2015 and April 30, 2014, we classified investment in real estate held for resale as a long-term asset since we do not plan on selling the apartment units within one year. As of January 31, 2015 and April 30, 2014, investment in real estate held for resale amounted to $1,966,094 and $1,963,891, respectively.

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

The top customer concentrations, which the sales income is over 10% of total sales for the nine months ended January 31, 2015 and 2014 are as follows:

	Net Sales
	For the nine months ended January 31, 2015		For the nine months ended January 31, 2014
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd*	-	31.6%	-	41.2%
Qingdao Runde Biological Technology Co.Ltd	-	11.1%	-	-
Zhonghua (Qingdao) Industrial Co., Ltd.	-	17.8%	-	-
Total	-	60.5%	-	41.2%

 * Qufu Shengwang Import and Export Trade Co., Ltd is a related party, which is controlled by Mr. Laiwang Zhang,  President, Chairman and a principal shareholder of our company.

               The three largest customers accounted for 40.6% of the Company’s total outstanding accounts receivable at January 31, 2015. The largest customer accounted for 56.2% of the Company’s total outstanding accounts receivable at April 30, 2014.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

  (ii)    Vendor Concentrations

The top vendor concentrations, which the purchase from those vendor is over 10% of total cost of goods sold, for the nine months ended January 31, 2015 and 2014 are as follows:

	Net Purchases
	For the nine months ended January 31, 2015		For the nine months ended January 31, 2014
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	-	-	16.7%	-
Qufu Longheng Materials Co., Ltd	-	-	18.7%	-
Gansu Fanzhi Biology Techonology Co.,Ltd	10.6%	-	17.2%	-
Gansu Puhua Stevia Develop Co., Ltd	-	16.1%	-	-
Mingguang Xingshi Stevia Corp.	-	10.0%	-	-
Ganzhou Julong High Tech Co., Ltd	-	10.1%	-	-
Total	10.6%	36.2%	52.6%	-

                The accounts payable of the three largest suppliers do not exceed 5% of the Company's total outstanding accounts payable at January 31, 2015 and April 30, 2014, respectively.

 (iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At January 31, 2015, we had $392,678 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through January 31, 2015.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2015 through the filing date of this report and has determined that there are no items to disclose.

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

OUR PERFORMANCE

 Our total revenues totaled $4.8 million in the three months ended January 31, 2015, an increased by 47.8% from the same period in 2014, and our gross margin increased to 22.6% from 21.0% compared to the same period in 2014. Our sales revenues, excluding revenues from related party, increased by 44.0% in the three months ended January 31, 2015 as compared to the same period in 2014. Revenues from related parties increased 58.7% in the three months ended January 31, 2015 from the comparable period in 2014. Our operating expenses in the three months ended January 31, 2015 increased by 20.6% from the comparable period in 2014. Our net loss for the three months ended January 31, 2015 was approximately $324,000 as compared to $166,000 for the same period in fiscal 2014.

 Our revenues totaled $12.6 million during the nine months ended January 31, 2015, an increase of 44.1% as compared with the same period in 2014, while our gross margin increased to 19.7% from 16.2%. Our total operating expenses in the nine months ended January 31, 2015 increased by approximately $39,000 or 1.1% compared to the same period in 2014, primarily due to an increase of approximately $173,000, or 18.6% in selling expense, and offset by a decrease of approximately $134,000 or 5.1% in general and administrative expense. Our net loss for the nine months ended January 31, 2015 was approximately $1,089,000, compared to $1,709,000 in the same period in 2014.

Our operating performance for the three and nine months ended January 31, 2015 was primarily driven by an increase of 65.1% and 58.1% in sales revenue from our stevia products in our Stevioside segment and a slightly lower revenue in our Chinese medicine segment, as compared to the same periods in 2014, respectively.

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

•	A new stevia extraction line was finished in December 2012. This new line added additional 500 metric tons to our annual production capacity;

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2014 and 2015. During fiscal 2014, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2016. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2016.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2015 and 2014:

For the Three Months ended January 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$620,364	100.0%	$4,151,171	100.0%	$-	$4,771,535	100.0%
Cost of revenues	436,330	70.3%	3,257,691	78,5%	-	3,694,021	77.4%
Gross profit	184,034	29.7%	893,480	21.5%	-	1,077,514	22.6%

Total operating expenses	192,421	31.0%	1,211,461	29.2%	19,129	1,423,011	29.8%
Other income	5,459	0.9%	19,178	0.5%	-	24,637	0.5%
Income (loss) before income taxes	$(2,928)	(0.5)%	$(298,803)	(7.2)%	$(19,129)	$(320,860)	(6.7)%

For the Three Months ended January 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$713,896	100.0%	$2,514,452	100.0%	$-	$3,228,348	100.0%
Cost of revenues	447,367	62.7%	2,102,627	83.6%	-	2,549,994	79.0%
Gross profit	266,529	37.3%	411,825	16.4%	-	678,354	21.0%

Total operating expenses	163,125	22.8%	990,895	39.4%	26,258	1,180,278	36.6%
Other income (expenses)	(4,715)	(0.7)%	340,577	13.5%	-	335,862	10.4%

Income (loss) before income taxes	$98,689	13.8%	$(238,493)	(9.5)%	$(26,258)	$(166,062)	(5.1)%

The following table summarizes our results from operations for the nine month periods ended January 31, 2015 and 2014.

For the Nine Months ended January 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,719,425	100.0%	$10,915,949	100.0%	$-	$12,635,374	100.0%
Cost of revenues	1,206,989	70.2%	8,939,826	81.9%	-	10,146,815	80.3%
Gross profit	512,436	29.8%	1,976,123	18.1%	-	2,488,559	19.7%

Total operating expenses	459,701	26.7%	3,026,425	27.7%	105,340	3,591,466	28.4%
Other income	1,813	0.1%	72,043	0.7%	-	73,856	0.6%
Income (loss) before income taxes	$54,548	3.2%	$(978,259)	(9.0)%	$(105,340)	$(1,029,051)	(8.1)%

For the Nine Months ended January 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated

Total revenues	$1,862,718	100.0%	$6,906,493	100.0%	$-	$8,769,211	100.0%
Cost of revenues	1,200,626	64.5%	6,143,597	89.0%	-	7,344,223	83.8%
Gross profit	662,091	35.5%	762,896	11.0%	-	1,424,988	16.2%

Total operating expenses	616,286	33.1%	2,768,425	40.1%	167,676	3,552,387	40.5%
Other income	1,883	0.1%	299,766	4.3%	116,478	418,127	4.8%

Income (loss) before income taxes	$47,689	2.6%	$(1,705,763)	(24.7)%	$(51,198)	$(1,709,272)	(19.5)%

Revenues

Total consolidated revenues in the third quarter of fiscal 2015 increased by approximately 47.8% as compared to the same period of fiscal 2014.  Stevioside revenues, which accounts for 87.0% and 77.9% of our total revenues in the third quarter of fiscal 2015 and fiscal 2014, respectively, increased by approximately 65.1%, while Chinese medicine revenues decreased by approximately $93,500 or 13.1%. Within our Stevioside segment, revenues from sales to third parties increased by 68.3% and sales to the related party increased by 58.7% in the third quarter of fiscal 2015, as compared to the same period of fiscal 2014. We have been trying to develop our international market and increase the dependence of our sales to related parties. We also have been trying to develop our domestic market and have gained two major domestic customers, from whom we generated more than 29% of our stevia revenues in third quarter of fiscal 2015. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, new launched products including A3-99 and enzyme treated stevia have been well accepted by the market and unit price of new product increased by 15.1%. We generated revenue from the sale of our new product, enzyme treated stevia that were developed in the prior year which accounted for approximately 12,670 tons and 20.8% of total Stevioside segment revenues and 18.1% of total consolidated revenues in the third quarter of fiscal 2015.

Total revenues in the first nine months of fiscal 2015 increased by approximately 44.1% as compared to the same period of fiscal 2014.  Stevioside revenues, which accounts for 86.4% and 78.8% of our total revenues in the first nine months of fiscal 2015 and fiscal 2014, respectively, increased by approximately 58.1%, while Chinese medicine revenues decreased by approximately $143,000 or 7.7%. In the first nine months of fiscal 2015, within our Stevioside segment, we increased both sales volumes of approximately 66,400 tons, an increased by 30.8%; and we also increased the average unit price of our stevia products by 16.0%, as compared to the same period of fiscal 2014.

We believe that the decrease of sales in Chinese Medicine segment is primarily due to an oversupply of product in the market. The unit price remains stable in the third quarter of fiscal 2015 as compared to fiscal 2014. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the third quarter of fiscal 2015 increased by 44.9% compared to the third quarter of fiscal 2014. Cost of revenues as a percentage of revenues decreased from 79.0% to 77.4%, as compared to the same period of fiscal 2015 and 2014. Gross margin on Stevioside segment for the third quarter of fiscal 2015 was 21.5%, as compared to 16.4% for the same period of fiscal 2014. The higher gross margin for Stevioside was primarily due to the lower cost of adoption of our high-efficiency product line and the slightly lower costs of raw materials. Gross margin on Chinese Medicine was 29.7% in the third quarter of fiscal 2015, compared to 37.3% in the same period of fiscal 2014. The lower gross margin for Chinese Medicines was primarily due to higher raw material costs during the period compared with the same period in the prior year.  We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for the third quarter of fiscal 2015 was 22.6%, as compared to 21.0% in the same period of fiscal 2014.

The consolidated gross margin for the first nine months of fiscal 2015 increased to 19.7%, compared to 16.2% for the same period in fiscal 2014. Gross margin on Stevioside segment increased during the first nine months of fiscal 2015 to 18.1%, compared to 11.1% for the same period in fiscal 2014. The increase was primarily due to the decrease of approximately from 89.0% to 81.9% in cost of revenues, primarily contributed by our more efficiently of new product lines, which the average cost decreased by 7.9%. The Chinese medicine gross margin decreased to 29.8% in the first nine months of fiscal 2015, compared to 35.5% for the same period in fiscal 2014, due to similar reasons discussed above.

Total Selling Expenses

In the third quarter of fiscal 2015, we had an increase of 22.6% in selling expenses, as compared to the third quarter of fiscal 2014. The increase was primarily due to the approximately $27,000 increase in salaries, wages and commissions, a $19,000 increase in office expenses, a $107,000 increase in shipping and freight fees and a $8,000 increase in meal and entertainment, a $25,000 increase in advertising, and offset by approximately $92,000 decrease in miscellaneous expenses and a $12,000 decrease in travel expense.

In the first nine month of fiscal 2015, we had an increase of 18.6% in selling expenses, as compared to the same period of fiscal 2014. The increase was primarily due to the approximately $55,000 increase in China local sales taxes, a $20,000 increase in salaries, wages and commissions, and an increase of $57,000 in office expenses, a $211,000 increase in advertising, an increase of $13,000 in meals and entertainment, and offset by $66,000 decreased in marketing expenses and a $113,000 decrease in miscellaneous expenses.

Total General and Administrative Expenses

Our general and administrative expenses for the third quarter of fiscal 2015 increased by approximately 19.7% from the same period of fiscal 2014. The increase was primarily due to an increase of approximately $97,000 in bad debt expense, a $110,000 increase in research and development, a $23,000 increase in depreciation and amortization expenses, a $162,000 increase in miscellaneous expense, and offset a $14,000 decrease in impairment at inventory, a $207,000 decrease in office expenses, a $4,000 decrease in rent, and a $6,000 decrease in accounting and professional fees in headquarter,.

Total general and administrative expenses for the first nine months of fiscal 2015 decreased by 5.1% from the comparable period in 2014. The decrease was primarily due to a decrease of approximately $76,000 in bad debt expenses, a $115,000 decrease in rent, a $291,000 decrease in office expenses, a $62,000 decrease in headquarter expenses for professional consulting fees, a $48,000 decrease in meal and entertainment, and a $43,000 decrease in impairment at inventory, offset by an increase in depreciation and amortization expense in approximately $178,000, a $104,000 increase in miscellaneous expense, a $95,000 increase in research and development, a $68,000 increase in travel expense and a $42,000 increase in salaries and wages. The general and administrative expense as a percentage of revenue was 19.7% in the first nine months of fiscal 2015 as compared to 29.9% in the same period of fiscal 2014. The decrease was primarily due to the improvement for our internal office management, and we also cut external consulting provider in fiscal 2015.

Other Income

For the third quarter of fiscal 2015, other income amounted to approximately $25,000, a decrease of $311,000, as compared to the third quarter of fiscal 2014. For first nine months of fiscal 2015, other income amounted to approximately $74,000, a decrease of $334,000 , as compared to the same periods of fiscal 2014. The decrease was primarily attributable to an increase of $83,000 and $177,000 in the three and nine months in interest expenses, respectively, for the $2,119,888 (RMB13,000,000) advance which was provided by Qufu Rural Credit Cooperatives through Pharmaceutical Corporation, a related party, and offset by the grant income of approximately $138,000 of each quarter related to a local PRC grant received in the third quarter of fiscal 2014 of approximately $1,146,921 (RMB7,000,000) and $178,923 (RMB 1,100,000) recevied in the second quarter of fiscal 2015. The reason for decrease of the first three and nine months of fiscal 2015 as compared to the first three and nine months of fiscal 2014 was primarily the recording of $379,626 in grant income by the Company for calander year 2013 at the end of January 2014 and the increase of interest expense - related party in fiscal 2015.

Income Tax Expense

Income tax expense was approximately $3,000 and $60,000 for the third quarter and the first nine months of fiscal 2015, respectively, as compared to none income tax expenses reported in the same periods of fiscal 2014. The increase in income tax expense was attributable to the increase in taxable income in PRC generated by our Stevioside operating entities.

Net Loss

Net loss in the third quarter of fiscal 2015 was approximately $324,000, compared to $166,000 in the third quarter of fiscal 2014. The increase was primarily due to higher operating expense and higher interest expense.

Net loss in the first nine months of fiscal 2015 was approximately $1.1 million, compared to $1.7 million for the same period in fiscal 2014. The decrease in net loss was primarily due to increase in revenue and gross profit, as well as the lower general and administrative expenses as discussed above.

Foreign currency translation adjustment

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $72,000 for the third quarter of fiscal 2015, as compared to a foreign currency translation gain of $30,000 for the third quarter of fiscal 2014. We reported a foreign currency translation gain of $26,000 for the first nine months of fiscal 2015, as compared to a foreign currency translation gain of $448,000 for the same period of fiscal 2014. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation gain, we had higher comprehensive loss for the third quarter of fiscal 2015 of $397,000, compared to $136,000 for the same period of fiscal 2014. We had comprehensive loss for the first nine months of fiscal 2015 of $1,063,000, compared to $1,262,000 for the first nine months of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2015, we had working capital of $3.2 million, including cash of $392,848, as compared to working capital of $3.3 million and cash of $1.2 million at April 30, 2014. The approximate $802,000 decrease in our cash at January 31, 2015 from April 30, 2014 is primarily attributable to net cash used in purchase of raw materials to improve our productivity, which we generated revenue from increasing sales in domestic and international market during the first nine month of fiscal 2015. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $157,000 during the first nine months of fiscal 2015. The days for sales outstanding in accounts receivable decreased to 63 days as of January 31, 2015, as compared to 195 days as of April 30, 2014.

Our accounts payable and accrued expenses were $5.0 million at January 31, 2015, an increase of approximately $1.5 million from April 30, 2014. The balance was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Our short-term loan borrowed of $812,704 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, and our $2,113,031 (RMB13,000,000) advance from Qufu Rural Credit Cooperatives through Pharmaceutical Corporation, a related party, are due by April 2015, we plan to renew and extend these loans, which are offset by the advance funds to related parties for working capital purposes. We do not have any external sources of working capital other than loans we may obtain from commercial banks and advances from related parties. We believe our working capital is sufficient to fund our operations for at least the next 12 months.

Cash Flows Analysis

NET CASH FLOW (USED IN)PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $585,000 during the first nine months of fiscal 2015. The decrease resulting from cash used in operating activities was due primarily to an increase of $701,000 in accounts receivable from the sales to related party, an increase of $1.1 million in prepaid expenses and other current assets, and a $1.7 million increase in inventories, offset by a decrease of $861,000 in accounts receivable and an increase of $1.6 million in account payable and accrued expense.

Net cash provided by operating activities was approximately $1,302,000 during the first nine months of fiscal 2014. For the nine months ended January 31, 2014, cash flows provided by operations was primarily attributable to a decrease in account receivable of $171,000, a decrease in accounts receivables for the sales to related party of $613,000 and an increase in deferred grant income of $759,000 offset by a decrease in accounts payable and accrued expenses of $392,000.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $708,500 during the first nine months of fiscal 2015, primarily due to the purchase of property and equipment in fiscal 2015.

Net cash used in investing activities amounted to $230,200 during the first nine months of fiscal 2014. During the first nine months of fiscal 2014, we used cash of $273,800 for the purchase of property and equipment offset by $43,600 in proceeds received from loan receivable.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $489,000 in the first nine months of fiscal 2015, primarily due to cash received from related party advances. During the first nine months of fiscal 2015, from time to time, we received advances from related parties approximately $587,000 and we also made repayments to related parties approximately  $98,300 for working capital purposes.

During the first nine months of fiscal 2014, we used cash of $813,000 for the repayment of short-term loan payable offset by cash received of $43,000 from related party advances.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2015.

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

	January 31, 2015	April 30, 2014
	(Unaudited)
China	$392,678	$1,194,668
United States	170	895
Total	$392,848	$1,195,563

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements for fiscal 2014 appearing in our Annual Report on Form 10-K for the year ended April 30, 2014, as amended.

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2015.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of January 31, 2015 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure. We failed to include Exhibit 101 to our Annual Report on Form 10-K for the year ended April 30, 2014 when initially filed with the Securities and Exchange Commission on July 29, 2014. On July 30, 2014 we filed an amendment to the Form 10-K which included the omitted exhibit. Exhibit 101 includes our consolidated financial statement in the interactive data (XBRL) format. As a result of our failure to include Exhibit 101 in the Form 10-K as initially filed, our filing was considered deficient at the time it was made. This deficiency, which represented a failure in our disclosure controls and procedures, was corrected upon the filing of the Form 10-K/A. We have instituted enhanced internal procedures to correct the technical error which resulted in our failure to include Exhibit 101 as an exhibit to the Form 10-K when initially filed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the nine months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 17, 2015	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 17, 2015	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer