Form 10-K
period 2015-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2015-08-06
CIK 806592

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2015

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

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]Yes [ ✓ ]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]Yes  [✓ ]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ] No [✓]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [✓] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [✓].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value on October 31, 2014 was $20,406,423.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 28, 2015 there were 174,882,803 shares of the registrant's common stock issued and outstanding.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2014 is referred to as “fiscal 2014”, the fiscal year ended April 30, 2015 is referred to as “fiscal 2015”, and the coming fiscal year ending April 30, 2016 is referred to as “fiscal 2016.”

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

We sell stevioside, a natural sweetener, and herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During fiscal 2015 and 2014, our operations were organized into two operating segments related to our product lines:

-	Stevioside, and
-	Chinese medicines.

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal years 2015 and 2014, our Stevioside segment generated revenues of $ 15.2 million and $10.4 million, representing 87% and 81% of our total consolidated revenues, respectively.

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

In July 2011, the EU Standing Committee on Food Chain and Animal Health announced that steviol glucoside derived from the stevia plant was safe for use in food ingredients throughout the 27 countries of the EU.  In November 2011, the European Commission formally authorized the use of steviol glucoside derived from the stevia plant as a non-caloric sweetener for EU-wide use.

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

In fiscal 2015, our stevia products have obtained certification of National Organic Program (NOP Certificate No: 50OGA1400229) and certification of non-genetically modified organisms (“Non-GMO”) with the ID number of 52462. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients.

Steviosin

Steviosin is a natural low calorie stevia extract for medicinal use, containing stevioside at 90% with the total steviol glycosides meeting or exceeding 95% on a dry weight basis. Steviosin is used as an alternative sweetener in the pharmaceutical production in China.

OnlySweet

OnlySweet is an all natural, zero calorie, tabletop sweetener comprised of three natural ingredients, including stevioside. In June 2008 we began production of a new blend of OnlySweet increasing its sweetness. We believe this  OnlySweet formulation represented a significant advancement in quality resulting in a sweeter and more natural taste compared to other manufacturers of stevioside based sweeteners. We believe consumers are attracted to these improvements in taste, absence of aftertaste and overall mouth feel of this new blend of OnlySweet. OnlySweet is manufactured in the United States at an FDA approved blending facility.

In March 2014, we entered an exclusively 5-year distribution agreement with Qingdao Dongfang Tongxiang International Trading Co., Ltd, and authorized them to use the trademark “OnlySweet” to sell the Company’s Stevia products.

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor foreign trade companies. Our top 10 customers accounted for 81% of our sales in the Stevioside segment in fiscal 2015. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd., a related party, accounted for 40% and 29% respectively, of our stevioside sales in fiscal 2015 and fiscal 2014. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products.  We control the default risk by conducting due diligence on the customers’ credit record before acceptance of a purchase order.

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

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries. We generated $405,497 in revenue from producing over 3.9 metric tons of A3-99 in fiscal 2015.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries. We generated $2,819,308 in revenue from producing over 37.2 metric tons of Enzyme treated stevia in fiscal 2015.

In fiscal 2015 and 2016, we are planning to have invested approximately $2 million, including in fiscal 2015 we have invested $670,000 to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment and a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,600 metric tons in manufacturing capacity per year to produce high-grade stevia extract.  With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

We set our production schedules based on the market demand and our capacity. Our total stevioside production capacity is approximately 800 metric tons annually which we believe is sufficient to meet demand.  In fiscal 2015, we manufactured approximately 366 metric tons of stevioside, an increase of 55 metric tons from the prior year, to better supply the market demand.

CHINESE MEDICINE SEGMENT

In our Chinese medicine segment, we manufacture and sell traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2015 and 2014, this segment generated revenues of $2.3 million and $2.4 million, representing 13% and 19% of our total consolidated revenues, respectively.

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

We manufactured and sold approximately 236 different extracts in fiscal 2015, compared to 204 different extracts in fiscal 2014. These extracts, can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. In fiscal year 2015, Beijing Haomiao Huifeng Pharmaceutical Co., Ltd, accounted for 10.2% of our Chinese medicine sales. In fiscal 2014, no single customer represented more than 10% of our total revenues from this segment. We do not have contracts with our customers and sales are made under a purchase order arrangement. We deliver upon the acceptance of a purchase order with no deposit required. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers’ credit record before acceptance of a purchase order.

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

In fiscal 2015, our top five suppliers represented approximately 59% of our purchases of raw materials used in our Chinese medicine segment, including Shandong Heze Zhongshun Pharmaceutical Co., Ltd., Gansu Fanzhi Bio Tech Co., Ltd and Qufu Longheng Fuel Material Co., Ltd. respectively accounting for 11.6%, 13.1% and 16.4% of our total supply purchase. In fiscal 2014, our top five suppliers represented approximately 51.2% of our purchases of raw materials used in our Chinese medicine segment, including Shandong Heze Zhongshun Pharmaceutical Co., Ltd., Gansu Fanzhi Bio Tech Co., Ltd and Qufu Longheng Fuel Material Co., Ltd. respectively accounting for 10.1%, 11.4% and 14.2% of our total supply purchase. There was no significant change in the composition of our top five suppliers since fiscal 2014.

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

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2015 and fiscal 2014 we spent $0.3 million and $1.5 million, respectively, on research and development.

In addition, as part of WILD Flavors’ investment in our company, WILD Flavors provided product development services as part of a broader services agreement with Sunwin USA LLC as discussed later in this section.

In fiscal 2014, we launched a new product line which help us to provide RA 99 products and enzyme treated stevia products, which is well accepted in the food and medicine industry.

In fiscal 2014, we transferred $1.4 million inventory to Shandong Chinese Medicine University for the research collaboration project with Professor Jingzhen Tian, the project is named “development and research on new kinds of stevia for pharmaceutical use”, and this project is related to total grant we received in January 2014 of approximately $1,146,921 (RMB7,000,000) and $178,923 (RMB1,100,000) in October 2014.

In fiscal 2015 and 2016, we are planning to have invested approximately $2 million, including in fiscal 2015 we have invested $670,000 to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,600 metric tons in manufacturing capacity per year to produce high-grade stevia extract.  With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

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

On February 5, 2009, we entered into a securities purchase agreement with WILD Flavors to purchase 20,000,000 shares of our common stock at $0.15 per share together with five year warrants to purchase 26,666,666 shares of our common stock with an exercise price of $0.35 per share.  In connection with the securities purchase agreement we paid fees of $100,000 in cash and 1,000,000 shares of our common stock and paid legal fees of $10,000.  We used the net proceeds from this transaction for expansion of our production facilities in China and general corporate purposes. In February 2014, the warrants expired and were cancelled.

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

EMPLOYEES

As of July 30, 2015, we have 190 full time employees. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevia used to make stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our cost of sales as a percentage of revenues was 81% in each of fiscal 2015 and fiscal 2014, and we may experience significantly higher costs in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential raw material price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. In fiscal 2015 the effect of the foreign exchange transaction was approximately $242,000 and in fiscal 2014 it was approximately $228,000. The recording of these non-cash gains, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

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

Although our Chief Financial Officer and members of our accounting staff have significant experience with the application of accounting principles and the relevant financial regulations applicable to enterprises established in the PRC, these individuals have limited experience in the application of U.S. GAAP.  Since 2005, CD International Enterprises, Inc. (“CDI”) has been providing various accounting and other corporate management services to us and we are materially dependent upon this firm to assist us in the preparation of our financial statements and reports we file with the Securities and Exchange Commission. If we were to lose the services of CDI, or any similar firm which we may engage in the future, our ability to prepare our financial statements in conformity with U.S. GAAP and to timely file our annual and quarterly reports with the Securities and Exchange Commission would be materially and adversely impacted.  If we are unable to properly and timely file these reports, our common stock would be removed from quotation on the OTC Bulletin Board and we could become subject to an enforcement action by the Securities and Exchange Commission.

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC PINK TIER OF THE OTC MARKETS, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH WILL ADVERSELY AFFECT ITS LIQUIDITY.

Our common stock is currently quoted on the OTC Pink Tier of the OTC Markets. As the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock could be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock”, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

A LARGE PORTION OF OUR OUTSTANDING COMMON SHARES ARE “RESTRICTED SECURITIES” AND FUTURE SALES OF THOSE SHARES BY OUR STOCKHOLDERS COULD ADVERSELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

At July 27, 2015 we had 174,882,803 shares of common stock outstanding, of which approximately 54,755,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, including our traditional Chinese medicine facilities which moved from 6 Youpeng Road of Qufu City to Shuyuan Economic Zone during fiscal 2015.

In October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square-foot facility used in our traditional Chinese medicine business. The lease expired on October 1, 2012, after that, Pharmaceutical Corporation allowed Qufu Natural Green to use the facility until further agreement was reached. In February 2015, following the decision not to enter into a new agreement with for the prior facility, Qufu Natural Green moved its traditional Chinese medicine facilities to our existing location in Shuyuan Economic Zone after payment of $30,120 as a lump sum rent compensation for the additional usage of the facility prior to moving out to Shengwang Pharmaceutical Corporatione.

Our principal executive offices and stevioside manufacturing facility is comprised of approximately 64,000 square feet situated on land which we hold land use rights.  The land use rights expire on March 14, 2054.

Qufu Shengwang owns an 89,000 square-foot facility which includes 30,000 square feet of manufacturing space, a 21,500 square feet of warehouse and 38,000 square feet of office space. Qufu Shengwang occupies this facility pursuant to land use rights which expire in March 2054.

Qufu Shengren occupies approximately 4.9 acres of land at no cost pursuant to a March 13, 2004 land use agreement with Shandong Group that expires on March 14, 2054.  Located on this land is a 33,000 square feet of manufacturing facility we are converting to a high grade stevioside production facility, an 18,000 square feet of warehouse facility and approximately 3.74 acres (approximately 163,000 square feet) of vacant land.

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet) for a total purchase price of RMB15,120,000 (approximately $2,484,7995) (the “Purchase Price”), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Board of Directors decided to award twenty apartment units, totaling 3,000 square meters (32,292 square feet) to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at fair market price of RMB3,448 (US$561) per square meter. Total non-cash employees’ compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees’ compensation / bonus has been classified and included in the general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of April 30, 2015 and 2014, investment in real estate held for resale amounted to $331,306 and $1,963,891, respectively.

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

Our common stock is quoted on the OTC Pink Tier of the OTC Markets under the symbol “SUWN”. The following table sets forth the reported high and low closing prices for our common stock as reported on the OTC Markets for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2014
May 1, 2013 through July 31, 2013	$0.18	$0.13
August 1, 2013 through October 31, 2013	$0.21	$0.12
November 1, 2013 through January 31, 2014	$0.14	$0.07
February 1, 2014 through April 30, 2014	$0.18	$0.08

Fiscal 2015
May 1, 2014 through July 31, 2014	$0.25	$0.08
August 1, 2014 through October 31, 2014	$0.25	$0.12
November 1, 2014 through January 31, 2015	$0.17	$0.11
February 1, 2015 through April 30, 2015	$0.31	$0.10

On July 28 , 2015, the last reported sale price of the common stock on OTC Markets was $0.26 per share. As of July 27, 2015 there were 751 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Company, Inc. which is located at 66 Exchange Place, Salt Lake City, Utah 84111. The phone number is (801)355-5740 and its website is www.colonialstock.com.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years 2015 and 2014 should be read in conjunction with the consolidated financial statements and footnotes,  and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During fiscal years 2015 and 2014 our operations were organized in two operating segments related to our product lines:

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

Our stevia products have obtained certification of National Organic Program (NOP Certificate No: 50OGA1400229) and certification of non-genetically modified organisms (“Non-GMO”) with the ID number of 52462 in the year of 2014. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients.

In fiscal 2015 and 2016, we are planning to have invested approximately $2 million, including in fiscal 2015 we have invested $670,000 to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

Our Performance

Our revenues totaled $17.5 million in fiscal 2015, an increase of 36.0% as compared with fiscal 2014, and our gross margin increased slightly to 19.1% from 18.7% primarily due to the adjustment of the products structure. Our total operating expenses in fiscal 2015 increased by approximately $2.0 million or 32.8% compared to fiscal 2014 primarily due to the overall increase in overheads from increased sales operations, including an increase of $1,413,093 or 43% in general and administrative expenses, which primarily due to an one-time non-cash employees’ compensation / bonus of $1,684,122 awarded to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company, an increase of $1,651,881 or 100% in loss on disposition of property and equipment , an increase of $136,312 or 11.2% in selling expenses, offset by a decrease of  $1,235,003 or 82.9% in research and development expenses. Our net loss for fiscal 2015 was $4.5 million, compared to $3.1 million in fiscal 2014.

Our operating performance for fiscal 2015 was primarily driven by an increase of 45.3% in sales revenue from our stevia products in our Stevioside segment, including an increase in sales to related parties of 64%, offset by and a slightly lower revenue of approximately 4% in our Chinese medicine segment.

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

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2016 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

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

•	A new stevia extraction line was finished in fiscal 2015. This new line will add additional 500 metric tons to our current annual production capacity;

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2015 and 2016. During fiscal 2015, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2016. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will continue to increase in fiscal 2016.

Going Concern

        For the years ended April 30, 2015 and 2014, the Company has incurred recurring losses of approximately $4.5 million and $3.1 million, respectively, and incurred cash flow deficiencies of approximately $380,000 from its operating activities for the year ended April 30, 2015. As of April 30, 2015, the Company has accumulated deficit of approximately $20.4 million, its cash and cash equivalents balance and its revenues generated are not currently sufficient and cannot be projected to cover operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from its related parties, finance its operations through obtaining loans from its banks as well as to raise funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months.  Management intends to make every effort to identify and develop sources of funds.

There can be no assurance that these plans and arrangements will be sufficient to fund the Company's ongoing capital expenditures, working capital, and other requirements. The outcome of these matters cannot be predicted at this time.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

The following table summarizes our results of operations in fiscal 2015 and fiscal 2014.  The percentages represent each line item as a percent of revenues:

For the Year Ended April 30, 2015
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,333,789	100.0%	$15,178,268	100.0%	$-	$17,512,057	100.0%
Cost of goods sold	1,683,773	72.1%	12,484,078	82.2%	-	14,167,851	80.9%
Gross profit	650,016	27.9%	2,694,190	17.8%	-	3,344,206	19.1%

Selling expenses	373,098	16.0%	980,498	6.4%	-	1,353,596	7.7%
General and administrative expenses	678,645	29.1%	3,912,121	25.8%	105,761	4,696,527	26.8%
Loss on disposition of property and equipment	-	-%	1,651,881	10.9%	-	1,651,881	9.4%
Research and development expenses	-	-%	253,966	1.7%	-	253,966	1.5%
Loss from operations	(401,727)	(17.2)%	(4,104,276)	(27.0)%	(105,761)	(4,611,764)	(26.3)%
Other income	8,419	0.4%	190,547	1.2%	-	198,966	1.0%
Loss before income taxes	$(393,308)	(16.8)%	$(3,913,729)	(25.8)%	$(105,761)	$(4,412,798)	(25.2)%

For the Year Ended April 30, 2014
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,429,468	100.0%	$10,444,189	100.0%	$-	$12,873,657	100.0%
Cost of goods sold	1,584,147	65.2%	8,880,779	85.0%	-	10,464,926	81.3%
Gross profit	845,321	34.8%	1,563,410	15.0%	-	2,408,731	18.7%
Selling expenses	378,133	15.6%	839,151	8.0%		1,217,284	9.5%
General and administrative expenses	542,345	22.3%	2,572,813	24.6%	168,276	3,283,434	25.5%
Loss on disposition of property and equipment	-	-%	-	-%	-	-	-%
Research and development expenses	-	-%	1,488,969	14.3%	-	1,488,969	11.6%
Loss from operations	(75,157)	(3.1)%	(3,337,523)	(32.0)%	(168,276)	(3,580,956)	(27.8)%
Other income	23,016	0.9%	375,641	3.6%	116,478	515,135	4.0%
Loss before income taxes	$(52,141)	(2.2)%	$(2,961,882)	(28.4)%	$(51,798)	$(3,065,821)	(23.8)%

Revenues

Total revenues in fiscal 2015 increased by $4.6 million, or 36.0%, as compared to fiscal 2014. Stevioside revenues, which accounts for 86.7% and 81.1% of our total revenues in fiscal 2015 and fiscal 2014, respectively, increased by 45.3%, while Chinese medicine revenues slightly decreased by $0.1 million.

Within our Stevioside segment, revenues from sales to third parties increased by 35.0% and sales to the related party increased by 64.1% in fiscal 2015, as compared to fiscal 2014. We have been trying to develop our international market and increase the dependence of our sales to related parties. We also have been trying to develop our domestic market and have successfully gained two major domestic customers. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, new launched products including A3-99 and enzyme treated stevia have been well accepted by the market especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, we produced 366 metric tons of stevioside for fiscal 2015 as compared to 311 metric tons in fiscal 2014. We generated revenue from the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 16% and 11.6% in fiscal 2015 and 2014, respectively, of total Stevioside segment revenues. Additionally, we also continue to generate revenue from the sale of our new products that were developed in the prior year.

Our unit sale price fluctuated from month to month in fiscal 2015, which was mainly affected by the market environment; the average unit sale price is relatively stable compare to fiscal 2014. However, with the restructure of our product line, the sales of our low grade stevia products continues to changed in fiscal 2015, the sales revenue of A3-40 products decreased by 55.8%,  and the sales of A3-50 products decreased by 43.9%. Our new developed products generated more than 18% of total consolidated revenue, our A3-99 product, which is currently the highest grade stevia in the market generated more than $405,000 in revenue, and our enzyme treated products generated over $2.4 million in revenues.

We believe that the decrease of sales in Chinese Medicine segment is primarily due to an oversupply of product in the market. The unit price remains stable in fiscal 2015 as compared to fiscal 2014. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

 Cost of revenues in fiscal 2015 increased by $3.7 million, or 35.4%, compared to fiscal 2014. The increase in cost of revenues was primarily due to an increase in sale volume. Gross margin on Stevioside segment for fiscal 2015 was 17.8%, as compared to 15.0% for fiscal 2014. The increase in gross margins for Stevioside was primarily due to improvements in the efficiency of our production line and lower costs of materials. Gross margin on Chinese Medicine was 27.9% in fiscal 2015, compared to 34.8% in fiscal 2014. The lower gross margin for Chinese Medicines was primarily due to decrease in production volume and increase in material costs.  Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for fiscal 2015 was 19.1%, as compared to 18.7% in fiscal 2014.

Total Selling Expenses

We had an increase of approximately $136,312 in selling expenses. The increase was primarily due to the approximately $241,000 increase in advertising expenses, $72,000 increase in salary and wage expenses , $45,000 increase in office expenses, $16,000 increase in meals and entertainment, and $14,000 increase in shipping and freight, offset by the decrease of approximately $147,000 in miscellaneous selling expenses, $56,000 in commission expense, $38,000 in marketing expense, and $11,000 in travel expenses in fiscal 2015.

Total General and Administrative Expenses

Our general and administrative expenses for fiscal 2015 increased by $1,413,093, or 43.0% from fiscal 2014.  The increase was primarily due to an increase of $1,684,122 in non-cash employees’ compensation / bonus related to the apartment complex units awarded to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company, $85,000 in office supplies, $77,000 in repairs and maintenance, $24,000 in auto expense, $30,000 in rent expenses, $60,000 in miscellaneous expenses and $72,000 in travel expense, offset by decreases of approximately $237,000 in depreciation and amortization expenses, $64,000 in consulting expense in US office, $38,000 in meals and entertainment, $141,000 in office expenses, and $75,000 in salaries and wages.

Loss on Disposition of Property and Equipment

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in fiscal 2015 and fiscal 2014, we determined that some of our equipment needed to be replaced or otherwise removed from service. As a result, we disposed of these assets and recorded a loss on disposal approximately of $1.7 million in fiscal 2015 and no impairment of property and equipment was recorded in fiscal 2014.

Research and Development Expenses

For the year ended April 30, 2015, our research and development expensed amounted to $253,966 as compared to $1,488,969 for the year ended April 30, 2014. The decrease of approximately $1.2 million was primarily due to the fact that in fiscal 2014, we recorded the transfer of inventory to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the project named “development and research on new kinds of stevia for pharmaceutical use”, this project is related to total grant we received during the third quarter of fiscal 2014 of approximately $1,146,921 (RMB7,000,000) and $179,092 (RMB1,100,000) during the second quarter of fiscal 2015.

Other Income (Expense)

For the year ended April 30, 2015, other income, net of expense, amounted to approximately $199,000, a decrease of $316,000 as compared to $515,000 for the year ended April 30, 2014. The decrease was primarily attributable to an increase in interest expense - related party in the amount of approximately $255,000, a decrease in other income of approximately $80,000, and offset by an increase in grant income of $13,000.

 Net Loss

Net loss in fiscal 2015 was $4.5 million, compared to $3.1 million in fiscal 2014. The increase was primarily due to loss on the disposition of property and equipment, non – cash employees’ compensation / bonus as one time performance rewards, offset by the lower research and development expenses and higher gross profits resulted from an increase in revenue generated from our Stevioside segment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At April 30, 2015, we had working capital of $3.6 million, including cash of $0.2 million, as compared to working capital of $3.3 million and cash of $1.2 million at April 30, 2014. The approximate $1.0 million decrease in our cash at April 30, 2015 from April 30, 2014 is primarily attributable to net cash used in operating activities of approximately $380,000, cash used in investing activities of approximately $360,000 and cash used in financing activities of approximately $220,000 during fiscal 2015. We are working to increase sales and decrease the inventory on hands to shorten the inventory turnover and account receivable turnover. We believe that our existing cash and cash equivalents, internally generated funds, working capital from our related parties and bank loans will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $1.5 million during fiscal 2015 as a result of the increase in revenues - related parties during fiscal 2015 and hence increased accounts receivable from related parties as of April 30, 2015. The days for sales outstanding in accounts receivable decreased to 77 days as of April 30, 2015, as compared to 82 days as of April 30, 2014. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from related parties, decreased by approximately $1.3 million during fiscal 2015 as a result of our collection efforts. The days for sales outstanding in accounts receivable for third party sales decreased to 43 days as of April 30, 2015, as compared to 72 days as of April 30, 2014.

At April 30, 2015 inventories, net of reserve for obsolescence, totaled $5.3 million, as compared to $3.3 million as of April 30, 2014. The increase is primarily due to inventories purchased during fiscal 2015 in order to anticipate for higher level of product demand and higher overseas demand.

Our accounts payable and accrued expenses were $5.5 million at April 30, 2015, an increase of approximately $2.0 million from April 30, 2014. The increase was primarily due to an increase in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $380,000 in fiscal 2015, as compared to net cash provided by operating activities of $1.3 million in fiscal 2014, which was primarily due to a net loss of $4.5 million adjusted and offset by non-cash items such as loss on disposition of property and equipment of $1.7 million, non-cash employee’s compensation / bonus related to the twenty units of apartment awarded to the certain employees of $1.7 million, depreciation expense and amortization of intangible assets and land use right of $2.4 million. The decrease in net cash from operating activities was also primarily due to increases in accounts receivable – related party and inventories, and decrease in deferred revenue of approximately $2.8 million, $2.0 million and $340,000, respectively, offset by a decrease of approximate $1.3 million in accounts receivable and notes receivable, an increase of approximately $1.5 million in accounts payable and accrued expenses, and a decrease in prepaid expenses and other current assets of $529,000.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $360,000 in fiscal 2015, as compared to $808,000 in fiscal 2014. In fiscal 2015, we spent approximately $360,000 in purchases of property and equipments.

Net cash used in investing activities amounted to $808,000 in fiscal 2014, as compared to $1.4 million in fiscal 2013. In fiscal 2014, we spent approximately $852,000 in capital expenditures for property and received $44,000 repayment from the loan receivables.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities amounted to approximately $220,000 in fiscal 2015, primarily due to repayment of short term loan of approximately $814,000 and repayment of related party advances of approximately $311,000, which offset by an increase in advances due to related parties of approximately $906,000.

Net cash provided by financing activities amounted to approximately $107,000 in fiscal 2014, primarily due to proceed received from related party advanced. During fiscal 2014, from time to time, we received advances from related parties approximately $2.5 million and we also advance funds to related parties approximately $2.3 million for working capital purposes.

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2015.

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

	April 30, 2015	April 30, 2014
China	$241,845	$1,194,668
United States	122	895
Total	$241,967	$1,195,563

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

Our financial statements are contained in pages F-3 through F-22, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Exchange Act, our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of April 30, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. During our assessment of the effectiveness of internal control over financial reporting as of April 30, 2015, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2015.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2015. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2015 are fairly stated, in all material respects, in accordance with U.S. GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in its annual report.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	53	President and Chairman
Dongdong Lin	41	Chief Executive Officer, Secretary and Director
Fanjun Wu	41	Chief Financial Officer
Chengxiang Yan	47	Director and General Manager of Qufu Natural Green

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

Liawang Zhang.  Mr. Zhang has over 15 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 19 years of operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 19 years of marketing experience in our industry and an advanced degree in farming.

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

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2015 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2015, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2015.

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

The following table summarizes all compensation recorded by us in fiscal 2015 for:

-	our principal executive officer or other individual serving in a similar capacity;
-
our two most highly compensated executive officers other than our principal executive officer who made in excess of $100,000 in fiscal 2015 and who were serving as executive officers at April 30, 2015 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

-	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2015.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Laiwang Zhang (1)	2015	$13,613	$-	-	-	-	-	-	$13,613
	2014	$32,985	$-	-	-	-	-	-	$32,985
Dongdong Lin (2)(3)	2015	$11,202	$84,206	-	-	-	-	-	$95,408
	2014	$63,086	$-	-	-	-	-	-	$63,086

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.
(3)
Ms. Lin has received an apartment unit with the total area of 150 square meters (1,615 square feet) in Qufu, China, valued at $84,206, as part of our bonus compensation awarded to certain management personnel for contribution made to the Company.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2015:

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

2015 Equity Compensation Plan

On May 11, 2015, our board of directors authorized our 2015 Equity Compensation Plan (the "2015 Plan"). The purpose of the 2015 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. We have initially reserved 25,000,000 shares of our common stock for issuance upon awards to be made under the 2015 Plan. The maximum number of shares of common stock which may be subject to awards under the 2015 Plan made to individuals who are neither officers, directors nor employees of our company is limited to 2,500,000 shares. The 2015 Plan also contains an "evergreen formula" pursuant to which the number of shares of common stock available for issuance under the 2015 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2015 Plan beginning with calendar year 2016 providing that we have sufficient authorized but unissued and unreserved shares of our common stock available, by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 375,000 shares of common stock.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2015 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On July 27, 2015 we had 174,882,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 27, 2015 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang	3,457,154	2.0%
Dongdong Lin	4,984,108	2.9%
Fanjun Wu	1,732,052	1.0%
Chengxiang Yan	-	-%
All officers and directors as a group (four persons)	10,173,314	5.9%
WILD Flavors, Inc. (1)

(1)
Amount includes 20,000,000 shares of our common stock owned of record according to the purchase agreement with WILD Flavors in February 2009. Michael H. Ponder has voting and dispositive control over securities held by WILD Flavors whose address is 1261 Pacific Avenue, Erlanger, Kentucky 41018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:

2005 Equity Compensation Plan	0	N/A	0
2006 Equity Compensation Plan	0	N/A	0
2008 Equity Compensation Plan	0	N/A	0
2012 Equity Compensation Plan	0	N/A	0
2015 Equity Compensation Plan	0	N/A	0
Plans not approved by shareholders:
None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements as of April 30, 2015 and which have occurred through the date of this report:

From time to time we sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman. In fiscal 2015 and 2014, sales to this related party were $6,081,939 and $3,705,504, respectively.  On April 30, 2015 and 2014, this related party accounts receivable due us from this related party was $3,761,758 and $953,400, respectively.

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. In fiscal years 2015 and 2014, we respectively paid interest of $289,693 and $34,550, which in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical., Co., Ltd. (“Pharmaceutical Corporation”), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two loans with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $788,825 (RMB 4,800,000) and $1,314,708 (RMB 8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 6.375%. The other advances bear no interest and are payable on demand, including the working capital we borrowed from Mr. Laiwang Zhang. On April 30, 2015, the balance we owed Qufu Shengwang Import and Export Co., Ltd. of $346,622, $496,816 to the Pharmaceutical Corporation and $115,037 to Mr. Laiwang Zhang for working capital purpose. On April 30, 2014, the balance we owed Qufu Shengwang Import and Export Co., Ltd of $248,873 and $106,308 to the Pharmaceutical Corporation.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market’s director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP served as our independent registered public accounting firm for fiscal 2015 and fiscal 2014. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2015 and fiscal 2014.

	2015	2014
Audit Fees	$90,000	$90,000
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$90,000	$90,000

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

a) The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated

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

10.27	Loan agreement dated December 22, 2010 between Sunwin International Neutraceuticals, Inc. and CDI China, Inc.
10.28	Cooperation Agreement dated July 1, 2012 by and between Hegeng (Beijing) Organic Farm Technology Co.,Ltd. and Qufu Shengwang Stevia Biology and Science Co. Ltd. *
10.29	Consulting agreement dated May 5, 2015 by and between Yuejian Wang and Sunwin Stevia International, Inc.
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
16.1	Letter dated December 6, 2013 from RBSM LLP (incorporated by reference to the Current Report on Form 8-K as filed on December 9, 2013).
21.1	Subsidiaries of the registrant.*
31.1	Section 302 Certificate of the Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

+ Management contract or compensatory plan or arrangement.
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin Stevia International, Inc.

August 5, 2015	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

August 5, 2015	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Director	August 5, 2015
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (principal executive officer)	August 5, 2015
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	August 5, 2015
Fanjun Wu

/s/ Chengxiang Yan	Director	August 5, 2015
Chengxiang Yan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F – 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F – 3
Consolidated Statements of Operations and Comprehensive Loss	F – 4
Consolidated Statement of Changes in Stockholders’ Equity	F – 5
Consolidated Statements of Cash Flows	F – 6
Notes to Consolidated Financial Statements	F - 7 to F - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Sunwin Stevia International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. (the “Company”) as of April 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from its operating activities. These raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
August 5, 2015

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$241,967	$1,195,563
Accounts receivable, net of allowance for doubtful accounts of $1,207,075 and $1,143,550, respectively	678,456	2,012,036
Accounts receivable - related party	3,761,758	953,400
Inventories, net	5,288,409	3,253,365
Prepaid expenses and other current assets	467,054	1,192,649

Total Current Assets	10,437,644	8,607,013

Investment in real estate held for resale	331,306	1,963,891
Property and equipment, net	12,085,570	14,938,358
Intangible assets, net	758,740	1,083,915
Land use rights, net	2,222,061	2,252,275
Other long-term asset	168,060	-

Total Assets	$26,003,381	$28,845,452

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,527,011	$3,545,377
Loan payable	-	811,794
Deferred grant income	295,809	631,395
Due to related parties	958,475	355,181

Total Current Liabilities	6,781,295	5,343,747

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 173,882,803 and 173,882,803 shares issued and outstanding as of April 30, 2015 and 2014, respectively	173,883	173,883
Additional paid-in capital	33,479,529	33,479,529
Accumulated deficit	(20,417,666)	(15,895,527)
Accumulated other comprehensive income	5,986,340	5,743,820

Total Stockholders' Equity	19,222,086	23,501,705

Total Liabilities and Stockholders' Equity	$26,003,381	$28,845,452

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended April 30,
	2015	2014
Revenues	$11,430,118	$9,168,153
Revenues - related party	6,081,939	3,705,504
Total revenues	17,512,057	12,873,657
Cost of revenues	14,167,851	10,464,926
Gross profit	3,344,206	2,408,731

Operating expenses:
Selling expenses	1,353,596	1,217,284
General and administrative expenses	4,696,527	3,283,434
Loss on disposition of property and equipment	1,651,881	-
Research and development expenses	253,966	1,488,969
Total operating expenses, net	7,955,970	5,989,687
Loss from operations	(4,611,764)	(3,580,956)

Other income (expenses):
Other income	45,984	125,954
Grant income	519,185	506,300
Interest income	2,572	3,025
Interest expense - related party	(289,693)	(34,550)
Interest expense	(79,082)	(85,594)
Total other income	198,966	515,135

Loss before income taxes	(4,412,798)	(3,065,821)
Provision for income taxes	109,341	-
Net loss	$(4,522,139)	$(3,065,821)

Comprehensive loss:
Net loss	$(4,522,139)	$(3,065,821)
Foreign currency translation adjustment	242,520	228,484
Total comprehensive loss	$(4,279,619)	$(2,837,337)

Net loss per common share:
Net loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding - basic and diluted	173,882,803	173,882,803

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended April 30, 2015 and 2014

	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, April 30, 2013	173,882,803	$173,883	$33,479,529	$(12,829,706)	$5,515,336	$26,339,042
Net loss for the period	-	-	-	(3,065,821)	-	(3,065,821)
Foreign currency translation adjustment	-	-	-	-	228,484	228,484

Balance, April 30, 2014	173,882,803	$173,883	$33,479,529	$(15,895,527)	$5,743,820	$23,501,705
Net loss for the period	-	-	-	(4,522,139)	-	(4,522,139)
Foreign currency translation adjustment	-	-	-	-	242,520	242,520
Balance, April 30, 2015	173,882,803	$173,883	$33,479,529	$(20,417,666)	$5,986,340	$19,222,086

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,522,139)	$(3,065,821)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	2,032,240	1,781,938
Amortization of intangible assets	325,175	325,175
Amortization of land use right	57,494	57,469
Loss on disposition of property and equipment	1,651,881	-
Allowance for doubtful accounts	111,876	166,332
Recovery of bad debts reserves	(62,755)	-
Non - cash employees' compensation / bonus	1,684,122	-
Gain from transferred of investment in real estate held for resale as employees' compensation / bonus	(42,989)	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	1,334,060	(555,780)
Accounts receivable - related party	(2,770,733)	297,241
Inventories	(1,976,823)	1,721,277
Prepaid expenses and other current assets	529,068	(42,443)
Accounts payable and accrued expenses	1,536,101	(193,443)
Deferred grant income	(340,094)	632,875
Taxes payable	73,752	177,560
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(379,764)	1,302,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(359,758)	(851,624)
Proceeds from loan receivable	-	43,614
NET CASH USED IN INVESTING ACTIVITIES	(359,758)	(808,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short term loan	(814,054)	-
Advance due from related parties	905,738	2,454,872
Repayment of related party advances	(311,334)	(2,348,345)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(219,650)	106,527

EFFECT OF EXCHANGE RATE ON CASH	5,576	77,560
NET (DECREASE) INCREASE IN CASH	(953,596)	678,457
Cash at the beginning of year	1,195,563	517,106
Cash at the end of year	$241,967	$1,195,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$24,781	$-
Cash paid for interest	$284,940	$120,144

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$310,611	$-

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Sunwin Stevia International, Inc. (“Sunwin Stevia International”), a Nevada corporation, and its subsidiaries are referred to in this report as “we”, “us”, “our”, “Sunwin” or the “Company”.

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People’s Republic of China (the “PRC”). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

For the fiscal year 2015 and 2014, our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines., and subsidiaries included in continuing operations consisted of the following:

-       Qufu Natural Green Engineering Co., Ltd. ( “Qufu Natural Green”), a wholly owned by Sunwin Stevia International;
-       Qufu Shengren Pharmaceutical Co., Ltd. (“Qufu Shengren”), a wholly owned by Qufu Natural Green;
-       Qufu Shengwang Stevia Biology and Science Co., Ltd. (“Qufu Shengwang”), a wholly owned by Qufu Natural Green;
-       Sunwin Tech Group, Inc. (“Sunwin Tech”), a wholly owned by Sunwin Stevia International; and
-       Sunwin USA, LLC. (“Sunwin USA”), a wholly owned by Sunwin Stevia International.

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

On July 1, 2012, Qufu Shengwang entered into the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. (“Hegeng”), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang’s name.  No additional investment in the facility would be required. During the third quarter of fiscal 2014, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in last quarter of fiscal 2014.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

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

On August 8, 2012, we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012.  On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by China Direct Investment, Inc. (“CDI”), our corporate management services third party provider, and reimbursed by us to CDI through the issuance of our common shares as part of the terms of the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles (“U.S. GAAP”) which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for OnlySweet.

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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. This agreement is still in effect as of today.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of Sunwin and all our wholly-owned including those operating outside the United States, and are prepared in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN

        As reflected in the accompanying consolidated financial statements, the Company has incurred a recurring net loss of $4,522,139 and incurred negative cash flows from operating activities of $379,764 for the year ended April 30, 2015.  As of April 30, 2015, the Company has an accumulated deficit of $20,417,666, its cash and cash equivalents balance and its revenues generated are not currently sufficient and cannot be projected to cover operating expenses in the coming year.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from its related parties, finance its operations through obtaining loans from its banks as well as to raise funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months.

        We had been successful in the past in acquiring working capital through bank loans and advances from our related parties.  However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of April 30, 2015, we held $241,845, of our cash and cash equivalents with commercial banking institutions in the PRC, and $122 with banks in the United States. In the PRC, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through April 30, 2015.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. On April 30, 2015 and 2014, the allowance for doubtful accounts was $1,207,075 and $1,143,550, respectively. During the year ended April 30, 2015, the Company has recovered approximately of $63,000 of old accounts receivable, which had been reserved for in prior years.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. On April 30, 2015 and 2014, the Company recorded a reserve for obsolete or slow-moving inventories of $608,186 and $635,644, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from three to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Accounting Standards Codification (“ASC”), 360-10-35-17 of the Financial Accounting Standards Board (FASB), we examine the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Included in property and equipment is construction-in-progress which consisted of factory improvements and machinery pending installation and included the costs of construction, machinery and equipment, and or any interest charges arising from borrowings used to finance these assets during the period of construction or installation of the assets if applicable. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a dispossition loss of $1,651,881 and $0 as of April 30, 2015 and 2014, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on April 30, 2015 and April 30, 2014 amounted to $43,046 and $69,298, respectively, consisted primarily of VAT taxes.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

REVENUE RECOGNITION

Pursuant to the guidance of ASC Topic 605, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

GRANT INCOME

Grants received from PRC government agencies are recognized as deferred grant income and recognized in the consolidated statements of operations and comprehensive loss as and when they are earned for the specific research and development projects for which these grants are received.

INCOME TAXES

The company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are recorded to reduce the deferred tax assets to an amount that it is more likely than not be realized.

We file federal and state income tax returns in the United States for our corporate operations pursuant to the U.S. Internal Revenue Code of 1986, as amended, and file separate foreign tax returns for our Chinese subsidiaries pursuant to the China’s Unified Corporate Income Tax Law.

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2015	2014
Numerator:
Net loss	$(4,522,139)	$(3,065,821)
Numerator for basic EPS, loss applicable to common stockholders	$(4,522,139)	$(3,065,821)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	173,882,803	173,882,803
Effect of dilutive securities:
Warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	173,882,803	173,882,803
Basic and diluted loss per common share:
Loss per share – basic and diluted	$(0.03)	$(0.02)

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

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

As of April 30, 2015	RMB 6.09 to $1.00
As of April 30, 2014	RMB 6.16 to $1.00

Year ended April 30, 2015	RMB 6.14 to $1.00
Year ended April 30, 2014	RMB 6.14 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for fiscal year 2015 and 2014 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. On April 30, 2015, we had $241,845 in deposits in the PRC, which is not insured. We have not experienced any losses in such accounts through April 30, 2015.

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
YEARS ENDED APRIL 30, 2015 AND 2014

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $253,966 and $1,488,969 for fiscal years 2015 and 2014, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $294,868 and $280,566 for fiscal years 2015 and 2014, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU 2014-08 were effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2015, The FASB has issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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
YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 2 –INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meterd (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the “Purchase Price”), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Total non-cash employees’ compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees’ compensation / bonus has been classified and included in the general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of April 30, 2015 and 2014, investment in real estate held for resale amounted to $331,306 and $1,963,891, respectively.

NOTE 3 – INVENTORIES

On April 30, 2015 and 2014, inventories consisted of the following:

	April 30, 2015	April 30, 2014

Raw materials	$2,582,593	$1,548,181
Work in process	344,742	44,898
Finished goods	2,969,260	2,295,930
	5,896,595	3,889,009
Less: reserve for obsolete inventory	(608,186)	(635,644)
	$5,288,409	$3,253,365

NOTE 4 - PROPERTY AND EQUIPMENT

On April 30, 2015 and 2014, property and equipment consisted of the following:

	Estimated Life	April 30, 2015	April 30, 2014

Office equipment	3-7 Years	$66,194	$58,266
Auto and trucks	5-10 Years	949,097	929,042
Manufacturing equipment	10-20 Years	7,415,898	11,987,404
Buildings	20 Years	10,172,060	10,303,529
Construction in process		536,365	1,284,199
		19,139,614	24,562,440
Less: accumulated depreciation		(7,054,044)	(9,624,082)
		$12,085,570	$14,938,358

For fiscal years 2015 and 2014, depreciation expense totaled $2,032,240 and $1,781,938, of which $606,865 and $539,509 was included in cost of revenues, respectively, and of which $1,425,375 and $1,242,429 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 5 – INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012.  The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For fiscal years 2015 and 2014, amortization expense amounted to $325,175 and $325,175, respectively.

Intangible assets consisted of the following:

	Estimated Life	April 30, 2015	April 30, 2014

Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(867,134)	(541,959)
Intangible assets, net		$758,740	$1,083,915

NOTE 6- LAND USE RIGHT

Land use right consisted of the following:

	Estimated Life	April 30, 2015	April 30, 2014

Land use right	45 Years	$2,613,787	$2,581,947
Less: accumulated amortization		(391,726)	(329,672)
		$2,222,061	$2,252,275

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For fiscal years 2015 and 2014, amortization expense related to land use rights amounted to $57,494 and $57,469, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party and revenue – related party

For fiscal years 2015 and 2014, we recorded revenue – related party of $6,081,939 and $3,705,504, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. On April 30, 2015 and 2014, we had $3,761,758 and $953,400 in accounts receivable – related party, respectively, from Qufu Shengwang Import and Export Corporation.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

Due to (from) related parties

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. In fiscal years 2015 and 2014, we respectively paid interest of $289,693 and $34,550, which in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical., Co., Ltd. (“Pharmaceutical Corporation”), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two advances with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $789,461 (RMB 4,800,000) and $1,311,949 (RMB 8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 6.375% per annum. The other advances bear no interest and are payable on demand, including the working capital we borrowed from Mr. Laiwang Zhang. On April 30, 2015, the balance we owed Qufu Shengwang Import and Export Co., Ltd. of $346,622, Pharmaceutical Corporation of $496,816 and Mr. Laiwang Zhang of  $115,037 for working capital purposes. On April 30, 2014, the balance we owed Qufu Shengwang Import and Export Co., Ltd of $248,873 and Pharmaceutical Corporation of $106.308. For fiscal years 2015 and 2014, due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Laiwang Zhang	Total
Balance due to related parties, April 30, 2013	$110,018	$64,386	$-	$174,404
Working capital advances from related parties	1,784,431	670,441	-	2,454,872
Repayments	(1,719,826)	(628,519)	-	(2,348,345)
Effect of foreign currency exchange	74,250	-	-	74,250
Balance due to related parties, April 30, 2014	$248,873	$106,308	$-	$355,181
Working capital advances from related parties	444,079	346,622	115,037	905,738
Repayments	(197,206)	(114,128)	-	(311,334)
Effect of foreign currency exchange	1,070	7,820	-	8,890
Balance due to related parties, April 30, 2015	$496,816	$346,622	$115,037	$958,475

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on April 30, 2015 and 2014 totaled $467,054 and $1,192,649, respectively. As of April 30, 2015, prepaid expenses and other current assets includes $155,796 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $311,258 for business related employees' advances.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we originally expected to receive the refund during fiscal year 2014. We received a total refund of $442,691 as of April 30, 2015 and the remaining balance of $168,060 has been classified to other long-term asset at April 30, 2015.

As of April 30, 2014, prepaid expenses and other current assets includes $823,768 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us; $186,610 for employee advances; and a $182,271 deposit for renewing land use rights.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 9 – GRANT INCOME

During the third quarter of fiscal 2014 and second quarter of fiscal 2015, we received grant funding of $1,146,921 (RMB7,000,000) and $179,092 (RMB1,100,000), respectively, in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 8,100,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2015 in order to pass inspection and examination for the completion of this commitment. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At April 30, 2015 and 2014, the balance of deferred grant income is $295,809 and $631,395, respectively. For the years ended April 30, 2015 and 2014, grant income amounted to $519,185 and $506,300 in the accompanying consolidated statements of operations and comprehensive loss, respectively.

NOTE 10 – LOAN PAYABLE

On April 30, 2014 we borrowed a short-term loan of $811,794 (RMB5,000,000) from China Construction Bank. According to the terms of the agreement with China Construction Bank, the loan bears interest at the rate of 8.4% per annum and the principal balance with accrued interest was due on April 29, 2015. On April 29, 2015 the Company paid off this loan with the accrued interest. At April 30, 2015 and 2014, the balance of loan payable is $0 and $811,794, respectively.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of April 30, 2015 and 2014:

Account	April 30, 2015	April 30, 2014

Accounts payable	$2,000,329	$1,997,696
Advanced from customers	58,434	441,484
Accrued salary payable	192,444	52,033
Tax payable	156,336	80,906
Other payable*	3,119,468	973,258
Total accounts payable and accrued expenses	$5,527,011	$3,545,377

        *On April 30, 2015, other payables consists of advances from multiple individuals of $1,828,091, commission payable of $75,260; general liability, worker's compensation, and medical insurance payable of $204,488; accrued R&D payable of $83,813; consulting fee of $82,169, union and education fees payable of 305,081 and other miscellaneous payables of $540,567. On April 30, 2014, other payables consists of general liability, worker's compensation, and medical insurance payable of $302,700; union and education fees payable of 308,714 and other miscellaneous payables of $361,844.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2015	2014
U.S. Operations	$(430,936)	$(376,973)
Chinese Operations	(3,981,862)	(2,688,848)
Total	$(4,412,798)	$(3,065,821)

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2015	2014
Income tax benefit at federal statutory rate	$(1,500,351)	$(1,042,379)
State income taxes, net of federal benefit	(176,512)	(122,633)
Permanent differences	36,608	56,553
U.S. tax rate in excess of foreign tax rate	(56,858)	349,550
Valuation allowances	1,806,454	758,909
Tax provision	$109,341	$-

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes aggregating approximately $7,955,000 at April 30, 2015 expiring through the year 2035, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL’s, we have a PRC NOL for our Chinese operations as of April 30, 2015 of approximately $19,232,000, that expires in 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2015 and 2014 are as follows:

	Fiscal Years Ended April 30,
	2015	2014
Deferred tax assets from NOL carry forwards	$7,800,000	$6,700,000
Total deferred tax asset	7,800,000	6,700,000
Valuation allowance	(7,800,000)	(6,700,000)
Deferred tax asset, net of allowance	$-	$-

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 13 - STOCKHOLDERS' EQUITY

Common stock

At April 30, 2015 and 2014, we are authorized to issue 200,000,000 shares of common stock. We had 173,882,803 and 173,882,803 shares issued and outstanding on April 30, 2015 and 2014, respectively.

Common stock purchase warrants

Warrant activities for the years ended April 30, 2015 and 2014 were summarized as follows:

	Year Ended April 30, 2015		Year Ended April 30, 2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	-	$-	26,666,666	$0.35
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	(26,666,666)	(0.35)
Balance at end of year	-	$-	-	$-
Warrants exercisable at end of year	-	$-	-	$-

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

 NOTE 14 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for fiscal 2015 and 2014; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Financial information with respect to these reportable business segments for the fiscal years 2015 and 2014 is as follows:

	Fiscal Years Ended April 30,
	2015	2014
Revenues:
Chinese medicine – third party	$2,333,789	$2,429,468
Chinese medicine – related party	-	-
Total Chinese medicine	2,333,789	2,429,468

Stevioside – third party	9,096,329	6,738,685
Stevioside – related party	6,081,939	3,705,504
Total Stevioside	15,178,268	10,444,189
Total segment and consolidated revenues	$17,512,057	$12,873,657

Interest expense:
Chinese medicine	$-	$-
Stevioside	(368,775)	120,144
Corporate and other	-	-
Total segment and consolidated interest expense	$(368,775)	$120,144

Depreciation and amortization:
Chinese medicine	$531,343	$164,122
Stevioside	1,558,391	2,000,460
Corporate and other	325,175	-
Total segment and consolidated depreciation and amortization	$2,414,909	$2,164,582

Loss before income taxes:
Chinese medicine	$393,308	$52,141
Stevioside	3,913,729	2,961,882
Corporate and other	105,761	51,798
Total consolidated loss before income taxes	$4,412,798	$3,065,821

	April 30, 2015	April 30, 2014
Segment tangible assets:
Chinese medicine	$2,285,114	$605,918
Stevioside	9,800,456	14,332,440
Corporate and other	-	-
Total consolidated assets	$12,085,570	$14,938,358

NOTE 15-COMMITMENTS AND CONTINGENCIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, including our traditional Chinese medicine facilities which moved from 6 Youpeng Road of Qufu City to Shuyuan Economic Zone during fiscal year 2015.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

In October 2002 Qufu Natural Green entered into a lease agreement with Shangwang Pharmaceutical Corporation, an affiliate, which covers approximately 54,000 square-foot facility used in our traditional Chinese medicine business. The lease expired on October 1, 2012, after that, Shangwang Pharmaceutical Corporation allows Qufu Natural Green to use the facility for free until further agreement was reached. In fiscal 2015, Qufu Natural Green did not enter into any new agreements with Pharmaceutical Corporation and has moved its traditional Chinese medicine facilities to our existing location in Shuyuan Economic Zone after payment of $30,120 as a lump sum rent compensation for the additional usage of the facility prior to moving out to Shengwang Pharmaceutical Corporatione.

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the “Purchase Price”) , at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units within one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Total non-cash employees’ compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees’ compensation / bonus has been classified and included in the general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of April 30, 2015 and 2014, investment in real estate held for resale amounted to $331,306 and $1,963,891, respectively.

NOTE 16 – CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For fiscal years 2015 and 2014, customers accounting for 10% or more of the Company’s revenue were as follows:

	Net Sales For Fiscal Years,
	2015		2014
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Co., Ltd (1)	-	40.1%	-	28.8%
China Chemical (Qingdao) Industries, Co., Ltd	-	12.7%	-	-
Beijing Haomiao Huifeng Pharmaceutical Co., Ltd	10.2%	-	-	-
Total	10.2%	52.8%	-	28.8%

(1)	Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.

 (ii)    Vendor Concentrations

For fiscal years 2015 and 2014, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Net Purchases For Fiscal Years,
	2015		2014
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	11.6%	-	10.1%	-
Qufu Longheng Fuel Materials Co., Ltd	16.4%	-	14.2%	-
Gansu Fanzhi Bio Tech Co., Ltd	13.1%	-	11.4%	-
Gansu Puhua Stevioside Development Co., Ltd	-	20.8%	-	-
Qingdao Runhao Stevioside High-tech Co., Ltd	-	18.0%	-	-
Ganzhou Julong High Tech Industry Co., Ltd	-	-	-	20.2%
Total	41.1%	38.8%	35.7%	20.2%

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2015 AND 2014

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equvalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in the United States and the PRC. At April 30, 2015, we had $241,845 of deposits in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2015.

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

NOTE 17 – SUBSEQUENT EVENTS

On May 11, 2015, our board of directors authorized our 2015 Equity Compensation Plan (the "2015 Plan"). The purpose of the 2015 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. We have initially reserved 25,000,000 shares of our common stock for issuance upon awards to be made under the 2015 Plan. The maximum number of shares of common stock which may be subject to awards under the 2015 Plan made to individuals who are neither officers, directors nor employees of our company is limited to 2,500,000 shares. The 2015 Plan also contains an "evergreen formula" pursuant to which the number of shares of common stock available for issuance under the 2015 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2015 Plan beginning with calendar year 2016 providing that we have sufficient authorized but unissued and unreserved shares of our common stock available, by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 375,000 shares of common stock.

On May 5, 2015, we entered into a consulting agreement with Dr. Yuejian (James) Wang, pursuant to the terms of the consulting agreement; we issued one million shares of Company’s common stock valued at $0.24 per share to Dr. Wang, as his compensation for the services provided.

We have repaid the two advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB 8,000,000) due to Pharmaceutical Corporation on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $789,461 (RMB 4,800,000) and $1,311,949 (RMB 8,000,000) from the Pharmaceutical Corporation, at a loweredinterest rate of 6.375% per annum.