Form 10-Q
period 2015-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2015-09-14
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 11, 2015 there were 175,382,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JULY 31, 2015

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2015, as filed with the Securities and Exchange Commission:

-	Dependence on related party revenues;
-
Dependence upon continued market acceptance of our stevioside products, maintaining Generally Recognized as Safe status in the United States and obtaining approval in other countries in the world that currently do not permit use of steviosides in food products;

-	Competition and low barriers to entry to the market in which we sell our products;
-	Our dependence on the services of our president;
-	Our inability to control the cost of our raw materials;
-	The limitation on our ability to receive and use our cash flows effectively as a result of restrictions on currency exchange in the PRC;
-	Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy;
-	The absence of various corporate governance measures which may reduce stockholders' protections against interested director transactions, conflicts of interest and other matters;
-	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC;
-	The impact of economic reform policies in the PRC;
-	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities;
-	The impact of any natural disasters and health epidemics in China;
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

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders;
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Our dependence on our corporate management services in the preparation of our financial statements and reports we file with the SEC.
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC bulletin board, and is considered a "penny stock"; and
-	The impact on our stock price due to future sales of restricted stock held by existing shareholders.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2016 is referred to as "fiscal 2016" and the year ended April 30, 2015 is referred to as "fiscal 2015".  Also, the three month period ended July 31, 2015 is our first quarter and is referred to as the "first quarter of fiscal 2016". Likewise, the three month period ended July 31, 2014 is referred to as the "first quarter of fiscal 2015".

When used in this report, the terms:
-	"Sunwin", "we", "us" and the "Company" refers to Sunwin Stevia International, Inc., a Nevada corporation formerly known as Sunwin Neutraceuticals International, Inc., and our subsidiaries;
-	"Sunwin Tech" refers to our wholly owned subsidiary Sunwin Tech Group, Inc., a Florida corporation;
-	"Qufu Natural Green" refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;
-
"Sunwin Stevia International" refers to our wholly owned subsidiary Sunwin Stevia International Corp., a Florida corporation, which was converted to Sunwin USA, LLC a Delaware limited liability company in May 2009;

-	"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company, 100% owned subsidiary;
-	"Qufu Shengwang" refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang; and
-	"Qufu Shengren" refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

We also use the following terms when referring to certain related parties:
-
"Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang,  Chairman and a principal shareholder of our company;

"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang;
-	"Shandong Group" refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and
-	"WILD Flavors" refers to WILD Flavors, Inc., a Delaware corporation.

 The information which appears on our website at www.sunwininternational.com is not part of this report.

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2015	2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$521,562	$241,967
Accounts receivable, net of allowance for doubtful accounts of $1,184,743 and $1,207,075, respectively	1,080,536	678,456
Accounts receivable - related party	3,372,481	3,761,758
Inventories, net	4,792,123	5,288,409
Prepaid expenses and other current assets	770,474	467,054
Total Current Assets	10,537,176	10,437,644

Investment in real estate held for resale	325,177	331,306
Property and equipment, net	11,572,830	12,085,570
Intangible assets, net	677,447	758,740
Land use rights, net	2,166,180	2,222,061
Other long-term asset	165,248	168,060
Total Assets	$25,444,058	$26,003,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,831,156	$5,527,011
Deferred grant income	181,460	295,809
Due to related parties	547,243	958,475
Total Current Liabilities	6,559,859	6,781,295

Commitments and Contigencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 174,882,803 and 173,882,803 shares issued and outstanding as of July 31, 2015 and April 30, 2015, respectively	174,883	173,883
Additional paid-in capital	33,731,028	33,479,529
Accumulated deficit	(20,652,511)	(20,417,666)
Accumulated other comprehensive income	5,630,799	5,986,340
Total Stockholders' Equity	18,884,199	19,222,086
Total Liabilities and Stockholders' Equity	$25,444,058	$26,003,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended July 31,
	2015	2014

Revenues	$1,902,677	$2,950,901
Revenues - related party	3,075,656	885,608
Total revenues	4,978,333	3,836,509
Cost of revenues	4,193,436	3,168,510
Gross profit	784,897	667,999

Operating expenses:
Selling expenses	318,714	327,135
General and administrative expenses	725,119	831,862
Research and development expenses	11,542	725

Total operating expenses, net	1,055,375	1,159,722

Loss from operations	(270,478)	(491,723)

Other income (expenses):
Other income (expenses)	4,160	(16,655)
Grant income	110,865	94,660
Interest income	489	563
Interest expense - related party	(41,466)	(47,739)
Interest expense	(37,379)	(15,778)

Total other income	36,669	15,051

Loss before income taxes	(233,809)	(476,672)

Provision for income taxes	1,036	27,532

Net loss	$(234,845)	$(504,204)

Comprehensive loss:
Net loss	$(234,845)	$(504,204)
Foreign currency translation adjustment	(355,541)	(18,952)
Total comprehensive loss	$(590,386)	$(523,156)

Net loss per common share:
Net loss per share - basic and diluted	$(0.001)	$(0.003)
Weighted average common shares outstanding - basic and diluted	174,687,151	173,882,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,845)	$(504,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	386,484	610,792
Amortization of intangible assets	81,293	81,294
Amortization of land use right	14,492	14,326
Stock issued for services	100,625	-
Allowance for doubtful accounts	33,959	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(452,433)	972,007
Accounts receivable - related party	325,520	72,314
Inventories	405,724	(229,641)
Prepaid expenses and other current assets	(318,334)	167,718
Accounts payable and accrued expenses	315,952	(549,785)
Deferred grant income	(110,865)	(94,660)
Taxes payable	(1,580)	(2,397)
NET CASH PROVIDED BY OPERATING ACTIVITIES	545,992	537,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,478)	(471,605)
NET CASH USED IN INVESTING ACTIVITIES	(4,478)	(471,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance due from related parties	2,175,574	91,377
Repayment of related party advances	(2,579,703)	(64,813)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(404,129)	26,564

EFFECT OF EXCHANGE RATE ON CASH	(142,210)	(1,016)

NET INCREASE IN CASH	279,595	91,707

Cash at the beginning of period	241,967	1,195,563

Cash at the end of period	$521,562	$1,287,270

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,036	$2,696
Cash paid for interest	$78,845	$63,517

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$98,530	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS

Sunwin Stevia International, Inc. ("Sunwin Stevia International"), a Nevada corporation, and its subsidiaries are referred to in this report as "we", "us", "our", "Sunwin" or the "Company".

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines and veterinary products. Substantially all of our operations are located in the People's Republic of China (the "PRC"). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

Our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines., and subsidiaries included in continuing operations consisted of the following:

-   Qufu Natural Green Engineering Co., Ltd. ( "Qufu Natural Green"), a wholly owned by Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), a wholly owned by Qufu Natural Green;
-   Qufu Shengwang Stevia Biology and Science Co., Ltd. ("Qufu Shengwang"), a wholly owned by Qufu Natural Green;
-   Sunwin Tech Group, Inc. ("Sunwin Tech"), a wholly owned by Sunwin Stevia International; and
-   Sunwin USA, LLC. ("Sunwin USA"), a wholly owned by Sunwin Stevia International.

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

On July 1, 2012, Qufu Shengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. ("Hegeng"), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang's name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we plan to use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in last quarter of fiscal 2014.

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
JULY 31, 2015

Sunwin USA

In fiscal 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary, Sunwin USA, in the marketing and worldwide distribution of our stevioside-based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.

On August 8, 2012, we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012. On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by China Direct Investment, Inc. ("CDI"), our corporate management services provider, and reimbursed by us to CDI through the issuance of our common shares as part of the terms of the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles ("U.S. GAAP") which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for OnlySweet.

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

In addition to the Exchange Agreement, on August 8, 2012 we entered into the following additional agreements with WILD Flavors or its affiliate:

-           We entered into an Amendment to Operating Agreement with WILD Flavors pursuant to which we are now the sole management of Sunwin USA and certain sections of the original agreement dated April 29, 2009 were cancelled as they were no longer relevant following our purchase of the minority interest in Sunwin USA described above;

-           We entered into a Termination of Distribution Agreement with WILD Flavors and Sunwin USA pursuant to which the Distribution Agreement dated February 5, 2009 was terminated; and

-           We entered into a Distributorship Agreement with WILD Procurement Gmbh, a Swiss corporation ("WILD Procurement") which is an affiliate of WILD Flavors. Under the terms of this agreement, we appointed WILD Procurement as a non-exclusive world-wide distributor for the resale of our stevia products.  There are no minimum purchase quantities under the agreement, and the pricing and terms of each order will be negotiated by the parties at the time each purchase order is placed.  The agreement restricts WILD Procurement from purchasing steviosides or other forms of stevia that are included in our products from sources other than our company under certain circumstances. In addition, at such time as we desire to offer new products, we must first offer WILD Procurement the non-exclusive right to distribute those products and the parties will have 60 days to reach mutually agreeable terms. The agreement contains certain representations by us as to the quality of the products we may sell WILD Procurement and the products' compliance with applicable laws and good manufacturing practices, as well as customary confidentiality and indemnification provisions.

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
JULY 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying unaudited condensed consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2015 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2015 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2015 contained herein has been derived from the audited consolidated financial statements as of April 30, 2015, but do not include all disclosures required by the U.S. GAAP.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                            Qufu Natural Green;
-                                            Qufu Shengren;
-                                            Qufu Shengwang;
-                                            Sunwin Tech; and
-                                            Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the three months ended July 31, 2015, the Company had a net loss of $234,845 and net cash provided by operations of $697,866. At July 31, 2015, we had working capital of $3.8 million, including cash of $0.5 million. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2015, we held $521,495 of our cash and cash equivalents with commercial banking institutions in the PRC, and $67 with banks in the United States. As of April 30, 2015, we held $241,845 of our cash and cash equivalents with commercial banking institution in PRC, and $122 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through July 31, 2015.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. On July 31, 2015 and April 30, 2015, the allowance for doubtful accounts was $1,184,743 and $1,207,075, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At July 31, 2015 and April 30, 2015, the Company recorded a reserve for obsolete or slow-moving inventories of $596,934 and $608,186, respectively, in our Chinese Medicine Segment.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from three to thirty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with paragraph 360-10-35-17 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC"), we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a disposition loss of $0 and $1,651,881 at July 31, 2015 and April 30, 2015, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted ASC Section 820-10-35-37 to measure the fair value of our financial instruments. ASC Section 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC Section 820-10-35-37 did not have an impact on our financial position or operating results, but did expand certain disclosures.

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

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on July 31, 2015 and April 30, 2015 amounted to $152,892 and $156,336, respectively, consisted primarily of VAT taxes.

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

INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are recorded to reduce the deferred tax assets to an amount that it is more likely than not be realized.

We file federal and state income tax returns in the United States for our corporate operations pursuant to the U.S. Internal Revenue Code of 1986, as amended, and file separate foreign tax returns for our Chinese subsidiaries pursuant to the China's Unified Corporate Income Tax Law.

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

BASIC AND DILUTED EARNINGS PER SHARE

Pursuant to ASC Section 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of ours, subject to anti-dilution limitations. The following table presents a reconciliation of basic and diluted net income per common share:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

	For Three Months Ended July 31,
	2015	2014
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(234,845)	$(504,204)
Numerator for basic EPS, loss applicable to common stock holders	$(234,845)	$(504,204)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	174,687,151	173,882,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	174,687,151	173,882,803
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.001)	$(0.003)

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company's operating subsidiaries is the Chinese Renminbi ("RMB").  In accordance with ASC 830-20-35, the consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements and cash flows. Equity accounts were stated at their historical rate. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars ("$") was made at the following exchange rates for the respective periods:

As of July 31, 2015	RMB 6.20 to $1.00
As of April 30, 2015	RMB 6.09 to $1.00

Three months ended July 31, 2015	RMB 6.09 to $1.00
Three months ended July 31, 2014	RMB 6.16 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2015 and 2014 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

CONCENTRATIONS OF CREDIT RISK

Substantially all of our operations are carried out in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. Our operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. Our results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2015, we had $521,495 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through July 31, 2015.

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

Pursuant to ASC 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the "measurement date." The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $11,542 and $725 for the three months ended July 31, 2015 and 2014, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $41,690 and $82,777 for the three months ended July 31, 2015 and 2014, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU 2014-08 were effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from contracts with Customers (Topic 606)". This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of ASU 2014-98 is not expected to have a material impact on the Company's consolidated financial statements.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

In July 2015, The FASB has issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of July 31, 2015 and April 30, 2015, investment in real estate held for resale amounted to $325,177 and $331,306, respectively.

NOTE 4 - INVENTORIES

At July 31, 2015 and April 30, 2015, inventories consisted of the following:

	July 31, 2015	April 30, 2015
	(unaudited)
Raw materials	$3,006,068	$2,582,593
Work in process	445,241	344,742
Finished goods	1,937,748	2,969,260
	5,389,057	5,896,595
Less: reserve for obsolete inventory	(596,934)	(608,186)
	$4,792,123	$5,288,409

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 5 - PROPERTY AND EQUIPMENT

At July 31, 2015 and April 30, 2015, property and equipment consisted of the following:

	Estimated Life	July 31, 2015	April 30, 2015
		(unaudited)
Office equipment	1-10 Years	$64,942	$66,194
Auto and trucks	3-10 Years	931,296	949,097
Manufacturing equipment	2-20 Years	7,304,628	7,415,898
Buildings	5-30 Years	9,976,738	10,172,060
Construction in process		598,316	536,365
		18,875,920	19,139,614
Less: accumulated depreciation		(7,303,090)	(7,054,044)
		$11,572,830	$12,085,570

For the three months ended July 31, 2015 and 2014, depreciation expense totaled $386,484 and $610,792, of which $281,871 and $131,512 was included in cost of revenues, respectively, and of which $104,613 and $479,280 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

     On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the three months ended July 31, 2015 and 2014, amortization expense amounted to $81,293 and $81,294, respectively.

Intangible assets consisted of the following:

	Estimated Life	July 31, 2015	April 30, 2015
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(948,427)	(867,134)
Intangible assets, net		$677,447	$758,740

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	July 31, 2015	April 30, 2015
		(unaudited)
Land use right	45 Years	$2,564,890	$2,613,787
Less: accumulated amortization		(398,710)	(391,726)
		$2,166,180	$2,222,061

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended July 31, 2015 and 2014, amortization expense related to land use rights amounted to $14,492 and $14,326, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

On July 31, 2015 and April 30, 2015, we reported $3,372,481 and $3,761,758 in accounts receivable - related party, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended July 31, 2015 and 2014, we had revenue - related party of $3,075,656 and $885,608, respectively, from Qufu Shengwang Import and Export Corporation,

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. During the three months ended July 31, 2015 and 2014, we paid interest of $41,466 and $47,739, respectively, which in connection with the advances of $806,491 (RMB5,000,000) and $1,290,385 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical, Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. We have repaid these two advances with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $789,461 (RMB 4,800,000) and $1,311,949 (RMB 8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 6.375% per annum. The other advances bear no interest and are payable on demand, including the working capital we borrowed from Mr. Laiwang Zhang in fiscal year 2015, which we repaid to him in the first quarter of fiscal 2016. On July 31, 2015 and April 30, 2015, due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Laiwang Zhang	Total
Balance due to related parties, April 30, 2015	$496,816	$346,622	$115,037	$958,475
Working capital advances from related parties	2,101,410	74,164	-	2,175,574
Repayments	(2,148,012)	(316,864)	(114,827)	(2,579,703)
Effect of foreign currency exchange	(6,353)	(540)	(210)	(7,103)
Balance due to related parties, July 31, 2015	$443,861	$103,382	$-	$547,243

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on July 31, 2015 and April 30, 2015 totaled $770,474 and $467,054, respectively. As of July 31, 2015, prepaid expenses and other current assets includes $643,332 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $127,142 for business related employees' advances. As of April 30, 2015, prepaid expenses and other current assets includes $155,796 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $311,258 for business related employees' advances.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we originally expected to receive the refund during fiscal year 2014. We received a total refund of $445,503 as of July 31, 2015 and the remaining balance of $165,248 and $168,060 has been classified to other long-term asset at July 31, 2015 and April 30, 2015, respectively.

NOTE 10 - GRANT INCOME

During the third quarter of fiscal 2014 and second quarter of fiscal 2015, we received grant funding of $1,146,921 (RMB7,000,000) and $179,092 (RMB1,100,000), respectively, in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 8,100,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2015 in order to pass inspection and examination for the completion of this commitment. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At July 31, 2015 and April 30, 2015, the balance of deferred grant income is $181,460 and $295,809, respectively. For the three months ended July 31, 2015 and 2014, grant income amounted to $110,865 and $94,660 included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, respectively.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of July 31, 2015 and April 30, 2015:

Account	July 31, 2015	April 30, 2015
	(unaudited)
Accounts payable	$2,882,945	$2,000,329
Advanced from customers	17,446	58,434
Accrued salary payable	48,293	192,444
Tax payable	151,892	156,336
Other payable*	2,730,580	3,119,468
Total accounts payable and accrued expenses	$5,831,156	$5,527,011

On July 31, 2015, other payables consists of advances from multiple individuals of $1,277,481, commission payable of $64,518, general liability, worker's compensation, and medical insurance payable of $425,942; union and education fees payable of $302,496, consulting fee of $80,649 and other miscellaneous payables of $579,494. On April 30, 2015, other payables consists of advances from multiple individuals of $1,828,091, commission payable of $75,260, general liability, worker's compensation, and medical insurance payable of $204,488; union and education fees payable of $305,081, consulting fee of $82,169, accrued R&D payable of $83,813 and other miscellaneous payables of $540,566.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At July 31, 2015 and April 30, 2015, we are authorized to issue 200,000,000 shares of common stock. We had 174,882,803 and 173,882,803 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively.

On May 6, 2015, we issued a total of 1,000,000 shares of our common stock to Dr. Yuejian (James) Wang for consulting services, valued at $252,500, for one year term of service agreement during fiscal 2016. We will amortize this consulting service fee through fiscal 2016 over twelve months and recorded $63,125 as stock-based compensation expense for the three months ended July 31, 2015. We did not issue our common stock to consultants or employees during fiscal year 2015.

Common stock to be issued

On August 11, 2015, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang, pursuant to the terms of the consulting service agreement; by December 31, 2015, we will issue a total of 750,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services provided and to be provided from May 1, 2015 through April 30, 2016. We will amortize this consulting service fee through fiscal year 2016 over twelve months and recorded $37,500 as stock-based compensation expense for the three months ended July 31, 2015. (See Note 16 - Subsequent events)

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended July 31, 2015 and 2014; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2015 and 2014 is as follows:

	Three Months Ended July 31,
	2015	2014
Revenues:
Chinese medicine - third party	$544,173	$522,194
Chinese medicine - related party	-	-
Total Chinese medicine	$544,173	$522,194

Stevioside - third party	1,358,504	2,428,707
Stevioside - related party	3,075,656	885,608
Total Stevioside	4,434,160	3,314,315
Total segment and consolidated revenues	$4,978,333	$3,836,509

Interest income (expense):
Chinese medicine	$69	$139
Stevioside	(78,425)	(63,093)
Corporate and other	-	-
Total segment and consolidated interest expense	$(78,356)	$(62,954)

Depreciation and amortization:
Chinese medicine	$92,039	$20,608
Stevioside	390,230	685,804
Corporate and other	-	-
Total segment and consolidated depreciation and amortization	$482,269	$706,412

Income (loss) before income taxes:
Chinese medicine	$(24,194)	$24,115
Stevioside	(26,046)	(459,138)
Corporate and other	(183,569)	(69,181)
Total consolidated loss before income taxes	$(233,809)	$(504,204)

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

	July 31, 2015	April 30, 2015
Segment tangible assets:
Chinese medicine	$2,126,344	$2,285,114
Stevioside	9,446,486	9,800,456
Corporate and other	-	-
Total consolidated assets	$11,572,830	$12,085,570

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of July 31, 2015 and April 30, 2015, investment in real estate held for resale amounted to $325,177 and $331,306, respectively.

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended July 31, 2015 and 2014, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended July 31, 2015		For the three months ended July 31, 2014
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	69.4%	-	27.4%
Qingdao Runde Biological Technology Co. Ltd	-	-	-	26.6%
Zhonghua (Qingdao) Industrial Co., Ltd.	-	-	-	15.4%
Guangdong Tengjun Veterinary Medicine Co., Ltd	12.5%	-	10.8%	-
Beijing Haomiao Huifeng Pharmaceutical Co., Ltd	11.3%	-	-	-
Total	23.8%	69.4%	10.8%	69.4%

(1)	Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

(ii)    Vendor Concentrations

For the three months ended July 31, 2015 and 2014, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended July 31, 2015		For the three months ended July 31, 2014
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Xiwang Sugar Industry Co., Ltd	-	-	14.3%	-
Gansu Fanzhi Biology Technology Co.,Ltd	15.1%	-	11.3%	-
Qufu Electricity Corp.	13.3%	-	13.6%	-
Jiangyin Suxin Dry Equipment Co., Ltd	-	-	13.6%	-
Sishui Ruijin Pharmaceutical Co., Ltd	27.2%	-	-	-
Anguo Qiyetang Pharmaceutical Co., Ltd	10.3%	-	-	-
Dongtai Yandun Stevia Corp.	-	23.8%	-	-
Gansu Puhua Stevia Develop Co., Ltd	-	11.2%	-	21.3%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	11.9%	-	-
Mingguang Xingshi Stevia Corp.	-	-	-	31.8%
Ganzhou Julong High Tech Co., Ltd	-	-	-	18.3%
Total	65.9%	46.9%	52.8%	71.4%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At July 31, 2015, we had $521,495 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through July 31, 2015.

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

NOTE 16 - SUBSEQUENT EVENTS

On August 11, 2015, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang, pursuant to the terms of the consulting service agreement; we will issue a total of 750,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services provided or to be provided from May 1, 2015 through April 30, 2016. On August 11, 2015, we issued 500,000 shares of the Company's common stock, part of the 750,000 shares of Company's common stock, to Dr. Yuejian (James)Wang as payment of the consulting service fee, valued at $100,000. The Company will issue the remaining 250,000 shares of common stock to Dr. Yuejian (James) Wang by December 31, 2015, depending on the completion of consulting services provided by Dr. Yuejian (James) Wang.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2015 Annual Report on Form 10-K for fiscal year ended April 30, 2015.

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

Recent Developments

We are planning to start buildings a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2015 and the first quarter of fiscal 2016, we have invested $670,000 and $103,008, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  Based on our strategy to develop new products that contain our stevia products, we are evaluating our strategy for the sale and distribution of OnlySweet.

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

We have valuated alternatives as to the potential disposition of the Chinese medicine segment to further streamline our product offering and focus our business on producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese medicine segment has also been influenced by our concerns regarding the profitability of this segment in the near future. The competition in Chinese medicine market has strengthened over the past few months. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment. These measures are expected to further increase our raw materials and production costs in the coming quarters and beyond. However, this segment is currently operating at full capacity and we do not expect significant growth potential from this segment in the near future.

OUR PERFORMANCE

 Our revenues totaled $5.0 million during the three months ended July 31, 2015, an increase of 29.8%, as compared with the same period in 2014, while our gross margin decreased to 15.8% from 17.4%. Our total operating expenses in the three months ended July 31, 2015 decreased by approximately $104,000, or 9% compared to the same period in 2014 primarily due to an increase of approximately $11,000, or 1,492% in research and development expenses, offset by a decrease of approximately $107,000, or 12.8% in general and administrative expense and a decrease of approximately $8,000, or 2.6% in selling expense. Our net loss for the three months ended July 31, 2015 was approximately $235,000, compared to $504,000 in the same period in 2014.

Our operating performance for the three months ended July 31, 2015 was primarily driven by an increase of 33.8% in sales revenue from our stevia products in our Stevioside segment, including an increase in sales to related parties of 247.3%, with a slight revenue increase of approximately 4.2% in our Chinese medicine segment, offset by a decrease of 44% in sales to the third parties in our Stevioside segment primarily due to our focus on fulfillment of the sales orders placed by our related parties for their international customers.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products will increase in fiscal 2016. The increase of revenue in Stevioside segment is primarily due to an increasing demand from the developing domestic and international market. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

The slightly increase in revenues in our Chinese medicine was primarily due to the increase of our unit sales price as market prices increase and the resulting from restructuring of our Chinese medicine segment.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2016 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

  Some of the recent favorable observations related to the stevia markets in fiscal 2016 include:

-	Chinese domestic food and beverages, particularly herbal tea manufacturers and the pharmaceutical industry, have increased the use of steviosides;
-	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia;
-
The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts may lead to sustainable growth in stevia sales volume in the future; and

-	A new stevia extraction line was finished in fiscal 2015. This new line will add additional 500 metric tons to our current annual production capacity;

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2016. During fiscal 2015, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2016. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2016.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2015 and 2014. The percentages represent each line item as a percent of revenues:

For the Three Months ended July 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$544,174	100.0%	$4,434,159	100.0%	$-	$4,978,333	100.0%
Cost of revenues	369,162	67.8%	3,824,274	86.25%	-	4,193,436	84.2%
Gross profit	175,012	32.2%	609,885	13.8%	-	784,897	15.8%
Research and development expenses	-	-	11,542	0.3%	-	11,542	0.2%
Other operating expenses	199,481	36.7%	660,783	14.9%	183,569	1,043,833	21.0%
Other income	275	0.1%	36,394	0.8%	-	36,669	0.7%
(Loss) income before income taxes	$(24,194)	-4.5%	$(26,046)	0.6%	$(183,569)	$(233,809)	-4.7%

For the Three Months ended July 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$522,194	100.0%	$3,314,315	100.0%	$-	$3,836,509	100.0%
Cost of revenues	372,822	71.4%	2,795,688	84.4%	-	3,168,510	82.6%
Gross profit	149,372	28.6%	518,627	15.6%	-	667,999	17.4%
Research and development expenses	725	0.1%	-	-	-	725	-
Other operating expenses	120,624	23.2%	969,192	29.2%	69,181	1,158,997	30.2%
Other (expenses) income	(3,908)	-0.8%	18,959	0.5%	-	15,051	-0.3%
Income (loss) before income taxes	$24,115	4.6%	$(431,606)	-13.0%	$(69,181)	$(476,672)	-12.4%

Revenues

Total revenues in the three months ended July 31, 2015 increased by approximately 29.8%, as compared to the same period in 2014. Stevioside revenues, which accounts for 89.1% and 86.4% of our total revenues in the three months ended July 31, 2015 and 2014, respectively, increased by approximately 33.8%, while Chinese medicine revenues slightly increased by approximately $22,000 or 4.2%.

 Within our Stevioside segment, revenues from sales to third parties decreased by 44.1% and sales to the related party increased by 247.3% in the three months ended July 31, 2015, as compared to the same period in 2014. We have been trying to develop our domestic and international market, in the past years we have increased dependence of our sales to related parties. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, newly launched products including A3-99 and enzyme treated stevia have been well accepted by the markets, especially in the U.S., where the adoption rate for stevia in food and beverage has been slower than expected, we produced 82 metric tons of stevioside for the three months ended July 31, 2015, as compared to 92 metric tons during the same period in 2014. We generated revenue from the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 33.3% and 12.7% of total Stevioside segment revenues in the three months ended July 31, 2015 and 2014, respectively.

Our unit sale price fluctuated from month to month in the three months ended July 31, 2015, which was mainly affected by the market environment; the average unit sale price is increased by approximately 34.7% compare to the same period in 2014. With the strict regulations on the imports of sugar and decreasing domestic sugar production volume, the sugar pricing has been increasing drastically in the PRC. Since stevia is a healthier and better alternative to sugar, our demand has been steadily increasing and our sales price, especially for the high concentration stevia products, have been increasing also.

We believe that the slightly increase of sales in Chinese Medicine segment is primarily due to the average unit price is increased in the three months ended by July 31, 2015, as compared to the same period in 2014. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

  Cost of revenues in the three months ended July 31, 2015 increased by 32.4%, compared to the same period in 2014. Cost of revenues as a percentage of revenues remained stable at approximately around 84% and 83% during the three months ended 2015 and 2014. Gross margin in Stevioside segment for the three months ended by July 31, 2015 was 13.8%, as compared to 15.6% for the same period in 2014. The lower gross margin for Stevioside was primarily due to the higher cost of raw materials during the period, as compared with the same period in 2014. Gross margin in Chinese Medicine segment was 32.2% in the three months ended July 31, 2015, a slight increase as compared to the gross margin of 28.6% in the same period in 2014. The higher gross margin for Chinese Medicines segment was primarily due to the restructure of our product line to lower the cost of adopting of our high-efficiency product line. We believe that the slower market for Chinese veterinary medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three months ended by July 31, 2015 was 15.8%, as compared to 17.4% in the same period in 2014.

Selling Expenses

For the three months ended July 31, 2015, we had an decrease of approximately $8,000, or 2.6% in selling expenses, as compared to the same period in 2014. The decrease was primarily due to the approximately $41,000 decrease in shipping and freight, $25,000 decrease in office expenses, approximately $26,000 decrease in miscellaneous selling expense, and $2,000 decrease in travel expense, offset by the increase of approximately $24,000 in advertising expenses, $28,000 increase in promotion expense, $10,000 increase in marketing expense, $14,000 increase in sales related local taxes, and $10,000 increase in salary in the three months ended July 31, 2015.

General and Administrative Expenses

 Our general and administrative expenses for the three months ended July 31, 2015 decreased by approximately $107,000, or 12.8% from the same period in 2014. The decrease was primarily due to a decrease of approximately $375,000 in depreciation and amortization expenses since the disposition of property and equipment at the end of fiscal year 2015 and $16,000 decrease in stamp duties, offset by an increase of approximately $101,000 in stock based compensation for consulting services in connection with our common stock issued and to be issued, $44,000 increase in travel expense, $40,000 increase in salary and wage expenses, $16,000 increase in product testing expense, $16,000 increase in auto expense, $13,000 increase in property tax and other taxes paid to local government, $34,000 increase in bad debt expense, $9,000 increase in legal fee, $8,000 increase in accounting expense, and $3,000 increase in insurance and license renewal fees.

Research and Development Expense

For the three months ended July 31, 2015, our research and development expenses amounted to approximately $12,000, as compared to $1,000 for the same period in 2014. The increase of $11,000 was primarily due to the fact that in the three months ended July 31, 2015, we recorded the transfer of inventory to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the project named "development and research on new kinds of stevia for pharmaceutical use", this project is related to the grant we received during the third quarter of fiscal 2014 of approximately $1,146,921 (RMB7,000,000) and $179,092 (RMB1,100,000) during the second quarter of fiscal 2015.

 Other Income (Expenses)

For the three months ended July 31, 2015, other income, net of expense, amounted to approximately $37,000, an increase of $22,000 as compared to the $15,000 for the three months ended July 31, 2014. The increase was primarily attributable to a decrease in interest expense - related party in the amount of approximately $6,000, an increase in other income of approximately $21,000, and an increase in grant income of $16,000, offset by a decrease an increase expense of $21,000.

Net Loss

Net loss in the three months ended July 31, 2015 was approximately $235,000, compared to $504,000 in the three months ended July 31, 2014. The decrease was primarily due to increase in revenues, hence increase in gross profit while lower operating expenses mainly from lower depreciation and amortization expenses resulting from the disposition of property and equipment at April 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2015, we had working capital of $4.0 million, including cash of $0.5 million, as compared to working capital of $3.6 million and cash of $0.2 million at April 30, 2015. The approximate $280,000 increase in our cash at July 31, 2015 from April 30, 2015 is primarily attributable to net cash provided by operating activities, which we generated revenue from increasing sales in domestic and international market during the three months ended July 31, 2015. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover our working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $13,000 during the three months ended July 31, 2015. This increase is primarily attributable to an increase in accounts receivable, net of allowance for doubtful accounts, for third party sales of $402,000, offset by a decrease in accounts receivable for related party sales of $389,000 in the three months ended July 31, 2015. The days for sales outstanding in accounts receivable for third party sales decreased to 42 days as of July 31, 2015, as compared to 43 days as of April 30, 2015. The days for sales outstanding in accounts receivable - related party increased to 106 days as of July 31, 2015, as compared to 77 days as of April 30, 2015 due to the revenue from the related party increased by 247%.

At July 31, 2015 inventories, net of reserve for obsolescence, totaled $4.8 million, as compared to $5.3 million as of April 30, 2015. The decrease is primarily due to our decrease in procurements of raw materials as a result of the raising sales of such materials during the three months ended July 31, 2015.

Our accounts payable and accrued expenses were $5.8 million at July 31, 2015, an increase of approximately $304,000 from April 30, 2015. The increase is primarily due to in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $546,000 during the three months ended July 31, 2015, as compared to net cash provided by operating activities of $538,000 in the same period in 2014. The increase resulting from cash provided by operating activities was primarily due to $101,000 in the stock based compensation for consulting service, depreciation and amortization expenses of approximately $482,000, $326,000 decrease in accounts receivable-related party, $406,000 decrease in inventories and $316,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $235,000, $452,000 increase in accounts receivable, $318,000 increase in prepaid expense and other current assets and $111,000 decrease in deferred grant income.

Net cash provided by operating activities was approximately $538,000 during the three months ended July 31, 2014. The increase in cash provided by operating activities was due primarily to $972,000 and $72,000 decrease in accounts receivable and accounts receivable-related party, respectively, prepaid expenses and other current assets of $168,000, and depreciation expense of approximately $611,000 offset by net loss of $504,000, and $550,000 decrease in accounts payable and accrued expenses and $230,000 increase in inventories and $95,000 decrease in deferred grant income.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

 Net cash used in investing activities amounted to $4,000 during the three months ended July 31, 2015 due to a $4,000 capital expenditures for property and equipment.

Net cash used in investing activities amounted to $472,000 during the three months ended July 31, 2014, primarily due to the purchase of property and equipment in the three months ended July 3, 2014.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities amounted to approximately $404,000 in the three months ended July 31, 2015, primarily due to repayments made to related party advances, net of proceed received from related party advances. During the three months ended July 31, 2015, from time to time, we received advances from related parties totaling approximately $2,176,000 for working capital purposes and we also made repayments to related parties of approximately $2,580,000.

Net cash provided by financing activities amounted to approximately $27,000 in the three months ended July 31, 2014, primarily due to proceed received from related party advances, net of repayments made to related parties. During the three months ended July 31, 2014, from time to time, we received advances from related parties approximately $91,000 and we also made repayments to related parties approximately $65,000 for working capital purposes.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2015.

In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of the PRC. Our cash position by geographic area is as follow:

	July 31, 2015	April 30, 2015
	(Unaudited)
China	$521,495	$241,845
United States	67	122
Total	$521,562	$241,967

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us as a party, under which we have:

-	Any obligation under certain guarantee contracts,
-	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
-
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position, and

-
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with U.S. GAAP.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2015.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2015 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2015Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2015 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.30	Consulting agreement dated August 11, 2015 by and between Yuejian Wang and Sunwin Stevia International, Inc. *
31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* - Filed herewith.
** - In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 14, 2015	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 14, 2015	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer