Form 10-Q
period 2015-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2015-12-29
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 24, 2015 there were 175,382,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED OCTOBER 31, 2015

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2015, as amended, as filed with the Securities and Exchange Commission:

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2016 is referred to as “fiscal 2016” and the year ending April 30, 2015 is referred to as “fiscal 2015.”  Also, the three month period ending October 31, 2015 is our second quarter and is referred to as the “second quarter of fiscal 2016”. Likewise, the three month period ending October 31, 2014 is referred to as the “second quarter of fiscal 2015”.

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

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,751	$241,967
Accounts receivable, net of allowance for doubtful accounts of $1,162,468 and $1,207,075, respectively	998,340	678,456
Accounts receivable - related party	2,536,505	3,761,758
Inventories, net	5,412,080	5,288,409
Prepaid expenses and other current assets	1,270,931	467,054
Total Current Assets	10,383,607	10,437,644

Investment in real estate held for resale	319,063	331,306
Property and equipment, net	10,989,913	12,085,570
Intangible assets, net	596,154	758,740
Land use rights, net	2,110,923	2,222,061
Other long-term asset	162,141	168,060
Total Assets	$24,561,801	$26,003,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,711,200	$5,527,011
Deferred grant income	71,219	295,809
Due to related parties	550,243	958,475
Total Current Liabilities	6,332,662	6,781,295

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 175,382,803 and 173,882,803 shares issued and outstanding as of October 31, 2015 and April 30, 2015, respectively	175,383	173,883
Additional paid-in capital	33,830,528	33,479,529
Accumulated deficit	(21,057,017)	(20,417,666)
Accumulated other comprehensive income	5,280,245	5,986,340
Total Stockholders' Equity	18,229,139	19,222,086
Total Liabilities and Stockholders' Equity	$24,561,801	$26,003,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014
Revenues	$2,300,424	$2,972,891	$4,203,101	$5,923,792
Revenues - related party	782,398	1,054,439	3,858,054	1,940,047
Total revenues	3,082,822	4,027,330	8,061,155	7,863,839

Cost of revenues	2,543,219	3,284,284	6,736,655	6,452,794
Gross profit	539,603	743,046	1,324,500	1,411,045

Operating expenses:
Selling expenses	293,593	333,549	612,307	660,684
General and administrative expenses	601,522	670,564	1,326,641	1,502,426
Research and development expenses	31,349	4,620	42,891	5,345
Total operating expenses, net	926,464	1,008,733	1,981,839	2,168,455

Loss from operations	(386,861)	(265,687)	(657,339)	(757,410)

Other income (expenses):
Other income (expenses)	(33,589)	3,655	(29,429)	(13,000)
Grant income	106,341	94,879	217,206	189,539
Interest income	267	646	756	1,209
Interest expense - related party	(32,246)	(44,101)	(73,712)	(91,840)
Interest expense	(54,078)	(20,911)	(91,457)	(36,689)
Total other income	(13,305)	34,168	23,364	49,219

Loss before income taxes	(400,166)	(231,519)	(633,975)	(708,191)
Provision for income taxes	(4,340)	(43,395)	(5,376)	(70,927)
Net loss	$(404,506)	$(274,914)	$(639,351)	$(779,118)

Comprehensive loss:
Net loss	$(404,506)	$(274,914)	$(639,351)	$(779,118)
Foreign currency translation adjustment	(350,554)	117,650	(706,095)	98,698
Total comprehensive loss	$(755,060)	$(157,264)	$(1,345,446)	$(680,420)

Net loss per common share:
Net loss per share - basic and diluted	$(0.002)	$(0.002)	$(0.004)	$(0.004)
Weighted average common shares outstanding - basic and diluted	174,823,021	173,882,803	174,929,285	173,882,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(639,351)	$(779,118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	719,614	981,661
Amortization of intangible assets	162,586	162,587
Amortization of land use right	28,408	28,685
Loss on disposition of property and equipment	22,366	26,892
Stock issued for services	201,250	-
Allowance for doubtful accounts	33,266	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(414,986)	1,031,366
Accounts receivable - related party	1,104,273	(366,012)
Inventories	(324,402)	(840,745)
Prepaid expenses and other current assets	(650,270)	(1,093,479)
Accounts payable and accrued expenses	374,979	1,102,407
Deferred grant income	(217,206)	(10,831)
Taxes payable	(7,334)	45,787
NET CASH PROVIDED BY OPERATING ACTIVITIES	393,193	289,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(77,268)	(590,211)
NET CASH USED IN INVESTING ACTIVITIES	(77,268)	(590,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance due from related parties	1,968,195	46,044
Repayment of related party advances	(2,352,510)	(68,729)
NET CASH USED IN FINANCING ACTIVITIES	(384,315)	(22,685)

EFFECT OF EXCHANGE RATE ON CASH	(7,826)	4,017
NET INCREASE IN CASH	(76,216)	(319,679)
Cash at the beginning of year	241,967	1,195,563
Cash at the end of period	$165,751	$875,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,036	$2,699
Cash paid for interest	$77,237	$128,529
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$26,739	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

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

Qufu Shengwang

In fiscal 2009, Qufu Natural Green acquired a 60% interest in Qufu Shengwang from its shareholder, Shandong Group, for $4,026,851. The purchase price represented 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008. Shandong Group is owned by Laiwang Zhang, our President and Chairman of the Board of Directors.  Qufu Shengwang manufactures and sells stevia - based fertilizers and feed additives.

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
October 31, 2015

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
October 31, 2015

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2015 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three and six months ended October 31, 2015 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                            Qufu Natural Green;
-                                            Qufu Shengren;
-                                            Qufu Shengwang;
-                                            Sunwin Tech; and
-                                            Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the first six months ended October 31, 2015, the Company had a net loss of $639,351 and net cash provided by operations of $393,193. At October 31, 2015, we had working capital of $4.0 million, including cash of $165,751. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2015, we held $165,751 of our cash and cash equivalents with commercial banking institutions in the PRC, and none with banks in the United States. As of April 30, 2015, we held $241,845 of our cash and cash equivalents with commercial banking institution in PRC, and $122 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2015.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At October 31, 2015 and April 30, 2015, the allowance for doubtful accounts was $1,162,468 and $1,207,075, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At October 31, 2015 and April 30, 2015, the Company recorded a reserve for obsolete or slow-moving inventories of $585,711 and $608,186, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a disposition loss of $22,366 and $26,892 for the six months ended October 31, 2015 and 2014, respectively.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on October 31, 2015 and April 30, 2015 amounted to $143,440 and $43,046, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

	Three Months Ended October 31,		Six Months Ended October 31,
Numerator:
	2015	2014	2015	2014
Net loss	$(404,506)	$(274,914)	$(639,351)	$(779,118)
Numerator for basic EPS, loss applicable to common stock holders	$(404,506)	$(274,914)	$(639,351)	$(779,118)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	174,823,021	173,882,803	174,929,285	173,882,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	174,823,021	173,882,803	174,929,285	173,882,803
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.002)	$(0.002)	$(0.004)	$(0.004)

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

As of October 31, 2015	RMB 6.32 to $1.00
As of April 30, 2015	RMB 6.09 to $1.00

Six months ended October 31, 2015	RMB 6.22 to $1.00
Six months ended October 31, 2014	RMB 6.16 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended October 31, 2015 and 2014 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2015, we had $165,751 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through October 31, 2015.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $31,349 and $4,620 for the three months ended October 31, 2015 and 2014; and $42,891 and $5,345 for the six months ended October 31, 2015 and 2014, respectively.

SHIPPING COSTS

       Shipping costs are included in selling expenses and totaled $54,699 and $56,035 for the three months ended October 31, 2015 and 2014; and $96,389 and $138,812 for the six months ended October 31, 2015 and 2014, respectively.

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
October 31, 2015

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of October 31, 2015 and April 30, 2015, investment in real estate held for resale amounted to $319,063 and $331,306, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

NOTE 4 - INVENTORIES

At October 31, 2015 and April 30, 2015, inventories consisted of the following:

	October 31, 2015	April 30, 2015
	(unaudited)
Raw materials	$2,191,056	2,582,593
Work in process	1,064,503	344,742
Finished goods	2,742,232	2,969,260
	5,997,791	5,896,595
Less: reserve for obsolete inventory	(585,711)	(608,186)
	$5,412,080	5,288,409

NOTE 5 - PROPERTY AND EQUIPMENT

At October 31, 2015 and April 30, 2015, property and equipment consisted of the following:

	Estimated Life	October 31, 2015	April 30, 2015
		(unaudited)
Office equipment	1-10 Years	$70,494	$66,194
Auto and trucks	3-10 Years	913,540	949,097
Manufacturing equipment	2-20 Years	7,153,952	7,415,898
Buildings	5-30 Years	9,781,910	10,172,060
Construction in process		571,240	536,365
		18,491,136	19,139,614
Less: accumulated depreciation		(7,501,223)	(7,054,044)
		$10,989,913	$12,085,570

For the three months ended October 31, 2015 and 2014, depreciation expense totaled $341,015 and $370,869, of which $218,142 and $164,493 was included in cost of revenues, respectively, and of which $122,873 and $206,376 was included in general and administrative expenses, respectively. For the six months ended October 31, 2015 and 2014, depreciation expense totaled $719,614 and $981,661, of which $494,263 and $281,678 was included in cost of revenues, respectively, and of which $225,351 and $699,983 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For each quarter, amortization expense was approximately $81,294. For the six months ended October 31, 2015 and 2014, amortization expense amounted to $162,586 and $162,587, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

        Intangible assets consisted of the following:

	Estimated Life	October 31, 2015	April 30, 2015
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,029,720)	(867,134)
Intangible assets, net		$596,154	$758,740

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	October 31, 2015	April 30, 2015
		(unaudited)
Land use right	45 Years	$2,516,117	$2,613,787
Less: accumulated amortization		(405,194)	(391,726)
		$2,110,923	$2,222,061

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended October 31, 2015 and 2014, amortization expense amounted to $13,916 and $14,359, respectively. For the six month periods ended October 31, 2015 and 2014, amortization expense amounted to $28,408 and $28,685, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable – related party and revenue – related party

On October 31, 2015 and April 30, 2015, we reported $2,536,505 and $3,761,758 in accounts receivable – related party, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended October 31, 2015 and 2014, we had revenue – related party of $782,398 and $1,054,439, respectively. For the six months ended October 31, 2015 and 2014, we had revenue – related party of $3,858,054 and $1,940,047, respectively, from Qufu Shengwang Import and Export Corporation,

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. During the three and six months ended October 31, 2015 and 2014, we paid interest of $32,246 and $44,101, and $73,712 and $91,840, respectively, which in connection with the advances of $806,491 (RMB5,000,000) and $1,290,385 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical, Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. We have repaid these two advances with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $789,461 (RMB 4,800,000) and $1,311,949 (RMB 8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 6.375% per annum. The other advances bear no interest and are payable on demand, including the working capital we borrowed from Mr. Laiwang Zhang in fiscal year 2015, which we repaid to him in the first quarter of fiscal 2016. On October 31, 2015 and April 30, 2015, due to (from) related party activities consisted of the following:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Laiwang Zhang	Total
Balance due to related parties, April 30, 2015	$496,816	$346,622	$115,037	$958,475
Working capital advances from related parties	4,395,275	1,968,195	-	6,363,470
Repayments	(4,485,792)	(2,163,802)	(114,827)	(6,764,421)
Effect of foreign currency exchange	(6,546)	(525)	(210)	(7,281)
Balance due to related parties, October 31, 2015	$399,753	$150,490	$-	$550,243

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on October 31, 2015 and April 30, 2015 totaled $1,270,931 and $467,054, respectively. As of October 31, 2015, prepaid expenses and other current assets includes $1,116,870 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $154,061 for business related employees' advances. As of April 30, 2015, prepaid expenses and other current assets includes $155,796 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $311,258 for business related employees' advances.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $599,268 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we originally expected to receive the refund during fiscal year 2014. We received a total refund of $437,127 as of October 31, 2015 and the remaining balance of $162,141 and $168,060 has been classified to other long-term asset at October 31, 2015 and April 30, 2015, respectively.

NOTE 10 – GRANT INCOME

During the third quarter of fiscal 2014 and second quarter of fiscal 2015, we received grant funding of $1,146,921 (RMB7,000,000) and $179,092 (RMB1,100,000), respectively, in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 8,100,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2015 in order to pass inspection and examination for the completion of this commitment. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At October 31, 2015 and April 30, 2015, the balance of deferred grant income is $71,219 and $295,809, respectively. For the three months ended October 31, 2015 and 2014, grant income amounted to $106,341 and $94,879, respectively. For the six months ended October 31, 2015 and 2014, grant income amounted to $217,206 and $189,539, respectively.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of October 31, 2015 and April 30, 2015:

Account	October 31, 2015	April 30, 2015
	(unaudited)
Accounts payable	$2,769,325	$2,000,329
Advanced from customers	64,045	58,434
Accrued salary payable	116,413	192,444
Tax payable	143,344	156,336
Other payable*	2,618,073	3,119,468
Total accounts payable and accrued expenses	$5,711,200	$5,527,011

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

*On October 31, 2015, other payables consists of advances from multiple individuals of $1,353,428, commission payable of $63,305, general liability, worker's compensation, and medical insurance payable of $388,749; union and education fees payable of $299,400, consulting fee of $103,822 and other miscellaneous payables of $409,369. On April 30, 2015, other payables consists of advances from multiple individuals of $1,828,091, commission payable of $75,260, general liability, worker's compensation, and medical insurance payable of $204,488; union and education fees payable of $305,081, consulting fee of $82,169, accrued R&D payable of $83,813 and other miscellaneous payables of $540,566.

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At October 31, 2015 and April 30, 2015, we are authorized to issue 200,000,000 shares of common stock. We had 175,382,803 and 173,882,803 shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively.

On May 6, 2015, we issued a total of 1,000,000 shares of our common stock to Dr. Yuejian (James) Wang for consulting services, valued at $252,500, for one year term of service agreement during fiscal 2016. We will amortize this consulting service fee through fiscal 2016 over twelve months and recorded $63,125 and $126,250 as stock-based compensation expense for the three and six months ended October 31, 2015, respectively.

On August 11, 2015, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang, pursuant to the terms of the consulting service agreement; we will issue a total of 750,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services provided or to be provided from May 1, 2015 through April 30, 2016. On August 11, 2015, we issued 500,000 shares of the Company's common stock, part of the 750,000 shares of Company's common stock, to Dr. Yuejian (James)Wang as payment of the consulting service fee, valued at $100,000. The Company will issue the remaining 250,000 shares of common stock to Dr. Yuejian (James) Wang by December 31, 2015, depending on the completion of consulting services provided by Dr. Yuejian (James) Wang. We will amortize this consulting service fee through fiscal 2016 over twelve months and recorded $37,500 and $75,000 as stock-based compensation expense for the three and six months ended October 31, 2015, respectively.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, “Segment Reporting”, for the three months ended October 31, 2015 and 2014; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2015 and 2014 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Chinese medicine – third party	$622,793	$576,868	$1,166,966	$1,099,061
Chinese medicine – related party	-	-	-	-
Total Chinese medicine	622,793	576,868	1,166,966	1,099,061

Stevioside – third party	1,677,631	2,396,023	3,036,135	4,824,731
Stevioside – related party	782,398	1,054,439	3,858,054	1,940,047
Total Stevioside	2,460,029	3,450,462	6,894,189	6,764,778
Total segment and consolidated revenues	$3,082,822	$4,027,330	$8,061,155	$7,863,839

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Interest (expense) income:
Chinese medicine	$67	$(14)	$136	$126
Stevioside	(86,124)	(64,352)	(164,549)	(127,446)
Total segment and consolidated interest expense	$(86,057)	$(64,366)	$(164,413)	$(127,320)

Depreciation and amortization:
Chinese medicine	$60,548	$20,383	$152,587	$39,372
Stevioside	367,791	446,138	758,021	1,133,561
Total segment and consolidated depreciation and amortization	$428,339	$466,521	$910,608	$1,172,933

Income (loss) before income taxes:
Chinese medicine	$15,587	$33,361	$(8,606)	$57,477
Stevioside	(306,835)	(247,850)	(332,882)	(679,457)
Corporate and other	(108,918)	(17,030)	(292,487)	(86,211)
Total consolidated (loss) income before income taxes	$(400,166)	$(231,519)	$(633,975)	$(708,191)

	October 31, 2015	April 30, 2015
Segment tangible assets:
Chinese medicine	$2,069,949	$2,285,114
Stevioside	8,919,964	9,800,456
Corporate and other	-	-
Total consolidated assets	$10,989,913	$12,085,570

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of October 31, 2015 and April 30, 2015, investment in real estate held for resale amounted to $319,063 and $331,306, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the six months ended October 31, 2015 and 2014, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the six months ended October 31, 2015		For the six months ended October 31, 2014
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd*	-	56.0%	-	31.6%
Qingdao Runde Biological Technology Co., Ltd	-		-	13.0%
Zhonghua (Qingdao) Industrial Co., Ltd.	-	-	-	20.7%
Beijin Haomiao Huifeng Technology Co., Ltd	15.1%	-	-	-
Guangdong Tengjun Veterinary Medicine Co., Ltd	13.2	-	-	-
Total	28.3%	56.0%	-	65.3%

* Qufu Shengwang Import and Export Trade Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.

  (ii)    Vendor Concentrations

For the six months ended October 31, 2015 and 2014, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the six months ended October 31, 2015		For the six months ended October 31, 2014
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Sishui Ruijin Pharmaceutical Co., Ltd	22.1%	-	-	-
Dongtai Yandun Stevia Corp.	-	22.8%	-	-
Zhucheng Haotian Pharmaceutical Co., Ltd	-	11.5%	-	-
Gansu Fanzhi Biology Techonology Co., Ltd	12.0%	-	9.4%	-
Juiqian Shengwang Corp.	-	16.7%	-	-
Gansu Puhua Stevia Develop Co., Ltd	-	-	-	25.4%
Mingguang Xingshi Stevia Corp.	-	-	-	15.8%
Ganzhou Julong High Tech Co., Ltd	-	-	-	15.9%
Total	34.1%	51.0%	9.4%	57.1%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At October 31, 2015, we had $165,751 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through October 31, 2015.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2015 through the filing date of this report and has determined that there are no items to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2015 Annual Report on Form 10-K for fiscal year ended April 30, 2015, as amended.

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

Recent Developments

We are planning to start buildings a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2015 and in the first six months ended October 31, 2015, we have invested $670,000 and $104,007, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

We have evaluated alternatives as to the potential disposition of the Chinese medicine segment to further streamline our product offering and focus our business on producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese medicine segment has also been influenced by our concerns regarding the profitability of this segment in the near future. The competition in Chinese medicine market has strengthened over the past few months. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment. These measures are expected to further increase our raw materials and production costs in the coming quarters and beyond. However, this segment is currently operating at full capacity and we do not expect significant growth potential from this segment in the near future.

OUR PERFORMANCE

 Our total revenues totaled $3.10 million in the three months ended October 31, 2015, an decreased of 23.5% from the same period in 2014, and our gross margin decreased to 17.5% from 18.5% compared to the same period in 2014. Our sales revenues, excluding revenues from related party, decreased by 22.6% in the three months ended October 31, 2015 as compared to the same period in 2014. Revenues from related parties decreased by 25.8% in the three months ended October 31, 2015 compared to the same period in 2014. Our operating expenses in the three months ended October 31, 2015 decreased by 8.2% compared to the same period in 2014. Our net loss for the three months ended October 31, 2015 was approximately $405,000 as compared to $275,000 for the same period in 2014.

 Our revenues totaled $8.1 million during the six months ended October 31, 2015, an increase of 2.5% as compared with the same period in 2014, while our gross margin decreased to 16.4% from 17.9%. Our total operating expenses in the six months ended October 31, 2015 decreased by approximately $187,000 or 8.6% compared to the same period in 2014, primarily due to a decrease of approximately $48,000 and $176,000, or 7.3% and 11.7% in selling expense and general and administrative expense, respectively, and offset by an increase of approximately $38,000 or 702.5% in research and development. Our net loss for the six months ended October 31, 2015 was approximately $639,000, a slight decrease compared to $779,000 in the same period in 2014.

Our operating performance for the three and six months ended October 31, 2014 was primarily driven by an decrease of 30.0% and 37.1%, respectively, in sales revenue excluding revenues from related party in our Stevioside segment, offset by a slightly higher revenue in our Chinese medicine segment, as compared to the same periods in 2014.

During the first three months ended October 31, 2015, the sales revenue of our stevia products in our Stevioside segment started to decrease for the first time from its consistent increase in the past several years, primarily due to a decreasing demand from the domestic market and the shift in our effort to focus more on developing sales in the international market. While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for fiscal 2016.  Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

The slightly increase in revenues in our Chinese medicine was primarily due to the increase of our unit sales price as market prices increase and the result of the restructure of our Chinese medicine segment.

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

•	A new stevia extraction line was finished in December 2015. This new line will add additional 500 metric tons to our current annual production capacity;

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2015 and 2014:
For the Three Months ended October 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$622,793	100.0%	$2,460,029	100.0%	$-	$3,082,822	100.0%
Cost of revenues	427,375	68.6%	2,115,844	86.0%	-	2,543,219	82.5%
Gross profit	195,418	31.4%	344,185	14.0%	-	539,603	17.5%
Research and development expenses	-	-	31,349	1.3%	-	31,349	1.0%
Other operating expenses	180,046	28.9%	606,151	24.6%	108,918	895,115	29.0%
Other income (expense)	215	0.0%	(13,520)	(0.6)%	-	(13,305)	(0.4)%
Income (loss) before income taxes	$15,587	1.8%	$(306,835)	(12.5)%	$(108,918)	$(400,166)	(13.1)%

For the Three Months ended October 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$576,868	100.0%	$3,450,462	100.0%	$-	$4,027,330	100.0%
Cost of revenues	397,837	69.0%	2,886,447	83.6%	-	3,284,284	81.5%
Gross profit	179,031	31.0%	564,015	16.4%	-	743,046	18.5%
Research and development expenses	3,289	0.6%	1,331	0.0%	-	4,620	0.1%
Other operating expenses	142,642	24.7%	844,441	24.5%	17,030	1,004,112	24.9%
Other income	262	0.1%	33,906	1.0%	-	34,168	0.8%
Income (loss) before income taxes	$33,362	5.8%	$(247,851)	(7.2)%	$(17,030)	$(231,519)	(5.7)%

The following table summarizes our results from operations for the six month periods ended October 31, 2015 and 2014.

For the Six Months ended October 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,166,966	100.0%	$6,894,189	100.0%	$-	$8,061,155	100.0%
Cost of revenues	796,536	68.3%	5,940,119	86.2%	-	6,736,655	83.6%
Gross profit	370,430	31.7%	954,070	13.8%	-	1,324,500	16.4%
Research and development expenses	-	-	42,891	0.6%	-	42,891	0.5%
Other operating expenses	379,527	32,5%	1,266,934	18.4%	292,487	1,938,948	24.1%
Other income	491	0.0%	22,873	0.3%	-	23,364	0.3%
Loss before income taxes	$(8,606)	(1.1)%	$(332,882)	(4.8)%	$(292,487)	$(633,975)	(7.9)%

For the Six Months ended October 31, 2014
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,099,061	100.0%	$6,764,778	100.0%	$-	$7,863,839	100.0%
Cost of revenues	770,659	70.1%	5,682,135	84.0%	-	6,452,794	82.1%
Gross profit	328,402	29.9%	1,082,643	16.0%	-	1,411,045	17.9%
Research and development expenses	4,014	0.4%	1,331	0.0%	-	5,345	0.1%
Total operating expenses	263,266	24.0%	1,813,632	26.8%	86,211	2,163,109	27.5%
Other (expenses) income	(3,646)	(0.3)%	52,865	0.8%	-	49,219	0.7%
Income (loss) before income taxes	$57,476	5.2%	$(679,456)	(10.0)%	$(86,211)	$(708,191)	(9.0)%

Revenues

Total consolidated revenues in the first three months ended October 31, 2015 decreased by approximately 23.5% as compared to the same period in 2014.  Stevioside revenues, which accounts for 79.8% and 85.7% of our total revenues in the first three months ended October 31, 2015 and 2014, respectively, decreased by approximately 28.7%, while Chinese medicine revenues increased by approximately $46,000 or 8.0%.

Within our Stevioside segment, revenues from sales to third parties decreased by 30.0% and sales to the related party decreased by 25.8% in the first three months ended October 31, 2015, as compared to the same period in 2014. We have been trying to develop our domestic market and decrease the dependence of our sales to related parties. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. During the first three months ended October 31, 2015, within our Stevioside segment, we produced 62 metric tons, an decrease of 32.3% as compared to 92 metric tons during the same period in 2014; however the average unit price of our stevia products has increased by 10.4%. We generated revenue from the new launched products including A3-99 and the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 32.7% and 16.5% of total Stevioside segment revenues in the three months ended October 31, 2015 and 2014, respectively.

Total revenues in the first six months ended October 31, 2015 increased by approximately 2.5% as compared to the same period in 2014.  Stevioside revenues, which accounts for 85.5% and 86.0% of our total revenues in the first six months ended October 31, 2015 and 2014, respectively, increased by approximately 1.9%, and Chinese medicine revenues increased by approximately $68,000 or 6.2%. During the first six months ended October 31, 2015, within our Stevioside segment, we also decreased our sales volume by approximately 39,000 tons, a 21.3% decrease; however the average unit price of our stevia products was increased by 25.9%, as compared to the same period in 2014 Stevioside revenues from sales to third parties decreased by 37.1% while sales to the related party increased by 98.9% in the first six months ended October 31, 2015, as compared to the same period in 2014, primarily due a decreasing demand from the domestic market and the shift in our effort to focus more on developing sales in the international market.

We believe that the slightly decrease of sales in Chinese Medicine segment is primarily due to an oversupply of product in the market. The unit price remains stable in the first three and six months ended October 31, 2015 as compared to the same period in 2014. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the first three months ended October 31, 2015 decreased by 22.6% as compared to the same period in 2014. Cost of revenues as a percentage of revenues decreased from 82.5% to 81.5%, comparing the same period in 2015 and 2014. Gross margin on Stevioside segment for the first three months ended October 31, 2015 was 14.0%, as compared to 16.3% for the same period of fiscal 2014. The lower gross margin for Stevioside was primarily due to the higher cost of raw materials during the period, as compared with the same period in 2014. Gross margin on Chinese Medicine was 31.4% in the first three months ended October 31, 2015, compared to the 31.0% in the same period in 2014. The slightly higher gross margin for Chinese Medicines was primarily due to the restructure of our product line to lower the cost of adopting of our high-efficiency product line. We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and improved. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for the first three months ended October 31, 2015 was 17.5%, as compared to 18.5% in the same period in 2014.

The consolidated gross margin for the first six months ended October 31, 2015 decreased to 16.4%, compared to 17.9% for the same period in 2014. Gross margin on Stevioside segment decreased during the first six months ended October 31, 2015 to 13.8%, compared to 16.0% for the same period in 2014. The decrease was primarily due to the higher raw material costs during the period compared with the same period in 2014. The Chinese medicine gross margin increased to 31.7% in the first six months ended October 31, 2015, compared to 29.9% for the same period in 2014, due to similar reasons discussed above.

Total Selling Expenses

In the first three months ended October 31, 2015, we had a decrease of approximately $40,000, or 12.0% in selling expenses, as compared to the same period in 2014. The decrease was primarily due to the approximately $25,000 decrease in salary and wages, $12,000 decrease in China local sales taxes, $10,000 decrease in office expenses, $7,000 decrease in travel expense, $7,000 decrease in meal and entertainment expenses, and offset by approximately $15,000 increase in commission expense and $13,000 increase in sales meeting expense.

In the first six months ended October 31, 2015, we had an decrease of approximately $48,000, or 7.3% in selling expenses, as compared to the same period in 2014. The decrease was primarily due to the approximately $35,000 decrease in office expense, $42,000 decrease in shipping and freight, decrease of $11,000 in salary and wages and decrease of $26,000 in miscellaneous expense, offset by $54,000 increased in advertising and marketing expenses, and $13,000 increase in sales meeting.

Total General and Administrative Expenses

Our general and administrative expenses for the first three months ended October 31, 2015 decreased by approximately $69,000, or 10.3% from the same period in 2014. The decrease was primarily due to decrease of approximately $36,000 in salaries and wages, a $49,000 decrease in office expense, $24,000 decrease in auto expense, $121,000 decrease in depreciation and amortization expenses, and $27,000 decrease in travel expense, offset by an increase of approximately $101,000 in headquarter expense for professional consulting fees, $30,000 increase in property tax and other tax expenses and $60,000 increase in miscellaneous expense.

Total general and administrative expenses for the first six months ended October 31, 2015 decreased by approximately $176,000, or 11.7% from the comparable period in 2014. The decrease was primarily due to decrease of approximately $479,000 in depreciation and amortization expenses and $50,000 decrease in office expenses, offset by $115,000 increase in headquarter expenses for professional consulting fees, $33,000 in bad debt expenses, $42,000 increase in accounting and auditing fees, $82,000 increase in property tax and other tax expenses, $20,000 decrease in travel expense and $59,000 decrease in miscellaneous expenses. The general and administrative expense as a percentage of revenue was 16.5% in the first six months ended October 31, 2015 as compared to 19.1% in the same period in 2014.

Research and Development Expense

For the three and six months ended October 31, 2015, our research and development expenses amounted to approximately $31,000 and $43,000, as compared to $5,000 and $5,000 for the same period in 2014, respectively. The increase of $27,000 and $38,000 was primarily due to the fact that in the three and six months ended October 31, 2015, respectively, we recorded the transfer of inventory to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the project named "development and research on new kinds of stevia for pharmaceutical use", this project is related to the grant we received during the third quarter of fiscal 2014 of approximately $1,146,921 (RMB7,000,000) and $179,092 (RMB1,100,000) during the second quarter of fiscal 2015.

Other Income (Expenses)

For the three months ended October 31, 2015, other income, net of expenses, amounted to approximately $(13,000), a decrease of $47,000 as compared to the other income of $34,000 for the three months ended October 31, 2014. The decrease was primarily attributable to a decrease in other income of approximately $37,000 and an increase in interest expense in the amount of approximately $33,000, offset by an increase in grant income of $11,000 and a decrease interest expense – related party in the amount of approximately $12,000.

For the six months ended October 31, 2015, other income, net of expenses, amounted to approximately $23,000, a decrease of $26,000 as compared to the other income of $49,000 for the six months ended October 31, 2014. The decrease was primarily attributable to a decrease in other income of approximately $16,000 and an increase in interest expense in the amount of approximately $55,000, offset by an increase in grant income of $28,000 and a decrease interest expense – related party in the amount of approximately $18,000.

Income tax expense

Income tax expense was approximately $4,000 and $5,000 for the first three and six months ended October 31, 2015, respectively, as compared to $43,000 and $71,000 in the same periods in 2014. The decrease in income tax expense was attributable to the decrease in taxable income in PRC generated by our Stevioside operating entities.

Net Loss

Net loss in the three months ended October 31, 2015 was approximately $405,000, compared to $275,000 in the three months ended October 31, 2014. The increase was primarily due to decrease in revenues, hence decrease in gross profit while higher other expenses mainly from higher interest expenses.

Net loss in the six months ended October 31, 2015 was approximately $639,000, compared to $779,000 for the same period in 2014. The decrease in net loss was primarily due to increase in revenue with related party, as well as the lower operating expenses as discussed above.

Foreign currency translation adjustment

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $351,000 for the three months ended October 31, 2015, as compared to a foreign currency translation gain of $118,000 for the same period in 2014. We reported a foreign currency translation gain of $706,000 for the six months ended October 31, 2015, as compared to a foreign currency translation gain of $99,000 for the same in 2014. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation loss, we had higher comprehensive loss for the first three months ended October 31, 2015 of $755,000, compared to $157,000 for the same in 2014. We had comprehensive loss for the six months ended October 31, 2015 of $1,345,000, compared to $680,000 for the six months ended October 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At October 31, 2015, we had working capital of $4.1 million, including cash of $165,751, as compared to working capital of $3.6 million and cash of $241,967 at April 30, 2015. The approximate $76,000 decrease in our cash at October 31, 2015 from April 30, 2015 is primarily attributable to net cash used in purchase of property and equipment to improve our productivity, which we generated revenue from increasing sales during the six months ended October 31, 2015. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $905,000 during the first six months ended October 31, 2015. This decrease is primarily attributable to a decrease in accounts receivable - related party of $1.2 million during the first six months ended October 31, 2015, offset by an increase in accounts receivable of $320,000 during the six months ended October 31, 2015. The days for sales outstanding in accounts receivable for third party sales decreased to 18 days as of October 31, 2015, as compared to 43 days as of April 30, 2015. The days for sales outstanding in accounts receivable - related party decreased to 74 days as of October 31, 2015, as compared to 77 days as of April 30, 2015 while the revenue from the related party increased by 27%.

At October 31, 2015 inventories, net of reserve for obsolescence, totaled $5.4 million, as compared to $5.3 million as of April 30, 2015. The increase is primarily due to our increase in procurements of raw materials as a result of the raising sales of such materials during the six months ended October 31, 2015.

Our accounts payable and accrued expenses were $5.7 million at October 31, 2015, an increase of approximately $184,000 from April 30, 2015. The increase is primarily due to in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $393,000 during the six months ended October 31, 2015, as compared to net cash provided by operating activities of $289,000 in the same period in 2014. The increase resulting from cash provided by operating activities was primarily due to $201,000 in the stock based compensation for consulting service, depreciation and amortization expenses of approximately $911,000, $1,104,000 decrease in accounts receivable-related party and $375,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $639,000, $415,000 increase in accounts receivable and notes receivable, $650,000 increase in prepaid expense and other current assets, $324,000 increase in inventories and $217,000 decrease in deferred grant income.

Net cash provided by operating activities was approximately $289,000 during the first six months ended October 31, 2014. The increase resulting from cash provided by operating activities was due primarily to a decrease of $1.0 million in accounts receivable and a $1.1 million increase in account payable and accrued expense, offset by an increase of $366,000 in accounts receivable from the sales to related party, an increase of $841,000 in inventories and an increase of $1.1 million in prepaid expenses and other current assets.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

 Net cash used in investing activities amounted to $77,000 during the six months ended October 31, 2015 due to a $77,000 capital expenditures for property and equipment.

Net cash used in investing activities amounted to $590,000 during the six months ended October 31, 2014, primarily due to the purchase of property and equipment in fiscal 2015.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities amounted to approximately $384,000 in the six months ended October 31, 2015, primarily due to repayments made to related party advances, net of proceed received from related party advances. During the six months ended October 31, 2015, from time to time, we received advances from related parties totaling approximately $1,968,000 for working capital purposes and we also made repayments to related parties of approximately $2,353,000.

Net cash used in financing activities amounted to approximately $23,000 in the six months ended October 31, 2014, primarily due to repayment of related party advances. During the first six months of fiscal 2015, from time to time, we received advances from related parties approximately $46,000 and we also made repayments to related parties approximately $69,000 for working capital purposes.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2015.

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

	October 31, 2015	April 30, 2015
	(Unaudited)
China	$165,751	$241,845
United States	-	122
Total	$165,751	$241,967

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2015.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2015 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the most recent quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2015 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2015 Annual Report on Form 10-K.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 24, 2015	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 24, 2015	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer