Form 10-Q
period 2016-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2016-03-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 14, 2016 there were 198,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2016

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2015, as amended, as filed with the Securities and Exchange Commission:

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

-	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
-	Difficulties stockholders may face who seek to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders;
-	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
-	Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders;
-	Our dependence on our corporate management services in the preparation of our financial statements and reports we file with the SEC.
-	Adverse affects on the liquidity of our stock because it currently trades below $5.00 per share, is quoted on the OTC bulletin board, and is considered a "penny stock;" and
-	The impact on our stock price due to future sales of restricted stock held by existing shareholders.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ended April 30, 2016 is referred to as "fiscal 2016" and the year ending April 30, 2015 is referred to as "fiscal 2015."  Also, the three month period ending January 31, 2016 is our third quarter and is referred to as the "third quarter of fiscal 2016". Likewise, the three month period ending January 31, 2015 is referred to as the "third quarter of fiscal 2015".

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

-	"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company, a 100% owned subsidiary;

-	"Qufu Shengwang" refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang; and

-	"Qufu Shengren" refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

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

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2016	2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,726	$241,967
Accounts receivable, net of allowance for doubtful accounts of $1,116,039 and $1,207,075, respectively	1,219,028	678,456
Accounts receivable - related party	1,958,004	3,761,758
Inventories, net	5,294,709	5,288,409
Prepaid expenses and other current assets	2,688,226	467,054
Total Current Assets	11,385,693	10,437,644

Investment in real estate held for resale	305,242	331,306
Property and equipment, net	9,966,965	12,085,570
Intangible assets, net	514,860	758,740
Land use rights, net	2,004,875	2,222,061
Other long-term asset	2,404,007	168,060
Total Assets	$26,581,642	$26,003,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,468,452	$5,527,011
Deferred grant income	-	295,809
Due to related parties	969,295	958,475
Total Current Liabilities	7,437,747	6,781,295

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 198,632,803 and 173,882,803 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	198,633	173,883
Additional paid-in capital	37,537,278	33,479,529
Accumulated deficit	(23,156,461)	(20,417,666)
Accumulated other comprehensive income	4,564,445	5,986,340
Total Stockholders' Equity	19,143,895	19,222,086
Total Liabilities and Stockholders' Equity	$26,581,642	$26,003,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues	$2,355,337	$3,448,377	$6,558,438	$9,372,169
Revenues - related party	1,488,937	1,323,158	5,346,991	3,263,205
Total revenues	3,844,274	4,771,535	11,905,429	12,635,374

Cost of revenues	3,538,726	3,694,021	10,275,381	10,146,815
Gross profit	305,548	1,077,514	1,630,048	2,488,559

Operating expenses:
Selling expenses	404,145	442,955	1,016,452	1,103,639
General and administrative expenses	937,037	863,376	2,241,312	2,365,802
Loss on disposition of property and equipment	406,806	2,198	429,172	2,198
Research and development expenses	571,574	114,482	614,465	119,827
Total operating expenses, net	2,319,562	1,423,011	4,301,401	3,591,466

Loss from operations	(2,014,014)	(345,497)	(2,671,353)	(1,102,907)

Other income (expenses):
Other income (expenses)	(92,194)	5,245	(121,623)	(7,755)
Grant income	68,649	138,299	285,855	327,838
Interest income	24	651	780	1,860
Interest expense - related party	(31,708)	(57,622)	(105,420)	(149,462)
Interest expense	(30,271)	(61,936)	(121,728)	(98,625)

Total other income (expense)	(85,500)	24,637	(62,136)	73,856
Loss before income taxes	(2,099,514)	(320,860)	(2,733,489)	(1,029,051)
Provision for income taxes	70	(3,285)	(5,306)	(59,843)
Net loss	$(2,099,444)	$(324,145)	$(2,738,795)	$(1,088,894)

Comprehensive loss:
Net loss	$(2,099,444)	$(324,145)	$(2,738,795)	$(1,088,894)
Foreign currency translation adjustment	(715,800)	(72,385)	(1,421,895)	26,367
Total comprehensive loss	$(2,815,244)	$(396,530)	$(4,160,690)	$(1,062,527)

Net loss per common share:
Net loss per share - basic and diluted	$(0.012)	$(0.002)	$(0.016)	$(0.006)
Weighted average common shares outstanding - basic and diluted	179,673,909	173,882,803	176,653,636	173,882,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,738,795)	$(1,088,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,155,418	1,447,318
Amortization of intangible assets	243,880	243,881
Amortization of land use right	42,036	43,080
Loss on disposition of property and equipment	429,172	2,198
Stock issued for employee compensation	204,444	-
Stock issued for services	301,875	-
Allowance for doubtful accounts	33,105	39,430
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(595,329)	861,414
Accounts receivable - related party	1,581,487	(700,768)
Inventories	(442,992)	(1,701,587)
Prepaid expenses and other current assets	(1,037,140)	(1,059,053)
Accounts payable and accrued expenses	1,496,715	1,574,818
Deferred grant income	(285,855)	(148,915)
Taxes payable	(78,544)	(97,850)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	309,478	(584,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(383,030)	(708,512)
NET CASH USED IN INVESTING ACTIVITIES	(383,030)	(708,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short term loan	-	-
Advance due from related parties	6,683,822	587,114
Repayment of related party advances	(6,607,343)	(98,303)
NET CASH PROVIDED BY FINANCING ACTIVITIES	76,479	488,811

EFFECT OF EXCHANGE RATE ON CASH	(19,168)	1,914
NET INCREASE IN CASH	(16,241)	(802,715)
Cash at the beginning of year	241,967	1,195,563
Cash at the end of period	$225,726	$392,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,002	$2,702
Cash paid for interest	$203,371	$220,448

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$24,656	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

NOTE 1 - ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS

Sunwin Stevia International, Inc., a Nevada corporation, and its subsidiaries are referred to in this report as "we", "us", "our", or "Sunwin". We changed our name from Sunwin Neutraceuticals International Inc. to Sunwin Stevia International, Inc. on April 23, 2012 to more accurately reflect our business operations.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

On August 8, 2012, we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012. On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by China Direct Investment, Inc. ("CDI"), our corporate management service provider, and reimbursed by us to CDI through the issuance of our common shares as part of the terms of the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles ("U.S. GAAP") which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for OnlySweet.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2015 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three and nine months ended January 31, 2016 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                            Qufu Natural Green;
-                                            Qufu Shengren;
-                                            Qufu Shengwang;
-                                            Sunwin Tech; and
-                                            Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the first nine months ended January 31, 2016, the Company had a net loss of $2.7 million and net cash provided by operations of approximately $309,000. At January 31, 2016, we had working capital of $3.9 million, including cash of $225,726. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2016, we held $225,726 of our cash and cash equivalents with commercial banking institutions in the PRC, and none with banks in the United States. As of April 30, 2015, we held $241,845 of our cash and cash equivalents with commercial banking institution in PRC, and $122 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2016.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. At January 31, 2016 and April 30, 2015, the allowance for doubtful accounts was $1,116,039 and $1,207,075, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At January 31, 2016 and April 30, 2015, the Company recorded a reserve for obsolete or slow-moving inventories of $560,339 and $608,186, respectively. These is no change in inventory reserve at January 31, 2016 from April 30, 2015. The decrease reserve as disclose above is resulted from changes of foreign currency translation difference.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a disposition loss of $429,172 and $2,198 for the nine months ended January 31, 2016 and 2015, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on January 31, 2016 and April 30, 2015 amounted to $69,244 and $43,046, respectively, consisted primarily of VAT taxes.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
Numerator:
	2016	2015	2016	2015
Net loss	$(2,099,444)	$(324,145)	$(2,738,795)	$(1,088,894)
Numerator for basic EPS, loss applicable to common stock holders	$(2,099,444)	$(324,145)	$(2,738,795)	$(1,088,894)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	179,673,909	173,882,803	176,653,636	173,882,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	179,673,909	173,882,803	176,653,636	173,882,803
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.012)	$(0.002)	$(0.016)	$(0.006)

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

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

As of January 31, 2016	RMB 6.60 to $1.00
As of April 30, 2015	RMB 6.09 to $1.00

Nine months ended January 31, 2016	RMB 6.30 to $1.00
Nine months ended January 31, 2015	RMB 6.15 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended January 31, 2016 and 2015 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January 31, 2016, we had $225,726 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through January 31, 2016.

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
January 31, 2016

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $571,574 and $114,482 for the three months ended January 31, 2016 and 2015; and $614,465 and $119,827 for the nine months ended January 31, 2016 and 2015, respectively.

SHIPPING COSTS

       Shipping costs are included in selling expenses and totaled $113,441 and $59,605 for the three months ended January 31, 2016 and 2015; and $209,830 and $198,417 for the nine months ended January 31, 2016 and 2015, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. . The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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
January 31, 2016

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of January 31, 2016 and April 30, 2015, investment in real estate held for resale amounted to $305,242 and $331,306, respectively.

NOTE 4 - INVENTORIES

At January 31, 2016 and April 30, 2015, inventories consisted of the following:

	January 31, 2016	April 30, 2015
	(unaudited)
Raw materials	$1,996,126	2,582,593
Work in process	749,865	344,742
Finished goods	3,109,057	2,969,260
	5,855,048	5,896,595
Less: reserve for obsolete inventory	(560,339)	(608,186)
	$5,294,709	5,288,409

NOTE 5 - PROPERTY AND EQUIPMENT

At January 31, 2016 and April 30, 2015, property and equipment consisted of the following:

	Estimated Life	January 31, 2016	April 30, 2015
		(unaudited)
Office equipment	1-10 Years	$47,456	$66,194
Auto and trucks	3-10 Years	853,969	949,097
Manufacturing equipment	2-20 Years	5,547,792	7,415,898
Buildings	5-30 Years	9,311,491	10,172,060
Construction in process		546,495	536,365
		16,307,203	19,139,614
Less: accumulated depreciation		(6,340,238)	(7,054,044)
		$9,966,965	$12,085,570

For the three months ended January 31, 2016 and 2015, depreciation expense totaled $435,804 and $465,657, of which $323,702 and $165,074 was included in cost of revenues, respectively, and of which $112,102 and $300,583 was included in general and administrative expenses, respectively. For the nine months ended January 31, 2016 and 2015, depreciation expense totaled $1,155,418 and $1,447,318, of which $817,965 and $446,752 was included in cost of revenues, respectively, and of which $337,453 and $1,000,566 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For each quarter, amortization expense was approximately $81,294. For the nine months ended January 31, 2016 and 2015, amortization expense amounted to $243,880 and $243,881, respectively.

     Intangible assets consisted of the following:

	Estimated Life	January 31, 2016	April 30, 2015
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,111,014)	(867,134)
Intangible assets, net		$514,860	$758,740

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	January 31, 2016	April 30, 2015
		(unaudited)
Land use right	45 Years	$2,405,860	$2,613,787
Less: accumulated amortization		(400,985)	(391,726)
		$2,004,875	$2,222,061

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended January 31, 2016 and 2015, amortization expense amounted to $13,628 and $14,395, respectively. For the nine month periods ended January 31, 2016 and 2015, amortization expense amounted to $42,036 and $43,080, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

On January 31, 2016 and April 30, 2015, we reported $1,958,004 and $3,761,758 in accounts receivable - related party, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended January 31, 2016 and 2015, we had revenue - related party of $1,488,937 and $1,323,158, respectively. For the nine months ended January 31, 2016 and 2015, we had revenue - related party of $5,346,991 and $3,263,205, respectively, from Qufu Shengwang Import and Export Corporation,

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. During the three and nine months ended January 31, 2016 and 2015, we paid interest of $31,708 and $57,622, and $105,420 and $149,462, respectively, which in connection with the advances of $757,048 (RMB5,000,000) and $1,211,277 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical, Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. We have repaid these two advances with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $726,766 (RMB 4,800,000) and $1,211,277 (RMB 8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 6.375% per annum. The other advances bear no interest and are payable on demand, including the working capital we borrowed from Mr. Laiwang Zhang in fiscal year 2015, which we repaid to him in the first quarter of fiscal 2016. During the third quarter of fiscal 2016, we reborrowed $75,705 from Mr. Laiwang Zhang. On January 31, 2016 and April 30, 2015, due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Laiwang Zhang	Total
Balance due to related parties, April 30, 2015	$496,816	$346,622	$115,037	$958,475
Working capital advances from related parties	4,446,111	2,162,006	75,705	6,683,822
Repayments	(4,416,691)	(2,075,825)	(114,827)	(6,607,343)
Effect of foreign currency exchange	(58,267)	(7,182)	(210)	(65,659)
Balance due to related parties, January 31, 2016	$467,969	$425,621	$75,705	$969,295

NOTE 9 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets on January 31, 2016 and April 30, 2015 totaled $2,688,226 and $467,054, respectively. As of January 31, 2016, prepaid expenses and other current assets includes $1,171,196 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,667 prepayment for employees' stock-based compensation, $100,625 prepayment for stock-based consulting service and $189,738 for business related employees' advances. As of April 30, 2015, prepaid expenses and other current assets includes $155,796 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $311,258 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $204,444 as stock-based compensation expenses for the three months ended January 31, 2016. We also have recoded the remaining balance of the stock-based compensation of $3,475,556 as prepaid compensation, of $1,226,667 included in prepaid expenses and other current assets and $2,248,889 included in the other long-term asset in the accompanying condensed consolidated balance sheet at January 31, 2016.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $562,981 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we originally expected to receive the refund during fiscal year 2014. We received a total refund of $407,863 as of January 31, 2016 and the remaining balance of $155,118 and $168,060 has been classified to other long-term asset at January 31, 2016 and April 30, 2015, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

NOTE 10 - GRANT INCOME

During the third quarter of fiscal 2014 and second quarter of fiscal 2015, we received grant funding of $1,059,867 (RMB7,000,000) and $166,551 (RMB1,100,000), respectively, in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 8,100,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2015 in order to pass inspection and examination for the completion of this commitment. The Company paid $45,423 (RMB300,000) to Professor Jingzhen Tian as of January 31, 2016. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At January 31, 2016 and April 30, 2015, the balance of deferred grant income is $0 and $295,809, respectively. For the three months ended January 31, 2016 and 2015, grant income amounted to $68,649 and $138,299, respectively. For the nine months ended January 31, 2016 and 2015, grant income amounted to $285,855 and $327,838, respectively. The Company has not received the remaining balance of RMB 1,900,000 as of the reporting date.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of January 31, 2016 and April 30, 2015:

Account	January 31, 2016	April 30, 2015
	(unaudited)
Accounts payable	$2,867,922	$2,000,329
Advanced from customers	102,460	58,434
Accrued salary payable	198,747	192,444
Tax payable	69,153	156,336
Other payable*	3,230,170	3,119,468
Total accounts payable and accrued expenses	$6,468,452	$5,527,011

*On January 31, 2016, other payables consists of advances from multiple individuals of $1,960,124, commission payable of $45,185, general liability, worker's compensation, and medical insurance payable of $385,980; union and education fees payable of $289,254, consulting fee of $176,544; employee payables for reimbursement of travel expenses of $203,787 and other miscellaneous payables of $169,296. On April 30, 2015, other payables consists of advances from multiple individuals of $1,828,091, commission payable of $75,260, general liability, worker's compensation, and medical insurance payable of $204,488; union and education fees payable of $305,081, consulting fee of $82,169, accrued R&D payable of $83,813 and other miscellaneous payables of $540,566.

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At January 31, 2016 and April 30, 2015, we are authorized to issue 200,000,000 shares of common stock. We had 198,632,803 and 173,882,803 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively.

On May 6, 2015, we issued a total of 1,000,000 shares of our common stock to Dr. Yuejian (James) Wang for consulting services, valued at $252,500, for one year term of service agreement during fiscal 2016. We will amortize this consulting service fee through fiscal 2016 over twelve months and recorded $63,125 and $189,375 as stock-based compensation expense for the three and nine months ended January 31, 2016, respectively.

On August 11, 2015, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement, we will issue a total of 750,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services provided or to be provided from May 1, 2015 through April 30, 2016. On August 11, 2015 and January 14, 2016, we issued 500,000 and 250,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as payment of the consulting service fee, valued at $100,000 and $50,000, respectively. We will amortize this consulting service fee through fiscal 2016 over twelve months and recorded $37,500 and $112,500 as stock-based compensation expense for the three and nine months ended January 31, 2016, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $204,444 as stock-based compensation expenses for the three months ended January 31, 2016. We also have recoded the remaining balance of the stock-based compensation of $3,475,556 as prepaid compensation, of $1,226,667 included in prepaid expenses and other current assets and $2,248,889 included in the other long-term asset in the accompanying condensed consolidated balance sheet at January 31, 2016.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended January 31, 2016 and 2015; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2016 and 2015 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues:
Chinese medicine - third party	$622,516	$620,364	$1,789,482	$1,719,425
Chinese medicine - related party	-	-	-	-
Total Chinese medicine	622,516	620,364	1,789,482	1,719,425

Stevioside - third party	1,732,821	2,828,013	4,768,956	7,652,744
Stevioside - related party	1,488,937	1,323,158	5,346,991	3,263,205
Total Stevioside	3,221,758	4,151,171	10,115,947	10,915,949
Total segment and consolidated revenues	$3,844,274	$4,771,535	$11,905,429	$12,635,374

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Interest (expense) income:
Chinese medicine	$33	$(12)	$168	$114
Stevioside	(61,988)	(118,895)	(226,536)	(246,341)
Total segment and consolidated interest expense	$(61,955)	$(118,907)	$(226,368)	$(246,227)

Depreciation and amortization:
Chinese medicine	$167,067	$52,251	$319,654	$91,623
Stevioside	363,659	509,095	1,121,680	1,642,656
Total segment and consolidated depreciation and amortization	$530,726	$561,346	$1,441,334	$1,734,279

Income (loss) before income taxes:
Chinese medicine	$(347,764)	$(2,928)	$(356,370)	$54,548
Stevioside	(1,431,534)	(298,803)	(1,764,416)	(978,259)
Corporate and other	(320,216)	(19,129)	(612,703)	(105,340)
Total consolidated (loss) income before income taxes	$(2,099,514)	$(320,860)	$(2,733,489)	$(1,029,051)

	January 31, 2016	April 30, 2015
Segment tangible assets:
Chinese medicine	$1,630,683	$2,285,114
Stevioside	8,336,282	9,800,456
Corporate and other	-	-
Total consolidated assets	$9,966,965	$12,085,570

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of January 31, 2016 and April 30, 2015, investment in real estate held for resale amounted to $305,242 and $331,306, respectively.

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the nine months ended January 31, 2016 and 2015, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the nine months ended January 31, 2016		For the nine months ended January 31, 2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd*	-	52.9%	-	31.6%
Qingdao Runde Biological Technology Co., Ltd	-		-	11.1%
Zhonghua (Qingdao) Industrial Co., Ltd.	-	-	-	17.8%
Beijin Haomiao Huifeng Technology Co., Ltd	10.7%	-	-	-
Guangdong Tengjun Veterinary Medicine Co., Ltd	10.3%	-	-	-
Total	21.0%	52.9%	-	60.5%

* Qufu Shengwang Import and Export Trade Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016

  (ii)    Vendor Concentrations

For the nine months ended January 31, 2016 and 2015, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the nine months ended January 31, 2016		For the nine months ended January 31, 2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Sishui Ruijin Pharmaceutical Co., Ltd	22.2%	-	-	-
Dongtai Yandun Stevia Corp.	-	14.8%	-	-
Zhucheng Haotian Pharmaceutical Co., Ltd	-	18.6%	-	-
Gansu Fanzhi Biology Techonology Co., Ltd	-	-	10.6%	-
Juiqian Shengwang Corp.	-	23.9%	-	-
Gansu Puhua Stevia Develop Co., Ltd	-	-	-	16.1%
Mingguang Xingshi Stevia Corp.	-	-	-	10.0%
Ganzhou Julong High Tech Co., Ltd	-	-	-	10.1%
Total	22.2%	57.3%	10.6%	36.2%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At January 31, 2016, we had $225,726 on deposit in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through January 31, 2016.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2016 through the filing date of this report and has determined that there are no items to disclose.

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

Recent Developments

We are planning to start buildings a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2015 and in the first nine months ended January 31, 2016, we have invested approximately $670,000 and $408,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

OnlySweet6¾4 is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  Based on our strategy to develop new products that contain our stevia products, we are evaluating our strategy for the sale and distribution of OnlySweet6¾4.

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

OUR PERFORMANCE

 Our total revenues totaled $3.8 million in the three months ended January 31, 2016, an decreased of 19.4% from the same period in 2015, and our gross margin decreased to 8.0% from 22.6% compared to the same period in 2015. Our sales revenues, excluding revenues from related party, decreased by 31.7% in the three months ended January 31, 2016 as compared to the same period in 2015. Revenues from related parties increased by 12.5% in the three months ended January 31, 2016 compared to the same period in 2015. Our operating expenses in the three months ended January 31, 2016 increased by 63.0% compared to the same period in 2015. Our net loss for the three months ended January 31, 2016 was approximately $2,099,000 as compared to $324,000 for the same period in 2015.

 Our revenues totaled $11.9 million during the nine months ended January 31, 2016, an decrease of 5.8% as compared with the same period in 2015 while our gross margin decreased to 13.7% from 19.7%. Our total operating expenses in the nine months ended January 31, 2016 increased by approximately $710,000 or 19.8% compared to the same period in 2015, primarily due to an increase of approximately $495,000 and $427,000, or 412.8% and 19,425.6% in research and development and loss on disposition of property and equipment, respectively, offset by a decrease of approximately $87,000 and $124,000, or 7.9% and 5.3% in selling expense and general and administrative expense, respectively. Our net loss for the nine months ended January 31, 2016 was approximately $2,739,000, an increase of $1,650,000 from the same period in 2015.

Our operating performance for the three and nine months ended January 31, 2016 was primarily driven by a decrease of 31.7% and 30.0%, respectively, in sales revenue excluding revenues from related party in our Stevioside segment, offset by a slightly higher revenue in our Chinese medicine segment, as compared to the same periods in 2015.

During the first three months ended January 31, 2016, the sales revenue of our stevia products in our Stevioside segment started to decrease for the first time from its consistent increase in the past several years, primarily due to a decreasing demand from the domestic market and the shift in our effort to focus more on developing sales in the international market. While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for fiscal 2016. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

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

-	A new stevia extraction line was finished in December 2015. This new line will add additional 500 metric tons to our current annual production capacity;

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2016 and 2015:

For the Three Months ended January 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$622,516	100.0%	$3,221,758	100.0%	$-	$3,844,274	100.0%
Cost of revenues	425,283	68.3%	3,113,443	96.6%	-	3,538,726	92.1%
Gross profit	197,233	31.7%	108,315	3.4%	-	305,548	8.0%
Loss on disposition of property and equipment	239,673	38.5%	167,133	5.2%	-	406,806	10.6%
Research and development expenses	-	-	571,574	17.7%	-	571,574	14.9%
Other operating expenses	304,733	49.0%	716,233	22.2%	320,216	1,341,182	34.9%
Other income (expense)	(591)	(0.1)%	(84,909)	(2.6)%	-	(85,500)	(2.2)%
Income (loss) before income taxes	$(347,764)	(55.9)%	$(1,431,534)	(44.4)%	$(320,216)	$(2,099,514)	(54.6)%

For the Three Months ended January 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$620,364	100.0%	$4,151,171	100.0%	$-	$4,771,535	100.0%
Cost of revenues	436,330	70.3%	3,257,691	78.5%	-	3,694,021	77.4%
Gross profit	184,034	29.7%	893,480	21.5%	-	1,077,514	22.6%
Loss on disposition of property and equipment	-	-	2,198	0.1%	-	2,198	0.1%
Research and development expenses	-	-	-	-	-	114,482	2.4%
Other operating expenses	192,421	31.0%	1,094,781	26.4%	19,129	1,306,331	27.4%
Other income	5,459	0.9%	19,178	0.5%	-	24,637	0.5%
Income (loss) before income taxes	$(2,928)	(0.5)%	$(298,803)	(7.2)%	$(19,129)	$(320,860)	(6.7)%

The following table summarizes our results from operations for the nine month periods ended January 31, 2016 and 2015.

For the Nine Months ended January 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,789,482	100.0%	$10,115,947	100.0%	$-	$11,905,429	100.0%
Cost of revenues	1,221,820	68.3%	9,053,561	89.5%	-	10,275,381	86.3%
Gross profit	567,662	31.7%	1,062,386	10.5%	-	1,630,048	13.7%
Loss on disposition of property and equipment	239,673	13.4%	189,499	1.9%	-	429,172	3.6%
Research and development expenses	-	-	614,465	6.1%	-	614,465	5.2%
Other operating expenses	684,258	38.2%	1,960,803	19.4%	612,703	3,257,764	27.4%
Other income (expenses)	(101)	-	(62,035)	(0.6)%	-	(62,136)	(0.5)%
Income (loss) before income taxes	$(356,370)	(19.9)%	$(1,765,416)	(17.5)%	$(612,703)	$(2,733,489)	(23.0)%

For the Nine Months ended January 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,719,425	100.0%	$10,915,949	100.0%	$-	$12,635,374	100.0%
Cost of revenues	1,206,989	70.2%	8,939,826	81.9%	-	10,146,815	80.3%
Gross profit	512,436	29.8%	1,976,123	18.1%	-	2,488,559	19.7%
Loss on disposition of property and equipment	-	-	2,198	-	-	2,198	-
Research and development expenses	-	-	119,827	1.1%	-	119,827	1.0%
Total operating expenses	459,701	26.7%	2,904,400	26.6%	105,340	3,469,441	27.5%
Other income	1,813	0.1%	72,043	0.7%	-	73,856	0.6%
Income (loss) before income taxes	$54,548	3.2%	$(978,259)	(9.0)%	$(105,340)	$(1,029,051)	(8.1)%

Revenues

Total consolidated revenues in the first three months ended January 31, 2016 decreased by approximately 19.4% as compared to the same period in 2015.  Stevioside revenues, which accounts for 83.8% and 87.0% of our total revenues in the first three months ended January 31, 2016 and 2015, respectively, decreased by approximately 22.4%, while Chinese medicine revenues increased by approximately $2,000 or 0.4%.

Within our Stevioside segment, revenues from sales to third parties decreased by 38.7%, while sales to the related party increased by 12.5% in the first three months ended January 31, 2016, as compared to the same period in 2015. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. During the first three months ended January 31, 2016, within our Stevioside segment, we produced 87 metric tons, an decrease of 10% as compared to 97 metric tons during the same period in 2015; however the average unit price of our stevia products has increased by 7.6%. We generated revenue from the new launched products including A3-99 and the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 21.1% and 33.3% of total Stevioside segment revenues in the three months ended January 31, 2016and 2015, respectively.

Total revenues in the first nine months ended January 31, 2016 decreased by approximately 5.8% as compared to the same period in 2015.  Stevioside revenues, which accounts for 85.0% and 86.4% of our total revenues in the first nine months ended January 31, 2016 and 2015, respectively, decreased by approximately 7.3%, and Chinese medicine revenues increased by approximately $70,000 or 4.1%. During the first nine months ended January 31, 2016, within our Stevioside segment, we also decreased our sales volume by approximately 49,000 tons, a 17.4% decrease; however the average unit price of our stevia products was increased by 12.8%, as compared to the same period in 2015 Stevioside revenues from sales to third parties decreased by 37.7% while sales to the related party increased by 63.9% in the first nine months ended January 31, 2016, as compared to the same period in 2015 primarily due a decreasing demand from the domestic market and the shift in our effort to focus more on developing sales in the international market.

We believe that the slightly decrease of sales in Chinese Medicine segment is primarily due to an oversupply of product in the market. The unit price remains stable in the first three and nine months ended January 31, 2016 as compared to the same period in 2015. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the first three months ended January 31, 2016 decreased by 4.2% as compared to the same period in 2015 Cost of revenues as a percentage of revenues increased from 77.4 % to 92.1%, comparing the same period in 2016 and 2015. Gross margin on Stevioside segment for the first three months ended January 31, 2016 was 3.4%, as compared to 21.5% for the same period of fiscal 2015. The lower gross margin for Stevioside was primarily due to the higher cost of raw materials during the period, as compared with the same period in 2015. Gross margin on Chinese Medicine was 31.7% in the first three months ended January 31, 2016, compared to the 29.7% in the same period in 2015. The slightly higher gross margin for Chinese Medicines was primarily due to the restructure of our product line to lower the cost of adopting of our high-efficiency product line. We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and improved. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for the first three months ended January 31, 2016 was 8.0%, as compared to 22.6% in the same period in 2015

The consolidated gross margin for the first nine months ended January 31, 2016 decreased to 13.7%, compared to 19.7% for the same period in 2015. Gross margin on Stevioside segment decreased during the first nine months ended January 31, 2016 to 10.5%, compared to 18.1% for the same period in 2015. The decrease was primarily due to the higher raw material costs during the period compared with the same period in 2015. The Chinese medicine gross margin increased to 31.7% in the first nine months ended January 31, 2016, compared to 29.8% for the same period in 2015, due to similar reasons discussed above.

Total Selling Expenses

In the first three months ended January 31, 2016, we had a decrease of approximately $39,000, or 8.8% in selling expenses, as compared to the same period in 2015 The decrease was primarily due to the approximately $72,000 decrease in advertising and promotion expenses, $17,000 decrease in office expenses, $16,000 decrease in marketing expense, $4,000 decrease in meal and entertainment expense, and offset by approximately $54,000 increase in shipping and freight, $9,000 increase in travel expense and $7,000 increase in China local sales taxes.

In the first nine months ended January 31, 2016, we had an decrease of approximately $87,000, or 7.9% in selling expenses, as compared to the same period in 2015. The decrease was primarily due to the approximately $53,000 decrease in office expense, $18,000 decrease in advertising and promotion expenses, $11,000 decrease in meals and entertainment expense, decrease of $8,000 in marketing expense and decrease of $18,000 in miscellaneous expense, offset by $12,000 increase in shipping and freight and $9,000 increased in China local sales taxes.

Total General and Administrative Expenses

Our general and administrative expenses for the first three months ended January 31, 2016 increased by approximately $74,000, or 8.5% from the same period in 2015. The increase was primarily due to an increase of approximately $204,000 stock-based employment compensation, an increase of approximately $97,000 in headquarter expense for professional consulting fees, an increase of approximately $49,000 in meal and entertainment expense, a $3,000 increase in property tax and other tax expenses, a $144,000 increase in office expense, and offset by a decrease of approximately $253,000 in depreciation and amortization expenses, $35,000 decrease in salaries and wages, $27,000 decrease in travel expense, $39,000 decrease in bad debt expense, and $69,000 decrease in miscellaneous expenses.

Total general and administrative expenses for the first nine months ended January 31, 2016 decreased by approximately $124,000, or 5.3% from the comparable period in 2015. The decrease was primarily due to increase of approximately $732,000 decrease in depreciation and amortization expenses, $31,000 decrease in salaries and wages, and $46,000 decrease in miscellaneous expenses, offset by $204,000 increase in stock-based employment compensation, $197,000 increase in headquarter expenses for professional consulting fees, $98,000 increase in accounting and auditing fees, $35,000 increase in property tax and other tax expenses, $95,000 increase in office expense and $56,000 increase in meal and entertainment expenses. The general and administrative expense as a percentage of revenue was 18.8% in the first nine months ended January 31, 2016 as compared to 18.7% in the same period in 2015.

Loss on Disposition of Property and Equipment

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in the first nine months ended January 31, 2016 and 2015, we determined that some of our equipment needed to be replaced or otherwise removed from service. As a result, we disposed of these assets and recorded a loss on disposal approximately of $407,000 and $429,000, as compared to $2,000 and $2,000 in the first three and nine months ended January 31, 2016 and 2015, respectively.

Research and Development Expense

For the three and nine months ended January 31, 2016, our research and development expenses amounted to approximately $572,000 and $614,000, as compared to $114,000 and $119,827 for the same period in 2015, respectively. The increase of $457,000 and $495,000 was primarily due to the fact that in the three and nine months ended January 31, 2016, respectively, we recorded the transfer of inventory to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the project named "development and research on new kinds of stevia for pharmaceutical use", this project is related to the grant we received during the third quarter of fiscal 2014 of approximately $1,059,867 (RMB7,000,000) and $166,551 (RMB1,100,000) during the second quarter of fiscal 2015.

Other Expenses

For the three months ended January 31, 2016, other expenses, net of income, amounted to approximately $86,000, an increase of $110,000 as compared to the other income of $25,000 for the three months ended January 31, 2015. The increase was primarily attributable to an increase in other expense of approximately $97,000 and offset by a decrease in interest expense in the amount of approximately $31,000, a decrease in grant income of $70,000 and a decrease interest expense - related party in the amount of approximately $26,000.

For the nine months ended January 31, 2016, other expenses, net of income, amounted to approximately $62,000, an increase of $136,000 as compared to the other income of $74,000 for the nine months ended January 31, 2015. The increase was primarily attributable to an increase in other expenses of approximately $114,000 and an increase in interest expense in the amount of approximately $24,000, offset by an increase in grant income of $42,000 and a decrease interest expense - related party in the amount of approximately $44,000.

Income tax expense

Income tax expense was approximately $70 and $5,000 for the first three and nine months ended January 31, 2016, respectively, as compared to $3,000 and $60,000 in the same periods in 2015. The decrease in income tax expense was attributable to the decrease in taxable income in PRC generated by our Stevioside operating entities.

Net Loss

Net loss in the three months ended January 31, 2016 was approximately $2.1 million, compared to $324,000 in the three months ended January 31, 2015. The increase was primarily due to decrease in revenues, hence decrease in gross profit while higher operating expenses mainly from general and administrative expenses and research and development expenses.

Net loss in the nine months ended January 31, 2016was approximately $2.7 million, compared to $1.1 million for the same period in 2015. The increase in net loss was primarily due to decrease in revenue while higher other expenses as discussed above.

Foreign currency translation adjustment

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $716,000 for the three months ended January 31, 2016, as compared to a foreign currency translation loss of $72,000 for the same period in 2015. We reported a foreign currency translation loss of $1,422,000 for the nine months ended January 31, 2016, as compared to a foreign currency translation gain of $26,000 for the same in 2015. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation loss, we had higher comprehensive loss for the first three months ended January 31, 2016 of $2.8 million, compared to $397,000 for the same in 2015. We had comprehensive loss for the nine months ended January 31, 2016 of $4.2 million, compared to $1.1 million for the nine months ended January 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2016, we had working capital of $3.9 million, including cash of $225,726, as compared to working capital of $3.6 million and cash of $241,967 at April 30, 2015. The approximate $16,000 decrease in our cash at January 31, 2016 from April 30, 2015 is primarily attributable to net cash used in purchase of property and equipment to improve our productivity with the increased inventor purchase during the nine months ended January 31, 2016. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $1,263,000 during the first nine months ended January 31, 2016. This decrease is primarily attributable to a decrease in accounts receivable - related party of $1.8 million during the first nine months ended January 31, 2016, offset by an increase in accounts receivable of $541,000 during the nine months ended January 31, 2016. The days for sales outstanding in accounts receivable for third party sales decreased to 13 days as of January 31, 2016, as compared to 43 days as of April 30, 2015. The days for sales outstanding in accounts receivable - related party decreased to 49 days as of January 31, 2016, as compared to 77 days as of April 30, 2015 while the revenue from the related party increased by 64%.

At January 31, 2016 inventories, net of reserve for obsolescence, totaled $5.3 million, is the same as of April 30, 2015.

Our accounts payable and accrued expenses were $6.5 million at January 31, 2016, an increase of approximately $941,000 from April 30, 2015. The increase is primarily due to in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $309,000 during the nine months ended January 31, 2016, as compared to net cash used in operating activities of $585,000 in the same period in 2015. The increase resulting from cash provided by operating activities was primarily due to $302,000 in the stock-based compensation for consulting service, $204,000 in the employees' stock-based compensation, depreciation and amortization expenses of approximately $1,441,000, loss on disposition of property and equipment of $429,000, $1,581,000 decrease in accounts receivable-related party and $1,497,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $2,739,000, $595,000 increase in accounts receivable and notes receivable, $1,037,000 increase in prepaid expense and other current assets, $443,000 increase in inventories and $286,000 decrease in deferred grant income.

Net cash used in operating activities was approximately $585,000 during the first nine months of fiscal 2015. The decrease resulting from cash used in operating activities was due primarily to a net loss of approximately $1,089,000, a decrease of $861,000 in accounts receivable and an increase of $1,575,000 in account payable and accrued expense offset by the depreciation and amortization expenses of approximately $1,734,000, an increase of $701,000 in accounts receivable from the sales to related party, an increase of $1,059,000 in prepaid expenses and other current assets, and a $1,702,000 increase in inventories.
NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $383,000 during the nine months ended January 31, 2016 due to a $383,000 capital expenditures for property and equipment.

Net cash used in investing activities amounted to $708,500 during the first nine months of fiscal 2015, primarily due to the purchase of property and equipment in fiscal 2015.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $76,000 in the nine months ended January 31, 2016, primarily due to repayments made to related party advances, net of proceed received from related party advances. During the nine months ended January 31, 2016, from time to time, we received advances from related parties totaling approximately $6,683,822 for working capital purposes and we also made repayments to related parties of approximately $6,607,343.

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

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2016.

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

	January 31, 2016	April 30, 2015
	(Unaudited)
China	$225,726	$241,845
United States	-	122
Total	$225,726	$241,967

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2016.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of January 31, 2016 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the most recent quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 16, 2016	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 16, 2016	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer