Form 10-K
period 2016-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2016-07-29
CIK 806592

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2016

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

Common stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ] No [X]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (-232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (- 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value on October 31, 2015 was $24,781,423.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 27, 2016 there were 199,632,803 shares of the registrant's common stock issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A - "Risk Factors" appearing later in this report:

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2015 is referred to as "fiscal 2015", the fiscal year ended April 30, 2016 is referred to as "fiscal 2016", and the coming fiscal year ending April 30, 2017 is referred to as "fiscal 2017."

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

During fiscal 2016 and 2015, our operations were organized into two operating segments related to our product lines:

-	Stevioside, and
-	Chinese medicines.

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal years 2016 and 2015, our Stevioside segment generated revenues of $15.6 million and $15.2 million, representing 87% and 87% of our total consolidated revenues, respectively.

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

The ongoing advocacy to eliminate the European Union's (EU) ban on the consumption of stevia was confirmed by the European Commission in November 2011. The European Stevia Research Center and the European Stevia Association are EU based organizations that focus on stevioside research and the elimination of the EU's ban on the consumption of stevioside.  These organizations have determined that stevia is safe for use in foods.  In addition, in June 2007, the Joint Expert Committee on Food Additives concluded that steviol glycoside showed no adverse affects and was stable for use in food and acidic beverages under normal conditions and in June 2008 extended its recommendation for acceptable daily intake of up to 4 mg per kg body weight per day.

In April 2010, at the request from the European Commission, the European Food Safety Authority's scientific Panel on additives known as the ANS Panel assessed the safety of steviol glycosides, sweeteners extracted from plant leaves, and established an acceptable daily intake for their safe use. This assessment is being considered by the European Commission in deciding whether or not to authorize the substances in the EU for their proposed use, particularly in sugar free or reduced energy foods such as certain flavored drinks, confectionery with no added sugar or energy reduced soups. The toxicological testing conducted by the ANS Panel showed that the stevia based substances are neither genotoxic nor carcinogenic, nor are they linked to any adverse effects on the human reproductive system or for the developing child. The ANS Panel set an acceptable daily intake of 4 mg per kg body weight per day for steviol glycosides, a level consistent with that already established by the Joint Expert Committee on Food Additives.

In July 2011, the EU Standing Committee on Food Chain and Animal Health announced that steviol glucoside derived from the stevia plant was safe for use in food ingredients throughout the 27 countries of the EU.  In November 2011, the European Commission formally authorized the use of steviol glucoside derived from the stevia plant as a non-caloric sweetener for EU-wide use.

On March 23, 2010, we received a "no objection letter" from the U.S. Food and Drug Administration ("FDA") regarding our request for FDA Generally Recognized As Safe (GRAS) status on five of our stevia extract products, including Rebaudioside A 98, Rebaudioside A 95, Rebaudioside A 80, Rebaudioside A 60, and Stevioside 90 Stevia Extracts. The FDA affirmed GRAS status confirms that these stevia extracts are considered safe for use as a general purpose sweetener in foods, excluding meat and poultry products. This affirmation was based on our conclusion which is supported by the extensive independent review of our production processes and the overall quality of these stevia products by a panel of qualified scientists.

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

In fiscal 2015, our stevia products have obtained certification of National Organic Program (NOP Certificate No: 50OGA1400229) and certification of non-genetically modified organisms ("Non-GMO") with the ID number of 52462. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients.

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

In March 2014, we entered an exclusively 5-year distribution agreement with Qingdao Dongfang Tongxiang International Trading Co., Ltd, and authorized them to use the trademark "OnlySweet" to sell the Company's Stevia products.

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor foreign trade companies. Our top 10 customers accounted for 61% of our sales in the Stevioside segment in fiscal 2016. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd., a related party, accounted for 48% and 40% respectively, of our stevioside sales in fiscal 2016 and fiscal 2015. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products.  We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

Manufacturing, Extraction and Packaging

We have been engaged in the continuous production of stevioside since 1998. We use a traditional extraction technology process known as "aqueous extraction" which involves the use of purified water extraction and air dehydration to produce stevioside. The extraction process for stevioside generally takes seven days. The plant leaves are first dried and then inspected to insure quality leaves are used in the extraction process. We then use a combined process involving a solid/liquid extraction procedure, followed by a liquid-purifying step that is traditionally used to extract the stevioside from the stevia leaves. This all natural method results in a pure white stevia crystal, with no brownish coloring. Once the extraction process has been completed, the final product is ready for packaging and shipment to our customers. We bulk package our stevioside in 10 kilogram packages, two per box.

In July 2008, our stevioside manufacturing facility located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province received a Certificate of Good Manufacturing Practices (GMP) from the PRC.

In early 2011, our stevia production facility operated by Qufu Shengren received ISO 22000 and ISO 9001:2008 integrated process and systems certifications, in addition to HACCP (Hazard Analysis and Critical Control Points) certification from SGS S.A. and its country head offices in UK and China for this facility. SGS is one of the world's leading inspection, verification, testing and certification companies.

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

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries. We generated $327,808 and $405,497 in revenue from producing over 3.3 metric tons and 3.9 metric tons of A3-99 in fiscal 2016 and 2015, respectively.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries. We generated $3,571,271 and $2,819,308 in revenue from producing over 69.9 metric tons and 37.2 metric tons of Enzyme treated stevia in fiscal 2015.

In fiscal 2015 and 2016, we have invested approximately one million dollars, including in fiscal 2016 and fiscal 2015 we have invested $402,000 and $670,000, respectively, to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment and a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,200 metric tons in manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

We set our production schedules based on the market demand and our capacity. Our total stevioside production capacity is approximately 1,200 metric tons annually which we believe is sufficient to meet demand.  In fiscal 2016, we manufactured approximately 576 metric tons of stevioside, an increase of 210 metric tons from the prior year, to better supply the market demand.

CHINESE MEDICINE SEGMENT

In our Chinese medicine segment, we manufacture and sell traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2016 and 2015, this segment generated revenues of $2.4 million and $2.3 million, representing 13% and 13% of our total consolidated revenues, respectively.

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

We manufactured and sold approximately 199 different extracts in fiscal 2016, compared to 236 different extracts in fiscal 2015. These extracts, can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers primarily located in China. In fiscal year 2016, we have no customer accounted for 10% or more of the Company's revenue. In fiscal year 2015, Beijing Haomiao Huifeng Pharmaceutical Co., Ltd, accounted for 10.2% of our Chinese medicine sales. We do not have contracts with our customers and sales are made under a purchase order arrangement. We deliver upon the acceptance of a purchase order with no deposit required. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

Sources and Availability of Raw Materials - Chinese Medicines

We purchase raw materials for our traditional Chinese medicine formula extracts on the open market at market prices. The prices of raw materials for Chinese medicines fell back to and steadily stay on the downward track since fiscal 2012 due to effective measures by Chinese governments to tame speculations on raw materials and the increase of market supply from harvest season.

In fiscal 2016, our top five suppliers represented approximately 54% of our purchases of raw materials used in our Chinese medicine segment. In fiscal 2015, our top five suppliers represented approximately 59% of our purchases of raw materials used in our Chinese medicine segment, including Shandong Heze Zhongshun Pharmaceutical Co., Ltd., Gansu Fanzhi Bio Tech Co., Ltd and Qufu Longheng Fuel Material Co., Ltd. respectively accounting for 11.6%, 13.1% and 16.4% of our total supply purchase.

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

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2016 and fiscal 2015 we spent approximately $836,000 and $254,000, respectively, on research and development.

In fiscal 2015 and 2016, we have invested approximately one million dollars, including in fiscal 2016 and in fiscal 2015 we have invested $402,000 and $670,000, respectively, to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,200 metric tons in manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

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

Chinese medicine.  The market in the PRC for traditional Chinese medicine extracts is extremely competitive. We believe there are more than 500 companies engaged in herb extraction in the PRC. Companies in many different industries, including pharmaceutical companies, chemical companies, health products companies, herb extraction companies, biological engineering companies and research and development institutions, are now engaged in herb extraction. Our major competitors include Anhui Xuancheng Baicao Plants Industry & Trade Co., Ltd., Sichuan Shifangkangyuan Medicine Materials Co., Ltd. and Lanzhou Lantai Bio-Engineering Tech Co., Ltd. Most products from these companies are exported to overseas markets. Competitive factors primarily include price and quality. We believe our ability to compete is related to our product quality and reputation in the market place. Globally, we believe we will be able to effectively compete against similar companies from other countries as a result of our lower labor costs and China's soil and growing conditions, which enable us to produce higher quality products.

INTELLECTUAL PROPERTY

Our success depends in part on our ability to protect our intellectual property which includes various raw materials purification technologies used in our products. We have received a trademark from the U.S. Patent and Trademark Office covering the trade name "OnlySweet", which we are using for the North American distribution of our stevia based tabletop sweetener product.

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

GOVERNMENT REGULATION

Our business and operations are primarily located in the PRC. We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection by the State Food and Drug Administration of China ("SFDA") with respect to the manufacturing and distribution of traditional Chinese medicine extracts and steviosides. In addition, we are licensed by the Shandong Provincial Government to manufacture stevioside. We believe we are in compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province. In addition, our operations must conform to general governmental regulations and rules for private (non-state owned) companies doing business in China.

The production, distribution and sale of our products in the United States is subject to various federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act ("FDCA"); the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

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

The FDCA generally regulates ingredients added to foods and requires that such ingredients making up a food product are themselves safe for their intended uses.  In this regard, when a company adds an ingredient to a food, the FDCA generally requires that the ingredient either be determined by the company to be generally regarded as safe by qualified experts or go through FDA's review and approval process as a food additive.

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

In September 2006, the Ministry of Commerce ("MOFCOM") promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in China. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, and the State Administration of Foreign Exchange ("SAFE").

Currency

 The value of the Renminbi ("RMB"), the main currency used in China, fluctuates and is affected by, among other things, changes in China's political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have generally been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets.

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

On June 30, 2008, Qufu Natural Green, agreed to acquire a 60% interest in Qufu Shengwang from Shandong Group for $7,016,200. This purchase price was based on 60% of the value of the net tangible assets of Qufu Shengwang as of April 30, 2008. Upon completion of the acquisition of Qufu Shengwang in June 2008, Shandong Group agreed to purchase 29,000,000 shares of our common stock at a price of $0.25 per share.

On September 2, 2008, Qufu Natural Green amended its June 30, 2008 acquisition agreement with Qufu Shengwang and Shandong Group. Under the terms of the amendment, Qufu Natural Green agreed to acquire Shandong Group's 60% interest in Qufu Shengwang for $6,200,413. The purchase price was based on 60% of the revised value of the net tangible assets of Qufu Shengwang of $10,334,022 as of April 30, 2008. The net tangible assets of Qufu Shengwang were reduced from $11,693,666 to $10,334,022 as a result of the application of generally accepted accounting principles ("U.S. GAAP") which require elimination of the difference between the fair market value and cost basis of the land use rights recorded by Qufu Shengwang upon completion of an audit of its financial statements as of April 30, 2008.

In addition, on September 2, 2008, we entered into an amendment to the June 30, 2008 stock sale and purchase agreement with Shandong Group to purchase 29,525,776 shares of the common Stock at $0.21 per share, representing approximately 34% of our issued and outstanding common stock. In addition, the amendment provided that in the event Qufu Shengwang did not earn a minimum of $5,000,000 in net income as determined in accordance with U.S. GAAP (the "Target Amount") over a period of 36 consecutive months beginning the first day of the month following the closing (the "Earnings Target Period"), then Shandong Group was obligated to return to us a number of shares of our common stock equal to an amount computed by multiplying (i) a fraction, the numerator of which was the Target Amount less the amount of Qufu Shengwang's net income earned over the Earnings Target Period and the denominator was the Target Amount; by 29,525,776, the number of shares purchase under the amendment. As set forth below, the provision for the possible return of shares to us was terminated in November 2008 a subsequent amendment to this amended agreement.

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

In addition, on November 18, 2008, we entered into a second amendment to the stock sale and purchase agreement to reduce the total number of shares of common stock to be purchased by Shandong Group from 29,525,776 shares to 19,175,480 shares at $0.21 per share. As a result of the second amendment, we cancelled 10,350,296 shares of our common stock issued to Shandong Group, reduced the amount due from Shandong Group by $2,173,562 reflecting the difference between the purchase price under the first amendment and the purchase price for the shares under the second amendment and eliminated the requirement for the earnings target amount provided for in the first amendment.  In satisfaction of this term, the purchase was completed by Shandong Group's delivery of the 60% interest in Qufu Shengwang. The 19,175,480 shares of common stock purchased by Shandong Group represented approximately 22% of the issued and outstanding shares of our common stock prior to completion of the transaction.

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

Pursuant to the terms of the securities purchase agreement, we converted our Sunwin Stevia International subsidiary into a limited liability company called Sunwin USA. In exchange for our contribution of Sunwin Stevia International0„30…3s capital, we received 5,500 membership units in Sunwin USA, representing a 55% interest after giving effect to the issuance of 4,500 membership units to WILD Flavors. In addition, WILD Flavors provided sales, marketing, logistics and supply chain management, product development and regulatory services to Sunwin USA over a period of two years beginning on February 5, 2009. We valued the services at $1,000,000 over the two year period.  WILD Flavors agreed to act as the sole manager of Sunwin USA and is responsible for all of its business and affairs. WILD Flavors has the right of first refusal to purchase additional membership units in Sunwin USA at $222.22 per unit to provide any additional capital required by Sunwin USA as mutually determined by us and WILD Flavors.

Under the terms of the securities purchase agreement, WILD Flavors had the option to exchange its 45% interest in Sunwin USA into 6,666,666 shares of our common stock at any time until December 31, 2010.  This exchange option expired unexercised. WILD Flavors is also entitled to a bonus option which would entitle it to receive the greater of:

-           6% of the issued and outstanding membership units of Sunwin USA or
-           the number of membership units of Sunwin USA necessary to increase WILD Flavor's ownership interest to 51% if Sunwin USA achieved cumulative pre-tax profits of $3,000,000 on or before December 31, 2011 computed in accordance with U.S. GAAP exclusive of the cost of product liability insurance.

The bonus option expired unexercised as the threshold profit criteria was not reached.

On February 5, 2009 as part of the transactions we entered into a distributorship agreement with WILD Flavors for the worldwide distribution of our stevioside products. The distributorship agreement is for an initial term of 60 months with automatic renewal terms of 12 successive 36 month renewal periods.

In July 2010 Qufu Natural Green sold its 100% ownership interest in Shengya Veterinary Medicine to Mr. Laiwang Zhang, our president and chairman of our board of directors.  Shengya Veterinary Medicine historically represented less than 20% of our total revenues and represented approximately 12% of our total revenues in fiscal 2010, compared to 16.7% in fiscal 2009.  Under the terms of the agreement, Mr. Zhang tendered to us for cancellation 7,818,545 shares of our common stock he owned, valued at $3,674,716, based on the closing stock price at July 31, 2010.  The carrying value of Shengya Veterinary Medicine's net assets totaled $4,906,747 at July 31, 2010 and we recognized a foreign currency translation gain of $1,243,481 that had previously been reflected in accumulated other comprehensive income.  As a result, we booked a gain on sale of subsidiary of $11,450 in fiscal 2011.

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

In April 2012 we changed our corporate name to Sunwin Stevia International, Inc.

In August 2012, the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name OnlySweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "OnlySweet Name Rights").

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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. At the end of fiscal year 2016, we have received the notice for termination from WILD and we are under negotiation for a new distribution agreement.

EMPLOYEES

As of July 21, 2016, we have 244 full time employees. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

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

We are dependent upon the services of Mr. Laiwang Zhang, our president and chairman of the board of directors, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. We do not have an employment agreement with Mr. Zhang. We also have done business with several companies which are affiliated with Mr. Zhang as described later in this report under "Certain Relationships and Related Party Transactions."  Although we have no reason to believe that Mr. Zhang would discontinue his services with us, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevia used to make stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our cost of sales as a percentage of revenues was 89% and 81% in fiscal 2016 and fiscal 2015, respectively, and we may experience significantly higher costs in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential raw material price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. In fiscal 2016 the loss from the foreign exchange transaction was approximately $1,083,000 and in fiscal 2015 the gain on the foreign exchange transaction was approximately $242,000. The recording of these non-cash gain and loss, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH STOCKHOLDERS MAY HAVE LESS PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

The Sarbanes-Oxley Act of 2002 and other federal legislation has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE MTK LLC or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, the adoption of a code of ethics and the adoption of a related persons transaction policy. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit committee or other independent committees of our board of directors as we presently do not have any independent directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors and our lack of independent directors, decisions concerning matters such as the terms of related party transactions, the amount of management fee paid to a related party, compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR ACCOUNTING PERSONNEL HAVE LIMITED EXPERIENCE WITH U.S. GAAP AND WE ARE DEPENDENT UPON THE SERVICES OF CDI TO ENSURE THAT OUR FINANCIAL STATEMENTS ARE PROPERLY PREPARED.

Although our Chief Financial Officer and members of our accounting staff have significant experience with the application of accounting principles and the relevant financial regulations applicable to enterprises established in the PRC, these individuals have limited experience in the application of U.S. GAAP. Since 2005, CD International Enterprises, Inc. ("CDI") has been providing various accounting and other corporate management services to us and we are materially dependent upon this firm to assist us in the preparation of our financial statements and reports we file with the Securities and Exchange Commission. If we were to lose the services of CDI, or any similar firm which we may engage in the future, our ability to prepare our financial statements in conformity with U.S. GAAP and to timely file our annual and quarterly reports with the Securities and Exchange Commission would be materially and adversely impacted.  If we are unable to properly and timely file these reports, our common stock would be removed from quotation on the OTC Bulletin Board and we could become subject to an enforcement action by the Securities and Exchange Commission.

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

Further, on August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of its capital contribution in foreign currency into RMB. The notice requires that the capital of a foreign-invested company settled in RMB converted from foreign currencies shall be used only for purposes within the business scope as approved by the authorities in charge of foreign investment or by other competent authorities and as registered with the Administration for Industries and Commerce and, unless set forth in the business scope or in other regulations, may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE's approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, including heavy fines. As a result, Circular 142 may significantly limit our ability to capitalize our PRC operations, which could adversely affect our ability to invest in or acquire any other PRC companies.

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

FLUCTUATIONS IN THE VALUE OF THE RMB MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently, the PRC has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.  Any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends payable on, our common stock in foreign currency terms. More specifically, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Consequently, appreciation or depreciation in the value of the RMB relative to the U.S. dollar could materially adversely affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

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

UNDER PRC LAWS, ARRANGEMENTS AND TRANSACTIONS AMONG RELATED PARTIES MAY BE SUBJECT TO A HIGH LEVEL OF SCRUTINY BY THE PRC TAX AUTHORITIES.

Under PRC laws, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Under the Regulation on the Implementation of the Enterprise Income Tax Law of the PRC, the "related party" means the enterprises, other organizations or individuals that have any of the following relations with an enterprise:

-	direct or indirect control relationship with respect to capital, management, sale or purchase, etc.;
-	directly or indirectly controlled by a common third-party;
-	any other relationship of interest.

We engage in a number of transactions with related parties.  If any of the transactions we enter into with related parties are found not to be on an arm's-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings would in all likelihood substantially increase our possible future taxes and thus reduce our net income in future periods.

WE FACE RISKS RELATED TO NATURAL DISASTERS AND HEALTH EPIDEMICS IN CHINA, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as "swine flu" occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government and certain regional governments within China have enacted regulations to address the H1N1 virus, which may have an effect on our business. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China, and could require the temporary closure of our facilities. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

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

In the past few years, there have been well-publicized accounting problems at several U.S.-listed Chinese companies that have resulted in significant drops in the trading prices of their shares and, in some cases, have led to the resignation of outside auditors, trading halts or share delistings by NASDAQ or the New York Stock Exchange, and investigations by the Division of Enforcement of the Securities and Exchange Commission. Many, but not all, of the companies involved in these scandals had entered the U.S. trading market through "reverse mergers" into publicly traded shells. The scandals have had a broad effect on Chinese companies with shares listed or quoted in the United States.  Past or future accounting scandals in other Chinese companies could have a material adverse effect on the market for shares of our common stock and the interest of investors in our company or generally in PRC companies.  In this event, the fluctuations in the market prices of our common stock could result in decreased liquidity and/or declining stock prices unrelated to our results of operation or business. In addition, as set forth in the risk factor immediately below, we do not have any audit committee financial experts on our Board of Directors and, accordingly, the risk of future errors in our financial statements is increased.

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC PINK TIER OF THE OTC MARKETS, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH WILL ADVERSELY AFFECT ITS LIQUIDITY.

Our common stock is currently quoted on the OTC Pink Tier of the OTC Markets. As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock could be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock", including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

A LARGE PORTION OF OUR OUTSTANDING COMMON SHARES ARE "RESTRICTED SECURITIES" AND FUTURE SALES OF THOSE SHARES BY OUR STOCKHOLDERS COULD ADVERSELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

At July 27, 2016 we had 199,632,803 shares of common stock outstanding, of which approximately 77,755,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, including our traditional Chinese medicine facilities which moved from 6 Youpeng Road of Qufu City to Shuyuan Economic Zone during fiscal 2016.

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

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet) for a total purchase price of RMB15,120,000 (approximately $2,336,000) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Board of Directors decided to award twenty apartment units, totaling 3,000 square meters (32,292 square feet) to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at fair market price of RMB3,448 (US$561) per square meter. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of April 30, 2016 and 2015, investment in real estate held for resale amounted to $311,467 and $331,306, respectively. On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as Qufu Jinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $776,507). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $467,388) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $309,119) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, and to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable for our operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink Tier of the OTC Markets under the symbol "SUWN". The following table sets forth the reported high and low closing prices for our common stock as reported on the OTC Markets for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2016
May 1, 2015 through July 31, 2015	$0.38	$0.19
August 1, 2015 through October 31, 2015	$0.28	$0.15
November 1, 2015 through January 31, 2016	$0.18	$0.11
February 1, 2016 through April 30, 2016	$0.21	$0.11

Fiscal 2015
May 1, 2014 through July 31, 2014	$0.25	$0.08
August 1, 2014 through October 31, 2014	$0.25	$0.12
November 1, 2014 through January 31, 2015	$0.17	$0.11
February 1, 2015 through April 30, 2015	$0.31	$0.10

On July 27, 2016, the last reported sale price of the common stock on OTC Markets was $0.12 per share. As of July 27, 2016 there were 751 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

RECENT SALES OF UNREGISTERED SECURITIES

None, other than as previously reported.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years 2016 and 2015 should be read in conjunction with the consolidated financial statements and footnotes,  and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During fiscal years 2016 and 2015, our operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese medicine.

Recent Developments

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries.

In March 2014, we entered an exclusively 5-year distribution agreement with Qingdao Dongfang Tongxiang International Trading Co., Ltd, and authorized them to use the trademark "OnlySweet" to sell our Stevia products.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries.

Our stevia products have obtained certification of National Organic Program (NOP Certificate No: 50OGA1400229) and certification of non-genetically modified organisms ("Non-GMO") with the ID number of 52462 in the year of 2014. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients.

In fiscal 2015 and 2016, we have invested approximately one million dollars, including in fiscal 2016 and fiscal 2015 we have invested $402,000 and $670,000, respectively to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside. Based on our strategy to develop new products in collaboration with Domino Sugar that contain our stevia products, we are evaluating our strategy for the sale and distribution of OnlySweet60†64.

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

Chinese medicine segment

In our Chinese medicine segment, we manufacture and sell approximately 199 different extracts, which can be divided into the following three general categories:

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

Our Performance

Our revenues totaled $18.0 million in fiscal 2016, an increase of 2.9% as compared with fiscal 2015, and our gross margin decreased slightly to 11.0% from 19.1% primarily due to the higher price of raw material and some of our stevia products sold for loss in order to increase our market exposure. Our total operating expenses in fiscal 2016 decreased by approximately $1.0 million or 12.2% compared to fiscal 2015 primarily due to the overall decrease in overheads, including a decrease of $1,501,000 or 32% in general and administrative expenses, offset by an increase of $582,000 or 229% in research and development expenses. Our net loss for fiscal 2016 was $4.8 million, compared to $4.5 million in fiscal 2015.

Our operating performance for fiscal 2016 was primarily driven by an increase of 2.8% in sales revenue from our stevia products in our Stevioside segment, including an increase in sales to related parties of 43%, offset by a decrease in sales to third party customers of approximately 24.0%.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for fiscal 2017. The increase of revenue in Stevioside segment is primarily due to an increasing demand from the developing domestic and international market. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

Our Chinese medicine revenues totaled $2.4 million in fiscal 2016, a slightly increased of 3.0% as compared with fiscal 2015 primarily due to the sales price increased in the market.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2017 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

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

-	A new stevia extraction line was finished in fiscal 2016. This new line will add additional 500 metric tons to our current annual production capacity;

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2016 and 2017. During fiscal 2016, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2017. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will continue to increase in fiscal 2017.

RESULTS OF OPERATIONS

The following table summarizes our results of operations in fiscal 2016 and fiscal 2015.  The percentages represent each line item as a percent of revenues:

For the Year Ended April 30, 2016
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,405,944	100.0%	$15,609,124	100.0%	$-	$18,015,068	100.0%
Cost of goods sold	1,692,631	70.4%	14,348,505	91.9%	-	16,041,136	89.0%
Gross profit	713,313	29.6%	1,260,619	8.1%	-	1,973,932	11.0%
Selling expenses	403,385	16.8%	924,418	5.9%		1,327,803	7.4%
General and administrative expenses	375,753	15.6%	1,799,722	11.5%	1,020,343	3,195,818	17.7%
Loss on disposition of property and equipment	360,901	15.0%	1,261,861	8.1%	-	1,622,762	9.0%
Research and development expenses	-	-%	836,168	5.4%	-	836,168	4.6%
Loss from operations	(426,726)	(17.7)%	(3,561,550)	(22.8)%	(1,020,343)	(5,008,619)	(27.8)%
Other (expenses) income	(5,651)	0.2%	222,667	1.4%	-	217,016	1.2%
Loss before income taxes	$(432,377)	(18.0)%	$(3,338,883)	(21.4)%	$(1,020,343)	$(4,791,603)	(26.6)%

For the Year Ended April 30, 2015
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,333,789	100.0%	$15,178,268	100.0%	$-	$17,512,057	100.0%
Cost of goods sold	1,683,773	72.1%	12,484,078	82.2%	-	14,167,851	80.9%
Gross profit	650,016	27.9%	2,694,190	17.8%	-	3,344,206	19.1%

Selling expenses	373,098	16.0%	980,498	6.4%	-	1,353,596	7.7%
General and administrative expenses	678,645	29.1%	3,912,121	25.8%	105,761	4,696,527	26.8%
Loss on disposition of property and equipment	-	-%	1,651,881	10.9%	-	1,651,881	9.4%
Research and development expenses	-	-%	253,966	1.7%	-	253,966	1.5%
Loss from operations	(401,727)	(17.2)%	(4,104,276)	(27.0)%	(105,761)	(4,611,764)	(26.3)%
Other income	8,419	0.4%	190,547	1.2%	-	198,966	1.0%
Loss before income taxes	$(393,308)	(16.8)%	$(3,913,729)	(25.8)%	$(105,761)	$(4,412,798)	(25.2)%

Revenues

Total revenues in fiscal 2016 increased by $503,000, or 2.9%, as compared to fiscal 2015. Stevioside revenues, which accounts for 86.6% and 86.7% of our total revenues in fiscal 2016 and fiscal 2015, respectively, slightly increased by 2.8%, and Chinese medicine revenues slightly increased by 3.1%.

Within our Stevioside segment, revenues from sales to third parties decreased by 24.0% and sales to the related party increased by 43.0% in fiscal 2016, as compared to fiscal 2015. We have been trying to develop our international market and increase the dependence of our sales to related parties. Since we do not have the authorization to export products from China, we outsourced our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. Also started March 2016, we outsourced our exporting business to Yi-Da Tong, which is a third party export agent. In addition, new launched products including A3-99 and enzyme treated stevia have been well accepted by the market especially in the U.S., where the adoption rate for stevia in the food and beverage has been slower than expected, we produced 576 metric tons of stevioside for fiscal 2016 as compared to 366 metric tons in fiscal 2015; however the average unit price of our stevia products has increased by 8.6%. We generated revenue from the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 24% and 16% in fiscal 2016 and 2015, respectively, of total Stevioside segment revenues. Additionally, we also continue to generate revenue from the sale of our new products that were developed in the prior year.

Our unit sale price fluctuated from month to month in fiscal 2016, which was mainly affected by the market environment; the average unit sale price is relatively stable compare to fiscal 2015. However, with the restructure of our product line, the sales of our low grade stevia products continues to change in fiscal 2016. Our new developed products generated more than 30% of total consolidated revenue, our enzyme treated products generated over $3.6 million in revenues with the gross profit rate of 27% and average unit price was $52 in fiscal 2016. We generated over $2.4 million enzyme treated products in revenues with the gross profit rate of 26% and their average unite price was $65 was in fiscal 2015. In fiscal 2016, some of our stevia products, such as A3-99, A3-98, A3-95, A3-80 and A3-60 were sold for loss.

 Within Chinese Medicine segment, the 3.1% increase in revenue was primarily due to the fact that more than 25% of total Chinese Medicine segment revenue was generated from sales of Astragalus powder and the unit price of this product increase of 8%, as compared to fiscal 2015. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

 Cost of revenues in fiscal 2016 increased by $1.9 million, or 13.2%, compared to fiscal 2015. The increase in cost of revenues was primarily due to the low quality of raw materials received, causing an increase in purchase quantity in order to produce the same grade of products in fiscal 2016. Gross margin on Stevioside segment for fiscal 2016 was 8.1%, as compared to 17.8% for fiscal 2015. The decrease in gross margins for Stevioside was primarily due to higher costs for the improvements in the efficiency of our production line and the increase of the quantity of raw material needed. Gross margin on Chinese Medicine was 29.7% in fiscal 2016, compared to 27.9% in fiscal 2015. The slightly higher gross margin for Chinese Medicines was primarily due to the restructure of our product line to lower the cost of adopting of our high-efficiency product line. We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and improved.  Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for fiscal 2016 was 11.0%, as compared to 19.1% in fiscal 2015.

Total Selling Expenses

We had a decrease of approximately $26,000 in selling expenses. The decrease was primarily due to the approximately $226,000 decrease in advertising expenses, $39,000 decrease in salary and wage expenses, $48,000 decrease in office expenses, $34,000 decrease in shipping and freight, offset by the increase of approximately $215,000 in promotions and marketing,   $19,000 increase in commission expense, $18,000 increase in travel expense and the increase of approximately $69,000 in miscellaneous selling expenses in fiscal 2016.

Total General and Administrative Expenses

Our general and administrative expenses for fiscal 2016 decreased by $1,501,000, or 32.0% from fiscal 2015.  The decrease was primarily due to a decrease of approximately $1,173,000 in non-cash employees' compensation / bonus related to the apartment complex units awarded to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company, a decreases of approximately $1,077,000 in depreciation and amortization expenses, a decreases of $74,000 in repairs and maintenance, a decreases of $30,000 in rent expenses, offset by an increase of approximately $396,000 in consulting service fee, an increase of $112,000 in product testing fee, an increase of $60,000 in salaries and wages, an increase of $179,000 in property tax and other taxes, an increase of $82,000 in meals and entertainment and $24,000 in miscellaneous expenses.

Loss on Disposition of Property and Equipment

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in fiscal 2016 and fiscal 2015, we determined that some of our equipment needed to be replaced or otherwise removed from service. As a result, we disposed of these assets and recorded a loss on disposal of approximately of $1.6 million and $1.7 million in fiscal 2016 and 2015, respectively.

Research and Development Expenses

For the fiscal year ended April 30, 2016, our research and development expensed amounted to approximately $836,000 as compared to $254,000 for the fiscal year ended April 30, 2015. The increase of approximately $582,000 was primarily due to the increase in spendings for third party technical consulting fees in fiscal 2016.

Other Income (Expense)

For the fiscal year ended April 30, 2016, other income, net of expense, amounted to approximately $217,000, an increase of $18,000 as compared to $199,000 for the fiscal year ended April 30, 2015. The increase was primarily attributable to a decrease in interest expense - related party in the amount of approximately $131,000, an increase in other income of approximately $170,000, offset by a decrease in grant income of $236,000 and an increase in the net amount of interest expense from third parry of $47,000.

 Net Loss

Net loss in fiscal 2016 was $4.8 million, compared to $4.5 million in fiscal 2015. The increase was primarily due to higher cost of revenue from our Stevioside segment and higher research and development expenses, which off set by reduction in general and administrative expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At April 30, 2016, we had working capital of $3.5 million, including cash of $0.9 million, as compared to working capital of $3.6 million and cash of $0.2 million at April 30, 2015. The approximate $658,000 increase in our cash at April 30, 2016 from April 30, 2015 is primarily attributable to net cash provided by operating activities of approximately $49,000, cash used in investing activities of approximately $402,000 and cash provided by financing activities of approximately $1,039,000 during fiscal 2016. We are working to increase sales and decrease the inventory on hands to shorten the inventory turnover days and account receivable turnover days. We believe that our existing cash and cash equivalents, internally generated funds, working capital from our related parties and bank loans will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $1.3 million during fiscal 2016 as a result of the increase in accounts receivable from the third parties as of April 30, 2016. The days for sales outstanding in accounts receivable increased to 103 days as of April 30, 2016, as compared to 77 days as of April 30, 2015. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from related parties, increased by approximately $1.4 million during fiscal 2016 as a result of a large sales received from the third party customers at the end of our fiscal year 2016. The days for sales outstanding in accounts receivable for third party sales increased to 54 days as of April 30, 2016, as compared to 43 days as of April 30, 2015, primarily due to not able to timely collect the growing accounts receivable from both related parties and the third parties.

At April 30, 2016 inventories, net of reserve for obsolescence, totaled $4.5 million, as compared to $5.3 million as of April 30, 2015. The decrease is primarily due to the Company's impairment and write-offs of certain inventory at the end of fiscal 2016.

Our accounts payable and accrued expenses were $6.9 million at April 30, 2016, an increase of approximately $3.1 million from April 30, 2015 balance of $3.8 million. The increase was primarily due to an increase in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at April 30, 2016 and 2015 totaled approximately $2,263,000 and $1,715,000, respectively.  These loans payable consisted of short-term loans from multiple non-related individuals, which bearing annual interest rates range from 10% to 12%.  The maturity dates of the loans payable at April 30, 2016 range from Ocotober 5, 2016 to March 10, 2017.  During fiscal year 2016, the Company repaid approximately $647,000 of April 30, 2015's loans payable and renewed approximately $1,068,000 for one year term.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $49,000 in fiscal 2016, as compared to net cash used in operating activities of $880,000 in fiscal 2015, which was primarily due to a net loss of $4.8 million adjusted and offset by non-cash items such as loss on disposition of property and equipment of $1.6 million, non-cash employee's compensation of $511,000, non-cash consultant's service fee of $403,000, depreciation expense and amortization of intangible assets and land use right of $1.4 million. The increase in net cash from operating activities was also primarily due to an increase of approximately $3.2 million in accounts payable and accrued expenses, a decrease of approximately $454,000 in inventories and an increase of approximately $110,000 in tax payable, which offset by an increases of approximately $1.7 million in accounts receivable and accounts receivable - related party, an increase of approximately $1.0 million in prepaid expenses and other current assets, and a decrease in deferred grant income of approximately $284,000.

Net cash used in operating activities was approximately $880,000 in fiscal 2015, as compared to net cash provided by operating activities of $1.3 million in fiscal 2014, which was primarily due to a net loss of $4.5 million adjusted and offset by non-cash items such as loss on disposition of property and equipment of $1.7 million, non-cash employee's compensation / bonus related to the twenty units of apartment awarded to the certain employees of $1.7 million, depreciation expense and amortization of intangible assets and land use right of $2.4 million. The decrease in net cash from operating activities was also primarily due to increases in accounts receivable - related party and inventories, and decrease in deferred revenue of approximately $2.8 million, $2.0 million and $340,000, respectively, offset by a decrease of approximate $1.3 million in accounts receivable and notes receivable, an increase of approximately $1.0 million in accounts payable and accrued expenses, and a decrease in prepaid expenses and other current assets of $529,000.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $402,000 in fiscal 2016, as compared to $360,000 in fiscal 2015. In fiscal 2016, we spent approximately $402,000 in purchases of property and equipment.

Net cash used in investing activities amounted to $360,000 in fiscal 2015, as compared to $808,000 in fiscal 2014. In fiscal 2015, we spent approximately $360,000 in purchases of property and equipment.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $1,039,000 in fiscal 2016, primarily due to proceeds from multiple non-related individual short-term loans of $1.3 million and advances received from related parties of approximately $8.6 million, which offset by repayment of short-term loans of $662,000 and repayment of related party advances of approximately $8.2 million.

Net cash provided by financing activities amounted to approximately $281,000 in fiscal 2015, primarily due to an increase in proceeds from non-related individual short-term loans of approximately $501,000 and an increase in advances due to related parties of approximately $906,000, which offset by repayment of short term loan of approximately $814,000 and repayment of related party advances of approximately $311,000.

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2016.

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

	April 30, 2016	April 30, 2015
China	$900,071	$241,845
United States	-	122
Total	$900,071	$241,967

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accepted accounting principles generally accepted in the U.S. ("U.S. GAAP").

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

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Exchange Act, our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of April 30, 2016.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. During our assessment of the effectiveness of internal control over financial reporting as of April 30, 2016, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2016.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2016. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management's report in its annual report.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

        NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	54	President and Chairman
Dongdong Lin	42	Chief Executive Officer, Secretary and Director
Fanjun Wu	42	Chief Financial Officer
Chengxiang Yan	48	Director and General Manager of Qufu Natural Green

Laiwang Zhang. Mr. Zhang has served as our President and Chairman since April 30, 2004 and he has served as Chairman of Qufu Natural Green since January 2003. Mr. Zhang also serves as Chairman of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines, since April 2000. In 1996, Mr. Zhang founded Shandong Group, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products. Since April 1996, he has been General Manager of this company. From April 1992 to April 1996 Mr. Zhang served as Manager of our subsidiary Shengya Veterinary Medicine. From 1984 to 1992, Mr. Zhang served as President of Shandong Qufu Amylum Plant, a company that manufactures amylum. Mr. Zhang graduated from Shandong Technical University in 1984 with a Master's Degree in Engineering.

Dongdong Lin. Ms. Lin has served as our Chief Executive Officer, Secretary and a member of our Board of Directors since February 2005. Ms. Lin served as Manager of the Technology Information Department of Pharmaceutical Corporation, a company engaged in the sale and distribution of Chinese herb medicines, from January 2003 to December 2004. Ms. Lin joined Shandong Group in 1996, serving as a supervisor from April 1998 to April 2000, and Manager of the Department of Export and Import from April 2000 to December 2002. Ms. Lin holds a Bachelor's Degree in Technology English from Haerbin Industry University and a Master's Degree in Economics from the China Academy of Social Science.

Fanjun Wu. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by Qufu Natural Green, serving as Director of Finance from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, Ms. Wu was a Director of Finance for our subsidiary Shengya Veterinary Medicine, which was owned by Shandong Group prior to our acquisition in 2004. Ms. Wu graduated from Qufu Industrial College in 1995 with the Bachelor's Degree in Accounting.

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

Liawang Zhang.  Mr. Zhang has over 16 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 20 years of operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 20 years of marketing experience in our industry and an advanced degree in farming.

Stockholders Agreement - Election of Directors

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

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2016 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2016, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2016.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

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

The following table summarizes all compensation recorded by us in fiscal 2016 for:

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

All compensation was paid in RMB and the amounts below reflect the conversion to U.S. dollar, rounded to the nearest whole dollar, based upon an exchange rate of RMB 6.35 to $1.00. For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Laiwang Zhang (1)	2016	$9,859	$-	-	-	-	-	-	$9,859
	2015	$13,613	$-	-	-	-	-	-	$13,613
Dongdong Lin (2)(3)	2016	$9,045	$-	-	-	-	-	-	$9,045
	2015	$11,202	$84,206	-	-	-	-	-	$95,408

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.
(3)
Ms. Lin received an apartment unit with the total area of 150 square meters (1,615 square feet) in Qufu, China, valued at $84,206, as part of our bonus compensation awarded to certain management personnel for contribution made to the Company during fiscal year 2015.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2016:

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

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2016 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On July 27, 2016 we had 199,632,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 27, 2016 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang	3,457,154	1.7%
Dongdong Lin	4,984,108	2.5%
Fanjun Wu	1,732,052	0.8%
Chengxiang Yan	-	-%
All officers and directors as a group (four persons)	10,173,314	5.0%

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2016.

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

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements as of April 30, 2016 and which have occurred through the date of this report:

From time to time we sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman. In fiscal 2016 and 2015, sales to this related party were $8,698,333 and $6,081,939, respectively.  On April 30, 2016 and 2015, related party accounts receivable due us from this related party was $3,632,876 and $3,761,758, respectively.

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. In fiscal years 2016 and 2015, we received advances from related parties for working capital totaled $8,559,771 and $905,738 respectively, and we repaid to related parties a total of $8,184,835 and $311,334, respectively. In fiscal years 2016 and 2015, interest expense related to due to related parties amounted to $158,631 and $289,693, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical., Co., Ltd. (“Pharmaceutical Corporation”), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two loans with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $788,825 (RMB 4,800,000) and $1,314,708 (RMB 8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 7.65% per annum. The other advances bear no interest and are payable on demand, including the working capital we borrowed from Mr. Laiwang Zhang. On April 30, 2016, the balance we owed Qufu Shengwang Import and Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. of $366,875 and $910,373, respectively. On April 30, 2015, the balance we owed Qufu Shengwang Import and Export Co., Ltd., Shandong Shengwang Pharmaceutical Co., Ltd. and Mr. Laiwang Zhang of $346,622, $496,816 and $115,037, respectively, for working capital purpose.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP served as our independent registered public accounting firm for fiscal 2016 and fiscal 2015. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2016 and fiscal 2015.

	2016	2015
Audit Fees	$90,000	$90,000
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$90,000	$90,000

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

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

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

Sunwin Stevia International, Inc.

July 28, 2016	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

July 28, 2016	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Director	July 28, 2016
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (principal executive officer)	July 28, 2016
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	July 28, 2016
Fanjun Wu

/s/ Chengxiang Yan	Director	July 28, 2016
Chengxiang Yan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 3
Consolidated Statements of Operations and Comprehensive Loss	F - 4
Consolidated Statement of Changes in Stockholders' Equity	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 7 to F - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Sunwin Stevia International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. (the "Company") as of April 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and generated a significant accumulated deficit. These raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
July 28, 2016

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$900,071	$241,967
Accounts receivable, net of allowance for doubtful accounts of $1,202,610 and $1,207,075, respectively	2,099,503	678,456
Accounts receivable - related party	3,632, 876	3,761,758
Inventories, net	4,526,580	5,288,409
Prepaid expenses and other current assets	2,787,371	467,054

Total Current Assets	13,946,401	10,437,644

Investment in real estate held for resale	311,467	331,306
Property and equipment, net	9,154,077	12,085,570
Intangible assets, net	433,565	758,740
Land use rights, net	2,032,693	2,222,061
Other long-term asset	2,092,778	168,060

Total Assets	$27,970,981	$26,003,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,860,826	$3,812,138
Loans payable	2,263,387	1,714,873
Deferred grant income	-	295,809
Due to related parties	1,277,248	958,475

Total Current Liabilities	10,401,461	6,781,295

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 173,882,803 shares issued and outstanding as of April 30, 2016 and 2015, respectively	199,633	173,883
Additional paid-in capital	37,681,279	33,479,529
Accumulated deficit	(25,214,532)	(20,417,666)
Accumulated other comprehensive income	4,903,140	5,986,340

Total Stockholders' Equity	17,569,520	19,222,086

Total Liabilities and Stockholders' Equity	$27,970,981	$26,003,381

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended April 30,
	2016	2015
Revenues	$9,316,735	$11,430,118
Revenues - related party	8,698,333	6,081,939
Total revenues	18,015,068	17,512,057
Cost of revenues	16,041,136	14,167,851
Gross profit	1,973,932	3,344,206

Operating expenses:
Selling expenses	1,327,803	1,353,596
General and administrative expenses	3,195,818	4,696,527
Loss on disposition of property and equipment	1,622,762	1,651,881
Research and development expenses	836,168	253,966
Total operating expenses, net	6,982,551	7,955,970
Loss from operations	(5,008,619)	(4,611,764)

Other income (expenses):
Other income (expenses)	215,556	45,984
Grant income	283,505	519,185
Interest income	983	2,572
Interest expense - related party	(158,631)	(289,693)
Interest expense	(124,397)	(79,082)
Total other income	217,016	198,966

Loss before income taxes	(4,791,603)	(4,412,798)
Provision for income taxes	5,263	109,341
Net loss	$(4,796,866)	$(4,522,139)

Comprehensive loss:
Net loss	$(4,796,866)	$(4,522,139)
Foreign currency translation adjustment	(1,083,200)	242,520
Total comprehensive loss	$(5,880,066)	$(4,279,619)

Net loss per common share:
Net loss per share - basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding - basic and diluted	182, 066,546	173,882,803

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2016 and 2015

	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, April 30, 2014	173,882,803	$173,883	$33,479,529	$(15,895,527)	$5,743,820	$23,501,705
Net loss for the period	-	-	-	(4,522,139)	-	(4,522,139)
Foreign currency translation adjustment	-	-	-	-	242,520	242,520

Balance, April 30, 2015	173,882,803	$173,883	$33,479,529	$(20,417,666)	$5,986,340	$19,222,086
Common stock issued for services	1,750,000	1,750	400,750			402,500
Common stock issued for future services	1,000,000	1,000	144,000			145,000
Common stock issued for employees' compensation	23,000,000	23,000	3,657,000			3,680,000
Net loss for the period	-	-		(4,796,866)		(4,796,866)
Foreign currency translation adjustment	-	-			(1,083,200)	(1,083,200)
Balance, April 30, 2016	199,632,803	$199,633	$37,681,279	$(25,214,532)	$4,903,140	$17,569,520

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,796,866)	$(4,522,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	994,648	2,032,240
Amortization of intangible assets	325,175	325,175
Amortization of land use right	55,619	57,494
Loss on disposition of property and equipment	1,622,762	1,651,881
Allowance for doubtful accounts	101,485	111,876
Recovery of bad debts reserves	-	(62,755)
Common stock issued for services	402,500	-
Non - cash employees' compensation / bonus	511,111	1,684,122
Gain from transferred of investment in real estate held for resale as employees' compensation / bonus	-	(42,989)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(1,563,159)	1,334,060
Accounts receivable - related party	(98,258)	(2,770,733)
Inventories	453,800	(1,976,823)
Prepaid expenses and other current assets	(1,024,337)	529,068
Accounts payable and accrued expenses	3,230,458	1,035,458
Deferred grant income	(283,505)	(340,094)
Taxes payable	109,734	73,752
Other long-term asset	7,875	-
NET CASH PROVIDED BY (USED IN) PROVIDED BY OPERATING ACTIVITIES	49,042	(880,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(402,180)	(359,758)

NET CASH USED IN INVESTING ACTIVITIES	(402,180)	(359,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	1,326,172	500,643
Repayment of short term loan	(662,299)	(814,054)
Advance due from related parties	8,559,771	905,738
Repayment of related party advances	(8,184,835)	(311,334)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,038,809	280,993

EFFECT OF EXCHANGE RATE ON CASH	(27,567)	5,576
NET INCREASE (DECREASE) IN CASH	658,104	(953,596)
Cash at the beginning of year	241,967	1,195,563
Cash at the end of year	$900,071	$241,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$5,263	$24,781
Cash paid for interest	$176,167	$284,940

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$-	$310,611

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

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

For the fiscal years 2016 and 2015, our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines, and subsidiaries included in continuing operations consisted of the following:

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
YEARS ENDED APRIL 30, 2016 AND 2015

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

On August 8, 2012, we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012.  On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by China Direct Investment, Inc. ("CDI"), our corporate management services third party provider, and reimbursed by us to CDI through the issuance of our common shares as part of the terms of the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles ("U.S. GAAP") which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for OnlySweet.

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
YEARS ENDED APRIL 30, 2016 AND 2015

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of April 30, 2016, we held $900,071, of our cash and cash equivalents with commercial banking institutions in the PRC, and $0 with banks in the United States. In the PRC, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through April 30, 2016.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. On April 30, 2016 and 2015, the allowance for doubtful accounts was $1,202,610 and $1,207,075, respectively. During the year ended April 30, 2016, the Company has no recovered of old accounts receivable, which had been reserved for in prior years.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. On April 30, 2016 and 2015, the Company recorded a reserve for obsolete or slow-moving inventories of $107,658 and $608,186, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from three to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Accounting Standards Codification ("ASC"), 360-10-35-17 of the Financial Accounting Standards Board (FASB), we examine the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $1,622,762 and $1,651,881 as of April 30, 2016 and 2015, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on April 30, 2016 and April 30, 2015 amounted to $254,759 and $43,046, respectively, consisted primarily of VAT taxes.

REVENUE RECOGNITION

Pursuant to the guidance of ASC Topic 605, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2016	2015
Numerator:
Net loss	$(4,796,866)	$(4,522,139)
Numerator for basic EPS, loss applicable to common stockholders	$(4,796,866)	$(4,522,139)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	182,066,546	173,882,803
Effect of dilutive securities:
Warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	182,066,546	173,882,803
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.03)	$(0.03)

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
YEARS ENDED APRIL 30, 2016 AND 2015

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

As of April 30, 2016	RMB 6.47 to $1.00
As of April 30, 2015	RMB 6.09 to $1.00
Year ended April 30, 2016	RMB 6.35 to $1.00
Year ended April 30, 2015	RMB 6.14 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for fiscal year 2016 and 2015 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. On April 30, 2016, we had $900,071 cash held in PRC bank accounts, which is not insured. We have not experienced any losses in such accounts through April 30, 2016.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $836,168 and $253,966 for fiscal years 2016 and 2015, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $260,630 and $294,868 for fiscal years 2016 and 2015, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2016 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2016, the Company has incurred a net loss of approximately $4.8 million. The Company also has accumulated deficit of $25.2 million and its cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company's ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and raise additional capital. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amount or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meterd (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of April 30, 2016 and 2015, investment in real estate held for resale amounted to $311,467 and $331,306, respectively. The remaining apartments have been sold to a third party subsequent to April 30, 2016, see Note 17.

NOTE 3 - INVENTORIES

On April 30, 2016 and 2015, inventories consisted of the following:

	April 30, 2016	April 30, 2015

Raw materials	$2,287,572	$2,582,593
Work in process	1,221,115	344,742
Finished goods	1,125,551	2,969,260
	4,634,238	5,896,595
Less: reserve for obsolete inventory	(107,658)	(608,186)
	$4,526,580	$5,288,409

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 4 - PROPERTY AND EQUIPMENT

On April 30, 2016 and 2015, property and equipment consisted of the following:

	Estimated Life	April 30, 2016	April 30, 2015

Office equipment	3-7 Years	$39,800	$66,194
Auto and trucks	5-10 Years	492,620	949,097
Manufacturing equipment	10-20 Years	5,240,451	7,415,898
Buildings	20 Years	8,667,889	10,172,060
Construction in process		583,954	536,365
		15,024,714	19,139,614
Less: accumulated depreciation		(5,870,637)	(7,054,044)
		$9,154,077	$12,085,570

For fiscal years 2016 and 2015, depreciation expense totaled $994,648 and $2,032,240, of which $679,115 and $606,865 was included in cost of revenues, respectively, and of which $315,533 and $1,425,375 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name OnlySweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "OnlySweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012.  The intangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of OnlySweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For fiscal years 2016 and 2015, amortization expense amounted to $325,175 and $325,175, respectively.

Intangible assets consisted of the following:

	Estimated Life	April 30, 2016	April 30, 2015

OnlySweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,192,309)	(867,134)
Intangible assets, net		$433,565	$758,740

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 6- LAND USE RIGHT

Land use right consisted of the following:

	Estimated Life	April 30, 2016	April 30, 2015

Land use right	45 Years	$2,455,519	$2,613,787
Less: accumulated amortization		(422,826)	(391,726)
		$2,032,693	$2,222,061

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For fiscal years 2016 and 2015, amortization expense related to land use rights amounted to $55,619 and $57,494, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

For fiscal years 2016 and 2015, we recorded revenue - related party of $8,698,333 and $6,081,939, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. On April 30, 2016 and 2015, we had $3,632,876 and $3,761,758 in accounts receivable - related party, respectively, due from Qufu Shengwang Import and Export Corporation.

Due to (from) related parties

        From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. In fiscal years 2016 and 2015, we received advances from related parties for working capital totaled $8,559,771 and $905,738 respectively, and we repaid to related parties a total of $8,184,835 and $311,334, respectively. In fiscal years 2016 and 2015, interest expense related to due to related parties amounted to $158,631 and $289,693, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical., Co., Ltd. (“Pharmaceutical Corporation”), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two loans with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $788,825 (RMB 4,800,000) and $1,314,708 (RMB 8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 7.65% per annum. The other advances bear no interest and are payable on demand, including the working capital we borrowed from Mr. Laiwang Zhang. On April 30, 2016, the balance we owed Qufu Shengwang Import and Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. of $366,875 and $910,373, respectively. On April 30, 2015, the balance we owed Qufu Shengwang Import and Export Co., Ltd., Shandong Shengwang Pharmaceutical Co., Ltd. and Mr. Laiwang Zhang of $346,622, $496,816 and $115,037, respectively, for working capital purpose.

For fiscal years 2016 and 2015, due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Laiwang Zhang	Total
Balance due to related parties, April 30, 2014	$248,873	$106,308	$-	$355,181
Working capital advances from related parties	444,079	346,622	115,037	905,738
Repayments	(197,206)	(114,128)	-	(311,334)
Effect of foreign currency exchange	1,070	7,820	-	8,890
Balance due to related parties, April 30, 2015	$496,816	$346,622	$115,037	$958,475
Working capital advances from related parties	2,450,644	2,450,644	75,705	8,559,771
Repayments	(2,427,493)	(2,427,493)	(192,076)	(8,184,835)
Effect of foreign currency exchange	(54,599)	(2,898)	1,334	(56,163)
Balance due to related parties, April 30, 2016	$910,373	$366,875	$-	$1,277,248

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on April 30, 2016 and 2015 totaled $2,787,371 and $467,054, respectively. As of April 30, 2016, prepaid expenses and other current assets includes $1,220,523 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,371,667 prepayment for employees' stock-based compensation, and $195,181 for business related employees' advances. As of April 30, 2015, prepaid expenses and other current assets includes $155,796 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $311,258 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $511,111 as stock-based compensation expenses during fiscal year 2016. We also have recoded the remaining balance of the stock-based compensation of $3,168,889 as prepaid compensation, of which $1,226,667 included in prepaid expenses and other current assets and $1,942,222 included in the other long-term asset in the accompanying consolidated balance sheet at April 30, 2016.

On April 25, 2016, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as a prepaid payment of the consulting service fee, valued at $145,000, which included in the prepaid expenses and other current assets in the accompanying consolidated balance at April 30, 2016. We will amortize this prepaid consulting service fee through fiscal 2017 over twelve months.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we originally expected to receive the refund during fiscal year 2014. We received a total refund of $460,195 and $442,691 as of April 30, 2016 and 2015 and the remaining balance of $150,556 and $168,060 has been classified to other long-term asset at April 30, 2016 and 2015, respectively.

NOTE 9 - GRANT INCOME

During the third quarter of fiscal 2014 and second quarter of fiscal 2015, we received grant funding of $1,146,921 (RMB7,000,000) and $179,092 (RMB1,100,000), respectively, in exchange for commitments made by us to the local government of Qufu city to provide research and development for the planting of stevia plants, for the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand. The grant approved by local government totaled RMB10,000,000 of which we received RMB 8,100,000 and the grant term is for three years, from January 1, 2013 through December 31, 2015. The Company will pay 10% of this total grant to Shandong Chinese Medicine University for the collaboration with Professor Jingzhen Tian on the related research and development project and a research report is to be submitted to the local government by the end of December 2016 in order to pass inspection and examination for the completion of this commitment. Deferred grant income is being amortized as an increase to other income over a 3-year period using the straight line method over the grant term. At April 30, 2016 and 2015, the balance of deferred grant income is $0 and $295,809, respectively. For the years ended April 30, 2016 and 2015, grant income amounted to $283,505 and $519,185 in the accompanying consolidated statements of operations and comprehensive loss, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of April 30, 2016 and 2015:

Account	April 30, 2016	April 30, 2015

Accounts payable	$4,869,026	$2,000,329
Advanced from customers	10,042	58,434
Accrued salary payable	105,131	192,444
Tax payable	254,615	156,336
Deferred revenue	71,604	-
Other payable*	1,550,408	1,404,595
Total accounts payable and accrued expenses	$6,860,826	$3,812,138

* On April 30, 2016, other payables consists of commission payable of $67,683; general liability, worker's compensation, and medical insurance payable of $439,706; accrued R&D payable of $78,794; consulting fee payable of $248,748, union and education fees payable of $297,728 and other miscellaneous payables of $417,749. On April 30, 2015, other payables consists of commission payable of $75,260; general liability, worker's compensation, and medical insurance payable of $204,488; accrued R&D payable of $83,813; consulting fee payable of $82,169, union and education fees payable of $305,081 and other miscellaneous payables of $653,785. At April 30, 2016 and 2015, advances from multiple individual lenders of 2,263,387 and $1,714,873 have been classified to short-term loans, respectively.

NOTE 11 -LOAN PAYABLE

Loans payable consisted of short-term loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. At April 30, 2016 and 2015, short-term loans consisted of the following:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

	April 30, 2016	April 30, 2015

Loans from multiple non-related individuals, for the term of three months, with monthly interest rate of 2% obtained during January 30, 2015 through February 5, 2015, which was repaid on maturity dates	$-	$505,341
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2015 with annual interest rate of 12% at October 6, 2014, which was repaid on maturity date	-	18,077
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2016 with annual interest rate of 10% at October 6, 2015	23,175	-
Loan from Weidong Cai, an employee of Qufu Shengren, due on September 22, 2015 with annual interest rate of 12% at September 23, 2014, which was repaid on maturity date	-	123,255
Loan from Weidong Cai, an employee of Qufu Shengren, due on September 21, 2016 with annual interest rate of 10% at September 22, 2015	129,778	-
Loan from Jianjun Yan, non-related individual, due on October 6, 2015 with annual interest rate of 10% at October 7, 2014, which renewed on October 7, 2015	1,004,232	1,068,200
Multiple loans from Jianjun Yan, non-related individual, due from October 5, 2016 through April 9, 2017, with annual interest rate of 10%, which were obtained during October 6, 2015 through April 10, 2016	892,995	-
Loan from Junzhen Zhang, non-related individual, due on October 5, 2016, with annual interest rate of 10% at October 6, 2015	23,175	-
Loan from Jian Chen, non-related individual, due on January 26, 2017, with annual interest rate of 10% at January 27, 2016	112,783	-
Loan from Qing Kong, non-related individual, due on March 6, 2017, with annual interest rate of 10% at March 7, 2016	61,799	-
Loan from Guihai Chen, non-related individual, due on March 10, 2017, with annual interest rate of 10% at March 11, 2016	15,450	-
Total	$2,263,387	$1,714,873

        For the fiscal years ended April 30, 2016 and 2015, interest expense related to short-term loans amounted to $124,397   and $79,082, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 12 - INCOME TAXES

We account for income taxes under ASC 740, "Expenses - Income Taxes". ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Our subsidiaries in the PRC are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, our PRC subsidiaries are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2016	2015
U.S. Operations	$(1,345,518)	$(430,936)
Chinese Operations	(3,446,085)	(3,981,862)
Total	$(4,791,603)	$(4,412,798)

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2016	2015
Income tax benefit at federal statutory rate	$(1,629,145)	$(1,500,351)
State income taxes, net of federal benefit	(191,664)	(176,512)
Permanent differences	-	36,608
U.S. tax rate in excess of foreign tax rate	-	(56,858)
Valuation allowances	1,826,072	1,806,454
Tax provision	$5,263	$109,341

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $9,300,000 at April 30, 2016 expiring through the tax year 2035, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a PRC NOL for our Chinese operations as of April 30, 2016 of approximately $19,079,000, that expires in 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2016 and 2015 are as follows:

	Fiscal Years Ended April 30,
	2016	2015
Deferred tax assets from NOL carry forwards	$8,304,000	$7,800,000
Total deferred tax asset	8,304,000	7,800,000
Valuation allowance	(8,304,000)	(7,800,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 13 - STOCKHOLDERS' EQUITY

Common stock

At April 30, 2016 and 2015, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 and 173,882,803 shares issued and outstanding on April 30, 2016 and 2015, respectively.

On May 6, 2015, we issued a total of 1,000,000 shares of our common stock to Dr. Yuejian (James) Wang for consulting services, valued at $252,500, for one year term of service agreement during fiscal 2016. We amortized this consulting service fee through fiscal 2016 over twelve months and recorded $252,500 as stock-based compensation expense during fiscal 2016.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

On August 11, 2015, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement, we issued a total of 750,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services provided or to be provided from May 1, 2015 through April 30, 2016. On August 11, 2015 and January 14, 2016, we issued 500,000 and 250,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as payment of the consulting service fee, valued at $100,000 and $50,000, respectively. We amortized this consulting service fee through fiscal 2016 over twelve months and recorded $150,000 as stock-based compensation expense during fiscal 2016.

On December 1, 2015, we entered into three years employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $511,111 as stock-based compensation expenses during fiscal 2016. We also have recoded the remaining balance of the stock-based compensation of $3,168,889 as prepaid compensation, of $1,226,667 included in prepaid expenses and other current assets and $1,942,222 included in the other long-term asset in the accompanying condensed consolidated balance sheet as of April 30, 2016.

On April 25, 2016, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as prepaid payment of the consulting service fee, valued at $145,000, which included in the prepaid expenses and other current assets in the accompanying consolidated balance at April 30, 2016. We will amortize this prepaid consulting service fee through fiscal 2017 over twelve months.

 NOTE 14 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for fiscal 2016 and 2015; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Financial information with respect to these reportable business segments for the fiscal years 2016 and 2015 is as follows:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

	Fiscal Years Ended April 30,
	2016	2015
Revenues:
Chinese medicine - third party	$2,405,944	$2,333,789
Chinese medicine - related party	-	-
Total Chinese medicine	2,405,944	2,333,789

Stevioside - third party	6,910,791	9,096,329
Stevioside - related party	8,698,333	6,081,939
Total Stevioside	15,609,124	15,178,268
Total segment and consolidated revenues	$18,015,068	$17,512,057

Interest expense:
Chinese medicine	$-	$-
Stevioside	(283,028)	(368,775)
Corporate and other	-	-
Total segment and consolidated interest expense	$(283,028)	$(368,775)

Depreciation and amortization:
Chinese medicine	$373,370	$531,343
Stevioside	676,897	1,558,391
Corporate and other	325,175	325,175
Total segment and consolidated depreciation and amortization	$1,375,442	$2,414,909

Loss before income taxes:
Chinese medicine	$432,377	$393,308
Stevioside	3,338,883	3,913,729
Corporate and other	1,020,343	105,761
Total consolidated loss before income taxes	$4,791,603	$4,412,798

	April 30, 2016	April 30, 2015
Segment tangible assets:
Chinese medicine	$1,614,531	$2,285,114
Stevioside	7,539,546	9,800,456
Corporate and other		-
Total consolidated assets	$9,154,077	$12,085,570

NOTE 15 -COMMITMENTS AND CONTINGENCIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, including our traditional Chinese medicine facilities which moved from 6 Youpeng Road of Qufu City to Shuyuan Economic Zone during fiscal year 2015.

In October 2002 Qufu Natural Green entered into a lease agreement with Shangwang Pharmaceutical Corporation, an affiliate, which covers approximately 54,000 square-foot facility used in our traditional Chinese medicine business. The lease expired on October 1, 2012, after that, Shangwang Pharmaceutical Corporation allows Qufu Natural Green to use the facility for free until further agreement was reached. In fiscal 2015, Qufu Natural Green did not enter into any new agreements with Pharmaceutical Corporation and has moved its traditional Chinese medicine facilities to our existing location in Shuyuan Economic Zone after payment of $30,120 as a lump sum rent compensation for the additional usage of the facility prior to moving out to Shengwang Pharmaceutical Corporation.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price") , at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units within one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015. As of April 30, 2016 and 2015, investment in real estate held for resale amounted to $311,467 and $331,306, respectively.  The remaining apartments have been sold to a third party subsequent to April 30, 2016, see Note 17.

NOTE 16 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For fiscal years 2016 and 2015, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales For Fiscal Years,
	2016		2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Co., Ltd (1)	-	48.3%	-	40.1%
China Chemical (Qingdao) Industries, Co., Ltd	-	-	-	12.7%
Beijing Haomiao Huifeng Pharmaceutical Co., Ltd	-	-	10.2%	-
Total	-	48.3%	10.2%	52.8%

(1)	Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.

 (ii)    Vendor Concentrations

For fiscal years 2016 and 2015, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases For Fiscal Years,
	2016		2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Shandong Heze Zhongshun Pharmaceutical Co., Ltd	-	-	11.6%	-
Qufu Longheng Fuel Materials Co., Ltd	-	-	16.4%	-
Gansu Fanzhi Bio Tech Co., Ltd	-	-	13.1%	-
Gansu Puhua Stevioside Development Co., Ltd	-		-	20.8%
Qingdao Runhao Stevioside High-tech Co., Ltd	-		-	18.0%
Juiquan Shengwang Agricultural Cooperatives	-	23.4%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	21.7%	-	-
Total	-	45.1%	41.1%	38.8%

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2016 AND 2015

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equvalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in the United States and the PRC. At April 30, 2016, we had $900,071 of cash held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2016.

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

NOTE 17 - SUBSEQUENT EVENTS

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as Qufu Jinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $776,507). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $467,388) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $309,119) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016. See Note 2 and Note 15.