Form 10-Q
period 2016-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2016-09-13
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 12, 2016, there were199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JULY 31, 2015

i

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2016, as filed with the Securities and Exchange Commission:

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2017 is referred to as "fiscal 2017" and the year ended April 30, 2016 is referred to as "fiscal 2016".  Also, the three month period ended July 31, 2016 is our first quarter and is referred to as the "first quarter of fiscal 2017". Likewise, the three month period ended July 31, 2015 is referred to as the "first quarter of fiscal 2016".

When used in this report, the terms:
-	"Sunwin", "we", "us" and the "Company" refers to Sunwin Stevia International, Inc., a Nevada corporation formerly known as SunwinNeutraceuticals International, Inc., and our subsidiaries;
-	"Sunwin Tech" refers to our wholly owned subsidiary Sunwin Tech Group, Inc., a Florida corporation;
-	"Qufu Natural Green" refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;
-
"Sunwin Stevia International" refers to our wholly owned subsidiary Sunwin Stevia International Corp., a Florida corporation, which was converted to Sunwin USA, LLC a Delaware limited liability company in May 2009;

-	"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company, 100% owned subsidiary;
-	"QufuShengwang" refers to QufuShengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in QufuShengwang; and
-	"QufuShengren" refers to QufuShengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

We also use the following terms when referring to certain related parties:
-
"Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang,  Chairman and a principal shareholder of our company;

"QufuShengwang Import and Export" refers to QufuShengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and
-	"Shandong Group" refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang.

 The information which appears on our website at www.sunwininternational.com is not part of this report.

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174,912	$900,071
Accounts receivable, net of allowance for doubtful accounts of $1,347,009 and $1,202,610, respectively	2,194,915	2,099,503
Accounts receivable - related party	3,277,616	3,632, 876
Inventories, net	5,692,671	4,526,580
Prepaid expenses and other current assets	3,015,322	2,787,371
Total Current Assets	14,355,436	13,946,401

Investment in real estate held for resale	-	311,467
Property and equipment, net	9,047,224	9,154,077
Intangible assets, net	352,272	433,565
Land use rights, net	1,966,530	2,032,693
Other long-term asset	1,782,249	2,092,778
Total Assets	$27,503,711	$27,970,981

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,364,740	$6,860,826
Loans payable	2,265,560	2,263,387
Due to related parties	510,529	1,277,248
Total Current Liabilities	11,140,829	10,401,461

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of July 31, 2016and April 30, 2016, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(26,047,699)	(25,214,532)
Accumulated other comprehensive income	4,529,669	4,903,140
Total Stockholders' Equity	16,362,882	17,569,520
Total Liabilities and Stockholders' Equity	$27,503,711	$27,970,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended July 31,
	2016	2015
Revenues	$2,874,779	$1,902,677
Revenues - related party	1,513,738	3,075,656
Total revenues	4,388,517	4,978,333
Cost of revenues	3,764,523	4,193,436
Gross profit	623,994	784,897

Operating expenses:
Selling expenses	414,150	318,714
General and administrative expenses	981,778	725,119
Research and development expenses	39,059	11,542

Total operating expenses, net	1,434,987	1,055,375

Loss from operations	(810,993)	(270,478)

Other income (expenses):
Other income	59,160	4,160
Grant income	-	110,865
Interest income	268	489
Interest expense - related party	(25,645)	(41,466)
Interest expense	(55,957)	(37,379)

Total other income (expenses)	(22,174)	36,669

Loss before income taxes	(833,167)	(233,809)

Provision for income taxes	-	1,036

Net loss	$(833,167)	$(234,845)

Comprehensive loss:
Net loss	$(833,167)	$(234,845)
Foreign currency translation adjustment	(373,471)	(355,541)
Total comprehensive loss	$(1,206,638)	$(590,386)

Net loss per common share:
Net loss per share - basic and diluted	$(0.005)	$(0.001)
Weighted average common shares outstanding - basic and diluted	182,066,546	174,687,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833,167)	$(234,845)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	324,049	386,484
Amortization of intangible assets	81,293	81,293
Amortization of land use right	13,382	14,492
Stock issued for services	36,250	100,625
Stock issued for employees' compensation	306,668	-
Allowance for doubtful accounts	176,448	33,959
Loss from sales of real estate investment held for resale	2,425	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(311,352)	(452,433)
Accounts receivable - related party	263,908	325,520
Inventories	(1,291,021)	405,724
Prepaid expenses and other current assets	(316,399)	(318,334)
Accounts payable and accrued expenses	1,648,293	681,395
Deferred grant income	-	(110,865)
Taxes payable	(127,724)	(1,580)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(26,947)	911,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(299,181)	(4,478)
Proceeds from disposal of real estate investment	303,149	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,968	(4,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	60,630	-
Repayment of short term loans	-	(365,443)
Advance due from related parties	1,200,657	2,175,574
Repayment of related party advances	(1,945,238)	(2,579,703)
NET CASH USED IN FINANCING ACTIVITIES	(683,951)	(769,572)

EFFECT OF EXCHANGE RATE ON CASH	(18,229)	(142,210)

NET (DECREASE) INCREASE IN CASH	(725,159)	279,595

Cash at the beginning of period	900,071	241,967

Cash at the end of period	$174,912	$521,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$1,036
Cash paid for interest	$25,645	$78,845

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$168,651	$98,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

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

Our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines., and subsidiaries included in continuing operations consisted of the following:

-   Qufu Natural Green Engineering Co., Ltd. ( "Qufu Natural Green"), a wholly owned by Sunwin Stevia International;
-   QufuShengren Pharmaceutical Co., Ltd. ("QufuShengren"), a wholly owned by Qufu Natural Green;
-   QufuShengwang Stevia Biology and Science Co., Ltd. ("QufuShengwang"), a wholly owned by Qufu Natural Green;
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

QufuShengwang

In fiscal 2009, Qufu Natural Green acquired a 60% interest in QufuShengwang from its shareholder, Shandong Group, for $4,026,851. The purchase price represented 60% of the value of the net tangible assets of QufuShengwang as of April 30, 2008. Shandong Group is owned by Laiwang Zhang, our President and Chairman of the Board of Directors.  QufuShengwang manufactures and sells stevia -based fertilizers and feed additives.

On September 30, 2011, Qufu Natural Green purchased the 40% equity interest in QufuShengwang owned by our Korean partner, Korea Stevia Company, Limited, for $626,125 in cash, and as a result of this repurchase transaction we now own 100% equity interest in all of the net assets of our subsidiary QufuShengwang.

On July 1, 2012, QufuShengwang entered the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. ("Hegeng"), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of QufuShengwang. The bio-bacterial fertilizers will be distributed under QufuShengwang's name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we plan to use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in last quarter of fiscal 2014.

QufuShengren

In fiscal 2009, Qufu Natural Green acquired QufuShengren for $3,097,242. The purchase price was equal to the value of the assets of QufuShengren as determined by an independent asset appraisal in accordance with asset appraisal principles in the PRC. Prior to being acquired by us, QufuShengren was engaged in the production and distribution of bulk drugs and pharmaceuticals.  Subsequent to the acquisition, QufuShengren produces and distributes steviosides with a full range of grades from rebaudioside-A 10 to 99.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

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
JULY 31, 2016

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2016 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2016 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2016 contained herein has been derived from the audited consolidated financial statements as of April 30, 2016, but do not include all disclosures required by the U.S. GAAP.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-                                            Qufu Natural Green;
-                                            QufuShengren;
-                                            QufuShengwang;
-                                            Sunwin Tech; and
-                                            Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the three months ended July 31, 2016, the Company had a net loss of approximately $833,000 and net cash used in operations of approximately $27,000. At July 31, 2016, we had working capital of $3.2 million, including cash of $0.2 million. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2016, we held $174,462 of our cash and cash equivalents with commercial banking institutions in the PRC, and $450 with banks in the United States. As of April 30, 2016, we held $900,071 of our cash and cash equivalents with commercial banking institution in PRC, and $0 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through July 31, 2016.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. On July 31, 2016 and April 30, 2016, the allowance for doubtful accounts was $1,347,009 and $1,202,610, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At July 31, 2016 and April 30, 2016, the Company recorded a reserve for obsolete or slow-moving inventories of $104,898 and $107,658, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a disposition loss of $0 and $1,622,762 at July 31, 2016 and April 30, 2016, respectively.

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
JULY 31, 2016

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on July 31, 2016 and April 30, 2016 amounted to $121,378 and $254,759, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

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

	For Three Months Ended July 31,
	2016	2015
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(833,167)	$(234,845)
Numerator for basic EPS, loss applicable to common stock holders	$(833,167)	$(234,845)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	182,066,546	174,687,151
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	182,066,546	174,687,151
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.005)	$(0.001)

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

As of July 31, 2016	RMB 6.64to $1.00
As of April 30, 2016	RMB 6.47to $1.00

Three months ended July 31, 2016	RMB 6.60to $1.00
Three months ended July 31, 2015	RMB 6.09to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2016 and 2015 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2016, we had $174,462 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through July 31, 2016.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $39,059 and $11,542 for the three months ended July 31, 2016 and 2015, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $83,667and $41,690 for the three months ended July 31, 2016 and 2015, respectively.

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
JULY 31, 2016

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

In April 2016, the FASB issued ASU 2016- 10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with QufuJinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015.

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as QufuJinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $766,438). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $461,327) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $305,111) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016. The Company has incurred a loss from sales of these remaining ten apartments of RMB16,000 (approximately $2,425) during the three month ended July 31, 2016. As of July 31, 2016 and April 30, 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

NOTE 4 - INVENTORIES

At July 31, 2016 and April 30, 2016, inventories consisted of the following:

	July 31, 2016	April 30, 2016
	(unaudited)
Raw materials	$2,759,604	$2,287,572
Work in process	944,706	1,221,115
Finished goods	2,093,259	1,125,551
	5,797,569	4,634,238
Less: reserve for obsolete inventory	(104,898)	(107,658)
	$5,692,671	$4,526,580

NOTE 5 - PROPERTY AND EQUIPMENT

At July 31, 2016 and April 30, 2016, property and equipment consisted of the following:

	Estimated Life	July 31, 2016	April 30, 2016
		(unaudited)
Office equipment	1-10 Years	$44,761	$39,800
Auto and trucks	3-10 Years	498,159	492,620
Manufacturing equipment	2-20 Years	5,105,932	5,240,451
Buildings	5-30 Years	8,435,733	8,667,889
Construction in process		1,004,559	583,954
		15,089,144	15,024,714
Less: accumulated depreciation		(6,041,920)	(5,870,637)
		$9,047,224	$9,154,077

For the three months ended July 31, 2016 and 2015, depreciation expense totaled $324,049 and $386,484, of which $252,239 and $281,871 was included in cost of revenues, respectively, and of which $71,810 and $104,613was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

     On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the three months ended July 31, 2016 and 2015, amortization expense amounted to $81,293 and $81,293, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

Intangible assets consisted of the following:

	Estimated Life	July 31, 2016	April 30, 2016
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,273,602)	(1,192,309)
Intangible assets, net		$352,272	$433,565

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	July 31, 2016	April 30, 2016
		(unaudited)
Land use right	45 Years	$2,391,803	$2,455,519
Less: accumulated amortization		(425,273)	(422,826)
		$1,966,530	$2,032,693

 In conjunction with our acquisition of QufuShengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended July 31, 2016 and 2015, amortization expense related to land use rights amounted to $13,382 and $14,492, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

On July 31, 2016 and April 30, 2016, we reported $3,277,616 and $3,632,876 in accounts receivable - related party, respectively, related to sales of products to QufuShengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended July 31, 2016 and 2015, we had revenue - related party of $1,513,738 and $3,075,656, respectively, from QufuShengwang Import and Export Corporation,

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the three months ended July 31, 2016 and 2015, we received advances from related parties for working capital totaled $1,200,657 and $2,175,574, respectively, and we repaid to related parties a total of $1,945,238 and $2,579,703, respectively. In the three months ended July 31, 2016 and 2015, interest expense related to due to related parties amounted to $25,645 and $41,466, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB8,000,000) from ShangdongShengwang Pharmaceutical., Co., Ltd. (060„67306¥7300”70Pharmaceutical Corporation060„67306¥7306¥98), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two loans with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $788,825 (RMB4,800,000) and $1,314,708 (RMB8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 7.65% per annum. On May 4, 2016, we have repaid one of these two loans, RMB4,800,000 with its accrued interests. The other advances bear no interest and are payable on demand. On July 31, 2016, the balance we owed QufuShengwang Import Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. of $324,560 and $185,969, respectively. On April 30, 2016, the balance we owed QufuShengwang Import and Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. of $366,875 and $910,373, respectively. On July 31, 2016 and April 30, 2016, due to (from) related party activities consisted of the following:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Total
Balance due to related parties, April 30, 2016	$910,373	$366,875	$1,277,248
Working capital advances from related parties	914,048	286,609	1,200,657
Repayments	(1,628,425)	(316,813)	(1,945,238)
Effect of foreign currency exchange	(10,027)	(12,111)	(22,138)
Balance due to related parties, July 31, 2016	$185,969	$324,560	$510,529

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on July 31, 2016 and April 30, 2016 totaled $3,015,322 and $2,787,371, respectively. As of July 31, 2016, prepaid expenses and other current assets includes $1,593,300 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation and $195,354 for business related employees' advances. As of April 30, 2016, prepaid expenses and other current assets includes $1,220,523 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,371,667 prepayment for employees' stock-based compensation, and $195,181 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $306,667 and $511,111 as stock-based compensation expenses during the first quarter of fiscal year 2017 and fiscal year 2016, respectively. We also have recorded the remaining balance of the stock-based compensation of $2,862,222 as prepaid compensation, of which $1,226,668 included in prepaid expenses and other current assets and $1,635,554 included in the other long-term asset in the accompanying consolidated balance sheet at July 31, 2016.

On April 25, 2016, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as a prepaid payment of the consulting service fee, valued at $145,000, which included in the prepaid expenses and other current assets in the accompanying consolidated balance at April 30, 2016. We will amortize this prepaid consulting service fee through fiscal 2017 over twelve months. We have recorded $36,250 as stock-based compensation expense during the first quarter of fiscal 2017 and the balance of prepaid expense is $108,750 as of July 31, 2016.

During the third quarter of fiscal 2013, QufuShengwang paid Qufu Public Auction Center $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we originally expected to receive the refund during fiscal year 2014. We received a total refund of $464,056 as of July 31, 2016 and the remaining balance of $146,695 and $150,556 has been classified to other long-term asset at July 31, 2016 and April 30, 2016, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of July 31, 2016 and April 30, 2016:

Account	July 31, 2016	April 30, 2016
	(unaudited)
Accounts payable	$6,167,932	$4,869,026
Advanced from customers	220,129	10,042
Accrued salary payable	162,962	105,131
Tax payable	121,237	254,615
Deferred revenue	147,988	71,604
Other payable*	1,544,492	1,550,408
Total accounts payable and accrued expenses	$8,364,740	$6,860,826

On July 31, 2016, other payables consists of commission payable of $65,947, general liability, worker's compensation, and medical insurance payable of $438,320; union and education fees payable of $291,060, consulting fee of $266,666, interest payables for short-term loans of $145,699, advanced from the employees of $219,053 and other miscellaneous payables of $117,747. On April 30, 2016, other payables consists of commission payable of $67,683; general liability, worker's compensation, and medical insurance payable of $439,706; accrued R&D payable of $78,794; consulting fee payable of $248,748, union and education fees payable of $297,728, interest payables for short-term loans of $72,731, advanced from the employees of $131,282 and other miscellaneous payables of $213,736.

NOTE 11 -LOAN PAYABLE

Loans payable consisted of short-term loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. At July 31, 2016 and April 30, 2016, short-term loans consisted of the following:

	July 31, 2016	April 30, 2016
	(unaudited)
Loan from Min Wu, an employee of QufuShengren, due on October 5, 2016 with annual interest rate of 10% at October 6, 2015	$22,580	$23,175
Loan from WeidongCai, an employee of QufuShengren, due on September 21, 2016 with annual interest rate of 10% at September 22, 2015	126,450	129,778
Loan from Jianjun Yan, non-related individual, due on October 6, 2015 with annual interest rate of 10% at October 7, 2014, which renewed on October 7, 2015	978,480	1,004,232
Multiple loans from Jianjun Yan, non-related individual, due from October 5, 2016 through April 9, 2017, with annual interest rate of 10%, which were obtained during October 6, 2015 through April 10, 2016	870,096	892,995
Multiple loans from Jianjun Yan, non-related individual, due from June 19, 2017 through July 11, 2017, with annual interest rate of 10%, which were obtained during June 20, 2016 through July 12, 2016	60,215	-
Loan from Junzhen Zhang, non-related individual, due on October 5, 2016, with annual interest rate of 10% at October 6, 2015	22,580	23,175
Loan from Jian Chen, non-related individual, due on January 26, 2017, with annual interest rate of 10% at January 27, 2016	109,891	112,783
Loan from Qing Kong, non-related individual, due on March 6, 2017, with annual interest rate of 10% at March 7, 2016	60,214	61,799
Loan from Guihai Chen, non-related individual, due on March 10, 2017, with annual interest rate of 10% at March 11, 2016	15,054	15,450
Total	$2,265,560	$2,263,387

For the three months ended July 31, 2016 and 2015, interest expense related to short-term loans amounted to $55,957 and $37,379, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At July 31, 2016 and April 30, 2016, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 and 199,632,803 shares issued and outstanding at July 31, 2016 and April 30, 2016, respectively.

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

On December 1, 2015, we entered into three years employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $306,667 and $511,111 as stock-based compensation expenses during the first quarter of fiscal year 2017 and fiscal year 2016, respectively. We also have recoded the remaining balance of the stock-based compensation of $2,862,222 as prepaid compensation, of $1,226,667 included in prepaid expenses and other current assets and $1,635,555 included in the other long-term asset in the accompanying condensed consolidated balance sheet as of July 31, 2016.

On April 25, 2016, we entered into an one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as prepaid payment of the consulting service fee, valued at $145,000, which included in the prepaid expenses and other current assets in the accompanying consolidated balance at April 30, 2016. We will amortize this prepaid consulting service fee through fiscal 2017 over twelve months.We have recorded $36,250 as stock-based compensation expense during the first quarter of fiscal 2017 and the balance of prepaid expense is $108,750 as of July 31, 2016.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended July 31, 2016 and 2015; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2016 and 2015 is as follows:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

	Three Months Ended July 31,
	2016	2015
Revenues:
Chinese medicine - third party	$674,007	$544,173
Chinese medicine - related party	-	-
Total Chinese medicine	$674,007	$544,173

Stevioside - third party	2,200,772	1,358,504
Stevioside - related party	1,513,738	3,075,656
Total Stevioside	3,714,510	4,434,160
Total segment and consolidated revenues	$4,388,517	$4,978,333

Interest income (expense):
Chinese medicine	$54	$69
Stevioside	(81,388)	(78,425)
Corporate and other	-	-
Total segment and consolidated interest expense	$(81,334)	$(78,356)

Depreciation and amortization:
Chinese medicine	$75,193	$92,039
Stevioside	343,531	390,230
Corporate and other	-	-
Total segment and consolidated depreciation and amortization	$418,724	$482,269

Income (loss) before income taxes:
Chinese medicine	$41,649	$(24,194
Stevioside	(458,799)	(26,046)
Corporate and other	(416,017)	(183,569)
Total consolidated loss before income taxes	$(833,167)	$(233,809)

	July 31, 2016	April 30, 2016
Segment tangible assets:
Chinese medicine	$1,513,337	$1,614,531
Stevioside	7,533,887	7,539,546
Corporate and other	-	-
Total consolidated assets	$9,047,224	$9,154,077

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On August 25, 2011, Qufu Natural Green entered into an agreement with QufuJinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 (US$561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as QufuJinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $776,507). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $467,388) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $303,149) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016, and we recorded loss on disposal of real estate investments of $2,425 for the three months ended July 31, 2016. As of July 31, 2016 and April 30, 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended July 31, 2016 and 2015, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended July 31, 2016		For the three months ended July 31, 2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
QufuShengwang Import and Export Trade Co., Ltd(1)	-	34.3%	-	69.4%
Shandong Yidatong Enterprises Co., Ltd	-	19.1%	-	-
Guangdong Tengjun Veterinary Medicine Co., Ltd	-	-	12.5%	-
Beijing HaomiaoHuifeng Pharmaceutical Co., Ltd	-	-	11.3%	-
Total	-	53.4%	23.8%	69.4%

(1)	QufuShengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.

(ii)    Vendor Concentrations

For the three months ended July 31, 2016 and 2015, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended July 31, 2016		For the three months ended July 31, 2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Gansu Fanzhi Biology Technology Co.,Ltd	-	-	15.1%	-
Qufu Electricity Corp.	-	-	13.3%	-
SishuiRuijin Pharmaceutical Co., Ltd	-	-	27.2%	-
AnguoQiyetang Pharmaceutical Co., Ltd	-	-	10.3%	-
DongtaiYandun Stevia Corp.	-	-	-	23.8%
DongtaiJiangrongfeng Stevia Corp.	-	26.1%	-	-
Gansu Puhua Stevia Develop Co., Ltd	-	13.1%	-	11.2%
ZhuchengHaotian Pharmaceutical Co., Ltd	-	18.6%	-	11.9%
Total	-	57.8%	65.9%	46.9%

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2016

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At July 31, 2016, we had $174,462 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through July 31, 2016.

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

NOTE 16 - SUBSEQUENT EVENTS

There have been no material subsequent events to evaluate through the date of this filing with the SEC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2016 Annual Report on Form 10-K for fiscal year ended April 30, 2016.

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

Recent Developments

We are planning to start buildings a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2016 and the first quarter of fiscal 2017, we have invested approximately $402,000 and $299,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

Chinese Medicine Segment

In our Chinese medicine segment, we manufacture and sell approximately 148different extracts, which can be divided into the following three general categories:

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

OUR PERFORMANCE

 Our revenues totaled $4.4 million during the three months ended July 31, 2016, a decrease of 11.9%, as compared with the same period in 2015, while our gross margin decreased to 14.2% from 15.8%. Our total operating expenses in the three months ended July 31, 2016increased by approximately $380,000, or 36.0% compared to the same period in 2015 primarily due to an increase of approximately $28,000, or 238.4% in research and development expenses, anincreaseof approximately $257,000, or 35.4% in general and administrative expense and anincreaseof approximately $95,000, or 29.9% in selling expense. Our net loss for the three months ended July 31, 2016 was approximately $833,000, compared to $235,000 in the same period in 2015.

Our operating performance for the three months ended July 31, 2016 was primarily driven by an increase of 23.9% in sales revenue from our Chinese medicine segment, offset by a decrease of 16.2% in sales revenue from our stevia products in our Stevioside segment, including a decrease in sales to related parties of 50.8%for their international customers.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus we hope that our sales volume in higher grade stevia products will increase in fiscal 2017 as the demands increase. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

The increase in revenues in our Chinese medicine was primarily due to the increase of our unit sales price as the average market prices increased in this segment and the result of restructuring our Chinese medicine segment.

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2017. During fiscal 2016, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2017. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2017.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2016 and 2015. The percentages represent each line item as a percent of revenues:

For the Three Months ended July 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$674,007	100.0%	$3,714,511	100.0%	$-	$4,388,518	100.0%
Cost of revenues	435,647	64.6%	3,328,876	89.6%	-	3,764,523	85.8%
Gross profit	238,360	35.4%	385,635	10.4%	-	623,995	14.2%
Research and development expenses	-	-	39,059	1.0%	-	39,059	0.9%
Other operating expenses	196,756	29.2%	783,155	21.1%	416,017	1,395,928	31.8%
Other (expenses) income	45	0.0%	(22,218)	-0.6%	-	(21,172)	-0.5%
Income (loss) before income taxes	$41,649	6.2%	$(458,799)	-12.4%	$(416,017)	$(833,167)	-19.0%

For the Three Months ended July 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$544,174	100.0%	$4,434,159	100.0%	$-	$4,978,333	100.0%
Cost of revenues	369,162	67.8%	3,824,274	86.25%	-	4,193,436	84.2%
Gross profit	175,012	32.2%	609,885	13.8%	-	784,897	15.8%
Research and development expenses	-	-	11,542	0.3%	-	11,542	0.2%
Other operating expenses	199,481	36.7%	660,783	14.9%	183,569	1,043,833	21.0%
Other income	275	0.1%	36,394	0.8%	-	36,669	0.7%
(Loss) income before income taxes	$(24,194)	-4.5%	$(26,046)	0.6%	$(183,569)	$(233,809)	-4.7%

Revenues

Total revenues in the three months ended July 31, 2016decreased by approximately 11.9%, as compared to the same period in 2015. Stevioside revenues, which accounts for 84.6% and 89.1% of our total revenues in the three months ended July 31, 2016 and 2015, respectively, decreased by approximately 16.2%, while Chinese medicine revenues increased by approximately $130,000 or 23.9%.

 Within our Stevioside segment, revenues from sales to third parties increased by 62.0% and sales to the related party decreased by 50.8% in the three months ended July 31, 2016, as compared to the same period in 2015. We have been trying to develop our domestic and international market, in the past threemonths,we have increased dependence of our sales to domestic market. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, QufuShengwang Import and Export Corporation, which has authorizations to export. In addition, newly launched products including A3-99 and enzyme treated stevia have been well accepted by the markets, especially in the U.S., where the adoption rate for stevia in food and beverage has been slower than expected, we produced 181metric tons of stevioside for the three months ended July 31, 2016, as compared to 82 metric tons during the same period in 2015. We generated revenue from the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 10.4% and 33.3% of total Stevioside segment revenues in the three months ended July 31, 2016 and 2015, respectively.

Our unit sale price fluctuated from month to month in the three months ended July 31, 2016, which was mainly affected by the market environment; the average unit sale price is decreased by approximately 13.3% compare to the same period in 2015 Facing challenges in competitive pricing and raw materials for in the three months ended July 31, 2016, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in the near future.

We believe that the increase of sales in Chinese Medicine segment is primarily due to the average unit price is increased in the three months ended by July 31, 2016, as compared to the same period in 2015. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended July 31, 2016 decreased by 10.2%, compared to the same period in 2015. Cost of revenues as a percentage of revenues remained stable at approximately around 86% and 84% during the three months ended 2016 and 2015. Gross margin in Stevioside segment for the three months ended by July 31, 2016 was 10.4%, as compared to 13.8% for the same period in 2015. The lower gross margin for Stevioside was primarily due to the higher cost of raw materials during the period, as compared with the same period in 2015. Gross margin in Chinese Medicine segment was 35.4% in the three months ended July 31, 2016, a slight increase as compared to the gross margin of 32.2% in the same period in 2015. The higher gross margin for Chinese Medicines segment was primarily due to the restructure of our product line to lower the cost of adopting of our high-efficiency product line. We believe that the slower market for Chinese veterinary medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three months ended by July 31, 2016 was 14.2%, as compared to 15.8% in the same period in 2015.

Selling Expenses

For the three months ended July 31, 2016, we had an increase of approximately $95,000, or 29.9% in selling expenses, as compared to the same period in 2015. The increase was primarily due to the approximately $148,000 increase in promotion expense, $42,000 increase in shipping and freight, $13,000 increase in commission, and $2,000 increase in travel and entertainment expenses, offset by approximately $52,000 decrease in advertising expenses, $24,000 decrease in sales related local taxes, $10,000 decrease in marketing expense, and $24,000 decrease in salary in the three months ended July 31, 2016.

General and Administrative Expenses

 Our general and administrative expenses for the three months ended July 31, 2016increased by approximately $257,000, or 35.4% from the same period in 2015. The increase was primarily due to anincreaseof approximately $307,000 in stock based compensation for employees, $23,000 increase in repairs and maintenance fee and $132,000 increase in miscellaneous, offset by $16,000 decrease in depreciation and amortization expenses since the disposition of property and equipment at the end of fiscal year 2016, $34,000 decrease in bad debt expense, a decrease of approximately $64,000 in stock based compensation for consulting services in connection with our common stock issued, $23,000 decrease in travel expense, $24,000 decrease in salary and wage expenses, $9,000 decrease in legal fee, $8,000 decrease in accounting consulting fee, $9,000 decrease in meals and entertainment expenses, $4,000 decrease in product testing expense, and $14,000 decrease in auto expense.

Research and Development Expense

For the three months ended July 31, 2016, our research and development expenses amounted to approximately $39,000, as compared to $11,000 for the same period in 2015. The increase of $28,000 was primarily due to the increase in spendings for third party technical consulting fees in the three months ended July 31, 2016.

 Other Income (Expenses)

For the three months ended July 31, 2016, other expense net of other income, amounted to approximately $22,000, anincreaseof $59,000 of other expense, net of other incomeas compared to the other income, net of other expenses of $37,000 for the three months ended July 31, 2015. The increasewas primarily attributable to an increase of interest expense of $19,000 and a decrease in grant income of $111,000, offset by interest expense - related party in the decreased amount of approximately $16,000 and increase in other income of approximately $55,000.

Net Loss

Net loss in the three months ended July 31, 2016 was approximately $833,000, compared to $235,000 in the three months ended July 31, 2015. The increase was primarily due to decrease in revenues, hence decrease in gross profit withhigher operating expenses mainly from higher selling expense and higher general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2016, we had working capital of $3.2 million, including cash of $0.2 million, as compared to working capital of $3.5 million and cash of $0.9 million at April 30, 2016. The approximate $725,000 decrease in our cash at July 31, 2016 from April 30, 2016 is primarily attributable to net cash used in purchase of property and equipment to improve our productivity. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover our working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $260,000 during the three months ended July 31, 2016. This decrease is primarily attributable to a decrease in accounts receivable, net of allowance for doubtful accounts, for related party sales of $355,000, offset by anincreasein accounts receivable for third party sales of $95,000 in the three months ended July 31, 2016. The days for sales outstanding in accounts receivable increased to 116 days as of July 31, 2016, as compared to 103 days as of April 30, 2016. The days for sales outstanding in accounts receivable for third party sales increased to 68 days as of July 31, 2016, as compared to 54 days as of April 30, 2016. These slight increase is due to our ineffeciency in collection efforts, we will focus more on our collections efforts and reevaluate our collection and credit system in the upcoming years.  We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales to be within 105 days and accounts receivable for third party sales to be within 75 days.

At July 31, 2016 inventories, net of reserve for obsolescence, totaled $5.7 million, as compared to $4.5 million as of April 30, 2016. The increase is primarily due to our increase in procurements of raw materials as to meet our anticipated higher sales volume during the three months ended July 31, 2016, these inventory has not yet been sold due to the market demands not raising as much as we predicted, however the inventory reserve will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were $8.4 million at July 31, 2016, an increase of approximately $1.5 million from April 30, 2016. The increase is primarily due to in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at July 31, 2016 and April 30, 2016 totaled approximately $2,266,000 and $2,263,000, respectively.  These loans payable consisted of short-term loans from multiple non-related individuals, which bearing annual interest rates of10%.  The maturity dates of the loans payable at July 31, 2016 range from October 5, 2016 to July 11, 2017.  During the three months ended July 31, 2016, the Company borrowed additional short-term loans of approximately $61,000.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $27,000 during the three months ended July 31, 2016, as compared to net cash provided by operating activities of $911,000 in the same period in 2015. The decrease resulting from cash provided by operating activities was primarily due todepreciation and amortization expenses of approximately $419,000, allowance for doubtful accounts of $176,000, stock issued for services of $36,000, stock issued for employees060„67300„34 compensation of $307,000, $264,000 decrease in accounts receivable-related party, $1,648,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $833,000, $1,291,000 increase in inventories, $311,000 increase in accounts receivable, $316,000 increase in prepaid expense and other current assets and $128,000 decrease in taxes payables.

Net cash provided by operating activities was approximately $911,000 during the three months ended July 31, 2015, as compared to net cash provided by operating activities of $538,000 in the same period in 2014. The increase resulting from cash provided by operating activities was primarily due to $101,000 in the stock based compensation for consulting service, depreciation and amortization expenses of approximately $482,000, $326,000 decrease in accounts receivable-related party, $406,000 decrease in inventories and $681,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $235,000, $452,000 increase in accounts receivable, $318,000 increase in prepaid expense and other current assets and $111,000 decrease in deferred grant income.

NET CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:

 Net cash providedbyinvesting activities amounted to approximately $4,000 during the three months ended July 31, 2016 due to proceeds from disposal of real estate investments of approximately $303,000, offset by a $299,000 capitalexpenditures for property and equipment.

Net cash used in investing activities amounted to $4,000 during the three months ended July 31, 2015 due to a $4,000 capital expenditures for property and equipment.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities amounted to approximately $684,000 in the three months ended July 31, 2016, primarily due to proceeds from short-term loan of approximately $61,000 and repayments made to related party advances, net of proceed received from related party advances. During the three months ended July 31, 2016, from time to time, we received advances from related parties totaling approximately $1,201,000 for working capital purposes and we also made repayments to related parties of approximately $1,945,000.

Net cash used in financing activities amounted to approximately $770,000 in the three months ended July 31, 2015, primarily due to repayments of short-term loan of approximately $365,000 and repayments made to related party advances, net of proceed received from related party advances. During the three months ended July 31, 2015, from time to time, we received advances from related parties totaling approximately $2,176,000 for working capital purposes and we also made repayments to related parties of approximately $2,580,000.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2016.

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

	July 31, 2016	April 30, 2016
	(Unaudited)
China	$174,462	$900,071
United States	450	-
Total	$174,912	$900,071

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

ITEM 4.CONTROLS AND PROCEDURES.

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2016.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2016such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (060„67306¥7300”70Section 404060„67306¥7306¥98). As reported in our Form 10-K for the year ended April 30, 2016, management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2016.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended July 31, 2016. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company060„67300„34s financial reporting.

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2016 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2016Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2016Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

None.

ITEM 5.OTHER INFORMATION.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 13, 2016	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 13, 2016	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer