Form 10-Q
period 2016-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2017-01-20
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 12, 2017, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2017 is referred to as "fiscal 2017" and the year ended April 30, 2016 is referred to as "fiscal 2016".  Also, the three month period ended October 31, 2016 is our second quarter and is referred to as the "second quarter of fiscal 2017". Likewise, the three month period ended October 31, 2015 is referred to as the "second quarter of fiscal 2016".

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

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$421,801	$900,071
Accounts receivable, net of allowance for doubtful accounts of $1,433,530 and $1,202,610, respectively	2,498,514	2,099,503
Accounts receivable - related party	3,069,485	3,632,876
Inventories, net	8,150,984	4,526,580
Prepaid expenses and other current assets	3,022,382	2,787,371
Total Current Assets	17,163,166	13,946,401

Investment in real estate held for resale	-	311,467
Property and equipment, net	8,816,211	9,154,077
Intangible assets, net	270,979	433,565
Land use rights, net	1,914,689	2,032,693
Other long-term asset	1,472,729	2,092,778
Total Assets	$29,637,774	$27,970,981

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,786,968	$6,860,826
Loans payable	2,359,366	2,263,387
Due to related parties	1,303,859	1,277,248
Total Current Liabilities	14,450,193	10,401,461

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of October 31, 2016 and April 30, 2016, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(26,959,112)	(25,214,532)
Accumulated other comprehensive income	4,265,781	4,903,140
Total Stockholders' Equity	15,187,581	17,569,520
Total Liabilities and Stockholders' Equity	$29,637,774	$27,970,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2016	2015	2016	2015
Revenues	$3,497,338	$2,300,424	$6,372,117	$4,203,101
Revenues - related party	1,948,631	782,398	3,462,369	3,858,054
Total revenues	5,445,969	3,082,822	9,834,486	8,061,155
Cost of revenues	4,813,529	2,543,219	8,578,052	6,736,655

Gross profit	632,440	539,603	1,256,434	1,324,500

Operating expenses:
Selling expenses	448,060	293,593	862,210	612,307
General and administrative expenses	995,450	601,522	1,977,228	1,326,641
Research and development expenses	70,269	31,349	109,328	42,891
Total operating expenses, net	1,513,779	926,464	2,948,766	1,981,839

Loss from operations	(881,339)	(386,861)	(1,692,332)	(657,339)

Other income (expenses):
Other income (expenses)	58,490	(33,589)	117,650	(29,429)
Grant income	-	106,341	-	217,206
Interest income	192	267	460	756
Interest expense - related party	(32,468)	(32,246)	(58,113)	(73,712)
Interest expense	(56,288)	(54,078)	(112,245)	(91,457)

Total other income (expense)	(30,074)	(13,305)	(52,248)	23,364

Loss before income taxes	(911,413)	(400,166)	(1,744,580)	(633,975)

Provision for income taxes	-	4,340	-	5,376

Net loss	$(911,413)	$(404,506)	$(1,744,580)	$(639,351)

Comprehensive loss:
Net loss	$(911,413)	$(404,506)	$(1,744,580)	$(639,351)

Foreign currency translation adjustment	(263,888)	(350,554)	(637,359)	(706,095)

Total comprehensive loss	$(1,175,301)	$(755,060)	$(2,381,939)	$(1,345,446)

Net loss per common share:
Net loss per share - basic and diluted	$(0.005)	$(0.002)	$(0.010)	$(0.004)
Weighted average common shares outstanding - basic and diluted	182,066,546	174,823,021	182,066,546	174,929,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,744,580)	$(639,351)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	659,876	719,614
Amortization of intangible assets	162,586	162,586
Amortization of land use right	26,586	28,408
Loss on disposition of property and equipment	3,579	22,366
Allowance for doubtful accounts	290,275	33,266
Stock issued for services	72,500	201,250
Stock issued for employees' compensation	613,334	-
Loss from sales of real estate investment held for resale	2,410	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(747,648)	(414,986)
Accounts receivable - related party	409,473	1,104,273
Inventories	(3,903,287)	(324,402)
Prepaid expenses and other current assets	(417,665)	(650,270)
Accounts payable and accrued expenses	4,136,713	374,979
Deferred grant income	-	(217,206)
Taxes payable	(139,238)	(7,334)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(575,626)	393,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(449,166)	(77,268)
Proceeds from disposal of real estate investment	301,159	-
NET CASH USED IN INVESTING ACTIVITIES	(148,007)	(77,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	200,873	-
Advance due from related parties	2,035,881	1,968,195
Repayment of related party advances	(1,961,565)	(2,352,510)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	275,189	(384,315)

EFFECT OF EXCHANGE RATE ON CASH	(29,826)	(7,826)
NET DECREASE IN CASH	(478,270)	(76,216)
Cash at the beginning of year	900,071	241,967
Cash at the end of period	$421,801	$165,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,882	$1,015
Cash paid for interest	$58,113	$77,237
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$312,482	$26,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

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

Our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines., and subsidiaries included in continuing operations consisted of the following:

-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), a wholly owned by Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), a wholly owned by Qufu Natural Green;
-   Qufu Shengwang Stevia Biology and Science Co., Ltd. ("Qufu Shengwang"), a wholly owned by Qufu Natural Green;
-   Sunwin Tech Group, Inc. ("Sunwin Tech"), a wholly owned by Sunwin Stevia International; and
-   Sunwin USA, LLC. ("Sunwin USA"), a wholly owned by Sunwin Stevia International.

Stevioside Segment

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and Only Sweet, a stevioside based table top sweetener.

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

On July 1, 2012, Qufu Shengwang entered into a Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. ("Hegeng"), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang's name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we plan to use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in last quarter of fiscal 2014.

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
October 31, 2016

Sunwin USA

In fiscal 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary, Sunwin USA, in the marketing and worldwide distribution of our stevioside-based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.

On August 8, 2012, we entered into an Exchange Agreement with WILD Flavors pursuant to which we purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  The transaction closed on August 20, 2012. On August 22, 2012, we issued 7,666,666 shares of our common stock and paid $92,541 cash to WILD Flavors. The $92,541 cash payment was paid by China Direct Investment, Inc. ("CDI"), our corporate management services provider, and reimbursed by us to CDI through the issuance of our common shares as part of the terms of the consulting agreement with CDI dated May 1, 2012. The net tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of generally accepted accounting principles ("U.S. GAAP") which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets include the product development and supply chain for OnlySweetTM.

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

-           We entered into a Termination of Distribution Agreement with WILD Flavors and Sunwin USA pursuant to which the Distribution Agreement dated February 5, 2009 was terminated; and

-           We entered into a Distributorship Agreement with WILD Procurement Gmbh, a Swiss corporation ("WILD Procurement") which is an affiliate of WILD Flavors. Under the terms of this agreement, we appointed WILD Procurement as a non-exclusive world-wide distributor for the resale of our stevia products.  There are no minimum purchase quantities under the agreement, and the pricing and terms of each order will be negotiated by the parties at the time each purchase order is placed.  The agreement restricts WILD Procurement from purchasing steviosides or other forms of stevia that are included in our products from sources other than our company under certain circumstances. In addition, at such time as we desire to offer new products, we must offer WILD Procurement the non-exclusive right to distribute those products and the parties will have 60 days to reach mutually agreeable terms. The agreement contains certain representations by us as to the quality of the products we may sell WILD Procurement and the products' compliance with applicable laws and good manufacturing practices, as well as customary confidentiality and indemnification provisions.

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
October 31, 2016

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2016 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three and six months ended October 31, 2016 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-    Qufu Natural Green;
-    Qufu Shengren;
-    Qufu Shengwang;
-    Sunwin Tech; and
-    Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the six months ended October 31, 2016, the Company had a net loss of approximately $1,745,000 and net cash used in operations of approximately $576,000. At October 31, 2016, we had working capital of approximately $2,713,000, including cash of $422,000. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2016, we held $347,831 of our cash and cash equivalents with commercial banking institutions in the PRC, and $73,970 with banks in the United States. As of April 30, 2016, we held $900,071 of our cash and cash equivalents with commercial banking institution in PRC, and $0 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2016. As of October 31, 2016 and April 30, 2016, bank deposits by geographic area were as follows:

	October 31, 2016	April 30, 2016
	(Unaudited)
China	$347,831	$900,071
United States	73,970	-
Total	$421,801	$900,071

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. On October 31, 2016 and April 30, 2016, the allowance for doubtful accounts was $1,433,530 and $1,202,610, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At October 31, 2016 and April 30, 2016, the Company recorded a reserve for obsolete or slow-moving inventories of $102,858 and $107,658, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a disposition loss of $0 and $1,622,762 at October 31, 2016 and April 30, 2016, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on October 31, 2016 and April 30, 2016 amounted to $106,770 and $254,759, respectively, consisted primarily of VAT taxes.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended October 31,		Six Months Ended October 31,
Numerator:
	2016	2015	2016	2015
Net loss attributable to Sunwin Stevia International, Inc.	$(911,413)	$(404,506)	$(1,744,580)	$(639,351)
Numerator for basic EPS, loss applicable to common stock holders	$(911,413)	$(404,506)	$(1,744,580)	$(639,351)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	182,066,546	174,823,021	182,066,546	174,929,285
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	182,066,546	174,823,021	182,066,546	174,929,285
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.005)	$(0.002)	$(0.010)	$(0.004)

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
October 31, 2016

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

As of October 31, 2016	RMB 6.77 to $1.00
As of April 30, 2016	RMB 6.47 to $1.00

Six months ended October 31, 2016	RMB 6.64 to $1.00
Six months ended October 31, 2015	RMB 6.22 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended October 31, 2016 and 2015 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2016, we had $347,831 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through October 31, 2016.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $70,269 and $31,349 for the three months ended October 31, 2016 and 2015; and $109,328 and $42,891for the six months ended October 31, 2016 and 2015, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $167,724 and $54,699 for the three months ended October 31, 2016 and 2015; and $251,391 and $96,389 for the six months ended October 31, 2016 and 2015, respectively.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact it may have on its consolidated financial statements.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as QufuJinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $766,438). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $461,327) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $305,111) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016. The Company has incurred a loss from sales of these remaining ten apartments of RMB16,000 (approximately $2,410) during the six months ended October 31, 2016. As of October 31, 2016 and April 30, 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

NOTE 4 - INVENTORIES

At October 31, 2016 and April 30, 2016, inventories consisted of the following:

	October 31, 2016	April 30, 2016
	(unaudited)
Raw materials	$4,690,379	$2,287,572
Work in process	962,739	1,221,115
Finished goods	2,600,724	1,125,551
	8,253,842	4,634,238
Less: reserve for obsolete inventory	(102,858)	(107,658)
	$8,150,984	$4,526,580

NOTE 5 - PROPERTY AND EQUIPMENT

At October 31, 2016 and April 30, 2016, property and equipment consisted of the following:

	Estimated Life	October 31, 2016	April 30, 2016
		(unaudited)
Office equipment	1-10 Years	$43,862	$39,800
Auto and trucks	3-10 Years	488,217	492,620
Manufacturing equipment	2-20 Years	5,089,330	5,240,451
Buildings	5-30 Years	8,267,729	8,667,889
Construction in process		1,182,753	583,954
		15,071,891	15,024,714
Less: accumulated depreciation		(6,255,680)	(5,870,637)
		$8,816,211	$9,154,077

For the three months ended October 31, 2016 and 2015, depreciation expense totaled $335,827 and $341,015, of which $249,791 and $218,142 was included in cost of revenues, respectively, and of which $86,036 and $122,873 was included in general and administrative expenses, respectively. For the six months ended October 31, 2016 and 2015, depreciation expense totaled $659,876 and $719,614, of which $502,030 and $494,263 was included in cost of revenues, respectively, and of which $157,846 and $225,351 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the three and six months ended October 31, 2016 and 2015, amortization expense amounted to $81,293 and $162,586, respectively.

Intangible assets consisted of the following:

	Estimated Life	October 31, 2016	April 30, 2016
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,354,895)	(1,192,309)
Intangible assets, net		$270,979	$433,565

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	October 31, 2016	April 30, 2016
		(unaudited)
Land use right	45 Years	$2,344,722	$2,455,519
Less: accumulated amortization		(430,033)	(422,826)
		$1,914,689	$2,032,693

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended October 31, 2016 and 2015, amortization expense related to land use rights amounted to $13,204 and $13,916, respectively. For the six month periods ended October 31, 2016 and 2015, amortization expense amounted to $26,586 and $28,408, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

On October 31, 2016 and April 30, 2016, we reported $3,069,485 and $3,632,876 in accounts receivable - related party, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended October 31, 2016 and 2015, we had revenue - related party of $1,948,631 and $782,398, respectively. For the six months ended October 31, 2016 and 2015, we had revenue - related party of $3,462,369 and $3,858,054, respectively, from Qufu Shengwang Import and Export Corporation,

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. During the three and six months ended October 31, 2016 and 2015, we paid on interest expense related to due to related parties amounted to $32,468 and $32,246, and $58,113 and $73,712, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical., Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two loans with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $788,825 (RMB4,800,000) and $1,314,708 (RMB8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 7.65% per annum. On May 4, 2016, we have repaid one of these two loans, RMB4,800,000 with its accrued interests. On August 31, 2016, we received additional advances of $738,040 (RMB5,000,000) from the Pharmaceutical Corporation, at interest rate of 7.87% per annum. The other advances bear no interest and are payable on demand. On October 31, 2016, the balance we owed Qufu Shengwang Import Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. of $350,516 and $953,343, respectively. On April 30, 2016, the balance we owed Qufu Shengwang Import and Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. of $366,875 and $910,373, respectively. On October 31, 2016 and April 30, 2016, due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Total
Balance due to related parties, April 30, 2016	$910,373	$366,875	$1,277,248
Working capital advances from related parties	1,754,845	281,036	2,035,881
Repayments	(1,650,914)	(310,651)	(1,961,565)
Effect of foreign currency exchange	(60,961)	13,256	(47,705)
Balance due to related parties, October 31, 2016	$953,343	$350,516	$1,303,859

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on October 31, 2016 and April 30, 2016 totaled $3,022,382 and $2,787,371, respectively. As of October 31, 2016, prepaid expenses and other current assets includes $1,452,755 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation, $72,500 prepayment for consultant's stock-based compensation and $270,459 for business related employees' advances. As of April 30, 2016, prepaid expenses and other current assets includes $1,220,523 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,371,667 prepayment for employees' stock-based compensation, and $195,181 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $306,667 and $613,334 as stock-based compensation expenses during three and six months ended October 31, 2016, respectively. We also have recorded the remaining balance of the stock-based compensation of $2,555,554 as prepaid compensation, of which $1,226,668 included in prepaid expenses and other current assets and $1,328,886 included in the other long-term asset in the accompanying consolidated balance sheet at October 31, 2016.

On April 25, 2016, we entered into a one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as a prepaid payment of the consulting service fee, valued at $145,000, which included in the prepaid expenses and other current assets in the accompanying consolidated balance at April 30, 2016. We will amortize this prepaid consulting service fee through fiscal 2017 over twelve months. We have recorded $36,250 and $72,500 as stock-based compensation expense during the three and six months ended October 31, 2016, respectively, and the balance of prepaid expense is $75,500 as of October 31, 2016.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we originally expected to receive the refund during fiscal year 2014. We received a total refund of $466,908 as of October 31, 2016 and the remaining balance of $143,843 and $150,556 has been classified to other long-term asset at October 31, 2016 and April 30, 2016, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of October 31, 2016 and April 30, 2016:

Account	October 31, 2016	April 30, 2016
	(unaudited)
Accounts payable	$8,174,783	$4,869,026
Advanced from customers	564,062	10,042
Accrued salary payable	120,260	105,131
Tax payable	106,770	254,615
Deferred revenue	52,934	71,604
Other payable*	1,768,159	1,550,408
Total accounts payable and accrued expenses	$10,786,968	$6,860,826

On October 31, 2016, other payables consists of commission payable of $113,068, general liability, worker's compensation, and medical insurance payable of $559,407; union and education fees payable of $285,400, consulting fee of $350,939, interest payables for short-term loans of $181,576, advanced from the employees of $195,303 and other miscellaneous payables of $82,466. On April 30, 2016, other payables consists of commission payable of $67,683; general liability, worker's compensation, and medical insurance payable of $439,706; accrued R&D payable of $78,794; consulting fee payable of $248,748, union and education fees payable of $297,728, interest payables for short-term loans of $72,731, advanced from the employees of $131,282 and other miscellaneous payables of $213,736.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

NOTE 11 -LOAN PAYABLE

Loans payable consisted of short-term loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. At October 31, 2016 and April 30, 2016, short-term loans consisted of the following:

	October 31, 2016	April 30, 2016
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2016 with annual interest rate of 10% at October 6, 2015, which renewed for original RMB150,000 ($22,141) and the Company borrowed an additional RMB50,000 ($7,381) from Min Wu under the same terms on October 6, 2016 with new due date on October 5, 2017.	$29,522	$23,175
Loan from Weidong Cai, an employee of Qufu Shengren, due on September 21, 2016 with annual interest rate of 10% at September 22, 2015, which renewed for original RMB840,000 ($123,991) and the Company borrowed an additional RMB84,000 ($12,399) from Weidong Cai under the same terms on September 22, 2016 with new due date on September 21, 2017.	136,390	129,778
Loan from Jianjun Yan, non-related individual, due on October 6, 2015 with annual interest rate of 10% at October 7, 2014, which renewed on October 7, 2015 and October 7, 2016 with new due date on October 6, 2017.	959,452	1,004,232
Multiple loans from Jianjun Yan, non-related individual, due from October 5, 2016 through April 9, 2017, with annual interest rate of 10%, which were obtained during October 6, 2015 through April 10, 2016. RMB780,000 ($115,134) of the loan originally due on October 5, 2016 has been renewed for on the maturity date of October 6, 2016 with new due date on October 5, 2017.	853,174	892,995
Multiple loans from Jianjun Yan, non-related individual, due from June 19, 2017 through July 11, 2017, with annual interest rate of 10%, which were obtained during June 20, 2016 through July 12, 2016.	59,043	-
Loan from Jianjun Yan, non-related individual, on October 31, 2016 with non-interest bearing and due on demand.	118,086
Loan from Junzhen Zhang, non-related individual, due on October 5, 2016, with annual interest rate of 10% at October 6, 2015, which renewed on October 6, 2016 with new due date on October 5, 2016.	22,141	23,175
Loan from Jian Chen, non-related individual, due on January 26, 2017, with annual interest rate of 10% at January 27, 2016.	107,754	112,783
Loan from Qing Kong, non-related individual, due on March 6, 2017, with annual interest rate of 10% at March 7, 2016.	59,043	61,799
Loan from Guihai Chen, non-related individual, due on March 10, 2017, with annual interest rate of 10% at March 11, 2016.	14,761	15,450
Total	$2,359,366	$2,263,387

For the three and six months ended October 31, 2016 and 2015, interest expense related to short-term loans amounted to $56,288 and $54,078, and $112,245 and $91,457, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At October 31, 2016 and April 30, 2016, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 and 199,632,803 shares issued and outstanding at October 31, 2016 and April 30, 2016, respectively.

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
October 31, 2016

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

On December 1, 2015, we entered into three years employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we have recognized $306,667 and $613,334 as stock-based compensation expenses during three and six months ended October 31, 2016, respectively. We also have recorded the remaining balance of the stock-based compensation of $2,555,554 as prepaid compensation, of which $1,226,668 included in prepaid expenses and other current assets and $1,328,886 included in the other long-term asset in the accompanying consolidated balance sheet at October 31, 2016.

On April 25, 2016, we entered into a one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as prepaid payment of the consulting service fee, valued at $145,000, which included in the prepaid expenses and other current assets in the accompanying consolidated balance at April 30, 2016. We will amortize this prepaid consulting service fee through fiscal 2017 over twelve months. We have recorded $36,250 and $72,500 as stock-based compensation expense during the three and six months ended October 31, 2016, respectively, and the balance of prepaid expense is $72,500 as of October 31, 2016.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and six months ended October 31, 2016 and 2015; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2016 and 2015 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Revenues:
Chinese medicine - third party	$706,115	$622,793	$1,380,122	$1,166,966
Chinese medicine - related party	-	-	-	-
Total Chinese medicine	706,115	622,793	1,380,122	1,166,966

Stevioside - third party	2,791,223	1,677,631	4,991,995	3,036,135
Stevioside - related party	1,948,631	782,398	3,462,369	3,858,054
Total Stevioside	4,739,854	2,460,029	8,454,364	6,894,189
Total segment and consolidated revenues	$5,445,969	$3,082,822	$9,834,486	$8,061,155

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Interest (expense) income:
Chinese medicine	$20	$67	$73	$136
Stevioside	(88,584)	(86,124)	(169,971)	(164,549)
Total segment and consolidated interest expense	$(88,564)	$(86,057)	$(169,898)	$(164,413)

Depreciation and amortization:
Chinese medicine	$72,856	$60,548	$148,049	$152,587
Stevioside	357,468	367,791	700,999	758,021
Total segment and consolidated depreciation and amortization	$430,324	$428,339	$849,048	$910,608

Income (loss) before income taxes:
Chinese medicine	$(191,545)	$15,587	$(149,896)	$(8,606)
Stevioside	(368,871)	(306,835)	(827,670)	(332,882)
Corporate and other	(350,997)	(108,918)	(767,014)	(292,487)
Total consolidated (loss) income before income taxes	$(911,413)	$(400,166)	$(1,744,580)	$(633,975)

	October 31, 2016	April 30, 2016
Segment tangible assets:	(Unaudited)
Chinese medicine	$1,429,729	$1,614,531
Stevioside	7,386,482	7,539,546
Corporate and other	-	-
Total consolidated assets	$8,816,211	$9,154,077

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

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as QufuJinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $776,507). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $467,388) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $303,149) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016, and we recorded loss on disposal of real estate investments of $2,410 for the six months ended October 31, 2016. As of October 31, 2016 and April 30, 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended October 31, 2016 and 2015, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended October 31, 2016		For the three months ended October 31, 2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	35.8%	-	25.4%
Shandong Yidatong Enterprise Service Co., Ltd	-	13.9%	-	-
Total	-	49.7%	-	25.4%

For the six months ended October 31, 2016 and 2015, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the six months ended October 31, 2016		For the six months ended October 31, 2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	35.2%	-	56.0%
Shandong Yidatong Enterprise Service Co., Ltd	-	17.6%	-	-
Guangdong Tengjun Veterinary Medicine Co., Ltd	-	-	13.2%	-
Beijing Haomiao Huifeng Pharmaceutical Co., Ltd	-	-	15.1%	-
Total	-	52.8%	28.3%	56.0%

(1)	Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.

(ii)    Vendor Concentrations

For the three months ended October 31, 2016 and 2015, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended October 31, 2016		For the three months ended October 31, 2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Yandun Stevia Corp	-	35.6%	-	-
Juiqian Shengwang Corp.	-	-	-	32.7%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	29.0%	-	-
Total	-	64.6%	-	32.7%

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

For the six months ended October 31, 2016 and 2015, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the six months ended October 31, 2016		For the six months ended October 31, 2015
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Gansu Fanzhi Biology Technology Co., Ltd	-	-	12.0%	-
Sishui Ruijin Pharmaceutical Co., Ltd	-	-	22.1%	-
Dongtai Yandun Stevia Corp	-	16.7%	-	22.8%
Dongtai Jiangrongfeng Stevia Corp	-	15.4%	-	-
Juiqian Shengwang Corp.	-	-	-	16.7%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	23.5%	-	11.5%
Total	-	55.6%	34.1%	51.0%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At October 31, 2016, we had $347,831 of cash balance held in PRC banks, and $73,970 with banks in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through October 31, 2016.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2016 Annual Report on Form 10-K for fiscal year ended April 30, 2016, as amended.

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

Recent Developments

We are planning to start buildings a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2016 and the two quarters of fiscal 2017, we have invested approximately $402,000 and $762,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic and has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment never before used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

OnlySweetTM is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  Based on our strategy to develop new products that contain our stevia products, we are evaluating our strategy for the sale and distribution of OnlySweetTM.

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

Chinese Medicine Segment

In our Chinese medicine segment, we manufacture and sell approximately 148 different extracts, which can be divided into the following three general categories:

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

OUR PERFORMANCE

Our revenues totaled $5.4 million in the three months ended October 31, 2016, an increase of 76.7% from the same period in 2015, and our gross margin decreased to 11.6% from 17.5% compared to the same period in 2015. Our sales revenues, excluding revenues from related party, increased by 52.0% in the three months ended October 31, 2016 as compared to the same period in 2015. Revenues from related parties also increased by 149.1% in the three months ended October 31, 2016 compared to the same period in 2015. Our operating expenses in the three months ended October 31, 2016 increased by 63.4% compared to the same period in 2015. Our net loss for the three months ended October 31, 2016 was approximately $911,000 as compared to $405,000 for the same period in 2015.

Our revenues totaled $9.8 million during the six months ended October 31, 2016, an increase of 22.0% as compared with the same period in 2015, while our gross margin decreased to 12.8% from 16.4%. Our total operating expenses in the six months ended October 31, 2016 increased by approximately $967,000 or 48.8% compared to the same period in 2015, primarily due to an increase of approximately $250,000 and $651,000, or 40.8% and 49.0% in selling expense and general and administrative expense, respectively, and an increase of approximately $66,000 or 154.9% in research and development. Our net loss for the six months ended October 31, 2016 was approximately $1,744,000, an increase compared to $639,000 in the same period in 2015.

Our operating performance for the three and six months ended October 31, 2016 was primarily driven by an increase of 92.7% and 22.6% in sales revenue from our Stevioside segment, and an increase of 13.4% and 18.3% in sales revenue from our Chinese medicine segment, compared to the same period in 2015. Total operating expenses of our Stevioside segment and Chinese medicine segment in the three and six months ended October 31, 2016 increased by 28.5% and 25.3%, 91.0% and 42.5% compared to the same period in 2015, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2016 and 2015:

For the Three Months ended October 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$706,115	100.0%	$4,739,854	100.0%	$-	$5,445,969	100.0%
Cost of revenues	553,040	78.3%	4,260,489	89.9%	-	4,813,529	88.4%
Gross profit	153,075	21.7%	479,365	10.1%	-	632,440	11.6%
Research and development expenses	-	-	70,269	1.5%	-	70,269	1.3%
Other operating expenses	343,942	48.7%	748,571	15.8%	350,997	1,443,510	26.5%
Other expense	(677)	(0.1)%	(29,397)	(0.6)%	-	(30,074)	(0.6)%
Loss before income taxes	$(191,545)	(27.1)%	$(368,871)	(7.8)%	$(350,997)	$(911,413)	(16.7)%

For the Three Months ended October 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$622,793	100.0%	$2,460,029	100.0%	$-	$3,082,822	100.0%
Cost of revenues	427,375	68.6%	2,115,844	86.0%	-	2,543,219	82.5%
Gross profit	195,418	31.4%	344,185	14.0%	-	539,603	17.5%
Research and development expenses	-	-	31,349	1.3%	-	31,349	1.0%
Other operating expenses	180,046	28.9%	606,151	24.6%	108,918	895,115	29.0%
Other income (expense)	215	0.0%	(13,520)	(0.6)%	-	(13,305)	(0.4)%
Income (loss) before income taxes	$15,587	1.8%	$(306,835)	(12.5)%	$(108,918)	$(400,166)	(13.1)%

The following table summarizes our results from operations for the six month periods ended October 31, 2016 and 2015.

For the Six Months ended October 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,380,122	100.0%	$8,454,364	100.0%	$-	$9,834,486	100.0%
Cost of revenues	988,687	71.6%	7,589,365	89.8%	-	8,578,052	87.2%
Gross profit	391,435	28.4%	864,999	10.2%	-	1,256,434	12.8%
Research and development expenses	-	-	109,328	1.3%	-	109,328	1.1%
Other operating expenses	540,697	39.2%	1,531,727	18.1%	767,014	2,839,438	28.8%
Other expense	(633)	(0.1)%	(51,615)	(0.6)%	-	(52,248)	(0.5)%
Loss before income taxes	$(149,896)	(10.9)%	$(827,670)	(9.8)%	$(767,014)	$(1,744,580)	(17.7)%

For the Six Months ended October 31, 2015
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,166,966	100.0%	$6,894,189	100.0%	$-	$8,061,155	100.0%
Cost of revenues	796,536	68.3%	5,940,119	86.2%	-	6,736,655	83.6%
Gross profit	370,430	31.7%	954,070	13.8%	-	1,324,500	16.4%
Research and development expenses	-	-	42,891	0.6%	-	42,891	0.5%
Other operating expenses	379,527	32,5%	1,266,934	18.4%	292,487	1,938,948	24.1%
Other income	491	0.0%	22,873	0.3%	-	23,364	0.3%
Loss before income taxes	$(8,606)	(1.1)%	$(332,882)	(4.8)%	$(292,487)	$(633,975)	(7.9)%

Revenues

Total consolidated revenue in the three months ended October 31, 2016 increased by approximately 76.7% as compared to the same period in 2015.  Stevioside revenues, which accounts for 87.0% and 79.8% of our total revenues in the three months ended October 31, 2016 and 2015, respectively, increased by approximately 92.7%, while Chinese medicine revenues increased by approximately $83,000 or 13.4%.

Within our Stevioside segment, revenues from sales to third parties increased by 66.4% and sales to the related party increased by 149.1% in the three months ended October 31, 2016, as compared to the same period in 2015. Total revenues in the six months ended October 31, 2016 increased by approximately 22.0% as compared to the same period in 2015.  Stevioside revenues, which accounts for 86.0% and 85.5% of our total revenues in the six months ended October 31, 2016 and 2015, respectively, increased by approximately 22.6%, and Chinese medicine revenues increased by approximately $213,000 or 18.3%.

We have been trying to develop our domestic market and decrease the dependence of our sales to related parties. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, newly launched products including A3-99 and enzyme treated stevia have been well accepted by the markets, especially in the U.S., where the adoption rate for stevia in food and beverage has been slower than expected. During the three months ended October 31, 2016, within our Stevioside segment, we produced 97 metric tons, an increase of 56.2% as compared to 62 metric tons during the same period in 2015 and the average unit price of our stevia products has increased by 27.0%. We generated revenue from the new launched products including A3-99 and the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 82.4% and 32.7% of total Stevioside segment revenues in the three months ended October 31, 2016 and 2015, respectively.

Total revenues in the six months ended October 31, 2016 increased by approximately 22.0% as compared to the same period in 2015.  Stevioside revenues, which accounts for 86.0% and 85.5% of our total revenues in the six months ended October 31, 2016 and 2015, respectively, increased by approximately 22.6%, and Chinese medicine revenues increased by approximately $213,000 or 18.3%. During the six months ended October 31, 2016, within our Stevioside segment, we also increased our sales volume by approximately 58 tons, a 39.9% increase; the average unit price of our stevia products was increased by 2.4%, as compared to the same period in 2015. Stevioside revenues from sales to third parties increased by 64.4% while sales to the related party decreased by 10.3% in the six months ended October 31, 2016, as compared to the same period in 2015.

We believe that the increase of sales revenue in Chinese Medicine segment is primarily due to the increase of average unit price in the three and six months ended by October 31, 2016, as compared to the same period in 2015. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended October 31, 2016 increased by 17.2% as compared to the same period in 2015. Cost of revenues as a percentage of revenues increased to 88.4% from 82.5%, comparing the same period in 2016 and 2015. Gross margin from the Stevioside segment for the three months ended October 31, 2016 was 10.1%, as compared to 14.0% for the same period of fiscal 2015. The lower gross margin for Stevioside was primarily due to the higher cost of raw materials during the period, as compared with the same period in 2015. Gross margin from the Chinese Medicine segment was 21.9% in the three months ended October 31, 2016, compared to the 31.4% in the same period in 2015. The lower gross margin for Chinese Medicines was primarily due to high market competition with lower sales price and higher raw material costs. We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and improved. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty the costs of our raw material and their impact on gross margin in future periods. Our consolidated gross margin for the three months ended October 31, 2016 was 11.6%, as compared to 17.5% in the same period in 2015.

The consolidated gross margin for the six months ended October 31, 2016 decreased to 12.8%, compared to 16.4% for the same period in 2015. Gross margin in the Stevioside segment decreased during the six months ended October 31, 2016 to 10.2%, compared to 13.8% for the same period in 2015. The decrease was primarily due to the higher raw material costs during the period compared with the same period in 2015. The Chinese medicine segment gross margin decreased to 28.4% in the six months ended October 31, 2016, compared to 31.7% for the same period in 2015, due to similar reasons discussed above.

Total Selling Expenses

In the three months ended October 31, 2016, we had an increase of approximately $154,000, or 52.6% in selling expenses, as compared to the same period in 2015. The increase was primarily due to the approximately $25,000 increase in salary and commission, a $113,000 increase in shipping and freight fees, a $14,000 increase in marketing and promotion expenses, a $17,000 increase in adverting expenses, offset by approximately $13,000 decrease in sales meeting expense and a $2,000 decrease in office expense.

In the six months ended October 31, 2016, we had an increase of approximately $250,000, or 40.8% in selling expenses, as compared to the same period in 2015. The increase was primarily due to the approximately $151,000 increase in marketing and promotion expenses, a $155,000 increase in shipping and freight, increase of $15,000 in salary and commission, offset by a $35,000 decrease in advertising, a $14,000 decrease in sales meeting expense and a $22,000 decrease in China local sales taxes.

Total General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2016 increased by approximately $394,000, or 65.5% from the same period in 2015. The increase was primarily due to the increase of approximately $307,000 in employee stock-base compensation, $116,000 in bad debt expense, a $32,000 increase in salaries and wages, a $30,000 increase in office expense, a $24,000 increase in auto expense, a $5,000 increase in repairs and maintenance, a $4,000 increase in marketing expense, a $43,000 increase in travel expense and a $54,000 increase in product testing, offset by a decrease of approximately $64,000 in headquarter expense for professional consulting fees, a $12,000 decrease in property tax and other tax expenses, a $75,000 decrease in miscellaneous expense and a $70,000 decrease in depreciation and amortization expenses.

Total general and administrative expenses for the six months ended October 31, 2016 increased by approximately $651,000, or 49.0% from the comparable period in 2015. The increase was primarily due to the increase of approximately $613,000 in employee stock-base compensation, a $82,000 increase in bad debt expense, a $30,000 increase in office expense, a $29,000 increase in repairs and maintenance, a $57,000 increase in miscellaneous expense, a $20,000 increase in travel expense and a $50,000 increase in product testing, offset by a decrease of approximately $129,000 in headquarter expense for professional consulting fees, a $7,000 decrease in property tax and other tax expenses, a $8,000 decrease in meal and entertainment expense and a $86,000 decrease in depreciation and amortization expenses. The general and administrative expense as a percentage of revenue was 20.0% in the six months ended October 31, 2016 as compared to 16.5% in the same period in 2015.

Research and Development Expense

For the three and six months ended October 31, 2016, our research and development expenses amounted to approximately $70,000 and $109,000, as compared to $31,000 and $43,000 for the same period in 2015, respectively. The increase of $39,000 and $66,000 was primarily due to the increase in spending for third party technical consulting fees in the three and six months ended October 31, 2016.

Other Income (Expenses)

For the three months ended October 31, 2016, other expenses, net of other income, amounted to approximately $30,000, an increase of $17,000 as compared to the other expense, net of other income of $13,000 for the three months ended October 31, 2015. The increase was primarily attributable to a decrease in grant income of $106,000 and an increase in interest expense of 3,000 offset by an increase in other income of approximately $92,000.

For the six months ended October 31, 2016, other expenses, net of other income, amounted to approximately $52,000, an increase of $76,000 as compared to the other income, net of other expenses of $23,000 for the six months ended October 31, 2015. The increase was primarily attributable to an increase in interest expense in the amount of approximately $21,000 and a decrease in grant income of $217,000, offset by a decrease in interest expense - related party in the amount of approximately $16,000 and an increase in other income of approximately $147,000 primarily due to an export tax rebate.

Income tax expense

Income tax expense was approximately $0 and $0 for the three and six months ended October 31, 2016, respectively, as compared to $4,000 and $5,000 in the same periods in 2015. The decrease in income tax expense was attributable to the decrease in taxable income in PRC generated by both our Stevioside and Chinese Medicine operating entities.

Net Loss

Net loss in the three months ended October 31, 2016 was approximately $911,000, compared to the $405,000 in the three months ended October 31, 2015. The increase was primarily due to higher operating expenses mainly from higher selling expense and higher general and administrative expenses.

Net loss in the six months ended October 31, 2016 was approximately $1,745,000, compared to the $639,000 for the same period in 2015. The increase in net loss was primarily due to the decrease in revenue with related party, gross margin and other income, net of other expenses, as well as the higher operating expenses as discussed above.

Foreign currency translation adjustment

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $264,000 for the three months ended October 31, 2016, as compared to a foreign currency translation loss of $351,000 for the same period in 2015. We reported a foreign currency translation loss of $637,000 for the six months ended October 31, 2016, as compared to a foreign currency translation loss of $706,000 for the same in 2015. This non-cash loss had the effect of decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation loss, we had a higher comprehensive loss for the three months ended October 31, 2016 of $1,175,000, compared to $755,000 for the same in 2015. We had a comprehensive loss for the six months ended October 31, 2016 of $2,382,000, compared to $1,345,000 for the six months ended October 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At October 31, 2016, we had a working capital of $2.7 million, including cash of $421,801, as compared to working capital of $3.5 million and cash of $900,071 at April 30, 2016. The approximate $478,000 decrease in our cash at October 31, 2016 from April 30, 2016 is primarily attributable to net cash used in purchase of property and equipment to improve our productivity, as we generated revenue from increasing sales during the six months ended October 31, 2016. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $164,000 during the six months ended October 31, 2016. This decrease is primarily attributable to a decrease in accounts receivable, net of allowance for doubtful accounts, for related party sales of $563,000, offset by an increase in accounts receivable for third party sales of $399,000 in the six months ended October 31, 2016. The days for sales outstanding in accounts receivable decreased to 52 days as of October 31, 2016, as compared to 103 days as of April 30, 2016. The days for sales outstanding in accounts receivable for third party sales decreased to 33 days as of October 31, 2016, as compared to 54 days as of April 30, 2016. These decreases are due to our efficiency in collection efforts.

At October 31, 2016 inventories, net of reserve for obsolescence, totaled $8.2 million, as compared to $4.5 million as of April 30, 2016. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the six months ended October 31, 2016, these inventories have not yet been sold due to the market demands not raising as much as we predicted, however the current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were $10.8 million at October 31, 2016, an increase of approximately $3.9 million from April 30, 2016. The increase is primarily due to purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at October 31, 2016 and April 30, 2016 totaled approximately $2,359,000 and $2,263,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals and employees of Qufu Shangren, bearing the annual interest rate of 10%. The maturity dates of these loans payable range from October 5, 2016 to October 11, 2017.  During the three and six months ended October 31, 2016, the Company borrowed additional short-term loans of approximately $140,000 and $201,000, respectively.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $576,000 during the six months ended October 31, 2016, as compared to net cash provided by operating activities of $393,000 in the same period in 2015. The increase from cash used in operating activities was primarily due to depreciation and amortization expenses of approximately $849,000, allowance for doubtful accounts of $290,000, stock issued for services of $73,000, stock issued for employees' compensation of $613,000, $409,000 decrease in accounts receivable-related party, $4,136,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $1,745,000, $3,903,000 increase in inventories, $748,000 increase in accounts receivable, $418,000 increase in prepaid expense and other current assets and a $139,000 decrease in taxes payables.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

 Net cash used in investing activities amounted to approximately $148,000 during the six months ended October 31, 2016 due to purchases of property and equipment of $449,166, offset by the proceeds received from disposal of real estate investments of approximately $301,000.

Net cash used in investing activities amounted to $77,000 during the six months ended October 31, 2015 due to a $77,000 capital expenditures for property and equipment.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $275,000 in the six months ended October 31, 2016, primarily due to proceeds from short-term loan of approximately $201,000 and advances received from related party as working capital, net of repayments made to related party advances. During the six months ended October 31, 2016, we received advances from related parties totaling of approximately $2,036,000 for working capital purposes and we also made repayments to related parties of approximately $1,962,000.

Net cash used in financing activities amounted to approximately $384,000 in the six months ended October 31, 2015, due to advances received from related parties totaling of approximately $1,968,000 for working capital purposes, which offset by the repayments to related parties of approximately $2,353,000.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is a small equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2016.

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

	October 31, 2016	April 30, 2016
	(Unaudited)
China	$347,831	$900,071
United States	73,970	-
Total	$421,801	$900,071

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accepted accounting principles generally accepted U.S. ("U.S. GAAP").

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2016.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2016 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended October 31, 2016. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended October 31, 2016 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2016 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the most recent quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2016 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2016 Annual Report on Form 10-K.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: January 20, 2017	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: January 20, 2017	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer