Form 10-Q
period 2017-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2017-03-17
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 15, 2017, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2017 is referred to as "fiscal 2017" and the year ended April 30, 2016 is referred to as "fiscal 2016".  Also, the three month period ended January 31, 2017 is our third quarter and is referred to as the "third quarter of fiscal 2017". Likewise, the three month period ended January 31, 2016 is referred to as the "third quarter of fiscal 2016".

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

iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,003	$900,071
Accounts receivable, net of allowance for doubtful accounts of $1,185,676 and $1,202,610, respectively	2,762,722	2,099,503
Accounts receivable - related party	3,465,190	3,632,876
Inventories, net	7,509,136	4,526,580
Prepaid expenses and other current assets	2,909,881	2,787,371
Total Current Assets	16,816,932	13,946,401

Investment in real estate held for resale	-	311,467
Property and equipment, net	8,746,077	9,154,077
Intangible assets, net	189,685	433,565
Land use rights, net	1,872,741	2,032,693
Other long-term asset	1,163,908	2,092,778
Total Assets	$28,789,343	$27,970,981

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,638,362	$6,860,826
Loans payable	3,018,843	2,263,387
Due to related parties	1,047,070	1,277,248
Total Current Liabilities	14,704,275	10,401,461

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of January 31, 2017 and April 30, 2016, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(27,864,795)	(25,214,532)
Accumulated other comprehensive income	4,068,951	4,903,140
Total Stockholders' Equity	14,085,068	17,569,520
Total Liabilities and Stockholders' Equity	$28,789,343	$27,970,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016

Revenues	$4,280,956	$2,355,337	$10,653,073	$6,558,438
Revenues - related party	2,129,371	1,488,937	5,591,740	5,346,991
Total revenues	6,410,327	3,844,274	16,244,813	11,905,429
Cost of revenues	5,517,286	3,538,726	14,095,338	10,275,381

Gross profit	893,041	305,548	2,149,475	1,630,048

Operating expenses:
Selling expenses	518,153	404,145	1,380,363	1,016,452
General and administrative expenses	904,759	937,037	2,878,408	2,241,312
Loss on disposition of property and equipment	36,964	406,806	40,543	429,172
Research and development expenses	283,815	571,574	393,143	614,465
Total operating expenses, net	1,743,691	2,319,562	4,692,457	4,301,401

Loss from operations	(850,650)	(2,014,014)	(2,542,982)	(2,671,353)

Other income (expenses):
Other income (expenses)	45,224	(92,194)	162,874	(121,623)
Grant income	-	68,649	-	285,855
Interest income	118	24	578	780
Interest expense - related party	(38,207)	(31,708)	(96,320)	(105,420)
Interest expense	(62,169)	(30,271)	(174,414)	(121,728)

Total other income (expense)	(55,034)	(85,500)	(107,282)	(62,136)
		-
Loss before income taxes	(905,684)	(2,099,514)	(2,650,264)	(2,733,489)

Provision for income taxes	-	(70)	-	5,306

Net loss	$(905,684)	(2,099,444)	$(2,650,264)	$(2,738,795)

Comprehensive loss:
Net loss	$(905,684)	(2,099,444)	$(2,650,264)	$(2,738,795)

Foreign currency translation adjustment	(196,829)	(715,800)	(834,188)	(1,421,895)

Total comprehensive loss	$(1,102,513)	(2,815,244)	$(3,484,452)	$(4,160,690)

Net loss per common share:
Net loss per share - basic and diluted	$(0.005)	$(0.012)	$(0.015)	$(0.016)
Weighted average common shares outstanding - basic and diluted	182,066,546	179,673,909	182,066,546	176,653,636

The accompanying notes are an integral part of these condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,650,264)	$(2,738,795)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	992,590	1,155,418
Amortization of intangible assets	243,880	243,880
Amortization of land use right	39,398	42,036
Loss on disposition of property and equipment	40,543	429,172
Allowance for doubtful accounts	55,145	33,105
Stock issued for services	108,750	204,444
Stock issued for employees' compensation	920,001	301,875
Loss from sales of real estate investment held for resale	2,410	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(877,513)	(595,329)
Accounts receivable - related party	(47,363)	1,581,487
Inventories	(3,324,235)	(442,992)
Prepaid expenses and other current assets	(304,584)	(1,037,140)
Accounts payable and accrued expenses	3,968,486	1,496,715
Deferred grant income	-	(2,85,855)
Taxes payable	(144,194)	(78,544)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(976,950)	309,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(750,583)	(383,030)
Proceeds from disposal of real estate investment	297,513	-
NET CASH USED IN INVESTING ACTIVITIES	(453,070)	(383,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	909,302	-
Advance from related parties	2,595,313	6,683,822
Repayment of related party advances	(2,768,284)	(6,607,343)
NET CASH PROVIDED BY FINANCING ACTIVITIES	736,331	76,479

EFFECT OF EXCHANGE RATE ON CASH	(36,379)	(19,168)
NET DECREASE IN CASH	(730,068)	(16,241)
Cash at the beginning of year	900,071	241,967
Cash at the end of period	$170,003	$225,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,859	$1,002
Cash paid for interest	$96,320	$203,371
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$451,786	$24,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

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

Our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines., and subsidiaries included in continuing operations consisted of the following:

-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), a wholly owned subsidiary of Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), a wholly owned subsidiary of Qufu Natural Green;
-   Qufu Shengwang Stevia Biology and Science Co., Ltd. ("Qufu Shengwang"), a wholly owned subsidiary of Qufu Natural Green;
-   Sunwin Tech Group, Inc. ("Sunwin Tech"), a wholly owned subsidiary of Sunwin Stevia International; and
-   Sunwin USA, LLC. ("Sunwin USA"), a wholly owned subsidiary of Sunwin Stevia International.

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

On July 1, 2012, Qufu Shengwang entered into a Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. ("Hegeng"), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang's name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in the fertilizer market. Currently we plan to use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in the last quarter of fiscal 2014.

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
January 31, 2017

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
January 31, 2017

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2016 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three and nine months ended January 31, 2017 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries include the following:

-    Qufu Natural Green;
-    Qufu Shengren;
-    Qufu Shengwang;
-    Sunwin Tech; and
-    Sunwin USA

As reflected in the accompanying unaudited condensed consolidated financial statements, during the nine months ended January 31, 2017, the Company had a net loss of approximately $2,650,000 and net cash used in operations of approximately $977,000. At January 31, 2017, we had working capital of approximately $2,113,000, including cash of $170,000. We believe the Company has the ability to further implement its business plan, raise additional capital, generate more revenues, and collect receivables from the third party and related parties to increase the working capital. However, actual results could differ from our anticipation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2017, we held $125,668 of our cash and cash equivalents with commercial banking institutions in the PRC, and $44,335 with banks in the United States. As of April 30, 2016, we held $900,071 of our cash and cash equivalents with commercial banking institution in PRC, and $0 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2017. As of January 31, 2017 and April 30, 2016, bank deposits by geographic area were as follows:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

	January 31, 2017	April 30, 2016
	(Unaudited)
China	$125,668	$900,071
United States	44,335	-
Total	$170,003	$900,071

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. On January 31, 2017 and April 30, 2016, the allowance for doubtful accounts was $1,185,676 and $1,202,610, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At January 31, 2017 and April 30, 2016, the Company recorded a reserve for obsolete or slow-moving inventories of $101,317 and $107,658, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a disposition loss of $36,964 and $406,806, $40,543 and $429,172 for the three and nine months ended January 31, 2017 and 2016, respectively.

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
January 31, 2017

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on January 31, 2017 and April 30, 2016 amounted to $98,815 and $254,759, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

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

	Three Months Ended January 31,		Nine Months Ended January 31,
Numerator:	2017	2016	2017	2016
Net loss attributable to Sunwin Stevia International, Inc.	$(905,684)	$(2,099,444)	$(2,650,264)	$(2,738,795)
Numerator for basic EPS, loss applicable to common stock holders	$(905,684)	$(2,099,444)	$(2,650,264)	$(2,738,795)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	182,066,546	179,673,909	182,066,546	176,653,636
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	182,066,546	179,673,909	182,066,546	176,653,636
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.005)	$(0.012)	$(0.015)	$(0.016)

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

As of January 31, 2017	RMB 6.88 to $1.00
As of April 30, 2016	RMB 6.47 to $1.00

Nine months ended January 31, 2017	RMB 6.72 to $1.00
Nine months ended January 31, 2016	RMB 6.30 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended January 31, 2017 and 2016 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January 31, 2017, we had $125,668 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through January 31, 2017.

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

Pursuant to ASC 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the "measurement date." The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $283,815 and $571,574 for the three months ended January 31, 2017 and 2016; and $393,143 and $614,465 for the nine months ended January 31, 2017 and 2016, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $91,522 and $113,441 for the three months ended January 31, 2017 and 2016; and $342,913 and $209,830 for the nine months ended January 31, 2017 and 2016, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

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

NOTE 3 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

On August 25, 2011, Qufu Natural Green entered into an agreement with QufuJinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 ($546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 ($561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 ($1,684,122) and as a result, we recognized a gain of RMB 264,000 ($42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015.

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as QufuJinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $766,438). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $461,327) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB 2,000,000 (approximately $305,111) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB 2,000,000 on May 24, 2016. The Company has incurred a loss from sales of these remaining ten apartments of RMB16,000 (approximately $2,410) during the nine months ended January 31, 2017. As of January 31, 2017 and April 30, 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

NOTE 4 - INVENTORIES

At January 31, 2017 and April 30, 2016, inventories consisted of the following:

	January 31, 2017	April 30, 2016
	(unaudited)
Raw materials	$4,451,307	$2,287,572
Work in process	1,036,514	1,221,115
Finished goods	2,122,632	1,125,551
	7,610,453	4,634,238
Less: reserve for obsolete inventory	(101,317)	(107,658)
	$7,509,136	$4,526,580

NOTE 5 - PROPERTY AND EQUIPMENT

At January 31, 2017 and April 30, 2016, property and equipment consisted of the following:

	Estimated Life	January 31, 2017	April 30, 2016
		(unaudited)
Office equipment	1-10 Years	$88,132	$39,800
Auto and trucks	3-10 Years	480,710	492,620
Manufacturing equipment	2-20 Years	5,545,151	5,240,451
Buildings	5-30 Years	8,177,588	8,667,889
Construction in process		924,093	583,954
		15,215,674	15,024,714
Less: accumulated depreciation		(6,469,597)	(5,870,637)
		$8,746,077	$9,154,077

For the three months ended January 31, 2017 and 2016, depreciation expense totaled $332,714 and $435,804, of which $261,775 and $323,702 was included in cost of revenues, respectively, and of which $70,939 and $112,102 was included in general and administrative expenses, respectively. For the nine months ended January 31, 2017 and 2016, depreciation expense totaled $992,590 and $1,155,418, of which $763,806 and $817,965 was included in cost of revenues, respectively, and of which $228,784 and $337,453 was included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the three and nine months ended January 31, 2017 and 2016, amortization expense amounted to $81,294 and $243,880, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Intangible assets consisted of the following:

	Estimated Life	January 31, 2017	April 30, 2016
		(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,436,189)	(1,192,309)
Intangible assets, net		$189,685	$433,565

NOTE 7 - LAND USE RIGHTS

Land use right consisted of the following:

	Estimated Life	January 31, 2017	April 30, 2016
		(unaudited)
Land use right	45 Years	$2,309,171	$2,455,519
Less: accumulated amortization		(436,430)	(422,826)
		$1,872,741	$2,032,693

 In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended January 31, 2017 and 2016, amortization expense related to land use rights amounted to $12,812 and $13,628, respectively. For the nine month periods ended January 31, 2017 and 2016, amortization expense amounted to $39,398 and $42,036, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

On January 31, 2017 and April 30, 2016, we reported $3,465,190 and $3,632,876 in accounts receivable - related party, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended January 31, 2017 and 2016, we had revenue - related party of $2,129,371 and $1,488,937, respectively. For the nine months ended January 31, 2017 and 2016, we had revenue - related party of $5,591,740 and $5,346,991, respectively, from Qufu Shengwang Import and Export Corporation.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. During the three and nine months ended January 31, 2017 and 2016, we have accrued on interest expense related to due to related parties amounted to $38,207 and $31,708, and $96,320 and $105,420, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical., Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two loans with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $788,825 (RMB4,800,000) and $1,314,708 (RMB8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 7.65% per annum. On May 4, 2016, we have repaid one of these two loans, RMB4,800,000 with its accrued interests. On August 31, 2016, we received additional advances of $738,040 (RMB5,000,000) from the Pharmaceutical Corporation, at interest rate of 7.87% per annum. The other advances bear no interest and are payable on demand. On January 31, 2017, the balance we owed Qufu Shengwang Import Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. of $432,218 and $614,852, respectively. On April 30, 2016, the balance we owed Qufu Shengwang Import and Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. of $366,875 and $910,373, respectively. On January 31, 2017 and April 30, 2016, due to (from) related party activities consisted of the following:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Total
Balance due to related parties, April 30, 2016	$910,373	$366,875	$1,277,248
Working capital advances from related parties	2,254,362	340,951	2,595,313
Repayments	(2,462,285)	(305,999)	(2,768,284)
Effect of foreign currency exchange	(87,598)	30,391	(57,207)
Balance due to related parties, January 31, 2017	$614,852	$432,218	$1,047,070

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on January 31, 2017 and April 30, 2016 totaled $2,909,881 and $2,787,371, respectively. As of January 31, 2017, prepaid expenses and other current assets includes $1,363,316 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation, $36,250 prepayment for consultant's stock-based compensation and $283,647 for business related employees' advances. As of April 30, 2016, prepaid expenses and other current assets includes $1,220,523 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,371,667 prepayment for employees' stock-based compensation, and $195,181 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $306,667 and $920,001 as stock-based compensation expenses during three and nine months ended January 31, 2017, respectively. We also have recorded the remaining balance of the stock-based compensation of $2,555,554 as prepaid compensation, of which $1,226,668 included in prepaid expenses and other current assets and $1,022,220 included in the other long-term asset in the accompanying consolidated balance sheet at January 31, 2017.

On April 25, 2016, we entered into a one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as a prepaid payment of the consulting service fee, valued at $145,000, which included in the prepaid expenses and other current assets in the accompanying consolidated balance at April 30, 2016. We will amortize this prepaid consulting service fee through fiscal 2017 over twelve months. We have recorded $36,250 and $108,750 as stock-based compensation expense during the three and nine months ended January 31, 2017, respectively, and the balance of prepaid expense is $36,250 as of January 31, 2017.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center $601,604 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we originally expected to receive the refund during fiscal year 2014. We received a total refund of $459,916 as of January 31, 2017 and the remaining balance of $141,688 and $150,556 has been classified to other long-term asset at January 31, 2017 and April 30, 2016, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of January 31, 2017 and April 30, 2016:

Account	January 31, 2017	April 30, 2016
	(unaudited)
Accounts payable	$8,595,314	$4,869,026
Advanced from customers	84,015	10,042
Accrued salary payable	54,093	105,131
Tax payable	98,679	254,615
Deferred revenue	73,141	71,604
Other payable*	1,733,120	1,550,408
Total accounts payable and accrued expenses	$10,638,362	$6,860,826

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

* On January 31, 2017, other payables consists of commission payable of $111,374, general liability, worker's compensation, and medical insurance payable of $455,277; union and education fees payable of $281,126, consulting fee of $505,418, interest payables for short-term loans of $135,092, advanced from the employees of $220,667 and other miscellaneous payables of $24,166. On April 30, 2016, other payables consists of commission payable of $67,683; general liability, worker's compensation, and medical insurance payable of $439,706; accrued R&D payable of $78,794; consulting fee payable of $248,748, union and education fees payable of $297,728, interest payables for short-term loans of $72,731, advanced from the employees of $131,282 and other miscellaneous payables of $213,736.

NOTE 11 -LOAN PAYABLE

Loans payable consisted of short-term loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. At January 31, 2017 and April 30, 2016, short-term loans consisted of the following:

	January 31, 2017	April 30, 2016
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2016 with annual interest rate of 10% at October 6, 2015, which renewed for original RMB150,000 ($21,810) and the Company borrowed an additional RMB50,000 ($7,269) from Min Wu under the same terms on October 6, 2016 with new due date on October 5, 2017.	$29,079	$23,175
Loan from Weidong Cai, an employee of Qufu Shengren, due on September 21, 2016 with annual interest rate of 10% at September 22, 2015, which renewed for original RMB840,000 ($122,134) and the Company borrowed an additional RMB84,000 ($12,213) from Weidong Cai under the same terms on September 22, 2016 with new due date on September 21, 2017.	134,347	129,778
Loan from Jianjun Yan, non-related individual, due on October 6, 2015 with annual interest rate of 10% at October 7, 2014, which renewed on October 7, 2015 and October 7, 2016 with new due date on October 6, 2017.	945,083	1,004,232
Multiple loans from Jianjun Yan, non-related individual, due from October 5, 2016 through April 9, 2017, with annual interest rate of 10%, which were obtained during October 6, 2015 through April 10, 2016. RMB780,000 ($115,134) of the loan originally due on October 5, 2016 has been renewed for on the maturity date of October 6, 2016 with new due date on October 5, 2017.	840,397	892,995
Multiple loans from Jianjun Yan, non-related individual, due from June 19, 2017 through January 18, 2018, with annual interest rate of 10%, which were obtained during June 20, 2016 through January 19, 2017.	840,209	-
Loan from Junzhen Zhang, non-related individual, due on October 5, 2016, with annual interest rate of 10% at October 6, 2015, which renewed on October 6, 2016 with new due date on October 5, 2017.	21,810	23,175
Loan from Jian Chen, non-related individual, due on January 26, 2017, with annual interest rate of 10% at January 27, 2016, which renewed on January 25, 2017, with new due date on January 26, 2018.	106,140	112,783
Loan from Qing Kong, non-related individual, due on March 6, 2017, with annual interest rate of 10% at March 7, 2016.	58,159	61,799
Loan from Guihai Chen, non-related individual, due on March 10, 2017, with annual interest rate of 10% at March 11, 2016.	14,540	15,450
Loan from Weifeng Kong, non-related individual, due on November 28, 2017, with annual interest rate of 10% at November 29, 2016.	29,079	-
Total	$3,018,843	$2,263,387

For the three and nine months ended January 31, 2017 and 2016, interest expense related to short-term loans amounted to $62,169 and $30,271, and $174,414 and $121,728, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At January 31, 2017 and April 30, 2016, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 and 199,632,803 shares issued and outstanding at January 31, 2017 and April 30, 2016, respectively.

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

On December 1, 2015, we entered into three years employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we have recognized $306,667 and $920,001 as stock-based compensation expenses during three and nine months ended January 31, 2017, respectively. We also have recorded the remaining balance of the stock-based compensation of $2,555,554 as prepaid compensation, of which $1,226,668 included in prepaid expenses and other current assets and $1,022,220 included in the other long-term asset in the accompanying consolidated balance sheet at January 31, 2017.

On April 25, 2016, we entered into a one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as prepaid payment of the consulting service fee, valued at $145,000, which included in the prepaid expenses and other current assets in the accompanying consolidated balance at April 30, 2016. We will amortize this prepaid consulting service fee through fiscal 2017 over twelve months. We have recorded $36,250 and $108,750 as stock-based compensation expense during the three and nine months ended January 31, 2017, respectively, and the balance of prepaid expense is $36,250 as of January 31, 2017.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and nine months ended January 31, 2017 and 2016; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2017 and 2016 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Revenues:
Chinese medicine - third party	$859,933	$622,516	$2,240,055	$1,789,482
Chinese medicine - related party	-	-	-	-
Total Chinese medicine	859,933	622,516	2,240,055	1,789,482

Stevioside - third party	3,421,023	1,732,821	8,413,018	4,768,956
Stevioside - related party	2,129,371	1,488,937	5,591,740	5,346,991
Total Stevioside	5,550,394	3,221,758	14,004,758	10,115,947
Total segment and consolidated revenues	$6,410,327	$3,844,274	$16,244,813	$11,905,429

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Interest (expense) income:
Chinese medicine	$105	$33	$178	$168
Stevioside	(100,363)	(61,988)	(270,334)	(226,536)
Total segment and consolidated interest expense	$(100,258)	$(61,955)	$(270,156)	$(226,368)

Depreciation and amortization:
Chinese medicine	$70,011	$167,067	$218,060	$319,654
Stevioside	356,809	363,659	1,057,808	1,121,680
Total segment and consolidated depreciation and amortization	$426,820	$530,726	$1,275,868	$1,441,334

Income (loss) before income taxes:
Chinese medicine	$(38,147)	$(347,764)	$(188,043)	$(356,370)
Stevioside	(508,840)	(1,431,534)	(1,336,510)	(1,764,416)
Corporate and other	(358,697)	(320,216)	(1,125,711)	(612,703)
Total consolidated (loss) income before income taxes	$(905,684)	$(2,099,514)	$(2,650,264)	$(2,733,489)

	January 31, 2017	April 30, 2016
Segment tangible assets:	(Unaudited)
Chinese medicine	$1,439,498	$1,614,531
Stevioside	7,306,579	7,539,546
Corporate and other	-	-
Total consolidated assets	$8,746,077	$9,154,077

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On August 25, 2011, Qufu Natural Green entered into an agreement with QufuJinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet), for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 ($546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Company decided to award twenty apartment complex units, totaling 3,000 square meters (32,292 square feet), to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at the fair market price of RMB3,448 ($561) per square meter. Ms. Dongdong Lin, our Chief Executive Officer, received an apartment valued at $84,206 which was included in her fiscal 2015 compensation. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 ($1,684,122) and as a result, we recognized a gain of RMB 264,000 ($42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015.

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as QufuJinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $776,507). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $467,388) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $303,149) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016, and we recorded loss on disposal of real estate investments of $2,410 for the nine months ended January 31, 2017. As of January 31, 2017 and April 30, 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended January 31, 2017 and 2016, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended January 31, 2017		For the three months ended January 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	33.2%	-	38.7%
Total	-	33.2%	-	38.7%

For the nine months ended January 31, 2017 and 2016, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the nine months ended January 31, 2017		For the nine months ended January 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	34.4%	-	52.9%
Shandong Yidatong Enterprise Service Co., Ltd	-	14.1%	-	-
Guangdong Tengjun Veterinary Medicine Co., Ltd	-	-	10.3%	-
Beijing Haomiao Huifeng Pharmaceutical Co., Ltd	-	-	10.7%	-
Total	-	48.5%	21.0%	52.9%

(1)	Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.

(ii)    Vendor Concentrations

For the three months ended January 31, 2017 and 2016, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended January 31, 2017		For the three months ended January 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Yandun Stevia Corp	-	18.7%	-	-
Juiqian Shengwang Corp.	-	15.9%	-	32.7%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	13.6%	-	10.6%
Total	-	48.2%	-	10.6%

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

For the nine months ended January 31, 2017 and 2016, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the nine months ended January 31, 2017		For the nine months ended January 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Sishui Ruijin Pharmaceutical Co., Ltd	-	-	22.2%	-
Dongtai Yandun Stevia Corp	-	13.0%	-	14.8%
Dongtai Jiangrongfeng Stevia Corp	-	12.0%	-	-
Juiqian Shengwang Corp.	-	-	-	23.9%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	21.3%	-	18.6%
Total	-	46.3%	22.2%	57.3%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At January 31, 2017, we had $125,668 of cash balance held in PRC banks, and $44,335 with banks in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through January 31, 2017.

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

Recent Developments

We are planning to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2016 and the three quarters of fiscal 2017, we have invested approximately $402,000 and $751,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic and has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment never before used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

In an effort to meet the international food safety standards mandated by larger consumer product companies that we expect to target as customers in the future, we have made capital investments to enhance our manufacturing facilities, equipment and documentation systems, changed certain manufacturing processes and carried out additional personnel training in order to meet these standards.  These investments allowed us to meet the HACCP System Certification, ISO 9001:2008 Certification and ISO 22000:2005 Food Safety Certification. We obtained these certifications in November 2010.

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

OUR PERFORMANCE

Our revenues totaled $6.4 million in the three months ended January 31, 2017, an increase of 66.8% from the same period in 2016, and our gross margin increased to 13.9% from 8.0% compared to the same period in 2016. Our sales revenues, excluding revenues from related party, increased by 81.8 % in the three months ended January 31, 2017 as compared to the same period in 2016. Revenues from related parties also increased by 43.0% in the three months ended January 31, 2017 compared to the same period in 2016. Our operating expenses in the three months ended January 31, 2017 decreased by 24.8% compared to the same period in 2016. Our net loss for the three months ended January 31, 2017 was approximately $906,000 as compared to $2,099,000 for the same period in 2016.

Our revenues totaled $16.2 million during the nine months ended January 31, 2017, an increase of 36.5% as compared with the same period in 2016, while our gross margin decreased to 13.2% from 13.7%. Our total operating expenses in the nine months ended January 31, 2017 increased by approximately $391,000 or 9.1% compared to the same period in 2016, primarily due to an increase of approximately $364,000 and $678,000, or 35.8% and 30.2% in selling expense and general and administrative expense, respectively, offset a decrease of approximately $221,000 or 36.0% in research and development, and a decrease of approximately $429,000 or 100.0% in loss on disposition of property and equipment. Our net loss for the nine months ended January 31, 2017 was approximately $2,650,000, a decrease compared to $2,733,000 in the same period in 2016.

Our operating performance for the three and nine months ended January 31, 2017 was primarily driven by an increase of 72.3% and 38.4% in sales revenue from our Stevioside segment, and an increase of 38.1% and 25.2% in sales revenue from our Chinese medicine segment, compared to the same period in 2016. Total operating expenses of our Stevioside segment and Chinese medicine segment in the three and nine months ended January 31, 2017 decreased (increase) by 15.9% and (3.6)%, 70.5% and 24.1% compared to the same period in 2016, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2017 and 2016:

For the Three Months ended January 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$859,933	100.0%	$5,550,394	100.0%	$-	$6,410,327	100.0%
Cost of revenues	737,032	85.7%	4,780,254	86.1%	-	5,517,286	86.1%
Gross profit	122,901	14.3%	770,140	13.9%	-	893,041	13.9%
Loss on disposition of property and equipment	-	-	36,964	0.7%	-	36,964	0.6%
Research and development expenses	-	-	283,815	5.1%	-	283,815	4.4%
Other operating expenses	160,528	18.7%	902,352	16.3%	360,032	1,422,912	22.2%
Other expense	(520)	(0.1)%	(55,849)	(1.0)%	1,335	(55,034)	(0.9)%
Loss before income taxes	$(38,147)	(4.4)%	$(508,840)	(9.2)%	$(358,697)	$(905,684)	(14.1)%

For the Three Months ended January 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$622,516	100.0%	$3,221,758	100.0%	$-	$3,844,274	100.0%
Cost of revenues	425,283	68.3%	3,113,443	96.6%	-	3,538,726	92.1%
Gross profit	197,233	31.7%	108,315	3.4%	-	305,548	8.0%
Loss on disposition of property and equipment	239,673	38.5%	167,133	5.2%	-	406,806	10.6%
Research and development expenses	-	-	571,574	17.7%	-	571,574	14.9%
Other operating expenses	304,733	49.0%	716,233	22.2%	320,216	1,341,182	34.9%
Other income (expense)	(591)	(0.1)%	(84,909)	(2.6)%	-	(85,500)	(2.2)%
Income (loss) before income taxes	$(347,764)	(55.9)%	$(1,431,534)	(44.4)%	$(320,216)	$(2,099,514)	(54.6)%

The following table summarizes our results from operations for the nine month periods ended January 31, 2017 and 2016.

For the Nine Months ended January 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$2,240,055	100.0%	$14,004,758	100.0%	$-	$16,244,813	100.0%
Cost of revenues	1,725,719	77.0%	12,369,619	88.3%	-	14,095,338	86.8%
Gross profit	514,336	23.0%	1,635,139	11.7%	-	2,149,475	13.2%
Loss on disposition of property and equipment	-	-	40,543	0.3%	-	40,543	0.3%
Research and development expenses	-	-	393,143	2.8%	-	393,143	2.4%
Other operating expenses	701,225	31.3%	2,430,500	17.4%	1,127,046	4,258,771	26.2%
Other expense	(1,153)	(0.1)%	(107,464)	(0.6)%	1,335	(107,282)	(0.7)%
Loss before income taxes	$(188,043)	(8.4)%	$(1,336,510)	(9.5)%	$(1,125,711)	$(2,650,264)	(16.3)%

For the Nine Months ended January 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,789,482	100.0%	$10,115,947	100.0%	$-	$11,905,429	100.0%
Cost of revenues	1,221,820	68.3%	9,053,561	89.5%	-	10,275,381	86.3%
Gross profit	567,662	31.7%	1,062,386	10.5%	-	1,630,048	13.7%
Loss on disposition of property and equipment	239,673	13.4%	189,499	1.9%	-	429,172	3.6%
Research and development expenses	-	-	614,465	6.1%	-	614,465	5.2%
Other operating expenses	684,258	38.2%	1,960,803	19.4%	612,703	3,257,764	27.4%
Other income (expenses)	(101)	-	(62,035)	(0.6)%	-	(62,136)	(0.5)%
Income (loss) before income taxes	$(356,370)	(19.9)%	$(1,765,416)	(17.5)%	$(612,703)	$(2,733,489)	(23.0)%

Revenues

Total consolidated revenue in the three months ended January 31, 2017 increased by approximately 66.8% as compared to the same period in 2016.  Stevioside revenues, which accounts for 86.6% and 83.8% of our total revenues in the three months ended January 31, 2017 and 2016, respectively, increased by approximately 72.3%, while Chinese medicine revenues increased by approximately $237,000 or 38.1%.

Within our Stevioside segment, revenues from sales to third parties increased by 97.4% and sales to the related party increased by 43.0% in the three months ended January 31, 2017, as compared to the same period in 2016. Total revenues in the nine months ended January 31, 2017 increased by approximately 36.5% as compared to the same period in 2016.  Stevioside revenues, which accounts for 86.2% and 85.0% of our total revenues in the nine months ended January 31, 2017 and 2016, respectively, increased by approximately 38.4%, and Chinese medicine revenues increased by approximately $451,000 or 25.2%.

We have been trying to develop our domestic market and decrease the dependence of our sales to related parties. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, newly launched products including A3-99 and enzyme treated stevia have been well accepted by the markets, especially in the U.S., where the adoption rate for stevia in food and beverage has been slower than expected. During the three months ended January 31, 2017, within our Stevioside segment, we produced 158 metric tons, an increase of 81.6% as compared to 87 metric tons during the same period in 2016 and the average unit price of our stevia products has increased by 1.7%. We generated revenue from the new launched products including A3-99 and the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 20.6% and 21.1% of total Stevioside segment revenues in the three months ended January 31, 2017 and 2016, respectively.

Total revenues in the nine months ended January 31, 2017 increased by approximately 36.5% as compared to the same period in 2016.  Stevioside revenues, which accounts for 86.2% and 85.0% of our total revenues in the nine months ended January 31, 2017 and 2016, respectively, increased by approximately 38.4%, and Chinese medicine revenues increased by approximately $451,000 or 25.2%. During the nine months ended January 31, 2017, within our Stevioside segment, we also increased our sales volume by approximately 129 tons, a 55.7% increase; the average unit price of our stevia products was increased by 0.8%, as compared to the same period in 2016. Stevioside revenues from sales to third parties increased by 76.4% while sales to the related party increased by 4.6% in the nine months ended January 31, 2017, as compared to the same period in 2016 primarily due an increasing demand from the domestic market and our effort to on developing sales in the domestic market.

We believe that the increase of sales revenue in Chinese Medicine segment is primarily due to the increase of average unit price in the three and nine months ended by January 31, 2017, as compared to the same period in 2016. We expect demand to increase in the future as we expand our client base; however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended January 31, 2017 increased by 55.9% as compared to the same period in 2016. Cost of revenues as a percentage of revenues decreased to 86.1% from 92.1%, comparing the same period in 2016. Gross margin from the Stevioside segment for the three months ended January 31, 2017 was 13.9%, as compared to 3.4% for the same period of fiscal 2016. The higher gross margin for Stevioside was primarily due to the lower cost of raw materials during the period, as compared with the same period in 2016. Gross margin from the Chinese Medicine segment was 14.3% in the three months ended January 31, 2017, compared to the 31.7% in the same period in 2016. The lower gross margin for Chinese Medicines was primarily due to high market competition with lower sales price and higher raw material costs. We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and improved. Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty the costs of our raw material and their impact on gross margin in future periods. Our consolidated gross margin for the three months ended January 31, 2017 was 13.9%, as compared to 8.0% in the same period in 2016.

The consolidated gross margin for the nine months ended January 31, 2017 decreased to 13.2%, compared to 13.7% for the same period in 2016. Gross margin in the Stevioside segment increased during the nine months ended January 31, 2017 to 11.7%, compared to 10.5% for the same period in 2016. The increase was primarily due to the lower raw material costs during the period compared with the same period in 2016. The Chinese medicine segment gross margin decreased to 23.0% in the nine months ended January 31, 2017, compared to 31.7% for the same period in 2016, due to similar reasons discussed above.

Total Selling Expenses

In the three months ended January 31, 2017, we had an increase of approximately $114,000, or 28.2% in selling expenses, as compared to the same period in 2016. The increase was primarily due to the approximately $101,000 increase in marketing and promotion expenses, a $67,000 increase in advertising and a $2,000 increase in office expense, offset by a $29,000 decrease in salary and commission, a $22,000 decrease in shipping and freight fees and a $5,000 decrease in travel expense.

In the nine months ended January 31, 2017, we had an increase of approximately $364,000, or 35.8% in selling expenses, as compared to the same period in 2016. The increase was primarily due to the approximately $252,000 increase in marketing and promotion expenses, a $133,000 increase in shipping and freight, and a $32,000 increase in advertising, offset by a $14,000 decrease in salary and commission, a $14,000 decrease in sales meeting expense and a $25,000 decrease in China local sales taxes.

Total General and Administrative Expenses

Our general and administrative expenses for the three months ended January 31, 2017 decreased by approximately $32,000, or 3.5% from the same period in 2016. The decrease was primarily due to the decrease of approximately of $115,000 in bad debt expense, a $30,000 decrease in office expense, a $36,000 decrease in consulting and service fees, an $18,000 decrease in product testing and a $153,000 decrease in miscellaneous expense, offset by a $102,000 increase in employee stock-base compensation, a $35,000 increase in salaries and wages, a $133,000 increase in repairs and maintenance, a $11,000 increase in training fees, a $8,000 increase in marketing expense, a $19,000 increase in travel expense, and a $12,000 increase in depreciation and amortization expenses.

Total general and administrative expenses for the nine months ended January 31, 2017 increased by approximately $637,000, or 28.4% from the comparable period in 2016. The increase was primarily due to the increase of approximately $716,000 in employee stock-base compensation, a $43,000 increase in salaries and wages, a $180,000 increase in repairs and maintenance, a $38,000 increase in travel expense and a $32,000 increase in product testing and a $35,000 consulting and service fees, offset by a decrease of approximately $184,000 in headquarter expense for professional consulting fees, a $15,000 decrease in property tax and other tax expenses, a $14,000 decrease in meal and entertainment expense, a $33,000 decrease in bad debt expense, a $74,000 decrease in depreciation and amortization expenses and a $87,000 decrease in miscellaneous expenses. The general and administrative expense as a percentage of revenue was 17.7% in the nine months ended January 31, 2017 as compared to 18.8% in the same period in 2016.

Loss on Disposition of Property and Equipment

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in the nine months ended January 31, 2017 and 2016, we determined that some of our equipment needed to be replaced or otherwise removed from service. As a result, we disposed of these assets and recorded a loss on disposal approximately of $37,000 and $41,000, as compared to $407,000 and $429,000 in the three and nine months ended January 31, 2017 and 2016, respectively.

Research and Development Expense

For the three and nine months ended January 31, 2017, our research and development expenses amounted to approximately $284,000 and $393,000, as compared to $572,000 and $614,000 for the same period in 2016, respectively. The decrease of $288,000 and $221,000 was primarily due to the decrease in spending for third party technical consulting fees in the three and nine months ended January 31, 2017, respectively.

Other Income (Expenses)

For the three months ended January 31, 2017, other expenses, net of other income, amounted to approximately $55,000, a decrease of $30,000 as compared to the other expense, net of other income of $86,000 for the three months ended January 31, 2017. The increase was primarily attributable to a decrease in grant income of $69,000 and an increase in interest expense of 38,000 offset by an increase in other income of approximately $137,000.

For the nine months ended January 31, 2017, other expenses, net of other income, amounted to approximately $107,000, an increase of $45,000 as compared to the other expenses, net of other income of $62,000 for the nine months ended January 31, 2017. The increase was primarily attributable to an increase in interest expense in the amount of approximately $53,000 and a decrease in grant income of $286,000, offset by a decrease in interest expense - related party in the amount of approximately $9,000 and an increase in other income, net of expenses in the amount of approximately $284,000, which is primarily due to an export tax rebate.

Income tax expense

Income tax expense was approximately $0 and $0 for the three and nine months ended January 31, 2017, respectively, as compared to $70 and $5,000 in the same periods in 2016. The decrease in income tax expense was attributable to the decrease in taxable income in PRC generated by both our Stevioside and Chinese Medicine operating entities.

Net Loss

Net loss in the three months ended January 31, 2017 was approximately $906,000, compared to the $2,100,000 in the three months ended January 31, 2017. The decrease was primarily due to higher gross profit and the lower operating expenses with the lower other expenses.

Net loss in the nine months ended January 31, 2017 was approximately $2,650,000, compared to the $2,733,000 for the same period in 2016. The decrease in net loss was primarily due to the increase in revenue with third party and gross margin, offset by the higher operating expenses and net of other expenses as discussed above.

Foreign currency translation adjustment

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $197,000 for the three months ended January 31, 2017, as compared to a foreign currency translation loss of $716,000 for the same period in 2016. We reported a foreign currency translation loss of $834,000 for the nine months ended January 31, 2017, as compared to a foreign currency translation loss of $1,422,000 for the same in 2016. This non-cash loss had the effect of decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation loss, we had a higher comprehensive loss for the three months ended January 31, 2017 of $1,103,000, compared to $2,815,000 for the same in 2016. We had a comprehensive loss for the nine months ended January 31, 2017 of $3,484,000, compared to $4,161,000 for the nine months ended January 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2017, we had a working capital of $2.1 million, including cash of $170,003, as compared to working capital of $3.5 million and cash of $900,071 at April 30, 2016. The approximate $730,000 decrease in our cash at January 31, 2017 from April 30, 2016 is primarily attributable to net cash used in purchase of property and equipment to improve our productivity, as we generated revenue from increasing sales during the nine months ended January 31, 2017. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $496,000 during the nine months ended January 31, 2017. This increase is primarily attributable to an increase in accounts receivable, net of allowance for doubtful accounts, for third party sales of $663,000, offset by a decrease in accounts receivable for related party sales of $168,000 in the nine months ended January 31, 2017. The days for sales outstanding in accounts receivable decreased to 34 days as of January 31, 2017, as compared to 103 days as of April 30, 2016. The days for sales outstanding in accounts receivable for third party sales decreased to 21 days as of January 31, 2017, as compared to 54 days as of April 30, 2016. These decreases are due to our efficiency in collection efforts.

At January 31, 2017 inventories, net of reserve for obsolescence, totaled $7.5 million, as compared to $4.5 million as of April 30, 2016. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the nine months ended January 31, 2017, these inventories have not yet been sold due to the market demands not raising as much as we predicted, however the current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were $10.6 million at January 31, 2017, an increase of approximately $3.8 million from April 30, 2016. The increase is primarily due to purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at January 31, 2017 and April 30, 2016 totaled approximately $3,019,000 and $2,263,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals and employees of Qufu Shangren, bearing the annual interest rate of 10%. The maturity dates of these loans payable range from October 5, 2017 to January 18, 2018.  During the three and nine months ended January 31, 2017, the Company borrowed additional short-term loans of approximately $708,000 and $909,000, respectively.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $977,000 during the nine months ended January 31, 2017, as compared to net cash provided by operating activities of $309,000 in the same period in 2016. The increase from cash used in operating activities was primarily due to depreciation and amortization expenses of approximately $1,276,000, loss on disposition of property and equipment of 41,000, loss from sales of real estate investment held for resale of 2,410, allowance for doubtful accounts of $55,000, stock issued for services of $109,000, stock issued for employees' compensation of $920,000, $3,968,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $2,650,000, $3,324,000 increase in inventories, $878,000 increase in accounts receivable, $47,000 increase in accounts receivable-related party, $305,000 increase in prepaid expense and other current assets and a $144,000 decrease in taxes payables.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

 Net cash used in investing activities amounted to approximately $453,000 during the nine months ended January 31, 2017 due to purchases of property and equipment of $751,000, offset by the proceeds received from disposal of real estate investments of approximately $298,000.

Net cash used in investing activities amounted to $383,000 during the nine months ended January 31, 2016 due to a $383,000 capital expenditures for property and equipment.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $736,000 in the nine months ended January 31, 2017, primarily due to proceeds from short-term loan of approximately $909,000 and advances received from related party as working capital, net of repayments made to related party advances. During the nine months ended January 31, 2017, we received advances from related parties totaling of approximately $2,596,000 for working capital purposes and we also made repayments to related parties of approximately $2,768,000.

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

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is a small equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2017.

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

	January 31, 2017	April 30, 2016
	(Unaudited)
China	$125,668	$900,071
United States	44,335	-
Total	$170,003	$900,071

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2017.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of January 31, 2017 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended January 31, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended January 31, 2017 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2017 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the most recent quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 17, 2017	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 17, 2017	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer