Form 10-K
period 2017-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2017-07-31
CIK 806592

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (-232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (- 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] Emerging growth company [ ]	Smaller reporting company [X]

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value on October 31, 2016 was $13,406,525.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 28, 2017 there were 199,632,803 shares of the registrant's common stock issued and outstanding.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2016 is referred to as "fiscal 2016", the fiscal year ended April 30, 2017 is referred to as "fiscal 2017", and the coming fiscal year ending April 30, 2018 is referred to as "fiscal 2018."

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

-	"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang;
-	"Shandong Group" refers to Shandong Shengwang Group Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and
-	Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd.

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

During fiscal 2017 and 2016, our operations were organized into two operating segments related to our product lines:

-	Stevioside, and
-	Chinese medicines.

STEVIOSIDE - A NATURAL SWEETENER

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. In fiscal years 2017 and 2016, our Stevioside segment generated revenues of $16.5 million and $15.6 million, representing 85% and 87% of our total consolidated revenues, respectively.

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

Worldwide use of Stevioside and Related Approvals

Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets. Stevioside can be used to replace sugar in beverages and foods, including those that require baking or cooking where man-made chemical based sweetener replacements are not suitable. Stevioside may be used in a wide variety of consumer products including soft drinks, vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products in the United States, Japan, Korea, China, Taiwan, India, Indonesia, Israel, Germany, France, Brazil, Paraguay, Malaysia, Russia, Switzerland, Australia and New Zealand.

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

On March 23, 2010, we received a "no objection letter" from the U.S. Food and Drug Administration ("FDA") regarding our request for FDA Generally Recognized As Safe (GRAS) status on five of our stevia extract products, including Rebaudioside A 98, Rebaudioside A 95, Rebaudioside A 80, Rebaudioside A 60, and Stevioside 90 Stevia Extracts. The FDA affirmed GRAS status confirms that these stevia extracts are considered safe for use as a general purpose sweetener in foods, excluding meat and poultry products. This affirmation was based on our conclusion, which is supported by the extensive independent review of our production processes and the overall quality of these stevia products by a panel of qualified scientists.

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

In fiscal 2017, we have obtained certification of National Organic Program (NOP Certificate No: 50OP16SH0206 and NO: 50OP16SH0223) and certification of non-genetically modified organisms ("Non-GMO") with the ID number of 52462. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors, who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients.

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

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor foreign trade companies. Our top 10 customers accounted for 56.4% of our sales in the Stevioside segment in fiscal 2017. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd., a related party, accounted for 30.25% and 48.3% respectively, of our stevioside sales in fiscal 2017 and fiscal 2016. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries. We generated approximately $370,000 and $328,000 in revenue from producing over 3.9 metric tons and 3.3 metric tons of A3-99 in fiscal 2017 and 2016, respectively.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries. We generated approximately $2,231,000 and $3,571,000 in revenue from producing over 47.1 metric tons and 69.9 metric tons of Enzyme treated stevia in fiscal 2017 and 2016, respectively.

In fiscal 2016 and 2017, we have invested over one million dollars, including cash investments of $700,000 and $402,000 in fiscal 2017 and fiscal 2016, respectively, to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment and a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as a scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

We set our production schedules based on the market demand and our capacity. Our total stevioside production capacity is approximately 1,200 metric tons annually which we believe is sufficient to meet demand.  In fiscal 2017, we manufactured approximately 829 metric tons of stevioside, an increase of 253 metric tons from the prior year, to better supply the market demand.

CHINESE MEDICINE SEGMENT

In our Chinese medicine segment, we manufacture and sell traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. In fiscal 2017 and 2016, this segment generated revenues of $2.9 million and $2.4 million, representing 15% and 13% of our total consolidated revenues, respectively. In fiscal 2017, we generated the revenue from the top five products represented approximately 49% of the total sales of our Chinese medicine segment.

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

We manufactured and sold approximately 214 different extracts in fiscal 2017, compared to 199 different extracts in fiscal 2016. These extracts, can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers. In fiscal years 2017 and 2016, we have no customer accounted for 10% or more of the Company's revenue. We do not have contracts with our customers and sales are made under a purchase order arrangement. We deliver upon the acceptance of a purchase order with no deposit required. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

NEW PRODUCT DEVELOPMENT

    We engage in new product developments through our internal research facilities, industry consultants and specialists to provide research and development for the planting of stevia plants, the development of biological methods to improve lower-grade stevia product to higher grade stevia, and applying biological method to change the taste of stevia to meet market demand.  We are in partnership with a number of research facilities in the PRC including:

-	We are working with a Jiangsu enzyme preparation company, to provide research and development for some of the enzyme modification products in order to produce better taste products; and
-	Shandong Chinese Medicine University.

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. In fiscal 2017 and fiscal 2016 we spent approximately $493,000 and $836,000, respectively, on research and development.

In fiscal 2016 and 2017, we have invested over one million dollars, including cash investments of $700,000 and $402,000 in fiscal 2017 and in fiscal 2016, respectively, to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

Pursuant to the terms of the securities purchase agreement, we converted our Sunwin Stevia International subsidiary into a limited liability company called Sunwin USA. In exchange for our contribution of Sunwin Stevia International's capital, we received 5,500 membership units in Sunwin USA, representing a 55% interest after giving effect to the issuance of 4,500 membership units to WILD Flavors. In addition, WILD Flavors provided sales, marketing, logistics and supply chain management, product development and regulatory services to Sunwin USA over a period of two years beginning on February 5, 2009. We valued the services at $1,000,000 over the two year period.  WILD Flavors agreed to act as the sole manager of Sunwin USA and is responsible for all of its business and affairs. WILD Flavors has the right of first refusal to purchase additional membership units in Sunwin USA at $222.22 per unit to provide any additional capital required by Sunwin USA as mutually determined by us and WILD Flavors.

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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. At the end of fiscal year 2016, we have received the notice for termination from WILD. In fiscal year 2017, WILD still is one of our customers keeping to purchase enzyme treated products from us.

EMPLOYEES

As of July 21, 2017, we have 262 full time employees. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally works in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

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

RISKS RELATED TO OUR COMPANY

FOR THE FISCAL YEAR ENDED APRIL 30, 2017, WE INCURRED NET LOSS OF $3.9 MILLION, WE CANNOT ASSURE YOU THAT OUR LOSSES WILL NOT CONTINUE AND WE BELIEVE THAT THESE MATTERS RAISE SUBSTANTIAL DOUBLE ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR THE NEXT TWELVE MONTHS FROM THE ISSUANCE DATE OF THIS REPORT.

    Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in our accompanying consolidated financial statements, we have incurred a net loss of $3,898,024 for the fiscal year ended April 30, 2017. The net cash used in operations were $4,547,838 for the fiscal year ended April 30, 2017. Additionally, we have an accumulated deficit of $29.1 million as of April 30, 2017, the cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report.  Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending April 30, 2018.

    We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from third parties, related party and bank loans, however, there is no assurance that we will be able to continue to do so and on satisfactory terms and conditions. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

    Our independent auditors have indicated in their report on our April 30, 2017 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We have a significant accumulated deficit, incurred recurring losses and generated negative cash flow from operating activities. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent on our ability to ultimately achieve profitable operations, or become cash flow positive, or raise additional capital from debt and or equity.  However, we cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional capital and or if any will be available to us on satisfactory terms and conditions.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevia used to make stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our cost of sales as a percentage of revenues was 85% and 89% in fiscal 2017 and fiscal 2016, respectively, and we may experience significantly higher costs in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential raw material price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTION CAN MATERIALLY IMPACT OUR INCOME (LOSS) FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The loss from the foreign exchange transaction was approximately $859,000 and $1,083,000 in fiscal 2017 and fiscal 2016, respectively. The recording of these non-cash gain and loss, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH STOCKHOLDERS MAY HAVE LESS PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

The Sarbanes-Oxley Act of 2002 and other federal legislation have resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE MTK LLC or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, the adoption of a code of ethics and the adoption of a related persons transaction policy. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit committee or other independent committees of our board of directors as we presently do not have any independent directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors and our lack of independent directors, decisions concerning matters such as the terms of related party transactions, the amount of management fee paid to a related party, compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR ACCOUNTING PERSONNEL HAVE LIMITED EXPERIENCE WITH U.S. GAAP AND WE ARE DEPENDENT UPON THE SERVICES OF CDI TO ENSURE THAT OUR FINANCIAL STATEMENTS ARE PROPERLY PREPARED.

Although our Chief Financial Officer and members of our accounting staff have significant experience with the application of accounting principles and the relevant financial regulations applicable to enterprises established in the PRC, these individuals have limited experience in the application of U.S. GAAP. Since 2005, CD International Enterprises, Inc. ("CDI") has been providing various accounting and other corporate management services to us and we are materially dependent upon this firm to assist us in the preparation of our financial statements and reports we file with the Securities and Exchange Commission. If we were to lose the services of CDI, or any similar firm which we may engage in the future, our ability to prepare our financial statements in conformity with U.S. GAAP and to timely file our annual and quarterly reports with the Securities and Exchange Commission would be materially and adversely impacted.  If we are unable to properly and timely file these reports, our common stock would be removed from quotation on the OTC Markets and we could become subject to an enforcement action by the Securities and Exchange Commission.

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

ERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

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

At July 28, 2017 we had 199,632,803 shares of common stock outstanding, of which approximately 77,755,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, including our traditional Chinese medicine facilities which were moved from 6 Youpeng Road of Qufu City to Shuyuan Economic Zone since fiscal 2016.

In October 2002 Qufu Natural Green entered into a lease agreement with Pharmaceutical Corporation, an affiliate, which covers the approximately 54,000 square-foot facility used in our traditional Chinese medicine business. The lease expired on October 1, 2012; after that, Pharmaceutical Corporation allowed Qufu Natural Green to use the facility until further agreement was reached. In February 2015, following the decision not to enter into a new agreement with for the prior facility, Qufu Natural Green moved its traditional Chinese medicine facilities to our existing location in Shuyuan Economic Zone after payment of $30,120 as a lump sum rent compensation for the additional usage of the facility prior to moving out to Shengwang Pharmaceutical Corporation.

Our principal executive offices and stevioside manufacturing facility is approximately 64,000 square feet and situated on land to which we hold land use rights. The land use rights expire on March 14, 2054.

Qufu Shengwang owns an 89,000 square-foot facility which includes 30,000 square feet of manufacturing space, a 21,500 square feet warehouse and 38,000 square feet of office space. Qufu Shengwang occupies this facility pursuant to land use rights which expire in March 2054.

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

On August 25, 2011, Qufu Natural Green entered into an agreement with Qufu Jinxuan Real Estate Development Co., Ltd., an unaffiliated third party, to purchase thirty apartment units in China for investment. The total area of the apartment complex units is 4,500 square meters (48,438 square feet) for a total purchase price of RMB15,120,000 (approximately $2,484,799) (the "Purchase Price"), at RMB 3,360 (US$546) per square meter. The Company prepaid 80% of the Purchase Price, approximately $1,987,839, upon signing the agreement on August 25, 2011, and we classified investment in real estate held for resale as a long-term asset since we did not plan on selling the apartment units during the one year period. On February 9, 2015, the Board of Directors decided to award twenty apartment units, totaling 3,000 square meters (32,292 square feet) to certain management personnel and outstanding performers in our technical team for their past contribution made to the Company, which also served as an incentive to stimulate improvement in performance of other employees and attract future talents to serve the Company. These apartment units are valued at fair market price of RMB3,448 (US$561) per square meter. Total non-cash employees' compensation / bonus recorded for this reward amounted to RMB10,344,000 (US$1,684,122) and as a result, we recognized a gain of RMB 264,000 (US$42,989) from the excess fair value of these twenty apartment units transferred to these employees. The non-cash employees' compensation / bonus has been classified and included in the general and administrative expenses in the consolidated statements of operations and comprehensive loss for the fiscal year ended April 30, 2015.

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as Qufu Jinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $776,507). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $467,388) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $309,119) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016 and we recorded a loss on disposal of real estate investments of $2,367 in fiscal 2017. As of April 30, 2017 and 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

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

	High	Low
Fiscal 2017
May 1, 2016 through July 31, 2016	$0.16	$0.12
August 1, 2016 through October 31, 2016	$0.16	$0.09
November 1, 2016 through January 31, 2017	$0.15	$0.07
February 1, 2017 through April 30, 2017	$0.15	$0.08

Fiscal 2016
May 1, 2015 through July 31, 2015	$0.38	$0.19
August 1, 2015 through October 31, 2015	$0.28	$0.15
November 1, 2015 through January 31, 2016	$0.18	$0.11
February 1, 2016 through April 30, 2016	$0.21	$0.11

On July 28, 2017, the last reported sale price of the common stock on OTC Markets was $0.11 per share. As of July 28, 2017 there were 751 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Company, Inc. which is located at 66 Exchange Place, Salt Lake City, Utah 84111. The phone number is (801)355-5740 and its website is www.colonialstock.com.

Dividend Policy

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, were we to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. In addition, as a result of Chinese laws, our operating subsidiaries may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars, or other hard currency, and other regulatory restrictions.

RECENT SALES OF UNREGISTERED SECURITIES

None, other than as previously reported.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years 2017 and 2016 should be read in conjunction with the consolidated financial statements and footnotes,  and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During fiscal years 2017 and 2016, our operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Chinese medicine.

Recent Developments

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which are the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries.

We have obtained certification of National Organic Program (NOP Certificate No: 50OP16SH0206 and NO: 50OP16SH0223) and certification of non-genetically modified organisms ("Non-GMO") with the ID number of 52462 in the year of 2017. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients.

In fiscal 2017, we have dedicated portions of our resources to strengthening our market position and securing the rights to the results of our years of research and development. We have applied for multiple patents with the PRC's Patent Review Organization during the end of calendar year 2016 and have already received approval and rights for several of the applications.

On June 1, 2017, we received the rights to our patent number 201621427843.0 for application filed on December 24, 2016, for the machinery used for boiling and drying of stevia. On June 1, 2017, we received the rights to our patent number 20162147848.3 for application filed on December 24, 2016, for the machinery used for automatic unloading of medicinal supplemental use stevia powder. On July 6, 2017, we received the rights to our patent number 201621427842.6 for application filed on December 24, 2016, for the vacuum seal protection device for enzyme modified stevia mixing machine. On June 26, 2017, we received the rights to our patent number 201621427841.1 for application filed on December 24, 2016, for the anti-blocking atomizer device on the stevia drying machine. On June 1, 2017, we received the rights to our patent number 201621427830.3 for application filed on December 24, 2016, for the thermal cycling system on the stevia granulating machine. On June 1, 2017, we received the rights to our patent number 201621427829.0 for application filed on December 24, 2016, for the enzyme modified stevia drying machine with built in scrapers. On June 9, 2017, we received the rights to our patent number 201621427837.5 for application filed on December 24, 2016, for the stevia extra concentration device.

Subsequently, on July 1, 2017, we have also filed for multiple patents which have not yet received approval. Our pending patents includes application number 201720785908.7 for a homogenizer for compound sugar, application number 201720785906.8 for a dryer for enzyme modified flavor modifier, application number 201720785899.1 for a extract storage tank for enzyme modified flavor modifier, application number 201720785898.7 for a concentrating machine for enzyme modified flavor modifier, application number 201720785897.2 for a mixing tank for compound sugar, application number 201720785912.3 for an extraction tank for stevia production, application number 201720785911.9 for a dryer for a continuous centrifugal device for stevia, and application number 201720785905.3 for a dryer for a tablet production machine for stevia tablets.

In fiscal 2016 and 2017, we have invested over one million dollars, including cash investments of $700,000 and $402,000 in fiscal 2017 and fiscal 2016, respectively to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

Chinese medicine segment

In our Chinese medicine segment, we manufacture and sell approximately 214 different extracts, which can be divided into the following three general categories:

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

Our Performance

Our revenues totaled $19.4 million in fiscal 2017, an increase of 7.4% as compared to fiscal 2016, and our gross margin increased to 14.6% from 11.0% primarily due to our effort to develop sales in the domestic and international market and purchasing raw material in advanced at lower prices. Our total operating expenses in fiscal 2017 decreased by approximately $771,000 or 11.0% compared to fiscal 2016 primarily due to the overall decrease in overheads, including a decrease of $1,500,000 or 92.5% in loss on disposal of property and equipment, and a decrease of $343,000 or 41.0% in research and development expenses, offset by an increase of $582,000 or 18.2% in general and administrative expenses, and an increase of approximately $491,000 or 37.0% in selling expenses. Our net loss for fiscal 2017 was $3.9 million, compared to $4.8 million in fiscal 2016.

Our operating performance for fiscal 2017 was primarily driven by an increase of 5.6% in sales revenue from our stevia products in our Stevioside segment, including a 53.7% increase in sales to third parties, while the decrease in sales to related party customers is approximately 32.7%.

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

Our Chinese medicine revenues totaled $2.9 million in fiscal 2017, a slight increase of 19.7% as compared with fiscal 2016 primarily due to the increase of sales price in the market.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2017 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Some of the recent favorable observations related to the stevia markets in fiscal 2017 include:

-	Chinese domestic food and beverages, particularly herbal tea manufacturers and the pharmaceutical industry, have increased the use of steviosides;
-	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia; and
-
The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts will lead to sustainable growth in stevia sales volume in the future.

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2017 and 2018. During fiscal 2017, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2018. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will continue to increase in fiscal 2018.

RESULTS OF OPERATIONS

The following table summarizes our results of operations in fiscal 2017 and fiscal 2016.  The percentages represent each line item as a percent of revenues:

For the Year Ended April 30, 2017
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,879,795	100.0%	$16,475,116	100.0%	$-	$19,354,911	100.0%
Cost of goods sold	2,331,441	81.0%	14,190,464	86.1%	930	16,522,835	85.4%
Gross profit	548,354	19.0%	2,284,652	13.9%	(930)	2,832,076	14.6%
Selling expenses	454,162	15.8%	1,364,893	8.3%	-	1,819,055	9.4%
General and administrative expenses	417,849	14.5%	1,857,672	11.3%	1,502,039	3,777,560	19.5%
Loss on disposition of property and equipment	58,671	2.0%	63,614	0.4%	-	122,285	0.6%
Research and development expenses	23,856	0.8%	469,122	2.9%	-	492,978	2.6%
Loss from operations	(406,183)	(14.1)%	(1,470,650)	(8.5)%	(1,502,969)	(3,379,802)	(17.5)%
Other (expenses) income	(353,391)	(12.3)%	(166,166)	(1.0)%	1,335	(518,222)	(2.7)%
Loss before income taxes	$(759,574)	(26.4)%	$(1,636,816)	(9.9)%	$(1,501,634)	$(3,898,024)	(20.1)%

For the Year Ended April 30, 2016
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,405,944	100.0%	$15,609,124	100.0%	$-	$18,015,068	100.0%
Cost of goods sold	1,692,631	70.4%	14,348,505	91.9%	-	16,041,136	89.0%
Gross profit	713,313	29.6%	1,260,619	8.1%	-	1,973,932	11.0%
Selling expenses	403,385	16.8%	924,418	5.9%		1,327,803	7.4%
General and administrative expenses	375,753	15.6%	1,799,722	11.5%	1,020,343	3,195,818	17.7%
Loss on disposition of property and equipment	360,901	15.0%	1,261,861	8.1%	-	1,622,762	9.0%
Research and development expenses	-	-%	836,168	5.4%	-	836,168	4.6%
Loss from operations	(426,726)	(17.7)%	(3,561,550)	(22.8)%	(1,020,343)	(5,008,619)	(27.8)%
Other (expenses) income	(5,651)	0.2%	222,667	1.4%	-	217,016	1.2%
Loss before income taxes	$(432,377)	(18.0)%	$(3,338,883)	(21.4)%	$(1,020,343)	$(4,791,603)	(26.6)%

Revenues

Total revenues in fiscal 2017 increased by approximately $1,340,000, or 7.4%, as compared to fiscal 2016. Stevioside revenues, which accounts for 85.1% and 86.6% of our total revenues in fiscal 2017 and fiscal 2016, respectively, increased by 5.6%, and Chinese medicine revenues increased by 19.7%.

Within our Stevioside segment, revenues from sales to third parties increased by 53.7% while the sales to the related party decreased by 32.7% in fiscal 2017, as compared to fiscal 2016, primarily due an increasing demand from the domestic market and the results of our effort to develop sales in the domestic market. We also have been trying to develop our international market and decrease the dependency of our sales to related parties. Since we do not have the authorization to export products from China, we outsourced our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. Also started March 2016, we outsourced our exporting business to Yi-Da Tong, which is a third party export agent. In addition, new launched products including A3-99 and enzyme treated stevia have been well accepted by the market especially in the U.S., while the adoption rate for stevia in the food and beverage has been slower than expected, we produced 817 metric tons of stevioside for fiscal 2017, same as fiscal 2016; however the average unit price of our stevia products has decreased by 4.1%. We generated approximately $370,000 and $328,000 in revenue from producing over 3.9 metric tons and 3.3 metric tons of A3-99 in fiscal 2017 and 2016, respectively. We generated approximately $2,231,000 and $3,571,000 in revenue from producing over 47.1 metric tons and 69.9 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 13% and 24% in fiscal 2017 and 2016, respectively, of our total Stevioside segment revenues. Additionally, we also continue to generate revenue from the sale of our new products that were developed in the prior year.

Our unit sale price fluctuated from month to month in fiscal 2017, which was mainly affected by the market environment; the average unit sale price for fiscal 2017 is relatively stable compare to fiscal 2016. With the restructure of our product line, we also continue to increase the sales of our low grade stevia products in fiscal 2017. Our high grade stevia and A3-97 products generated more than 40% and 20% of total revenue of our Stevioside segment in fiscal 2017 and 2016, respectively, while our enzyme treated products generated over $2.2 million in revenues with the gross profit rate of 27% and average unit price was $47 in fiscal 2017. We generated over $3.6 million from enzyme treated products in revenues with the gross profit rate of 30% and the average unit price was $52 in fiscal 2016. In fiscal 2017, some of our stevia products, such as A3-80 and A3-60 were sold for loss in order to avoid further losses resulting from spoilage of overstocked inventory.

 Within our Chinese Medicine segment, the 19.7% increase in revenue was primarily due to our approximately $2.9 million and $2.4 million in revenue generated from producing over 409 metric tons and 352 metric tons in fiscal 2017 and 2016, respectively, more than 20% of the total Chinese Medicine segment revenue was generated from sales of Astragalus powder and the unit price of this product increase by 0.1%, as compared to fiscal 2016. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase at current time.

Cost of Revenues and Gross Margin

 Cost of revenues in fiscal 2017 increased by approximately $482,000, or 3.0%, compared to fiscal 2016. The increase in cost of revenues was primarily due to the low quality of raw materials received, causing an increase in purchase quantity in order to produce the same grade of products in fiscal 2017. Gross margin on Stevioside segment for fiscal 2017 was 13.9%, as compared to 8.1% for fiscal 2016. The increase in gross margins for Stevioside was primarily due to lower costs resulted from the improvements in the efficiency of our production line. Gross margin on Chinese Medicine was 19.0% in fiscal 2017, compared to 29.7% in fiscal 2016. The lower gross margin for Chinese Medicines was primarily due to high market competition with lower sales price and higher raw material costs for the low quality of raw materials received, causing an increase in purchase quantity in order to produce the same grade of products. We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and improved.  Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for fiscal 2017 was 14.6%, as compared to 11.0% in fiscal 2016.

Total Selling Expenses

We had an increase of approximately $491,000 in selling expenses. The increase was primarily due to the approximately $337,000 increase in promotions and marketing, $173,000 increase in shipping and freight, $34,000 increase in advertising expenses, $16,000 increase in commission expense, and $11,000 increase in miscellaneous selling expenses, offset by the decrease of approximately $23,000 in salary and wage expenses, $36,000 decrease in local sales taxes, $13,000 decrease in sales meeting, and $8,000 decrease in travel expense in fiscal 2017.

Total General and Administrative Expenses

Our general and administrative expenses for fiscal 2017 increased by $582,000, or 18.2% compared to fiscal 2016.  The increase was primarily due to an increase of approximately $716,000 in non-cash employees' compensation, an increases of approximately $129,000 in depreciation and amortization expenses, an increases of $223,000 in repairs and maintenance, an increase of $59,000 in travel expense, an increase of $22,000 in salaries and wages, and an increase of $12,000 in marketing expense, offset by a decrease of approximately $189,000 in consulting service fee, a decrease of $52,000 in product testing fee, a decrease of $157,000 in property tax and other taxes, a decrease of $102,000 in bad debt expense, a decrease of $33,000 in meals and entertainment and $46,000 in miscellaneous expenses.

Loss on Disposition of Property and Equipment

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in fiscal 2017 and fiscal 2016, we determined that some of our equipment needed to be replaced or otherwise removed from service. As a result, we disposed of these assets and recorded a loss on disposal of approximately of $122,000 and $1,623,000 in fiscal 2017 and 2016, respectively.

Research and Development Expenses

For the fiscal year ended April 30, 2017, our research and development expenses amounted to approximately $493,000 as compared to $836,000 for the fiscal year ended April 30, 2016. The decrease of approximately $343,000 was primarily due to the decrease in spending for third party technical consulting fees in fiscal 2017.

Other Income (Expense)

For the fiscal year ended April 30, 2017, other expense, net of other income, amounted to approximately $518,000, an increase of $735,000 as compared to other income, net of other expense, amounted to approximately$217,000 for the fiscal year ended April 30, 2016. The increase of other expense was primarily attributable to an increase in interest expense from third party of approximately $133,000, a decrease in grant income of approximately $284,000, a decrease in other income of approximately $338,000 primarily due to an export tax rebate, and offset by a decrease in interest expense - related party in the amount of approximately $21,000.

Net Loss

Net loss in fiscal 2017 was approximately $3,898,000, compared to $4,792,000 in fiscal 2016. The decrease was primarily due to higher revenue from our Stevioside segment offset by higher selling expense, general and administrative expenses, along with the reduction in research and development expenses and loss on disposition of property and equipment as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At April 30, 2017, we had working capital of approximately $4,652,000, including cash of approximately $51,000, as compared to working capital of $3,545,000 and cash of $900,000 at April 30, 2016. The approximate $849,000 decrease in our cash at April 30, 2017 from April 30, 2016 is primarily attributable to net cash used in operating activities of approximately $4,548,000, cash used in investing activities of approximately $404,000 and cash provided by financing activities of approximately $4,133,000 during fiscal 2017. We are working to increase sales and decrease the account receivable to shorten account receivable turnover days. We believe that our existing cash and cash equivalents, internally generated funds, working capital from our related parties and bank loans will be sufficient to cover working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $3.2 million during fiscal 2017 as a result of the decrease in accounts receivable from the related parties as of April 30, 2017. The days for sales outstanding in accounts receivable decreased to 20 days as of April 30, 2017, as compared to 103 days on April 30, 2016. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from related parties, increased by approximately $144,000 during fiscal 2017 as a result of the 44.9% increase in revenues from sales to third parties, as compared to fiscal 2016. The days for sales outstanding in accounts receivable for third party sales decreased to 15 days as of April 30, 2017, as compared to 54 days on April 30, 2016 as a result of our efforts on timely collection of our growing accounts receivable from both related parties and the third parties.

At April 30, 2017 our inventories, net of reserve for obsolescence, totaled approximately $8,816,000, as compared to $4,527,000 on April 30, 2016. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during fiscal 2017, these inventories have not yet been sold due to the market demands not raising as much as we predicted, however the current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $7,036,000 at April 30, 2017, an increase of approximately $176,000 from April 30, 2016 balance of $6,861,000. The increase was primarily due to an increase in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at April 30, 2017 and 2016 totaled approximately $7,267,000 and $2,134,000, respectively.  These loans payable consisted of short-term loans and long-term loans from multiple non-related individuals, which bearing annual interest rates range from 4% to 10%.  The maturity dates of the loans payable at April 30, 2017 range from October 5, 2017 to March 8, 2019.  During fiscal 2017, the Company repaid approximately $12,000 of the prior year's loans payable, renewed approximately $1,899,000 for an additional one year term and borrowed new loans of $5,380,000.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $4,548,000 in fiscal 2017, as compared to net cash provided by operating activities of $49,000 in fiscal 2016, primarily due to a net loss of approximately $3,898,000 adjusted and offset by non-cash items such as loss on disposition of property and equipment of $122,000, non-cash employees' compensation of $1,227,000, non-cash consultant's service fee of $145,000, depreciation expense and amortization of intangible assets and land use right of $1,727,000. The decrease in net cash from operating activities was also primarily due to an increases of approximately $309,000 in accounts receivable from the third party, an increase of approximately $4,658,000 in inventories, an increase of $2,241,000 in prepaid expenses and other current assets and a decrease in taxes payable of approximately $120,000, which offset by a decrease of approximately $3,132,000 in accounts receivable - related party and an increase of approximately $269,000 in accounts payable and accrued expenses.

Net cash provided by operating activities was approximately $49,000 in fiscal 2016, as compared to net cash used in operating activities of $880,000 in fiscal 2015, primarily due to a net loss of approximately $4,797,000 adjusted and offset by non-cash items such as loss on disposition of property and equipment of $1,623,000, non-cash employees' compensation of $511,000, non-cash consultant's service fee of $403,000, depreciation expense and amortization of intangible assets and land use right of $1,375,000. The increase in net cash from operating activities was also primarily due to an increase of approximately $3,230,000 in accounts payable and accrued expenses, a decrease of approximately $454,000 in inventories and an increase of approximately $110,000 in tax payable, which offset by an increases of approximately $1,661,000 in accounts receivable and accounts receivable - related party, an increase of approximately $1,024,000 in prepaid expenses and other current assets, and a decrease in deferred grant income of approximately $284,000.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $404,000 in fiscal 2017, as compared to $402,000 in fiscal 2016. In fiscal 2017, we spent approximately $700,000 in purchases of property and equipment, offset by the proceeds received from sales of real estate investments of approximately $296,000.

Net cash used in investing activities amounted to $402,000 in fiscal 2016, as compared to $360,000 in fiscal 2015. In fiscal 2016, we spent approximately $402,000 in purchases of property and equipment.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $4,133,000 in fiscal 2017, primarily due to proceeds from multiple non-related individual short-term and long-term loans of $5,380,270 and advances received from related parties of approximately $2,613,000, offset by repayment of short-term loans of $12,000 and repayment of related party advances of approximately $3,849,000.

Net cash provided by financing activities amounted to approximately $1,039,000 in fiscal 2016, primarily due to proceeds from multiple non-related individual short-term loans of $1,194,000 and advances received from related parties of approximately $8,692,000, offset by repayment of short-term loans of $662,000 and repayment of related party advances of approximately $8,185,000.

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2017.

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

	April 30, 2017	April 30, 2016
China	$30,781	$900,071
United States	20,335	-
Total	$51,116	$900,071

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

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Exchange Act, our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of April 30, 2017.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. During our assessment of the effectiveness of internal control over financial reporting as of April 30, 2017, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2017.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2017. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	55	President and Chairman
Dongdong Lin	43	Chief Executive Officer, Secretary and Director
Fanjun Wu	43	Chief Financial Officer
Chengxiang Yan	49	Director and General Manager of Qufu Natural Green

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

Liawang Zhang.  Mr. Zhang has over 17 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 21 years of operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 21 years of marketing experience in our industry and an advanced degree in farming.

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

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2017 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2017, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2017.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2017 and 2016 for:

All compensation was paid in RMB and the amounts below reflect the conversion to U.S. dollar, rounded to the nearest whole dollar, based upon an exchange rate of RMB 6.35 to $1.00. For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers" as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Laiwang Zhang (1)	2017	$9,555	$-	-	-	-	-	-	$9,555
	2016	$9,859	$-	-	-	-	-	-	$9,859
Dongdong Lin (2)	2017	$9,487	$-	-	-	-	-	-	$9,487
	2016	$9,045	$-	-	-	-	-	-	$9,045

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2017:

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

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 31, 2017, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 31, 2017, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

2012 Equity Compensation Plan

On August, 2012, our Board of Directors authorized and adopted our 2012 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 10,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 10,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 31, 2017, there are no shares available to be issued or options outstanding under the 2012 Equity Compensation Plan.

2015 Equity Compensation Plan

On May 11, 2015, our board of directors authorized our 2015 Equity Compensation Plan (the "2015 Plan"). The purpose of the 2015 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. We have initially reserved 25,000,000 shares of our common stock for issuance upon awards to be made under the 2015 Plan. The maximum number of shares of common stock which may be subject to awards under the 2015 Plan made to individuals who are neither officers, directors nor employees of our company is limited to 2,500,000 shares. The 2015 Plan also contains an "evergreen formula" pursuant to which the number of shares of common stock available for issuance under the 2015 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2015 Plan beginning with calendar year 2016 providing that we have sufficient authorized but unissued and unreserved shares of our common stock available, by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 375,000 shares of common stock. As of July 31, 2017, there are no shares available to be issued or options outstanding under the 2015 Equity Compensation Plan.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during fiscal 2017 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On July 28, 2017 we had 199,632,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 28, 2017 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang	3,457,154	1.7%
Dongdong Lin	4,984,108	2.5%
Fanjun Wu	1,732,052	0.9%
Chengxiang Yan	-	-%
All officers and directors as a group (four persons)	10,173,314	5.1%

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2017.

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

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements as of April 30, 2017 and which have occurred through the date of this report:

From time to time we sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman. In fiscal 2017 and 2016, sales to this related party were $5,855,594 and $8,698,333, respectively.  On April 30, 2017 and 2016, related party accounts receivable due us from this related party was $339,270 and $3,632,876, respectively.

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. In fiscal years 2017 and 2016, we received advances from related parties for working capital totaled $2,613,077 and $8,692,073 respectively, and we repaid to related parties a total of $3,848,626 and $8,184,835, respectively. In fiscal years 2017 and 2016, interest expense related to due to related parties amounted to $138,092 and $158,631, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical., Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two loans with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $788,825 (RMB4,800,000) and $1,314,708 (RMB8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 7.65% per annum. On May 4, 2016, we have repaid one of these two loans, RMB4,800,000 with its accrued interests. On August 31, 2016, we received additional advances of $738,040 (RMB5,000,000) from the Pharmaceutical Corporation, at interest rate of 7.87% per annum. The other advances bear no interest and are payable on demand. On April 30, 2017, the balance we owed to Qufu Shengwang Import Export Co., Ltd. and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., totaled $21,878 and $134,002, respectively. On April 30, 2017, the balance due from Shandong Shengwang Pharmaceutical Co., Ltd. was $30,568, which was repaid on July 28, 2017. On April 30, 2016, the balance owed to Qufu Shengwang Import and Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. is $366,875 and $910,373, respectively.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP served as our independent registered public accounting firm for fiscal 2017 and fiscal 2016. The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2017 and fiscal 2016.

	2017	2016
Audit Fees	$90,000	$90,000
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$90,000	$90,000

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

Sunwin Stevia International, Inc.

July 31, 2017	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

July 31, 2017	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Director	July 31, 2017
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (principal executive officer)	July 31, 2017
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	July 31, 2017
Fanjun Wu

/s/ Chengxiang Yan	Director	July 31, 2017
Chengxiang Yan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 3
Consolidated Statements of Operations and Comprehensive Loss	F - 4
Consolidated Statement of Changes in Stockholders' Equity	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 7 to F - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Sunwin Stevia International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. and Subsidiaries (the "Company") as of April 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended April 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2017 and 2016 and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant accumulated deficit, incurred recurring losses and, generated negative cash flow from operating activities. These raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
July 31, 2017

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,116	$900,071
Accounts receivable, net of allowance for doubtful accounts of $1,182,632 and $1,202,610, respectively	2,243,621	2,099,503
Accounts receivable - related party	339,270	3,632, 876
Inventories, net	8,816,473	4,526,580
Prepaid expenses and other current assets	4,729,865	2,787,371

Total Current Assets	16,180,345	13,946,401

Investment in real estate held for resale	-	311,467
Property and equipment, net	8,241,197	9,154,077
Intangible assets, net	108,390	433,565
Land use rights, net	1,855,055	2,032,693
Other long-term asset	856,878	2,092,778

Total Assets	$27,241,865	$27,970,981

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,036,471	$6,860,826
Short-term loans	4,366,389	2,133,609
Due to related parties	125,312	1,407,026

Total Current Liabilities	11,528,172	10,401,461

Long-term loans	2,900,484	-

Total Liabilities	14,428,656	10,401,461

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of April 30, 2017 and 2016, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(29,112,556)	(25,214,532)
Accumulated other comprehensive income	4,044,853	4,903,140

Total Stockholders' Equity	12,813,209	17,569,520

Total Liabilities and Stockholders' Equity	$27,241,865	$27,970,981

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended April 30,
	2017	2016
Revenues	$13,499,317	$9,316,735
Revenues - related party	5,855,594	8,698,333
Total revenues	19,354,911	18,015,068
Cost of revenues	16,522,835	16,041,136
Gross profit	2,832,076	1,973,932

Operating expenses:
Selling expenses	1,819,055	1,327,803
General and administrative expenses	3,777,560	3,195,818
Loss on disposition of property and equipment	122,285	1,622,762
Research and development expenses	492,978	836,168
Total operating expenses, net	6,211,878	6,982,551
Loss from operations	(3,379,802)	(5,008,619)

Other income (expenses):
Other income (expenses)	(123,265)	215,556
Grant income	-	283,505
Interest income	697	983
Interest expense - related party	(138,092)	(158,631)
Interest expense	(257,562)	(124,397)
Total other income (expenses)	(518,222)	217,016

Loss before income taxes	(3,898,024)	(4,791,603)
Provision for income taxes	-	5,263
Net loss	$(3,898,024)	$(4,796,866)

Comprehensive loss:
Net loss	$(3,898,024)	$(4,796,866)
Foreign currency translation adjustment	(858,287)	(1,083,200)
Total comprehensive loss	$(4,756,311)	$(5,880,066)

Net loss per common share:
Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding - basic and diluted	199,632,803	182, 066,546

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2017 and 2016

	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, April 30, 2015	173,882,803	$173,883	$33,479,529	$(20,417,666)	$5,986,340	$19,222,086
Common stock issued for services	1,750,000	1,750	400,750			402,500
Common stock issued for future services	1,000,000	1,000	144,000			145,000
Common stock issued for employees' compensation	23,000,000	23,000	3,657,000			3,680,000
Net loss for the period	-	-		(4,796,866)		(4,796,866)
Foreign currency translation adjustment	-	-			(1,083,200)	(1,083,200)

Balance, April 30, 2016	199,632,803	$199,633	$37,681,279	$(25,214,532)	$4,903,140	$17,569,520
Net loss for the period				(3,898,024)		(3,898,024)
Foreign currency translation adjustment					(858,287)	(858,287)
Balance, April 30, 2017	199,632,803	$199,633	$37,681,279	$(29,112,556)	$4,044,853	$12,813,209

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,898,024)	$(4,796,866)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,349,590	994,648
Amortization of intangible assets	325,175	325,175
Amortization of land use right	52,227	55,619
Loss on disposition of property and equipment	122,285	1,622,762
Allowance for doubtful accounts	54,826	101,485
Common stock issued for services	145,000	402,500
Common stock issued for employees' compensation	1,226,669	511,111
Loss from sales of real estate investment held for resale	2,367	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(309,218)	(1,563,159)
Accounts receivable - related party	3,131,665	(98,258)
Inventories	(4,657,896)	453,800
Prepaid expenses and other current assets	(2,241,222)	(1,024,337)
Accounts payable and accrued expenses	268,930	3,230,458
Deferred grant income	-	(283,505)
Taxes payable	(120,210)	109,734
Other long-term asset	-	7,875
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,547,838)	49,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(699,649)	(402,180)
Proceeds from sales of real estate investment	295,792	-
NET CASH USED IN INVESTING ACTIVITIES	(403,857)	(402,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	5,380,270	1,193,870
Repayment of short term loan	(11,934)	(662,299)
Advance due from related parties	2,613,077	8,692,073
Repayment of related party advances	(3,848,626)	(8,184,835)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,132,787	1,038,809

EFFECT OF EXCHANGE RATE ON CASH	(30,047)	(27,567)
NET (DECREASE) INCREASE IN CASH	(848,955)	658,104
Cash at the beginning of year	900,071	241,967
Cash at the end of year	$51,116	$900,071

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$5,534	$5,263
Cash paid for interest	$124,107	$176,167

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$459,045	$-

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

For the fiscal years 2017 and 2016, our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines, and subsidiaries included in continuing operations consisted of the following:

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

On July 1, 2012, Qufu Shengwang entered into the Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. ("Hegeng"), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang's name.  No additional investment in the facility would be required. During the third quarter of fiscal year 2014, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in last quarter of fiscal year 2014.

Qufu Shengren

In fiscal year 2009, Qufu Natural Green acquired Qufu Shengren for $3,097,242. The purchase price was equal to the value of the assets of Qufu Shengren as determined by an independent asset appraisal in accordance with asset appraisal principles in the PRC. Prior to being acquired by us, Qufu Shengren was engaged in the production and distribution of bulk drugs and pharmaceuticals.  Subsequent to the acquisition, Qufu Shengren produces and distributes steviosides with a full range of grades from rebaudioside-A 10 to 99.

Sunwin USA

In fiscal year 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary, Sunwin USA, in the marketing and worldwide distribution of our stevioside-based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.

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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. In fiscal year 2017, WILD still is one of our customers keeping to purchase enzyme treated products from us.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation. All intercompany accounts and transactions have been eliminated in consolidation.
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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of April 30, 2017 and 2016, we held $30,781 and $900,071 of our cash and cash equivalents with commercial banking institutions in the PRC, respectively, and $20,335 and $0 with banks in the United States. In the PRC, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through April 30, 2017.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. On April 30, 2017 and 2016, the allowance for doubtful accounts was $1,182,632 and $1,202,610, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted moving average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. On April 30, 2017 and 2016, the Company recorded a reserve for obsolete or slow-moving inventories of $163,048 and $107,658, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $122,285 and $1,622,762 for the fiscal years ended April 30, 2017 and 2016, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on April 30, 2017 and April 30, 2016 amounted to $121,127 and $254,615, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2017	2016
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(3,898,024)	$(4,796,866)
Numerator for basic EPS, loss applicable to common stockholders	$(3,898,024)	$4,796,866)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	182,066,546
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	182,066,546
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.02)	$(0.03)

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company's operating subsidiaries is the Chinese Renminbi ("RMB").  In accordance with ASC 830-20-35, the consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the statements of operations and cash flows. Equity accounts were stated at their historical rate. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

As of April 30, 2017	RMB 6.90 to $1.00
As of April 30, 2016	RMB 6.47 to $1.00
Year ended April 30, 2017	RMB 6.76 to $1.00
Year ended April 30, 2016	RMB 6.35 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for fiscal years 2017 and 2016 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. On April 30, 2017 and 2016, we had $30,781 and $900,071cash held in PRC bank accounts, respectively, which are not insured. We have not experienced any losses in such accounts through April 30, 2017.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $492,978 and $836,168 for fiscal years 2017 and 2016, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $433,268 and $260,630 for fiscal years 2017 and 2016, respectively.

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

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2017 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2017, the Company has incurred a net loss of approximately $3.9 million. The Company also has an accumulated deficit of $29.1 million and its cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company's ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 2 - INVESTMENT IN REAL ESTATE HELD FOR RESALE

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

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as Qufu Jinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $776,507). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $467,388) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $309,119) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016 and we recorded a loss on disposal of real estate investments of $2,367 in fiscal year 2017. As of April 30, 2017 and 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

NOTE 3 - INVENTORIES

On April 30, 2017 and 2016, inventories consisted of the following:

	April 30, 2017	April 30, 2016

Raw materials	$4,087,036	$2,287,572
Work in process	1,802,782	1,221,115
Finished goods	3,089,703	1,125,551
	8,979,521	4,634,238
Less: reserve for obsolete inventory	(163,048)	(107,658)
	$8,816,473	$4,526,580

NOTE 4 - PROPERTY AND EQUIPMENT

On April 30, 2017 and 2016, property and equipment consisted of the following:

		April 30, 2017	April 30, 2016
	Estimated Life
Office equipment	3-7 Years	$67,091	$39,800
Auto and trucks	5-10 Years	446,968	492,620
Manufacturing equipment	10-20 Years	5,109,816	5,240,451
Buildings	20 Years	8,136,080	8,667,889
Construction in process		815,471	583,954
		14,575,426	15,024,714
Less: accumulated depreciation		(6,334,229)	(5,870,637)
		$8,241,197	$9,154,077

For fiscal years 2017 and 2016, depreciation expense totaled $1,349,590 and $994,648, of which $1,061,747 and $679,115 were included in cost of revenues, respectively, and of which $287,843 and $315,533 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name OnlySweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "OnlySweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012.  The intangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of OnlySweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For fiscal years 2017 and 2016, amortization expense amounted to $325,175 and $325,175, respectively.

On April 30, 2017 and 2016, intangible assets consisted of the following:

		April 30, 2017	April 30, 2016
	Estimated Life
OnlySweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,517,484)	(1,192,309)
Intangible assets, net		$108,390	$433,565

NOTE 6- LAND USE RIGHT

On April 30, 2017 and 2016, land use right consisted of the following:

		April 30, 2017	April 30, 2016
	Estimated Life
Land use right	45 Years	$2,303,168	$2,455,519
Less: accumulated amortization		(448,113)	(422,826)
		$1,855,055	$2,032,693

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For fiscal years 2017 and 2016, amortization expense related to land use rights amounted to $52,227 and $55,619, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

For fiscal years 2017 and 2016, we recorded revenue - related party of $5,855,594 and $8,698,333, respectively, related to sales of products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. On April 30, 2017 and 2016, we had $339,270 and $3,632,876 in accounts receivable - related party, respectively, due from Qufu Shengwang Import and Export Corporation.

Due to (from) related parties

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. In fiscal years 2017 and 2016, we received advances from related parties for working capital totaled $2,613,077 and $8,692,073 respectively, and we repaid to related parties a total of $3,848,626 and $8,184,835, respectively. In fiscal years 2017 and 2016, interest expense related to due to related parties amounted to $138,092 and $158,631, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $821,693 (RMB5,000,000) and $1,314,708 (RMB 8,000,000) from Shangdong Shengwang Pharmaceutical., Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 9.225% per annum and we have repaid these two loans with all accrued interests on May 8, 2015 and June 11, 2015, respectively. On May 22, 2015 and June 17, 2015, we received additional advances of $788,825 (RMB4,800,000) and $1,314,708 (RMB8,000,000) from the Pharmaceutical Corporation, at a lowered interest rate of 7.65% per annum. On May 4, 2016, we have repaid one of these two loans, RMB4,800,000 with its accrued interests. On August 31, 2016, we received additional advances of $738,040 (RMB5,000,000) from the Pharmaceutical Corporation, at interest rate of 7.87% per annum. The other advances bear no interest and are payable on demand. On April 30, 2017, the balance we owed Qufu Shengwang Import Export Co., Ltd. and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., totaled $21,878 and $134,002, respectively. On April 30, 2017, the balance due from Shandong Shengwang Pharmaceutical Co., Ltd. was $30,568, which was repaid on July 28, 2017. On April 30, 2016, the balance owed to Qufu Shengwang Import and Export Co., Ltd. and Shandong Shengwang Pharmaceutical Co., Ltd. was $366,875 and $910,373, respectively.

For fiscal years 2017 and 2016, due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Laiwang Zhang	Mr. Weidong Chai	Total
Balance due to related parties, April 30, 2015	$496,816	$346,622	$115,037	$-	$958,475
Working capital advances from related parties	6,033,422	2,450,644	75,705	129,778	8,689,549
Repayments	(5,565,266)	(2,427,493)	(192,076)	-	(8,184,835)
Effect of foreign currency exchange	(54,599)	(2,898)	1,334	-	(56,163)
Balance due to related parties, April 30, 2016	$910,373	$366,875	$-	$129,778	$1,407,026
Working capital advances from related parties	2,293,631	307,023	-	12,423	2,613,077
Repayments	(3,241,576)	(607,050)	-	-	(3,848,626)
Effect of foreign currency exchange	7,004	(44,970)	-	(8,199)	(46,165)
Balance due (from) to related parties, April 30, 2017	$(30,568)	$21,878	$-	$134,002	$125,312

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on April 30, 2017 and 2016 totaled $4,729,865 and $2,787,371, respectively. As of April 30, 2017, prepaid expenses and other current assets includes $3,286,808 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation for shares issued, and $216,389 for business related employees' advances. As of April 30, 2016, prepaid expenses and other current assets includes $1,220,523 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,371,667 prepayment for employees' stock-based compensation for shares issued, and $195,181 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's restricted common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $1,226,668 as stock-based compensation expenses during fiscal year 2017. We also have recoded the remaining balance of the stock-based compensation of $1,942,221as prepaid compensation, of which $1,226,668 included in prepaid expenses and other current assets and $715,553 included in the other long-term asset in the accompanying consolidated balance sheet at April 30, 2017. We recognized $511,111 as stock-based compensation expenses during fiscal year 2016. We also have recoded the remaining balance of the stock-based compensation of $3,168,889 as prepaid compensation, of which $1,226,667 included in prepaid expenses and other current assets and $1,942,222 included in the other long-term asset in the accompanying consolidated balance sheet at April 30, 2016. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as prepaid payment of the consulting service fee, valued at $145,000. We amortized this consulting service fee through fiscal year 2017 over twelve months and recorded $145,000 as stock-based compensation expense during fiscal year 2017.

During the third quarter of fiscal year 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we do not know when we can receive the remaining refund. We received a total refund of $469,426 and $460,195 as of April 30, 2017 and 2016 and the remaining balance of $141,325 and $150,556 has been classified to other long-term asset at April 30, 2017 and 2016, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of April 30, 2017 and 2016:

Account	April 30, 2017	April 30, 2016

Accounts payable	$5,096,599	$4,869,026
Advanced from customers	40,900	10,042
Accrued salary payable	160,244	105,131
Tax payable	121,127	254,615
Deferred revenue	82,581	71,604
Other payable*	1,535,020	1,550,408
Total accounts payable and accrued expenses	$7,036,471	$6,860,826

* On April 30, 2017, other payables consists of commission payable of $133,712, general liability, worker's compensation, and medical insurance payable of $465,505, consulting fee payable of $266,852, union and education fees payable of $280,404 , interest payables for short-term loans of $213,153, advanced from the employees of $172,435 and other miscellaneous payables of $2,959. On April 30, 2016, other payables consists of commission payable of $67,683; general liability, worker's compensation, and medical insurance payable of $439,706; accrued R&D payable of $78,794; consulting fee payable of $248,748, union and education fees payable of $297,728, interest payables for short-term loans of $72,731, advanced from the employees of $131,282 and other miscellaneous payables of $213,736.

NOTE 10 - LOAN PAYABLE

Short-term loan payable

Short-term loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. At April 30, 2017 and 2016, short-term loans consisted of the following:

	April 30, 2017	April 30, 2016

Loan from Min Wu, an employee of Qufu Shengren, at October 6, 2015, due on October 5, 2016, with an annual interest rate of 10%, which was renewed for the original amount of RMB150,000 ($21,754) and the Company borrowed an additional RMB50,000 ($7,251) from Min Wu under the same terms on October 6, 2016 with new due date on October 5, 2017.	$29,005	$23,175
Multiple loans from Jianjun Yan, non-related individual, at October 7, 2015, due on October 7, 2016, with an annual interest rate of 10%, which were renewed for the original total amount of RMB7,280,000 ($1,055,776) and the Company borrowed an additional RMB728,000 ($105,578) from Jianjun Yan under the same terms on October 7, 2016 with new due date on October 6, 2017	1,161,354	1,124,741
Multiple loans from Jianjun Yan, non-related individual, due from January 12, 2017 through April 9, 2017, with an annual interest rate of 10%, which were obtained during January 13, 2016 through April 10, 2016, which were renewed for original total amount of RMB5,000,000 ($725,120) for the term of one year, and the Company borrowed additional RMB5,000,000 ($725,120) for the term of one year loan from June 21, 2016 to January 19, 2017, with annual interest rate of 10%. On March 31, 2017, the Company cancelled all of above loans with Jianjun Yan and re-entered into a new short-term loan agreement covering the entire principal amount of RMB10,000,000 ($1,450,242) with annual interest rate of 4%, due on March 30, 2018.
	1,450,242	772,487
Loan from Junzhen Zhang, non-related individual, due on October 5, 2016, with an annual interest rate of 10% at October 6, 2015, which was renewed on October 6, 2016 with new due date on October 5, 2017.	21,754	23,175
Loan from Jian Chen, non-related individual, due on January 26, 2017, with an annual interest rate of 10% at January 27, 2016, which was repaid on the due date for the original amount of RMB730,000 ($105,868). On January 27, 2017 and April 11, 2017, the Company entered into two short-term loans with Jian Chen to borrow RMB700,000 ($101,517) and RMB300,000 ($43,507), respectively, with annual interest rate of 10%, due on January 27, 2018 and April 11, 2018.	145,024	112,783
Loan from Qing Kong, non-related individual, at March 7, 2016, due on March 6, 2017, with an annual interest rate of 10%, which was renewed for the original amount of RMB400,000 ($58,010) and the Company borrowed an additional RMB40,000 ($5,801) from Qing Kong under the same terms on March 7, 2016 with new due date on March 6, 2018.	63,811	61,799
Loan from Guihai Chen, non-related individual, at March 11, 2016, due on March 10, 2017, with an annual interest rate of 10%, which was renewed for the original amount of RMB100,000 ($14,502) and the Company borrowed an additional RMB10,000 ($1,451) from Guihai Chen under the same terms on March 11, 2016 with new due date on March 10, 2018.	15,953	15,450
Loan Weifeng Kong, non-related individual, due on November 28, 2017, with an annual interest rate of 10% at November 29, 2016	29,004	-
Loan Shidong Wang, non-related individual, due on March 7, 2018, with an annual interest rate of 4% at March 8, 2017	1,450,242	-
Total	$4,366,389	$2,133,609

 Long-term loan payable

Long-term loans payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. At April 30, 2017 and 2016, long-term loans consisted of the following:

	April 30, 2017	April 30, 2016

Loan Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017	$1,450,242	$-
Loan Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017	1,450,242	-
Total:	$2,900,484	$-

For the fiscal years ended April 30, 2017 and 2016, interest expense related to short-term loans and long-term loans amounted to $257,562 and $124,397, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2017	2016
U.S. Operations	$(1,826,809)	$(1,345,518)
Chinese Operations	(2,071,215)	(3,446,085)
Total	$(3,898,024)	$(4,791,603)

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2017	2016
Income tax benefit at federal statutory rate	$(1,211,991)	$(1,629,145)
State income taxes, net of federal benefit	(269,258)	(191,664)
Valuation allowances	1,481,249	1,826,072
Tax provision	$-	$5,263

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $11,127,000 at April 30, 2017 expiring through the tax year 2036, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a PRC NOL for our Chinese operations as of April 30, 2017 of approximately $21,151,000, that expires in 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2017 and 2016 are as follows:

	Fiscal Years Ended April 30,
	2017	2016
Deferred tax assets from NOL carry forwards	$9,516,000	$8,304,000
Total deferred tax asset	9,516,000	8,304,000
Valuation allowance	(9,516,000)	(8,304,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

At April 30, 2017 and 2016, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 shares issued and outstanding on April 30, 2017 and 2016.

On May 6, 2015, we issued a total of 1,000,000 shares of our common stock to Dr. Yuejian (James) Wang for consulting services, valued at $252,500, for one year term of service agreement during fiscal 2017. We amortized this consulting service fee through fiscal year 2016 over twelve months and recorded $252,500 as stock-based compensation expense during fiscal year 2016.

On August 11, 2015, we entered into a one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement, we issued a total of 750,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services provided or to be provided from May 1, 2015 through April 30, 2016. On August 11, 2015 and January 14, 2016, we issued 500,000 and 250,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as payment of the consulting service fee, valued at $100,000 and $50,000, respectively. We amortized this consulting service fee through fiscal year 2016 over twelve months and recorded $150,000 as stock-based compensation expense during fiscal year 2016.

On December 1, 2015, we entered into three years employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $1,226,668 and $511,111 as stock-based compensation expenses during fiscal years 2017and 2016, respectively. We also have recoded the remaining balance of the stock-based compensation of $1,942,221 as prepaid compensation, of $1,226,668 included in prepaid expenses and other current assets and $715,553 included in the other long-term asset in the accompanying condensed consolidated balance sheet as of April 30, 2017.

On April 25, 2016, we entered into a one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year 2017, we will issue a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as prepaid payment of the consulting service fee, valued at $145,000. We amortized this consulting service fee through fiscal year 2017 over twelve months and recorded $145,000 as stock-based compensation expense during fiscal year 2017.

 NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for fiscal years 2017 and 2016; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Financial information with respect to these reportable business segments for the fiscal years 2017 and 2016 is as follows:

	Fiscal Years Ended April 30,
	2017	2016
Revenues:
Chinese medicine - third party	$2,879,795	$2,405,944
Chinese medicine - related party	-	-
Total Chinese medicine	2,879,795	2,405,944

Stevioside - third party	10,619,522	6,910,791
Stevioside - related party	5,855,594	8,698,333
Total Stevioside	16,475,116	15,609,124
Total segment and consolidated revenues	$19,354,911	$18,015,068

Interest expense:
Chinese medicine	$-	$-
Stevioside	(395,654)	(283,028)
Corporate and other	-	-
Total segment and consolidated interest expense	$(395,654)	$(283,028)

Depreciation and amortization:
Chinese medicine	$288,868	$373,370
Stevioside	1,438,124	1,002,072
Total segment and consolidated depreciation and amortization	$1,726,992	$1,375,442

Loss before income taxes:
Chinese medicine	$759,574	$432,377
Stevioside	1,636,816	3,338,883
Corporate and other	1,501,634	1,020,343
Total consolidated loss before income taxes	$3,898,024	$4,791,603

	April 30, 2017	April 30, 2016
Segment tangible assets:
Chinese medicine	$1,319,227	$1,614,531
Stevioside	6,921,970	7,539,546
Corporate and other	-	-
Total consolidated assets	$8,241,197	$9,154,077

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On May 5, 2016, Qufu Natural Green entered into an agreement with Shandong Jinglucheng Real Estate Development Co., Ltd., formerly known as Qufu Jinxuan Real Estate Development Co., Ltd., to sell the remaining ten units of the thirty apartment units in China to Mr. Linghe Zhu, an unaffiliated third party buyer, for a total purchase price of RMB5,024,000 (approximately $776,507). As per the Purchase Agreement, the buyer shall directly pay RMB3,024,000 (approximately $467,388) to Shandong Jinglucheng Real Estate Development Co., Ltd. for the balance that Qufu Natural Green owed to Shandong Jinglucheng Real Estate Development Co., Ltd., and pay RMB2,000,000 (approximately $309,119) to Qufu Natural Green before May 31, 2016. The Company received the payment of RMB2,000,000 on May 24, 2016 and we recorded a loss on disposal of real estate investments of $2,367 in fiscal year 2017. As of April 30, 2017 and 2016, investment in real estate held for resale amounted to $0 and $311,467, respectively.

NOTE 15 – CONCENTRATIONS AND CREDIT RISK

(i)   Customer Concentrations

For fiscal years 2017 and 2016, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales For Fiscal Years,
	2017		2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Co., Ltd (1)	-	30.25%	-	48.3%
Shandong Yidatong Enterprise Service Co., Ltd	-	14.40%	-	- *
Total	-	44.65%	-	48.3%

(1) Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.
*  This represents less than 10% of the Company's revenue for the fiscal year 2016.

 (ii)    Vendor Concentrations

For fiscal years 2017 and 2016, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases For Fiscal Years,
	2017		2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Jintudi Stevia Stevioside Co., Ltd	-	13.7%	-	- *
Dongtai Yandun Stevia Corp	-	17.1%	-	- *
Juiquan Shengwang Agricultural Cooperatives	-	10.4%	-	23.4%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	21.2%	-	21.7%
Total	-	62.4%	-	45.1%

*  This representes less than 10% of the Company's purchase for the fiscal year 2016.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equvalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in the United States and the PRC. At April 30, 2017, we had $30,781 of cash held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2017. Our cash position by geographic area was as follows:

	April 30, 2017	April 30, 2016
China	$30,781	$900,071
United States	20,335	-
Total	$51,116	$900,071

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

NOTE 16 - SUBSEQUENT EVENTS

Our management has evaluated all activities subsequent to our balance sheet date through the issuance date of this report and concluded that no subsequent events have occurred that would require adjustments or disclosure to the accompanying consolidated financial statements.