Form 10-Q
period 2017-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2017-09-14
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section 7(a)(2)(B) of the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 13, 2017, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JULY 31, 2017

i

FORWARD LOOKING STATEMENTS
This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 FREE.
We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2018 is referred to as "fiscal 2018" and the year ended April 30, 2017 is referred to as "fiscal 2017".  Also, the three month period ended July 31, 2017 is our first quarter and is referred to as the "first quarter of fiscal 2018". Likewise, the three month period ended July 31, 2016 is referred to as the "first quarter of fiscal 2017".

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
ii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$676,927	$51,116
Accounts receivable, net of allowance for doubtful accounts of $1,253,697 and $1,182,632, respectively	2,657,917	2,243,621
Accounts receivable - related party	569,485	339,270
Inventories, net	9,972,601	8,816,473
Prepaid expenses and other current assets	2,362,924	4,729,865
Due from related party	487,734	-
Total Current Assets	16,727,588	16,180,345

Property and equipment, net	8,189,166	8,241,197
Intangible assets, net	27,096	108,390
Land use rights, net	1,888,901	1,855,055
Other long-term asset	553,733	856,878
Total Assets	$27,386,484	$27,241,865

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,666,375	$7,036,471
Short-term loans	4,475,229	4,366,389
Due to related parties	283,343	125,312
Total Current Liabilities	12,424,947	11,528,172

Long-term loans	2,972,784	2,900,484

Total Liabilities	15,397,731	14,428,656

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of July 31, 2017 and April 30, 2017, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(30,219,984)	(29,112,556)
Accumulated other comprehensive income	4,327,825	4,044,853
Total Stockholders' Equity	11,988,753	12,813,209
Total Liabilities and Stockholders' Equity	$27,386,484	$27,241,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended July 31,
	2017	2016
Revenues	$3,675,766	$2,874,779
Revenues - related party	121,556	1,513,738
Total revenues	3,797,322	4,388,517

Cost of revenues	3,363,604	3,764,523
Gross profit	433,718	623,994

Operating expenses:
Selling expenses	363,716	414,150
General and administrative expenses	970,905	981,778
Research and development expenses	186,326	39,059

Total operating expenses, net	1,520,947	1,434,987

Loss from operations	(1,087,229)	(810,993)

Other income (expenses):
Other income	97,100	59,160
Interest income	168	268
Interest expense - related party	(22,070)	(25,645)
Interest expense	(95,397)	(55,957)

Total other expenses	(20,199)	(22,174)

Loss before income taxes	(1,107,428)	(833,167)

Provision for income taxes	-	-

Net loss	$(1, 107,428)	$(833,167)

Comprehensive loss:
Net loss	$(1, 107,428)	$(833,167)
Foreign currency translation adjustment	282,972	(373,471)
Total comprehensive loss	$(824,456)	$(1,206,638)

Net loss per common share:
Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	199,632,803	182,066,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1, 107,428)	$(833,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	356,155	324,049
Amortization of intangible assets	81,294	81,293
Amortization of land use right	12,939	13,382
Stock issued for services	-	36,250
Stock issued for employees' compensation	306,668	306,668
Allowance for doubtful accounts	41,004	176,448
Loss from sales of real estate investment held for resale	-	2,425
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(438,545)	(311,352)
Accounts receivable - related party	(218,655)	263,908
Inventories	(923,256)	(1,291,021)
Prepaid expenses and other current assets	2,464,101	(316,399)
Accounts payable and accrued expenses	442,856	1,648,293
Taxes payable	(17,132)	(127,724)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,000,001	(26,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(65,586)	(299,181)
Proceeds from disposal of real estate investment	-	303,149
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(65,586)	3,968

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	60,630
Advance due from related parties	2,420,352	1,200,657
Repayment of related party advances	(2,738,473)	(1,945,238)
NET CASH USED IN FINANCING ACTIVITIES	(318,121)	(683,951)

EFFECT OF EXCHANGE RATE ON CASH	9,517	(18,229)

NET INCREASE (DECREASE) IN CASH	625,811	(725,159)

Cash at the beginning of period	51,116	900,071

Cash at the end of period	$676,927	$174,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$18,694	$25,645

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$22,429	$168,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

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
JULY 31, 2017
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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. In fiscal year 2017, WILD still is one of our customers continuing to purchase enzyme treated products from us.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. The accompanying unaudited condensed consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2017 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2017 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2017 contained herein has been derived from the audited consolidated financial statements as of April 30, 2017, but do not include all disclosures required by the U.S. GAAP.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2017, we held $656,592 of our cash and cash equivalents with commercial banking institutions in the PRC, and $20,335 with banks in the United States. As of April 30, 2017, we held $30,781 of our cash and cash equivalents with commercial banking institution in PRC, and $20,335 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through July 31, 2017.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

ACCOUNTS RECEIVABLE
Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. On July 31, 2017 and April 30, 2017, the allowance for doubtful accounts was $1,253,697 and $1,182,632, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At July 31, 2017 and April 30, 2017, the Company recorded a reserve for obsolete or slow-moving inventories of $167,113 and $163,048, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $0 and $122,285 at July 31, 2017 and April 30, 2017, respectively.

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
JULY 31, 2017

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, notes receivable, prepayments and other current assets, accounts payable, taxes payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on July 31, 2017 and April 30, 2017 amounted to $106,772 and $121,127, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

	For Three Months Ended July 31,
	2017	2016
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(1, 107,428)	$(833,167)
Numerator for basic EPS, loss applicable to common stock holders	$(1,107,428)	$(833,167)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	182,066,546
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average outstanding average number of common shares outstanding	199,632,803	182,066,546
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.01)	$(0.01)

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

As of July 31, 2017	RMB 6.73 to $1.00
As of April 30, 2017	RMB 6.90 to $1.00

Three months ended July 31, 2017	RMB 6.82 to $1.00
Three months ended July 31, 2016	RMB 6.60 to $1.00

COMPREHENSIVE LOSS

       Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2017 and 2016 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At July 31, 2017, we had $656,592 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through July 31, 2017.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $186,326 and $39,059 for the three months ended July 31, 2017 and 2016, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $68,559 and $83,667 for the three months ended July 31, 2017 and 2016, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring loss with a net loss of approximately $1,107,000 for the three months ended July 31, 2017 and has a significant accumulated deficit of $30.2 million at July 31, 2017.  The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and raise additional capital. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amount or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At July 31, 2017 and April 30, 2017, inventories consisted of the following:

	July 31, 2017	April 30, 2017
	(unaudited)
Raw materials	$4,542,803	$4,087,036
Work in process	2,204,035	1,802,782
Finished goods	3,392,876	3,089,703
	10,139,714	8,979,521
Less: reserve for obsolete inventory	(167,113)	(163,048)
	$9,972,601	$8,816,473

NOTE 4 - PROPERTY AND EQUIPMENT

At July 31, 2017 and April 30, 2017, property and equipment consisted of the following:

		July 31, 2017	April 30, 2017
	Estimated Life	(unaudited)
Office equipment	3-10 Years	$72,180	$67,091
Auto and trucks	2-10 Years	458,436	446,968
Manufacturing equipment	2-20 Years	5,305,413	5,109,816
Buildings	5-20 Years	8,905,805	8,136,080
Construction in process		300,664	815,471
		15,042,498	14,575,426
Less: accumulated depreciation		(6,853,332)	(6,334,229)
		$8,189,166	$8,241,197

For the three months ended July 31, 2017 and 2016, depreciation expense totaled $356,155 and $324,049, of which $283,105 and $252,239 were included in cost of revenues, respectively, and of which $73,050 and $71,810 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 - INTANGIBLE ASSETS

     On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541. In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name Only Sweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade address, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "Only Sweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012. The tangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of Only Sweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the three months ended July 31, 2017 and 2016, amortization expense amounted to $81,294 and $81,293, respectively.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

Intangible assets consisted of the following:

		July 31, 2017	April 30, 2017
	Estimated Life	(unaudited)
Only Sweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,598,778)	(1,517,484)
Intangible assets, net		$27,096	$108,390

NOTE 6 - LAND USE RIGHTS

Land use right consisted of the following:

		July 31, 2017	April 30, 2017
	Estimated Life	(unaudited)
Land use right	45 Years	$2,361,306	$2,303,168
Less: accumulated amortization		(472,405)	(448,113)
		$1,888,901	$1,855,055

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended July 31, 2017 and 2016, amortization expense related to land use rights amounted to $12,939 and $13,382, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

On July 31, 2017 and April 30, 2017, we reported $569,485 and $339,270 in accounts receivable - related party, respectively, related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended July 31, 2017 and 2016, we had revenue - related party of $121,556 and $1,513,738, respectively, from Qufu Shengwang Import and Export,

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the three months ended July 31, 2017 and 2016, we received advances from related parties for working capital totaled $2,420,352 and $1,200,657, respectively, and we repaid to related parties a total of $2,738,473 and $1,945,238, respectively. In the three months ended July 31, 2017 and 2016, interest expense related to due to related parties amounted to $22,070 and $25,645, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $743,196 (RMB5,000,000) and $1,189,114 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.87% per annum and we have repaid one of the loan of RMB5,000,000 with its accrued interests on April 1, 2017. The other advances bear no interest and are payable on demand. On July 31, 2017, the balance we owed Qufu Shengwang Import Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., of $146,000 and $137,343, respectively, and the balance due from Pharmaceutical Corporation was $487,734, which was repaid of $490,509 before September 12, 2017. On April 30, 2017, the balance we owed Qufu Shengwang Import Export and Mr. Weidong Chai totaled $21,878 and $134,002, respectively, the balance due from Pharmaceutical Corporation was $30,568, which was repaid on July 28, 2017. On July 31, 2017 and April 30, 2017, due to (from) related party activities consisted of the following:

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due (from) to related parties, April 30, 2017	$(30,568)	$21,878	$134,002	$125,312
Working capital advances from related parties	2,301,660	118,692	-	2,420,352
Repayments	(2,709,161)	(29,312)	-	(2,738,473)
Effect of foreign currency exchange	(49,665)	34,742	3,341	(11,582)
Balance due (from) to related parties, July 31, 2017	$(487,734)	$146,000	$137,343	$(204,391)

NOTE 8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on July 31, 2017 and April 30, 2017 totaled $2,362,924 and $4,729,865, respectively. As of July 31, 2017, prepaid expenses and other current assets includes $919,854 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation and $216,402 for business related employees' advances. As of April 30, 2017, $3,286,808 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation for shares issued, and $216,389 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $306,667, $1,226,668 and $511,111 as stock-based compensation expenses during the first quarter of fiscal year 2018 , fiscal year 2017 and fiscal year 2016, respectively. We also have recorded the remaining balance of the stock-based compensation of $1,635,554 as prepaid compensation, of which $1,226,668 included in prepaid expenses and other current assets and $408,886 included in the other long-term asset in the accompanying consolidated balance sheet at July 31, 2017.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we do not know when we can receive the remaining refund. We received a total refund of $465,904 as of July 31, 2017 and the remaining balance of $144,847 and $141,325 has been classified to other long-term asset at July 31, 2017 and April 30, 2017, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of July 31, 2017 and April 30, 2017:

Account	July 31, 2017	April 30, 2017
	(unaudited)
Accounts payable	$5,614,397	$5,096,599
Advanced from customers	83,289	40,900
Accrued salary payable	73,883	160,244
Tax payable	106,772	121,127
Deferred revenue	95,904	82,581
Other payable*	1,692,130	1,535,020
Total accounts payable and accrued expenses	$7,666,375	$7,036,471

On July 31, 2017, other payables consists of commission payable of $113,858, general liability, worker's compensation, and medical insurance payable of $492,230, consulting fee payable of $273,504, union and education fees payable of $287,394, interest payables for short-term loans of $292,741, advanced from the employees of $230,035 and other miscellaneous payables of $2,368. On April 30, 2017, other payables consists of commission payable of $133,712, general liability, worker's compensation, and medical insurance payable of $465,505, consulting fee payable of $266,852, union and education fees payable of $280,404 , interest payables for short-term loans of $213,153, advanced from the employees of $172,435 and other miscellaneous payables of $2,959.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

NOTE 10 -LOAN PAYABLE

Short-term loan payable

Short-term loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. At July 31, 2017 and April 30, 2017, short-term loans consisted of the following:

	July 31, 2017	April 30, 2017
	(Unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2017, with an annual interest rate of 10% at October 6, 2016.	$29,728	$29,005
Multiple loans from Jianjun Yan, non-related individual, due on October 6, 2017, with an annual interest rate of 10% at October 7, 2016.	1,190,303	1,161,354
Multiple loans from Jianjun Yan, non-related individual, due on March 30, 2018, with annual interest rate of 4% at March 31, 2017.	1,486,392	1,450,242
Loan from Junzhen Zhang, non-related individual, due on October 5, 2017, with an annual interest rate of 10% at October 6, 2016.	22,296	21,754
Loan from Jian Chen, non-related individual, due on January 26, 2018 and April 10, 2018, bearing an annual interest rate of 10%, with the principle amount of RMB700,000 ($104,047) and RMB300,000 ($44,592) at January 27, 2017 and April 11, 2017, respectively.	148,639	145,024
Loan from Qing Kong, non-related individual, due on March 6, 2018, with an annual interest rate of 10% at March 7, 2017.	65,401	63,811
Loan from Guihai Chen, non-related individual, due on March 10, 2018, with an annual interest rate of 10% at March 11, 2017.	16,350	15,953
Loan Weifeng Kong, non-related individual, due on November 28, 2017, with an annual interest rate of 10% at November 29, 2016.	29,728	29,004
Loan Shidong Wang, non-related individual, due on March 7, 2018, with an annual interest rate of 4% at March 8, 2017.	1,486,392	1,450,242
Total	$4,475,229	$4,366,389

 Long-term loan payable

Long-term loans payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. At July 31, 2017 and April 30, 2017, long-term loans consisted of the following:

	July 31, 2017	April 30, 2017
	(Unaudited)
Loan Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017	$1,486,392	$1,450,242
Loan Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017	1,486,392	1,450,242
Total:	$2,972,784	$2,900,484

For the three months ended July 31, 2017 and 2016, interest expense related to short-term loans and long-term loans amounted to $95,397 and $55,957, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended July 31, 2017 and 2016; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2017 and 2016 is as follows:

	Three Months Ended July 31,
	2017	2016
Revenues:
Chinese medicine - third party	$681,266	$674,007
Chinese medicine - related party	-	-
Total Chinese medicine	$681,266	$674,007

Stevioside - third party	2,994,500	2,200,772
Stevioside - related party	121,556	1,513,738
Total Stevioside	3,116,056	3,714,510
Total segment and consolidated revenues	$3,797,322	$4,388,517

Interest income (expense):
Chinese medicine	$163	$54
Stevioside	(117,462)	(81,388)
Corporate and other	-	-
Total segment and consolidated interest expense	$(117,299)	$(81,334)

Depreciation and amortization:
Chinese medicine	$67,782	$75,193
Stevioside	382,606	343,531
Total segment and consolidated depreciation and amortization	$450,388	$418,724

Income (loss) before income taxes:
Chinese medicine	$(75,716)	$41,649
Stevioside	(658,875)	(458,799)
Corporate and other	(372,837)	(416,017)
Total consolidated loss before income taxes	$(1,107,428)	$(833,167)

	July 31, 2017	April 30, 2017
Segment tangible assets:
Chinese medicine	$1,316,524	$1,319,227
Stevioside	6,872,642	6,921,970
Corporate and other		-
Total consolidated assets	$8,189,166	$8,241,197

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

NOTE 12 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended July 31, 2017 and 2016, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended July 31, 2017		For the three months ended July 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	*	-	34.3%
Shandong Yidatong Enterprises Co., Ltd	-	11.3%	-	19.1%
Total	-	11.3%	-	53.4%

(1)  Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.
 *   This represents less than 10% of the Company's revenue for the fiscal year 2016.

(ii)    Vendor Concentrations

For the three months ended July 31, 2017 and 2016, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended July 31, 2017		For the three months ended July 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Jintudi Stevia Co., Ltd	-	15.2%	-	*
Dongtai Yandun Stevia Corp.	-	32.5%	-	*
Dongtai Jiangrongfeng Stevia Corp.	-	*	-	26.1%
Gansu Puhua Stevia Develop Co., Ltd	-	-	-	13.1%
Zhucheng Haotian Pharmaceutical Co., Ltd	-	*	-	18.6%
Total	-	47.7%	-	57.8%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At July 31, 2017, we had $656,592 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through July 31, 2017.

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

NOTE 13 - SUBSEQUENT EVENTS

Our management has evaluated all activities subsequent to our balance sheet date through the issuance date of this report and concluded that no subsequent events have occurred that would require adjustments or disclosure to the accompanying unaudited condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2017 Annual Report on Form 10-K for fiscal year ended April 30, 2017.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a significant accumulated deficit, incurred recurring losses and, its overall sales decreased. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales forceas to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capitals needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and raise additional capital. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amount or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Recent Developments

We are planning to start buildings a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2017 and the first quarter of fiscal 2018, we have invested approximately $88,000 and $468,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

Chinese Medicine Segment

In our Chinese medicine segment, we manufacture and sell approximately 152 different extracts, which can be divided into the following three general categories:

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

OUR PERFORMANCE

 Our revenues totaled approximately $3,797,000 during the three months ended July 31, 2017, a decrease of 13.5%, as compared with the same period in 2016, while our gross margin decreased to 11.4% from 14.2%. Our total operating expenses in the three months ended July 31, 2017 increased by approximately $86,000, or 6.0% compared to the same period in 2016 primarily due to an increase of approximately $147,000, or 377.0% in research and development expenses, offset by a decrease of approximately $50,000, or 12.2% in selling expense and a decrease of approximately $11,000, or 1.1% in general and administrative expense. Our net loss for the three months ended July 31, 2017 was approximately $1,107,000, compared to $833,000 in the same period in 2016.

Our operating performance for the three months ended July 31, 2017 was primarily driven by an increase of 1.1% in sales revenue from our Chinese medicine segment, offset by a decrease of 16.1% in sales revenue from our stevia products in our Stevioside segment, including a decrease in sales to related parties of 92.0 % for their international customers.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus we hope that our sales volume in higher grade stevia products will increase in fiscal 2018 as the demands increase. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

The slightly increase in revenues in our Chinese medicine was primarily due to the increase of our unit sales price as the average market prices increased in this segment and the result of restructuring our Chinese medicine segment.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2018 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Some of the recent favorable observations related to the stevia markets in fiscal 2018 include:

-	Chinese domestic food and beverages, particularly herbal tea manufacturers and the pharmaceutical industry, have increased the use of steviosides;
-	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia; and
-
The marketing strategy to differentiate ourselves as a producer of higher quality stevia grades and product formulations through these collaboration efforts may lead to sustainable growth in stevia sales volume in the future.

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2018. During fiscal 2017, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2018. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2018.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2017 and 2016. The percentages represent each line item as a percent of revenues:

For the Three Months ended July 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$681,266	100.0%	$3,116,056	100.0%	$-	$3,797,322	100.0%
Cost of revenues	571,967	84.0%	2,791,637	89.6%	-	3,363,604	88.6%
Gross profit	109,299	16.0%	324,419	10.4%	-	433,718	11.4%
Research and development expenses	884	0.1%	185,442	6.0%	-	186,326	4.9%
Other operating expenses	184,269	27.1%	777,515	25.0%	372,837	1,334,621	35.2%
Other income (expenses)	139	0.0%	(20,338)	(0.7)%	-	(20,199)	(0.5)%
Loss before income taxes	$(75,715)	(11.1)%	$(658,876)	(21.1)%	$(372,837)	$(1,107,428)	(29.2)%

For the Three Months ended July 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$674,007	100.0%	$3,714,511	100.0%	$-	$4,388,518	100.0%
Cost of revenues	435,647	64.6%	3,328,876	89.6%	-	3,764,523	85.8%
Gross profit	238,360	35.4%	385,635	10.4%	-	623,995	14.2%
Research and development expenses	-	-	39,059	1.0%	-	39,059	0.9%
Other operating expenses	196,756	29.2%	783,155	21.1%	416,017	1,395,928	31.8%
Other income (expenses)	45	0.0%	(22,218)	(0.6)%	-	(21,172)	(0.5)%
Income (loss) before income taxes	$41,649	6.2%	$(458,799)	(12.4)%	$(416,017)	$(833,167)	(19.0)%

Revenues

Total revenues in the three months ended July 31, 2017 decreased by approximately 13.5%, as compared to the same period in 2016. Stevioside revenues, which accounts for 82.1% and 84.6% of our total revenues in the three months ended July 31, 2017 and 2016, respectively, decreased by approximately 16.1%, while Chinese medicine revenues increased by approximately $7,000 or 1.1%.

Within our Stevioside segment, revenues from sales to third parties increased by 36.1% and sales to the related party decreased by 92.0% in the three months ended July 31, 2017, as compared to the same period in 2016. We have been trying to develop our domestic and international market, in the past three months, and we have increased dependence of our sales to domestic market. Revenues from the sales in the domestic clients increased from 46.6% to 85.5% of our total revenue in the three months ended July 31, 2017, as compared to the same period in 2016. Since we do not have the authorization to export products from China, we used to outsource all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. We started to outsource our exporting business to Yi-Da Tong, which is a third party export agent since March 2016. Revenues from the sales in the international clients decreased from 53.4% to 14.5% of our total revenue in the three months ended July 31, 2017, as compared to the same period in 2016. In addition, newly launched products including A3-99 and enzyme treated stevia have been well accepted by the markets, especially in the U.S., where the adoption rate for stevia in food and beverage has been slower than expected, we produced 94 metric tons of stevioside for the three months ended July 31, 2017, as compared to 105 metric tons during the same period in 2016. We generated approximately $527,000 and $462,000 in revenue from producing over 7.3 metric tons and 5.9 metric tons of A3-99 and A3-98 in the three months ended July 31, 2017 and 2016, respectively.

Our unit sale price fluctuated from month to month in the three months ended July 31, 2017, which was mainly affected by the market environment; the average unit sale price is decreased by approximately 11.7% compare to the same period in 2016. Facing challenges in competitive pricing and raw materials for in the three months ended July 31, 2017, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in the near future.

We believe that the increase of sales in Chinese Medicine segment is primarily due to the sales quantity of approximately 97.9 metric tons, which increased by 6.8% (sales amount increased by only $7,259 or 1.1%) in the three months ended by July 31, 2017, as compared to the same period in 2016. We have more than 150 products in the Chinese Medicine segment, and their prices fluctuate depend on the market. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended July 31, 2017 decreased by 10.7%, compared to the same period in 2016. Cost of revenues as a percentage of revenues slightly increased from 85.8% to 88.6% during the three months ended 2017 and 2016. Gross margin in Stevioside segment remained stable at 10.4% for the three months ended by July 31, 2017, comparing the same period in 2016, which was primarily due to the improvements in efficiency of our production line to offset the higher raw material costs. Gross margin in Chinese Medicine segment was 16.0% in the three months ended July 31, 2017, a decrease as compared to the gross margin of 35.4% in the same period in 2016. The lower gross margin for Chinese Medicines was primarily due to high market competition with lower sales price and higher raw material costs for the low quality of raw materials received, causing an increase in purchase quantity in order to produce the same grade of products. We believe that the slower market for Chinese veterinary medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three months ended by July 31, 2017 was 11.4%, as compared to 14.2% in the same period in 2016.

Selling Expenses

For the three months ended July 31, 2017, we had a decrease of approximately $50,000, or 12.2% in selling expenses, as compared to the same period in 2016. The decrease was primarily due to the approximately $58,000 decrease in promotion expense, $15,000 decrease in shipping and freight, $6,000 decrease in commission, and $4,000 decrease in local taxes, offset by approximately $17,000 increase in advertising expenses, $6,000 increase in salary, $5,000 increase in office expense, and $5,000 increase in miscellaneous expense in the three months ended July 31, 2017.

General and Administrative Expenses

Our general and administrative expenses for the three months ended July 31, 2017 decreased by approximately $11,000, or 1.1% from the same period in 2016. The decrease was primarily due to a decrease of approximately $36,000 in stock based compensation for consulting services in connection with our common stock issued, $36,000 decrease in depreciation and amortization expenses since the disposition of property and equipment at the end of fiscal year 2017, $17,000 decrease in office expense, $22,000 decrease in salary and wage expenses, $13,000 decrease in product testing fee, and $6,000 decrease in travel expense, offset by $41,000 increase in bad debt expense, $56,000 increase in repairs and maintenance fee, and $22,000 increase in meals and entertainment expenses.

Research and Development Expense

For the three months ended July 31, 2017, our research and development expenses amounted to approximately $186,000, as compared to $39,000 for the same period in 2016. The increase of $147,000 was primarily due to the increase in spendings for third party technical consulting fees in the three months ended July 31, 2017.

 Other Income (Expenses)

For the three months ended July 31, 2017, other expense, net of other income, amounted to approximately $20,000, a decrease of $2,000 as compared to the other expense, net of other income, amounted to approximately $22,000 for the three months ended July 31, 2016. The decrease was primarily attributable to a decrease of interest expense – related party of $3,000 and an increase in other income of $38,000, offset by interest expense in the increased amount of approximately $39,000.

Net Loss

Net loss in the three months ended July 31, 2017 was approximately $1,107,000, compared to $833,000 in the three months ended July 31, 2016. The increase was primarily due to decrease in revenues, hence decrease in gross profit with higher operating expenses mainly from higher research and development expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2017, we had working capital of $4,303,000, including cash of $677,000, as compared to working capital of $4,652,000 and cash of $51,000 at April 30, 2017. The approximate 626,000 increase in our cash at July 31, 2017 from April 30, 2017 is primarily attributable to net cash provided by operating activities, which offset from net cash used in investing activities in purchase of property and equipment to improve our productivity and net cash used in financing activities in repayment of related party advances. We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to cover our working capital requirements and capital expenditures for the next twelve months.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $645,000 during the three months ended July 31, 2017. The days for sales outstanding in accounts receivable increased to 70 days as of July 31, 2017, as compared to 20 days as of April 30, 2017. The days for sales outstanding in accounts receivable for third party sales increased to 61 days as of July 31, 2017, as compared to 15 days as of April 30, 2017.  We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2018.

At July 31, 2017 inventories, net of reserve for obsolescence, totaled approximately $9,973,000, as compared to $8,816,000 as of April 30, 2017. The increase is primarily due to our increase in procurements of raw materials to meet our anticipated higher sales volume during the three months ended July 31, 2017. This inventory has not yet been sold due to the market demand not raising as much as we predicted, however the higher inventory balance will prepare us for our anticipated upcoming increase in demand.

Our accounts payable and accrued expenses were approximately $7,666,000 at July 31, 2017, an increase of approximately $630,000 from April 30, 2017. The increase is primarily due to in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at July 31, 2017 and April 30, 2017 totaled approximately $7,448,000 (RMB50,108,000) and $7,267,000 (RMB50,108,000), respectively. These loans payable consisted of short-term loans of approximately $4,475,000 (RMB30,108,000) and long-term loans of $2,973,000 (RMB20,000,000) from multiple non-related individuals, which bearing annual interest rates of 10% - 4%.  The maturity dates of the loans payable at July 31, 2017 range from October 5, 2017 to March 8, 2019.  During the three months ended July 31, 2017, the Company did not borrow additional short-term loan and long-term loan.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $1,000,000 during the three months ended July 31, 2017, as compared to net cash used in operating activities of $27,000 in the same period in 2016. The increase resulting from cash provided by operating activities was primarily due to depreciation and amortization expenses of approximately $450,000, allowance for doubtful accounts of $41,000, stock issued for employees' compensation of $307,000, $2,464,000 decrease in prepaid expense and other current assets, and $443,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $1,107,000, $923,000 increase in inventories, $439,000 increase in accounts receivable, $218,000 increase in accounts receivable-related party, and $17,000 decrease in taxes payables.

Net cash used in operating activities was approximately $27,000 during the three months ended July 31, 2016, as compared to net cash provided by operating activities of $911,000 in the same period in 2015. The decrease resulting from cash provided by operating activities was primarily due to depreciation and amortization expenses of approximately $419,000, allowance for doubtful accounts of $176,000, stock issued for services of $36,000, stock issued for employees' compensation of $307,000, $264,000 decrease in accounts receivable-related party, $1,648,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $833,000, $1,291,000 increase in inventories, $311,000 increase in accounts receivable, $316,000 increase in prepaid expense and other current assets and $128,000 decrease in taxes payables.

NET CASH FLOW (USED IN) PROVIDED BY INVESTING ACTIVITIES:

Net cash used in investing activities amounted to approximately $66,000 during the three months ended July 31, 2017 due to capital expenditures for property and equipment.

Net cash provided by investing activities amounted to approximately $4,000 during the three months ended July 31, 2016 due to proceeds from sales / disposal of real estate investments of approximately $303,000, offset by $299,000 capital expenditures for property and equipment.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities amounted to approximately $318,000 in the three months ended July 31, 2017, primarily due to repayments made to related party advances, net of proceed received from related party advances. During the three months ended July 31, 2017, from time to time, we made repayments of related party advances approximately $2,738,000 for working capital purposes and we also received advances from related parties totaling of approximately $2,420,000.

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

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2017.

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

	July 31, 2017	April 30, 2017
	(Unaudited)
China	$656,592	$30,781
United States	20,335	20,335
Total	$676,927	$51,116

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2017.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2017 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). As reported in our Form 10-K for the year ended April 30, 2017, management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2017.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended July 31, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2017 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2017 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2017 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2017Annual Report on Form 10-K.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 14, 2017	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 14, 2017	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer