Form 10-Q
period 2017-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2017-12-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 13, 2017, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2018 is referred to as "fiscal 2018" and the year ended April 30, 2017 is referred to as "fiscal 2017".  Also, the three month period ended October 31, 2017 is our second quarter and is referred to as the "second quarter of fiscal 2018". Likewise, the three month period ended October 31, 2016 is referred to as the "second quarter of fiscal 2017".

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
iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$988,822	$51,116
Accounts receivable, net of allowance for doubtful accounts of $1,093,388 and $1,182,632, respectively	2,753,315	2,243,621
Accounts receivable - related party	326,572	339,270
Inventories, net	10,157,436	8,816,473
Prepaid expenses and other current assets	2,968,579	4,729,865
Total Current Assets	17,194,724	16,180,345

Property and equipment, net	8,048,661	8,241,197
Intangible assets, net	-	108,390
Land use rights, net	1,903,412	1,855,055
Other long-term asset	249,168	856,878
Total Assets	$27,395,965	$27,241,865

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,340,410	$7,036,471
Short-term loans	4,318,601	4,366,389
Due to related parties	897,458	125,312
Total Current Liabilities	12,556,469	11,528,172

Long-term loans	4,629,420	2,900,484

Total Liabilities	17,185,889	14,428,656

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of October 31, 2017 and April 30, 2017, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(32,151,706)	(29,112,556)
Accumulated other comprehensive income	4,480,870	4,044,853
Total Stockholders' Equity	10,210,076	12,813,209
Total Liabilities and Stockholders' Equity	$27,395,965	$27,241,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2017	2016	2017	2016

Revenues	$4,824,347	$3,497,338	$8,500,113	$6,372,117
Revenues - related party	145,824	1,948,631	267,380	3,462,369

Total revenues	4,970,171	5,445,969	8,767,493	9,834,486
Cost of revenues	4,925,163	4,813,529	8,288,767	8,578,052

Gross profit	45,008	632,440	478,726	1,256,434

Operating expenses:
Selling expenses	491,934	448,060	855,650	862,210
General and administrative expenses	768,692	991,871	1,739,597	1,973,649
Loss on disposition of property and equipment	282,720	3,579	282,720	3,579
Research and development expenses	179,977	70,269	366,303	109,328
Total operating expenses, net	1,723,323	1,513,779	3,244,270	2,948,766

Loss from operations	(1,678,315)	(881,339)	(2,765,544)	(1,692,332)

Other (expenses) income
Other (expenses) income	(135,447)	58,490	(38,347)	117,650
Interest income	203	192	371	460
Interest expense - related party	(23,120)	(32,468)	(45,190)	(58,113)
Interest expense	(95,043)	(56,288)	(190,440)	(112,245)

Total other expenses, net	(253,407)	(30,074)	(273,606)	(52,248)

Loss before income taxes	(1,931,722)	(911,413)	(3,039,150)	(1,744,580)

Provision for income taxes	-	-	-	-

Net loss	$(1,931,722)	$(911,413)	$(3,039,150)	$(1,744,580)

Comprehensive loss:
Net loss	$(1,931,722)	$(911,413)	$(3,039,150)	$(1,744,580)

Foreign currency translation adjustment	153,045	(263,888)	436,017	(637,359)

Total comprehensive loss	$(1,778,677)	$(1,175,301)	$(2,603,133)	$(2,381,939)

Net loss per common share:
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding - basic and diluted	199,632,803	182,066,546	199,632,803	182,066,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,039,150)	$(1,744,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	733,978	659,876
Amortization of intangible assets	108,390	162,586
Amortization of land use right	26,265	26,586
Loss on disposition of property and equipment	282,720	3,579
Allowance for doubtful accounts	38,702	290,275
Recovery of bad debt reserve	(173,162)	-
Stock issued for services	-	72,500
Stock issued for employees' compensation	613,334	613,334
Loss from sales of real estate investment held for resale	-	2,410
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(376,356)	(747,648)
Accounts receivable - related party	25,844	409,473
Inventories	(976,695)	(3,903,287)
Prepaid expenses and other current assets	1,971,042	(417,665)
Accounts payable and accrued expenses	(236,209)	4,136,173
Taxes payable	(1,114)	(139,238)
NET CASH USED IN OPERATING ACTIVITIES	(1,002,411)	(575,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(220,999)	(449,166)
Proceeds from disposal of equipment	1,492	-
Proceeds from disposal of real estate investment	-	301,159
NET CASH USED ININVESTING ACTIVITIES	(219,507)	(148,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	1,622,884	200,873
Repayment of short-term loan	(371,880)	-
Advance due from related parties	4,247,021	2,035,881
Repayment of related party advances	(3,474,678)	(1,961,562)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,023,347	275,189

EFFECT OF EXCHANGE RATE ON CASH	136,277	(29,826)

NET INCREASE (DECREASE) IN CASH	937,706	(478,270)

Cash at the beginning of period	51,116	900,071

Cash at the end of period	$988,822	$421,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$1,882
Cash paid for interest	$38,156	$58,113

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$260,933	$312,482
Accrued interests enrolled into debts	$122,096	$-

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

Our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines and subsidiaries included in continuing operations consisted of the following:

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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. In fiscal year 2017, WILD is still one of our customers continuing to purchase enzyme treated products from us.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2017 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended October 31, 2017 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2017, we held $988,037 of our cash and cash equivalents with commercial banking institutions in the PRC, and $785 with banks in the United States. As of April 30, 2017, we held $30,781 of our cash and cash equivalents with commercial banking institution in PRC, and $20,335 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2017.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. At October 31, 2017 and April 30, 2017, the allowance for doubtful accounts was $1,093,388 and $1,182,632, respectively. We recognized bad debt expenses of $38,702 and $290,272 for the six months ended October 31, 2017 and 2016, respectively and which was offset by a recovery of bad debt reserve of $173,162 and $0, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At October 31, 2017 and April 30, 2017, the Company recorded a reserve for obsolete or slow-moving inventories of $260,824 and $163,048, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $282,720 and $122,285 at October 31, 2017 and April 30, 2017, respectively. We received $1,492 and $0 in cash proceeds form disposal of equipment for the six months ended October 31, 2017 and 2016, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on October 31, 2017 and April 30, 2017 amounted to $124,817 and $121,127, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended October 31,		Six Months Ended October 31,
Numerator:
	2017	2016	2017	2016
Net loss attributable to Sunwin Stevia International, Inc.	$(1,931,722)	$(911,413)	$(3,039,150)	$(1,744,580)
Numerator for basic EPS, loss applicable to common stock holders	$(1,931,722)	$(911,413)	$(3,039,150)	$(1,744,580)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	182,066,546	199,632,803	182,066,546
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	199,632,803	182,066,546	199,632,803	182,066,546
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

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

As of October 31, 2017	RMB 6.63 to $1.00
As of April 30, 2017	RMB 6.90 to $1.00

Six months ended October 31, 2017	RMB 6.72 to $1.00
Six months ended October 31, 2016	RMB 6.64 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the six months ended October 31, 2017 and 2016 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At October 31, 2017, we had $988,037 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through October 31, 2017.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $179,977 and $70,269 for the three months ended October 31, 2017 and 2016, and $366,303 and $109,328 for the six months ended October 31, 2017 and 2016, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $93,692 and $167,724 for the three months ended October 31, 2017 and 2016, and $162,251 and $251,391 for the six months ended October 31, 2017 and 2016, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $1,842,000 and $2,949,000 for the three and six months ended October 31, 2017, respectively, and has a significant accumulated deficit of $32.1 million at October 31, 2017.  The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

NOTE 3 - INVENTORIES

At October 31, 2017 and April 30, 2017, inventories consisted of the following:

	October 31, 2017	April 30, 2017
	(unaudited)
Raw materials	$5,368,990	$4,087,036
Work in process	1,735,614	1,802,782
Finished goods	3,313,656	3,089,703
	10,418,260	8,979,521
Less: reserve for obsolete inventory	(260,824)	(163,048)
	$10,157,436	$8,816,473

NOTE 4 - PROPERTY AND EQUIPMENT

At October 31, 2017 and April 30, 2017, property and equipment consisted of the following:

		October 31, 2017	April 30, 2017
	Estimated Life	(unaudited)
Office equipment	3-10 Years	$66,366	$67,091
Auto and trucks	2-10 Years	488,836	446,968
Manufacturing equipment	2-20 Years	4,578,376	5,109,816
Buildings	5-20 Years	8,746,166	8,136,080
Construction in process		419,495	815,471
		14,299,239	14,575,426
Less: accumulated depreciation		(6,250,578)	(6,334,229)
		$8,048,661	$8,241,197

For the three months ended October 31, 2017 and 2016, depreciation expense totaled $377,823 and $335,827, of which $340,563 and $249,791 were included in cost of revenues, respectively, and of which $37,260 and $86,036 were included in general and administrative expenses, respectively. For the six months ended October 31, 2017 and 2016, depreciation expense totaled $733,978 and $659,876, of which $623,668 and $502,030 was included in cost of revenues, respectively, and of which $110,310 and $157,846 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 - LAND USE RIGHTS

Land use right consisted of the following:

		October 31, 2017	April 30, 2017
	Estimated Life	(unaudited)
Land use right	45 Years	$2,395,983	$2,303,168
Less: accumulated amortization		(492,571)	(448,113)
		$1,903,412	$1,855,055

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended October 31, 2017 and 2016, amortization expense related to land use rights amounted to $13,326 and $13,204, respectively. For the six month periods ended October 31, 2017 and 2016, amortization expense amounted to $26,265 and $26,586.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

On October 31, 2017 and April 30, 2017, we reported $326,572 and $339,270 in accounts receivable - related party, respectively, related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended October 31, 2017 and 2016, we had revenue - related party of $145,824 and $1,948,631, respectively. For the six months ended October 31, 2017 and 2016, we had revenue - related party of $267,380 and $3,462,369, respectively, from Qufu Shengwang Import and Export.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the six months ended October 31, 2017 and 2016, we received advances from related parties for working capital totaled $4,247,021 and $2,035,881, respectively, and we repaid to related parties a total of $3,474,678 and $1,961,565, respectively. During the three and six months ended October 31, 2017 and 2016, interest expense related to due to related parties amounted to $23,120 and $32,468, and $45,190 and $58,113, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $743,196 (RMB5,000,000) and $1,189,114 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.87% per annum and we have repaid one of the loans of RMB5,000,000 with its accrued interests on April 1, 2017. The other advances bear no interest and are payable on demand. On October 31, 2017, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., is $691,913, $52,277 and $153,268, respectively. On April 30, 2017, the balance we owed to Qufu Shengwang Import and Export and Mr. Weidong Chai totaled $21,878 and $134,002, respectively, the balance due from Pharmaceutical Corporation was $30,568, which was repaid on July 28, 2017. On October 31, 2017 and April 30, 2017, due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due (from) to related parties, April 30, 2017	$(30,568)	$21,878	$134,002	$125,312
Working capital advances from related parties	3,841,789	391,487	13,745	4,247,021
Repayments	(3,088,405)	(386,273)	-	(3,474,678)
Effect of foreign currency exchange	(30,903)	25,185	5,521	(197)
Balance due to related parties, October 31, 2017	$691,913	$52,277	$153,268	$897,458

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on October 31, 2017 and April 30, 2017 totaled $2,968,579 and $4,729,865, respectively. As of October 31, 2017, prepaid expenses and other current assets includes $1,408,490 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation and $333,421 for business related employees' advances. As of April 30, 2017, prepaid expenses and other current assets includes $3,286,808 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation for shares issued, and $216,389 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $613,334, $1,226,668 and $511,111 as stock-based compensation expenses during the six months ended October 31, 2017, fiscal year ended April 30, 2017 and fiscal year ended April 30, 2016, respectively. We also have recorded the remaining balance of the stock-based compensation of $1,328,887 as prepaid compensation, of which $1,226,668 was included in prepaid expenses and other current assets and $102,219 was included in the other long-term asset in the accompanying consolidated balance sheet at October 31, 2017.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we do not know when we can receive the remaining refund. We received a total refund of $463,802 as of October 31, 2017 and the remaining balance of $146,949 and $141,325 has been classified to other long-term asset at October 31, 2017 and April 30, 2017, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of October 31, 2017 and April 30, 2017:

Account	October 31, 2017	April 30, 2017
	(unaudited)
Accounts payable	$5,003,943	$5,096,599
Advanced from customers	56,309	40,900
Accrued salary payable	187,339	160,244
Tax payable	124,817	121,127
Deferred revenue	140,847	82,581
Other payable*	1,827,155	1,535,020
Total accounts payable and accrued expenses	$7,340,410	$7,036,471

On October 31, 2017, other payables consists of commission payable of $190,907, general liability, worker's compensation, and medical insurance payable of $500,849, consulting fee payable of $199,058, union and education fees payable of $291,499, interest payables for short-term loans of $393,284, advanced from the employees of $249,223 and other miscellaneous payables of $2,335. On April 30, 2017, other payables consists of commission payable of $133,712, general liability, worker's compensation, and medical insurance payable of $465,505, consulting fee payable of $266,852, union and education fees payable of $280,404 , interest payables for short-term loans of $213,153, advanced from the employees of $172,435 and other miscellaneous payables of $2,959.

NOTE 9 -LOAN PAYABLE

Short-term loan payable

Short-term loans are loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. At October 31, 2017 and April 30, 2017, short-term loans consisted of the following:

	October 31, 2017	April 30, 2017
	(Unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2017, with an annual interest rate of 10% at October 6, 2016. Renewed on October 6, 2017 and accrued interest of RMB20,000 ($3,016) added to the original principal amount of RMB200,000 ($30,159), terms were not changed, with new due date on October 5, 2018.	$33,175	$29,005
Loans from Jianjun Yan, non-related individual, due on October 6, 2017, with an annual interest rate of 10% at October 7, 2016. Renewed on October 7, 2017 and accrued interest of RMB800,800 ($120,757) added to the original principal amount of RMB8,008,000 ($1,207,570), terms were not changed, with new due date on October 6, 2018.	1,328,327	1,161,354
Loans from Jianjun Yan, non-related individual, due on March 30, 2018, with annual interest rate of 4% at March 31, 2017. Repaid partial principal amount of $371,880 on August 23, 2017.	1,130,967	1,450,242
Loan from Junzhen Zhang, non-related individual, due on October 5, 2017, with an annual interest rate of 10% at October 6, 2016, which renewed for original RMB150,000 ($22,619) and the Company borrowed an additional RMB10,000 ($1,508) from Junzhen Zhang under the same terms on October 6, 2017 with new due date on October 5, 2018.	24,127	21,754
Loan from Jian Chen, non-related individual, due on January 26, 2018 and April 10, 2018, bearing an annual interest rate of 10%, with the principle amount of RMB700,000 ($105,557) and RMB300,000 ($45,239) at January 27, 2017 and April 11, 2017, respectively.	150,796	145,024
Loan from Qing Kong, non-related individual, due on March 6, 2018, with an annual interest rate of 10% at March 7, 2017.	66,350	63,811
Loan from Guihai Chen, non-related individual, due on March 10, 2018, with an annual interest rate of 10% at March 11, 2017.	16,587	15,953
Loan from Guihai Chen, non-related individual, due on September 20, 2018, with an annual interest rate of 10% at September 21, 2017.	30,159	-
Loan from Weifeng Kong, non-related individual, due on November 28, 2017, with an annual interest rate of 10% at November 29, 2016. See Note 12.	30,159	29,004
Loan from Shidong Wang, non-related individual, due on March 7, 2018, with an annual interest rate of 4% at March 8, 2017.	1,507,954	1,450,242
Total	$4,318,601	$4,366,389

Long-term loan payable

Long-term loans payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. At October 31, 2017 and April 30, 2017, long-term loans consisted of the following:

	October 31, 2017	April 30, 2017
	(Unaudited)
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017	$1,507,954	$1,450,242
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017	1, 507,954	1,450,242
Loan from Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017	1,613,512	-
Total:	$4,629,420	$2,900,484

For the three and six months ended October 31, 2017 and 2016, interest expense related to short-term loans and long-term loans amounted to $95,043 and $56,288, and $190,440 and $112,245, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended October 31, 2017 and 2016; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2017 and 2016 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Revenues:
Chinese medicine - third party	$741,954	$706,115	$1,423,220	$1,380,122
Chinese medicine - related party	-	-	-	-
Total Chinese medicine	741,954	706,115	1,423,220	1,380,122

Stevioside - third party	4,082,393	2,791,223	7,076,893	4,991,995
Stevioside - related party	145,824	1,948,631	267,380	3,462,369
Total Stevioside	4,228,217	4,739,854	7,344,273	8,454,364
Total segment and consolidated revenues	$4,970,171	$5,445,969	$8,767,493	$9,834,486

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Interest (expense) income:
Chinese medicine	$194	$20	$356	$73
Stevioside	(118,154)	(88,584)	(235,615)	(169,971)
Total segment and consolidated interest expense	$(117,960)	$(88,564)	$(235,259)	$(169,898)
Depreciation and amortization:
Chinese medicine	$69,648	$72,856	$137,430	$148,049
Stevioside	348,597	357,468	731,203	700,999
Total segment and consolidated depreciation and amortization	$418,245	$430,324	$868,633	$849,048
Loss before income taxes:
Chinese medicine	$(439,194)	$(191,545)	$(514,908)	$(149,896)
Stevioside	(1,158,161)	(368,871)	(1,817,038)	(827,670)
Corporate and other	(334,367)	(350,997)	(707,204)	(767,014)
Total consolidated loss before income taxes	$(1,931,722)	$(911,413)	$(3,039,150)	$(1,744,580)

	October 31, 2017	April 30, 2017
Segment tangible assets:
Chinese medicine	$1,048,261	$1,319,227
Stevioside	7,000,400	6,921,970
Corporate and other	-	-
Total consolidated assets	$8,048,661	$8,241,197

NOTE 11 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended October 31, 2017 and 2016, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended October 31, 2017		For the three months ended October 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A (1)	-	*	-	35.8%
B	-	*	-	13.9%
C	-	15.0%	-	*
Total	-	15.0%	-	49.7%

 For the six months ended October 31, 2017 and 2016, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the six months ended October 31, 2017		For the six months ended October 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A (1)	-	*	-	35.2%
B	-	*	-	17.6%
C	-	12.5%	-	*
Total	-	12.5%	-	52.8%

(1)  Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.
 *   This represents less than 10% of the Company's revenue for the three and six months ended October 31, 2017 and 2016.

(ii)    Vendor Concentrations

For the three months ended October 31, 2017 and 2016, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended October 31, 2017		For the three months ended October 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A	-	19.0%	-	*
B	-	10.6%	-	35.6%
C	-	19.4%	-	*
D	-	*	-	29.0%
Total	-	49.0%	-	64.6%

For the six months ended October 31, 2017 and 2016, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the six months ended October 31, 2017		For the six months ended October 31, 2016
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A	-	17.2%	-	*
B	-	21.1%	-	16.7%
C	-	11.5%	-	15.4%
D	-	*	-	23.5%
Total	-	49.8%	-	55.6%

*   This represents less than 10% of the Company's purchase for the three and six months ended October 31, 2017 and 2016.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At October 31, 2017, we had $988,037 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through October 31, 2017.

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

NOTE 12 - SUBSEQUENT EVENTS

             On November 29, 2017, we renewed the amount of RMB200,000 ($30,159) loan from Weifeng Kong, non-related individual, with an annual interest rate of 10% and new due date on November 28, 2018.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a significant accumulated deficit, incurred recurring losses and, its overall sales decreased. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales forces to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capitals needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

Recent Developments

We are planning to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2017 and the first two quarters of fiscal 2018, we have invested approximately $88,000 and $482,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

Chinese Medicine Segment

In our Chinese medicine segment, we manufacture and sell approximately 189 different extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

We have evaluated the potential disposition of the Chinese medicine segment to further streamline our product offering and focus our business of producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese medicine segment has also been influenced by our concerns regarding the profitability of this segment in the near future as competition in the Chinese medicine market has strengthened over the past few months. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards of this segment. These measures are expected to further increase our raw materials and production costs in the coming quarters and beyond. However, this segment is currently operating at full capacity and we do not expect significant growth potential from this segment in the near future.

OUR PERFORMANCE

 Our revenues totaled approximately $4,970,000 during the three months ended October 31, 2017, a decrease of 8.7%, as compared with the same period in 2016, while our gross margin decreased to 0.9% from 11.6%. Our total operating expenses in the three months ended October 31, 2017 increased by approximately $210,000, or 13.8% compared to the same period in 2016 primarily due to an increase of approximately $110,000, or 156.1% in research and development expenses, an increase of approximately $44,000, or 9.8% in selling expense and an increase of $279,000, or 7,799.4% in loss on disposition of property and equipment, offset by a decrease of approximately $223,000, or 22.5% in general and administrative expense. Our net loss for the three months ended October 31, 2017 was approximately $1,932,000, compared to $911,000 in the same period in 2016, an increase of approximately $1,021,000.

Our revenues totaled $8,767,000 during the six months ended October 31, 2017, a decrease of 10.9% as compared with the same period in 2016, while our gross margin decreased to 5.5% from 12.8%. Our total operating expenses in the six months ended October 31, 2017 increased by approximately $296,000 or 10.0% compared to the same period in 2016, primarily due to an increase of approximately $257,000 or 235.1% in research and development, and an increase of approximately $279,000, or 7,799.4% in loss on disposition of property and equipment, offset by a decrease of $234,000 and $7,000, or 11.9% and 0.8% in general and administrative expense and selling expense, respectively. Our net loss for the six months ended October 31, 2017 was approximately $3,039,000, compared to the $1,745,000 in the same period in 2016, an increase of approximately $1,294,000.

Our operating performance for the three months ended October 31, 2017 was primarily driven by an increase of 5.1% in sales revenue from our Chinese medicine segment, offset by a decrease of 10.8% in sales revenue from our stevia products in our Stevioside segment, including a decrease in sales to related parties of 92.5 % for international customers. Our operating performance for the six months ended October 31, 2017 was primarily driven by an increase of 3.1% in sales revenue from our Chinese medicine segment, offset by a decrease of 13.1% in sales revenue from our stevia products in our Stevioside segment, including a decrease in sales to related parties of 92.3 % for international customers.

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

The slight increase in revenues in our Chinese medicine was primarily due to the increase of our unit sales price as the average market prices increased in this segment and the result of restructuring our Chinese medicine segment.

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2018. During fiscal 2017, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2018. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2018.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2017 and 2016. The percentages represent each line item as a percent of revenues:

For the Three Months ended October 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$741,954	100.0%	$4,228,217	100.0%	$-	$4,970,171	100.0%
Cost of revenues	616,701	83.1%	4,308,462	101.9%	-	4,925,163	99.1%
Gross profit	125,253	16.9%	(80,245)	(1.9)%	-	45,008	0.9%
Research and development expenses	59	0.0%	179,918	4.3%	-	179,977	3.6%
Other operating expenses	438,356	59.1%	770,623	18.2%	334,367	1,543,346	31.1%
Other expenses	126,032	17.0%	127,375	3.0%	-	253,407	5.1%
Loss before income taxes	$(439,194)	(59.2)%	$(1,158,161)	(27.4)%	$(334,367)	$(1,931,722)	(38.9)%

For the Three Months ended October 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$706,115	100.0%	$4,739,854	100.0%	$-	$5,445,969	100.0%
Cost of revenues	553,040	78.3%	4,260,489	89.9%	-	4,813,529	88.4%
Gross profit	153,075	21.7%	479,365	10.1%	-	632,440	11.6%
Research and development expenses	-	-	70,269	1.5%	-	70,269	1.3%
Other operating expenses	343,942	48.7%	748,571	15.8%	350,997	1,443,510	26.5%
Other expense	677	0.1%	29,397	0.6%	-	30,074	0.6%
Loss before income taxes	$(191,545)	(27.1)%	$(368,871)	(7.8)%	$(350,997)	$(911,413)	(16.7)%

The following table summarizes our results from operations for the six month periods ended October 31, 2017 and 2016.

For the Six Months ended October 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,423,220	100.0%	$7,344,273	100.0%	$-	$8,767,493	100.0%
Cost of revenues	1,188,668	83.5%	7,100,099	96.7%	-	8,288,767	94.5%
Gross profit	234,552	16.5%	244,174	3.3%	-	478,726	5.5%
Research and development expenses	943	0.0%	365,360	5.0%	-	366,303	4.2%
Other operating expenses	622,625	43.8%	1,548,138	21.1%	707,204	2,877,967	32.8%
Other expenses	125,892	8.9%	147,714	2.0%	-	273,606	3.1%
Loss before income taxes	$(514,908)	(36.2)%	$(1,817,038)	(24.7)%	$(707,204)	$(3,039,150)	(34.7)%

For the Six Months ended October 31, 2016
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,380,122	100.0%	$8,454,364	100.0%	$-	$9,834,486	100.0%
Cost of revenues	988,687	71.6%	7,589,365	89.8%	-	8,578,052	87.2%
Gross profit	391,435	28.4%	864,999	10.2%	-	1,256,434	12.8%
Research and development expenses	-	-	109,328	1.3%	-	109,328	1.1%
Other operating expenses	540,697	39.2%	1,531,727	18.1%	767,014	2,839,438	28.8%
Other expense	633	0.1%	51,615	0.6%	-	52,248	0.5%
Loss before income taxes	$(149,895)	(10.9)%	$(827,671)	(9.8)%	$(767,014)	$(1,744,580)	(17.7)%

Revenues

Total revenues in the three months ended October 31, 2017 decreased by approximately 8.7%, as compared to the same period in 2016. Stevioside revenues, which accounts for 85.1% and 87.0% of our total revenues in the three months ended October 31, 2017 and 2016, respectively, decreased by 10.8%, while Chinese medicine revenues increased by 5.1%.

Within our Stevioside segment, revenues from sales to third parties increased by 46.3% and sales to the related party decreased by 92.5% in the three months ended October 31, 2017, as compared to the same period in 2016. We have been trying to develop our domestic and international market in the past three months, and we have increased the dependence of our sales to domestic market. Revenues from the sales to our domestic clients increased from 64.2% to 94.6% of our total revenue in the three months ended October 31, 2017, as compared to the same period in 2016. Since we do not have the authorization to export products from China, we used to outsource all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. We started to outsource our exporting business to Yi-Da Tong, which is a third party export agent since March 2016. Revenues from the sales to our international clients decreased from 35.8% to 2.9% of our total revenue in the three months ended October 31, 2017, as compared to the same period in 2016. We sold total quantity amount of 118 metric tons of stevioside for the three months ended October 31, 2017, increased by 21.9% as compared to 97 metric tons during the same period in 2016.

Our unit sale price fluctuated from month to month in the three months ended October 31, 2017, which was mainly affected by the market environment; the average unit sale price decreased by approximately 24.4% compare to the same period in 2016. Facing challenges in competitive pricing and raw materials in the three months ended October 31, 2017, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We anticipate the price of stevia leaves, the raw material we use to produce our stevioside series products, to increase in the near future baed on data availible to us and we purchase stevia leaves in bulk.

Total revenues in the six months ended October 31, 2017 decreased by 10.9% as compared to the same period in 2016.  Stevioside revenues, which accounts for 83.8% and 86.0% of our total revenues in the six months ended October 31, 2017 and 2016, respectively, decreased by 13.1%, and Chinese medicine revenues increased by approximately $43,000 or 3.1%. During the six months ended October 31, 2017, within our Stevioside segment, we increased our sales volume by approximately 209 metric tons, a 3.2% increase; the average unit price of our stevia products was decreased by 18.3% as to stay ahead of competition and to gain market share, as compared to the same period in 2016. Stevioside revenues from sales to third parties increased by 41.8% while sales to the related party decreased by 92.3% in the six months ended October 31, 2017, as compared to the same period in 2016.We believe that the increase of sales in Chinese Medicine segment is primarily due to our marketing efforts resulting to the sales quantity of approximately 208.6 metric tons, which is an increase of 8.1%. As the result of higher sales quantity, the sales amount increased by approximately $43,000 or 3.1% in the six months ended by October 31, 2017, as compared to the same period in 2016. We have more than 150 products in the Chinese Medicine segment, and their prices fluctuate depend on the market. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended October 31, 2017 increased by 2.3%, compared to the same period in 2016. Cost of revenues as a percentage of revenues increased from 88.4% to 99.1% during the three months ended 2017 and 2016. Gross margin in Stevioside segment decreased from 10.1% to (1.9)% for the three months ended by October 31, 2017, comparing the same period in 2016, which was primarily due to the reduction of our sales prices to stay ahead of competition and to gain market share while we incurred higher raw material costs and higher overhead costs. Gross margin in Chinese Medicine segment was 16.9% in the three months ended October 31, 2017, a decrease as compared to the gross margin of 21.7% in the same period in 2016. The lower gross margin for Stevioside segment and Chinese Medicine segment were primarily due to high market competition with lower sales price to gain our market share on both domestic and international markets. We believe that the slower market for Chinese veterinary medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three months ended by October 31, 2017 was 0.9%, as compared to 11.6% in the same period in 2016.

The consolidated gross margin for the six months ended October 31, 2017 decreased to 5.5%, compared to 12.8% for the same period in 2016. Gross margin in the Stevioside segment decreased during the six months ended October 31, 2017 to 3.3%, compared to 10.2% for the same period in 2016. The decrease was primarily due to the higher raw material costs and lower average unit sale price as to stay ahead of competition and to gain our market share during the period compared with the same period in 2016. The Chinese medicine segment gross margin decreased to 16.5% in the six months ended October 31, 2016, compared to 28.4% for the same period in 2016, due to similar reasons discussed above.

Selling Expenses

For the three months ended October 31, 2017, we had an increase of approximately $44,000, or 9.8% in selling expenses, as compared to the same period in 2016. The increase was primarily due to the approximately $12,000 increase in US warehouse expense, $97,000 increase in promotion and marketing expenses, $14,000 increase in salary and wage, $10,000 increase in travel and entertainment expenses, $6,000 increase in office expense, and $4,000 increase in miscellaneous expense, offset by a $74,000 decrease in shipping and freight, $10,000 decrease in commission, and $15,000 decrease in advertising expenses in the three months ended October 31, 2017.

In the six months ended October 31, 2017, we had a decrease of approximately $7,000, or 0.8% in selling expenses, as compared to the same period in 2016. The decrease was primarily due to the approximately $89,000 decrease in shipping and freight, $16,000 decrease in commission, offset by an increase of $19,000 in salary and wage, $39,000 increase in promotion and marketing expenses, $10,000 increase in office expense, $12,000 increase in US warehouse expense, $10,000 increase in travel and entertainment expenses and approximately $15,000 increase in miscellaneous expense in the six months ended October 31, 2017.

General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2017 decreased by approximately $223,000, or 22.5% from the same period in 2016. The decrease was primarily due to a decrease of approximately $117,000 in bad debt expense, $17,000 decrease in stock based compensation for consulting services in connection with our common stock issued, $66,000 decrease in depreciation and amortization expenses since the disposition of property and equipment, $10,000 decrease in office expense, $24,000 decrease in salary and wage expenses, $59,000 decrease in product testing fee, and $61,000 decrease in travel expense, offset by $14,000 increase in auto expense, $23,000 increase in repairs and maintenance fee, $22,000 increase in property tax and other tax expense, $9,000 increase in marketing expense, $9,000 increase in meals and entertainment expenses, and $54,000 increase in miscellaneous expense in three months ended October 31, 2017.

Total general and administrative expenses for the six months ended October 31, 2017 decreased by approximately $234,000, or 11.9% from the comparable period in 2016. The decrease was primarily due to approximately $76,000 in bad debt expense, $63,000 decrease in stock based compensation for consulting services in connection with our common stock issued, $102,000 decrease in depreciation and amortization expenses since the disposition of property and equipment, $27,000 decrease in office expense, $47,000 decrease in salary and wage expenses, $71,000 decrease in product testing fee, $66,000 decrease in travel expense, and $31,000 decrease in miscellaneous expense, offset by $13,000 increase in auto expense, $79,000 increase in repairs and maintenance fee, $115,000 increase in property tax and other tax expense, $11,000 increase in marketing expense, and $31,000 increase in meals and entertainment expenses in six months ended October 31, 2017.

Research and Development Expense

For the three and six months ended October 31, 2017, our research and development expenses amounted to approximately $180,000 and $366,000, as compared to $70,000 and $109,000 for the same period in 2016, respectively. The increase of $110,000 and $257,000 was primarily due to the increase in spending for third party technical consulting fees on the research and development of stevioside products in the three and six months ended October 31, 2017, respectively.

 Other Income (Expenses)

For the three months ended October 31, 2017, other expense, net of other income, amounted to approximately $253,000, an increase of $223,000 as compared to the other expense, net of other income, amounted to approximately $30,000 for the three months ended October 31, 2016. The increase was primarily attributable to an increase of interest expense of $38,000 and an increase in other expense of $194,000, offset by interest expense – related party in the decreased amount of approximately $9,000.

For the six months ended October 31, 2017, other expense, net of other income, amounted to approximately $274,000, an increase of $221,000 as compared to the other expense, net of other income, amounted to approximately $52,000 for the six months ended October 31, 2016. The increase was primarily attributable to an increase of interest expense of $78,000 and an increase in other expense of $156,000, offset by interest expense – related party in the decreased amount of approximately $13,000.

Net Loss

Net loss in the three and six months ended October 31, 2017 was approximately $1,932,000 and $3,039,000, compared to $911,000 and $1,745,000 in the three and six months ended October 31, 2016, respectively. The increase was primarily due to decrease in revenues, hence decrease in gross profit with higher operating expenses mainly from higher research and development expense.

Foreign currency translation adjustment

  The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $153,000 and $436,000 for the three and six months ended October 31, 2017, as compared to a foreign currency translation loss of $264,000 and $637,000 for the same period in 2016, respectively. This non-cash gain (loss) had the effect of increasing (decreasing) our reported comprehensive income (loss).

Comprehensive loss

 As a result of our foreign currency translation gain, we had a comprehensive loss for the three months ended October 31, 2017 of approximately $1,779,000, compared to $1,175,000 for the same in 2016. We had a comprehensive loss for the six months ended October 31, 2017 of approximately $2,603,000, compared to $2,382,000 for the six months ended October 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At October 31, 2017, we had working capital of approximately $4,638,000, including cash of $989,000, as compared to working capital of $4,652,000 and cash of $51,000 at April 30, 2017. The approximate $938,000 increase in our cash at October 31, 2017 from April 30, 2017 is primarily attributable to net cash provided by financing activities in proceeds from loans, which offset from net cash used in investing activities in purchase of property and equipment to improve our productivity and operating activities. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank or individual loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the next 12 months, management expects that we will need to curtail or cease operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $497,000 during the six months ended October 31, 2017. The days for sales outstanding in accounts receivable increased to 29 days as of October 31, 2017, as compared to 20 days as of April 30, 2017. The days for sales outstanding in accounts receivable for third party sales increased to 27 days as of October 31, 2017, as compared to 15 days as of April 30, 2017.  We will reevaluate accounts receivable for sales and will adjust to improve our collection efforts in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2018.

At October 31, 2017 inventories, net of reserve for obsolescence, totaled approximately $10,157,000, as compared to $8,816,000 as of April 30, 2017. We predicted the price of raw material will be increased based on information available to us and we increased in procurements of raw materials volume during the six months ended October 31, 2017. This inventory has not yet been sold also due to the market demand not raising as much as we predicted, however the higher inventory balance will prepare us for our anticipated upcoming increase in demand.

Our accounts payable and accrued expenses were approximately $7,340,000 at October 31, 2017, an increase of approximately $304,000 from April 30, 2017. The increase is primarily due to in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at October 31, 2017 and April 30, 2017 totaled approximately $8,948,000 (RMB59,339,000) and $7,267,000 (RMB50,108,000), respectively. These loans payable consisted of short-term loans of approximately $4,319,000 (RMB28,639,000) and long-term loans of $4,629,000 (RMB30,700,000) from multiple non-related individuals, which bear annual interest rates of 10% - 4%. The maturity dates of the loans payable at October 31, 2017 range from March 6, 2018 to September 27, 2019.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $1,002,000 during the six months ended October 31, 2017, as compared to net cash used in operating activities of $576,000 in the same period in 2016. The increase of  cash used in operating activities was primarily due to depreciation and amortization expenses of approximately $869,000, stock issued for employees' compensation of $613,000, loss on disposition of property and equipment of $283,000, $26,000 decrease in accounts receivable-related party, increase in allowance for doubtful accounts of $39,000, and a $1,971,000 decrease in prepaid expense and other current assets, offset by a net loss of approximately $3,039,000, $977,000 increase in inventories, $376,000 increase in accounts receivable, $236,000 decrease in accounts payable and accrued expenses, and a $1,000 decrease in taxes payables and a recovery of bad debts reserve of $173,000.

Net cash used in operating activities was approximately $576,000 during the six months ended October 31, 2016, as compared to net cash provided by operating activities of $393,000 in the same period in 2015. The increase of cash used in operating activities was primarily due to depreciation and amortization expenses of approximately $849,000, allowance for doubtful accounts of $290,000, stock issued for services of $73,000, stock issued for employees' compensation of $613,000, $409,000 decrease in accounts receivable-related party, a $4,136,000 increase in accounts payable and accrued expenses, offset by a net loss of approximately $1,745,000, $3,903,000 increase in inventories, $748,000 increase in accounts receivable, and a $418,000 increase in prepaid expense and other current assets and a $139,000 decrease in taxes payables.

NET CASH FLOW USED IN BY INVESTING ACTIVITIES:

Net cash used in investing activities amounted to approximately $220,000 during the six months ended October 31, 2017 due to capital expenditures for property and equipment of approximately $221,000, offset by the proceed received from disposal of equipment of approximately $1,000.

 Net cash used in investing activities amounted to approximately $148,000 during the six months ended October 31, 2016 due to purchases of property and equipment of $449,166, offset by the proceeds received from disposal of real estate investments of approximately $301,000.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $2,023,000 in the six months ended October 31, 2017, primarily due to proceeds from loans of approximately $1,623,000 and repayment for the short-term loan of approximately $372,000. We also recoreded advances received from related party as working capital, net of repayments made to related party advances. During the six months ended October 31, 2017, we received advances from related parties totaling of approximately $4,247,000 for working capital purposes and we also made repayments to related parties of approximately $3,475,000.

Net cash provided by financing activities amounted to approximately $275,000 in the six months ended October 31, 2016, primarily due to proceeds from short-term loan of approximately $201,000 and advances received from related party as working capital, net of repayments made to related party advances. During the six months ended October 31, 2016, we received advances from related parties totaling approximately $2,036,000 for working capital purposes and we also made repayments to related parties of approximately $1,962,000.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2017.

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

	October 31, 2017	April 30, 2017
	(Unaudited)
China	$988,037	$30,781
United States	785	20,335
Total	$988,822	$51,116

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2017.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2017 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended October 31, 2017. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended October 31, 2017 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2017 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 15, 2017	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 15, 2017	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer