Form 10-Q
period 2018-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2018-03-16
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 16, 2018, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2018 is referred to as "fiscal 2018" and the year ended April 30, 2017 is referred to as "fiscal 2017". Also, the three month period ended January 31, 2018 is our third quarter and is referred to as the "third quarter of fiscal 2018". Likewise, the three month period ended January 31, 2017 is referred to as the "third quarter of fiscal 2017".

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
-
"Sunwin Stevia International" refers to our wholly owned subsidiary Sunwin Stevia International Corp., a Florida corporation, which was converted to Sunwin USA, LLC, a Delaware limited liability company in May 2009;

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

We also use the following terms when referring to certain related parties:
-
"Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. LaiwangZhang, Chairman and a principal shareholder of our company;

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
iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2018	April 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,129	$51,116
Accounts receivable, net of allowance for doubtful accounts of $1,111,599 and $1,182,632, respectively	2,872,554	2,243,621
Accounts receivable - related party	2,479,670	339,270
Inventories, net	12,105,911	8,816,473
Prepaid expenses and other current assets	3,140,458	4,729,865
Total Current Assets	20,749,722	16,180,345

Property and equipment, net	8,450,333	8,241,197
Intangible assets, net	-	108,390
Land use rights, net	1,994,687	1,855,055
Other long-term asset	154,956	856,878
Total Assets	$31,349,698	$27,241,865

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,890,617	$7,036,471
Short-term loans	4,594,326	4,366,389
Due to related parties	2,022,032	125,312
Total Current Liabilities	16,506,975	11,528,172

Long-term loans	4,881,694	2,900,484

Total Liabilities	21,388,669	14,428,656

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(32,934,466)	(29,112,556)
Accumulated other comprehensive income	5,014,583	4,044,853
Total Stockholders' Equity	9,961,029	12,813,209
Total Liabilities and Stockholders' Equity	$31,349,698	$27,241,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2018	2017	2018	2017

Revenues	$4,734,263	$4,280,956	$13,234,376	$10,653,073
Revenues - related party	1,591,329	2,129,371	1,858,709	5,591,740

Total revenues	6,325,592	6,410,327	15,093,085	16,244,813
Cost of revenues	5,588,776	5,517,286	13,787,493	14,095,338

Gross profit	736,816	893,041	1,305,592	2,149,475

Operating expenses:
Selling expenses	592,042	518,153	1,447,692	1,380,363
General and administrative expenses	774,387	904,759	2,513,984	2,878,408
Loss on disposition of property and equipment	2,430	36,964	285,150	40,543
Research and development expenses	284,351	283,815	650,654	393,143
Total operating expenses, net	1,653,210	1,743,691	4,897,480	4,692,457

Loss from operations	(916,394)	(850,650)	(3,591,888)	(2,542,982)

Other income (expenses)
Other income (expenses)	195,253	45,224	156,906	162,874
Interest income	414	118	785	578
Interest expense - related party	(25,945)	(38,207)	(71,135)	(96,320)
Interest expense	(126,138)	(62,169)	(316,578)	(174,414)

Total other income (expense)	43,584	(55,034)	(230,022)	(107,282)

Loss before income taxes	(872,810)	(905,684)	(3,821,910)	(2,650,264)

Provision for income taxes	-	-	-	-

Net loss	$(872,810)	$(905,684)	$(3,821,910)	$(2,650,264)

Comprehensive loss:
Net loss	$(872,810)	$(905,684)	$(3,821,910)	$(2,650,264)

Foreign currency translation adjustment	532,476	(196,829)	969,730	(834,188)

Total comprehensive loss	$(340,334)	$(1,102,513)	$(2,852,180)	$(3,484,452)

Net loss per common share:
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted average common shares outstanding - basic and diluted	199,632,803	182,066,546	199,632,803	182,066,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,821,910)	$(2,650,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,054,856	992,590
Amortization of intangible assets	108,390	243,880
Amortization of land use right	39,736	39,398
Loss on disposition of property and equipment	285,150	40,543
Allowance for doubtful accounts	-	55,145
Recovery of bad debt reserve	(216,910)	-
Stock issued for services	-	108,750
Stock issued for employees' compensation	920,001	920,001
Loss from sales of real estate investment held for resale	-	2,410
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(261,918)	(877,513)
Accounts receivable - related party	(1,988,620)	(47,363)
Inventories	(2,301,254)	(3,324,235)
Prepaid expenses and other current assets	1,715,157	(304,584)
Accounts payable and accrued expenses	2,062,513	3,968,486
Taxes payable	(37,968)	(144,194)
NET CASH USED IN OPERATING ACTIVITIES	(2,442,777)	(976,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(707,890)	(750,583)
Proceeds from disposal of equipment	1,505	-
Proceeds from disposal of real estate investment	-	297,513
NET CASH USED ININVESTING ACTIVITIES	(706,385)	(453,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	1,665,342	909,302
Repayment of short-term loan	(375,077)	-
Advance due from related parties	5,068,601	2,595,313
Repayment of related party advances	(3,251,990)	(2,768,284)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,106,876	736,331

EFFECT OF EXCHANGE RATE ON CASH	142,299	(36,379)

NET INCREASE (DECREASE) IN CASH	100,013	(730,068)

Cash at the beginning of period	51,116	900,071

Cash at the end of period	$151,129	$170,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$1,859
Cash paid for interest	$38,484	$96,320

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$28,024	$451,786
Accrued interests enrolled into debts	$132,747	$-

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

Our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines and subsidiaries included in continuing operations consisted of the following:

-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), a subsidiary wholly owned by Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), a subsidiary wholly owned by Qufu Natural Green;
-   Qufu Shengwang Stevia Biology and Science Co., Ltd. ("Qufu Shengwang"), a subsidiary wholly owned by Qufu Natural Green;
-   Sunwin Tech Group, Inc. ("Sunwin Tech"), a subsidiary wholly owned by Sunwin Stevia International; and
-   Sunwin USA, LLC. ("Sunwin USA"), a subsidiary wholly owned by Sunwin Stevia International.

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

On July 1, 2012, Qufu Shengwang entered a Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. ("Hegeng"), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang's name.  No additional investment in the facility would be required. During the third quarter of fiscal 2013, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in fertilizer market. Currently we plan to use these assets to manufacture a variety of traditional Chinese medicine formula extracts. We started production in last quarter of fiscal 2014.

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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. In fiscal year 2018, WILD is still one of our customers continuing to purchase enzyme treated products from us.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2017 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the nine months ended January 31, 2018 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2018, we held $150,344 of our cash and cash equivalents with commercial banking institutions in the PRC, and $785 with banks in the United States. As of April 30, 2017, we held $30,781 of our cash and cash equivalents with commercial banking institution in PRC, and $20,335 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2018.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. At January 31, 2018 and April 30, 2017, the allowance for doubtful accounts was $1,111,599 and $1,182,632, respectively. We had recovery of bad debt for $216,910 and recognized bad debt expenses of $55,145 for the nine months ended January 31, 2018 and 2017, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At January 31, 2018 and April 30, 2017, the Company recorded a reserve for obsolete or slow-moving inventories of $178,776 and $163,048, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $285,150 and $122,285 at January 31, 2018 and April 30, 2017, respectively. We received $1,505 and $0 in cash proceeds from disposal of equipment for the nine months ended January 31, 2018 and 2017, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable on January 31, 2018 and April 30, 2017 amounted to $92,568 and $121,127, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
Numerator:	2018	2017	2018	2017
Net loss attributable to Sunwin Stevia International, Inc.	$(872,810)	$(905,684)	$(3,821,910)	$(2,650,264)
Numerator for basic EPS, loss applicable to common stock holders	$(872,810)	$(905,684)	$(3,821,910)	$(2,650,264)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	182,066,546	199,632,803	182,066,546
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	199,632,803	182,066,546	199,632,803	182,066,546
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

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

As of January 31, 2018	RMB 6.29 to $1.00
As of April 30, 2017	RMB 6.90 to $1.00

Nine months ended January 31, 2018	RMB 6.67 to $1.00
Nine months ended January 31, 2017	RMB 6.72 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the nine months ended January 31, 2018 and 2017 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. At January 31, 2018, we had $150,344 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through January 31, 2018.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $284,351 and $283,815 for the three months ended January 31, 2018 and 2017, and $650,654 and $393,143 for the nine months ended January 31, 2018 and 2017, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $82,237 and $91,522 for the three months ended January 31, 2018 and 2017, and $244,488 and $342,913 for the nine months ended January 31, 2018 and 2017, respectively.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from contracts with Customers (Topic 606)" and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, "ASC 606"). ASC 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. ASU 606 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 606 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. ASC 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The provisions of this new guidance are effective as of the beginning of the Company's first quarter of fiscal year 2019, May 1, 2018.  The Company is currently evaluating the transition method to be used and the potential impact of this standard on its consolidated financial statements. The Company intends to adopt ASU 2014-09 effective May 1, 2018 and apply the modified retrospective approach.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $873,000 and $3,822,000 for the three and nine months ended January 31, 2018, respectively, and has a significant accumulated deficit of $33.0 million at January 31, 2018.  The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

NOTE 3 - INVENTORIES

At January 31, 2018 and April 30, 2017, inventories consisted of the following:

	January 31, 2018	April 30, 2017
	(unaudited)
Raw materials	$7,406,466	$4,087,036
Work in process	1,740,132	1,802,782
Finished goods	3,138,089	3,089,703
	12,284,687	8,979,521
Less: reserve for obsolete inventory	(178,776)	(163,048)
	$12,105,911	$8,816,473

NOTE 4 - PROPERTY AND EQUIPMENT

At January 31, 2018 and April 30, 2017, property and equipment consisted of the following:

		January 31, 2018	April 30, 2017
Estimated Life		(unaudited)
Office equipment	3-10 Years	$70,062	$67,091
Auto and trucks	2-10 Years	516,187	446,968
Manufacturing equipment	2-20 Years	5,016,056	5,109,816
Buildings	5-20 Years	9,243,773	8,136,080
Construction in process		528,851	815,471
		15,374,929	14,575,426
Less: accumulated depreciation		(6,924,596)	(6,334,229)
		$8,450,333	$8,241,197

For the three months ended January 31, 2018 and 2017, depreciation expense totaled $320,878 and $332,714, of which $274,270 and $261,775 were included in cost of revenues, respectively, and of which $46,608 and $70,939 were included in general and administrative expenses, respectively. For the nine months ended January 31, 2018 and 2017, depreciation expense totaled $1,054,856 and $992,590, of which $897,938 and $763,806 was included in cost of revenues, respectively, and of which $156,918 and $228,784 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 - LAND USE RIGHTS

Land use right consisted of the following:

		January 31, 2018	April 30, 2017
	Estimated Life	(unaudited)
Land use right	45 Years	$2,528,138	$2,303,168
Less: accumulated amortization		(533,451)	(448,113)
		$1,994,687	$1,855,055

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended January 31, 2018 and 2017, amortization expense related to land use rights amounted to $13,471 and $12,812, respectively. For the nine month periods ended January 31, 2018 and 2017, amortization expense amounted to $39,736 and $39,398.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

On January 31, 2018 and April 30, 2017, we reported $2,479,670 and $339,270 in accounts receivable - related party, respectively, related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended January 31, 2018 and 2017, we had revenue - related party of$1,591,329 and $2,129,371, respectively. For the nine months ended January 31, 2018 and 2017, we had revenue - related party of $1,858,709 and $5,591,740, respectively, from Qufu Shengwang Import and Export.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the nine months ended January 31, 2018 and 2017, we received advances from related parties for working capital totaled $5,068,601 and $2,595,313, respectively, and we repaid to related parties a total of $3,251,990 and $2,768,284, respectively. During the three and nine months ended January 31, 2018 and 2017, interest expense related to due to related parties amounted to $25,945 and $38,207, and $71,135 and $96,320, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $743,196 (RMB5,000,000) and $1,189,114 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.87% per annum and we have repaid one of the loans of RMB5,000,000 with its accrued interests on April 1, 2017. The other advances bear no interest and are payable on demand. On January 31, 2018, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., and Mr. Laiwang Zhang is $1,336,203, $126,676, $161,621 and $397,532, respectively. On April 30, 2017, the balance we owed to Qufu Shengwang Import and Export and Mr. Weidong Chai totaled $21,878 and $134,002, respectively, the balance due from Pharmaceutical Corporation was $30,568, which was repaid on July 28, 2017. On January 31, 2018 and April 30, 2017, the balance of due to (from) related parties consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Weidong Chai	Laiwang Zhang	Total
Balance due to related parties, April 30, 2017	$(30,568)	$21,878	$134,002	$-	$125,312
Working capital advances from related parties	4,191,461	465,863	13,745	397,532	5,068,601
Repayments	(2,865,717)	(386,273)	-	-	(3,251,990)
Effect of foreign currency exchange	41,027	25,208	13,874	-	80,109
Balance due to related parties, January 31, 2018	$1,336,203	$126,676	$161,621	$397,532	$2,022,032

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets on January 31, 2018 and April 30, 2017 totaled $3,140,458 and $4,729,865, respectively. As of January 31, 2018, prepaid expenses and other current assets includes $1,799,838 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,022,220 prepayment for employees' stock-based compensation and $318,400 for business related employees' advances. As of April 30, 2017, prepaid expenses and other current assets includes $3,286,808 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation for shares issued, and $216,389 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $920,001, $1,226,668 and $511,111 as stock-based compensation expenses during the nine months ended January 31, 2018, fiscal year ended April 30, 2017 and fiscal year ended April 30, 2016, respectively. We also have recorded the remaining balance of the stock-based compensation of $1,022,220 as prepaid compensation at January 31, 2018.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $618,758 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we do not know when we can receive the remaining refund. We received a total refund of $463,802 as of January 31, 2018 and the remaining balance of $154,956 and $154,956 has been classified to other long-term asset at January 31, 2018 and April 30, 2017, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of January 31, 2018 and April 30, 2017:

Account	January 31, 2018	April 30, 2017
	(unaudited)
Accounts payable	$6,623,798	$5,096,599
Advanced from customers	177,666	40,900
Accrued salary payable	359,610	160,244
Tax payable	92,568	121,127
Deferred revenue	25,719	82,581
Other payable*	2,611,256	1,535,020
Total accounts payable and accrued expenses	$9,890,617	$7,036,471

On January 31, 2018, other payables consists of commission payable of $201,310, general liability, worker's compensation, and medical insurance payable of $575,687, consulting fee payable of $209,905, union and education fees payable of $297,754, interest payables for short-term loans of $521,012, advanced from the employees of $602,037 and other miscellaneous payables of $203,551. On April 30, 2017, other payables consists of commission payable of $133,712, general liability, worker's compensation, and medical insurance payable of $465,505, consulting fee payable of $266,852, union and education fees payable of $280,404, interest payables for short-term loans of $213,153, advanced from the employees of $172,435 and other miscellaneous payables of $2,959.

NOTE 9 -LOAN PAYABLE

Short-term loan payable

Short-term loans are loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. At January 31, 2018 and April 30, 2017, short-term loans consisted of the following:

	January 31, 2018	April 30, 2017
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2017, with an annual interest rate of 10% at October 6, 2016. Renewed on October 6, 2017 and accrued interest of RMB20,000 ($3,180) added to the original principal amount of RMB200,000 ($31,803), terms were not changed, with new due date on October 5, 2018.	$34,983	$29,005
Loans from Jianjun Yan, non-related individual, due on October 6, 2017, with an annual interest rate of 10% at October 7, 2016. Renewed on October 7, 2017 and accrued interest of RMB800,800 ($127,336) added to the original principal amount of RMB8,008,000 ($1,273,375), terms were not changed, with new due date on October 6, 2018.	1,400,711	1,161,354
Loans from Jianjun Yan, non-related individual, due on March 30, 2018, with annual interest rate of 4% at March 31, 2017. Repaid partial principal amount of $375,077 on August 23, 2017.	1,192,596	1,450,242
Loan from Junzhen Zhang, non-related individual, due on October 5, 2017, with an annual interest rate of 10% at October 6, 2016. Renewed on October 6, 2017 and accrued interest ofRMB10,000 ($1,590) added to the original principal amount of RMB150,000 ($23,852), terms were not changed, with new due date on October 5, 2018.	25,442	21,754
Loan from Jian Chen, non-related individual, due on January 26, 2018 and April 10, 2018, bearing an annual interest rate of 10%, with the principle amount of RMB700,000 ($111,309) and RMB300,000 ($47,704) at January 27, 2017 and April 11, 2017, respectively. On January 27, 2018, principle amount of RMB700,000 loan was extended anther one year.	159,013	145,024
Loan from Qing Kong, non-related individual, due on March 6, 2017, with an annual interest rate of 10% at March 7, 2016, which renewed on March 7, 2017 and accrued interest of RMB44,000 ($6,996) added to the original principal amount of RMB440,000 ($69,966), terms were not changed, with new due date on March 6, 2018.See Note 12	76,962	63,811
Loan from Qing Kong, non-related individual, due on January 8,2019, with an annual interest rate of 10% at January 9,2018.	31,803	-
Loan from Guihai Chen, non-related individual, due on March 10, 2017, with an annual interest rate of 10% at March 11, 2016, which renewed on March 11, 2017 and accrued interest of RMB10,000 ($1,590) added to the original principal of RMB110,000 ($17,492), terms were not changed, with new due date on March 10, 2018. See Note 12	19,082	15,953
Loan from Guihai Chen, non-related individual, due on September 20, 2018, with an annual interest rate of 10% at September 21, 2017.	31,803	-
Loan from Weifeng Kong, non-related individual, due on November 28, 2017, with an annual interest rate of 10% at November 29, 2016, extended another one year at on November 29, 2017.	31,803	29,004
Loan from Shidong Wang, non-related individual, due on March 7, 2018, with an annual interest rate of 4% at March 8, 2017. See Note 12	1,590,128	1,450,242
Total	$4,594,326	$4,366,389

Long-term loan payable

Long-term loans payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. At January 31, 2018 and April 30, 2017, long-term loans consisted of the following:

	January 31, 2018	April 30, 2017
	(unaudited)
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017.	$1, 590,128	$1,450,242
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017.	1, 590,128	1,450,242
Loan from Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017.	1,701,438	-
Total:	$4,881,694	$2,900,484

For the three and nine months ended January 31, 2018 and 2017, interest expense related to short-term loans and long-term loans amounted to $126,138 and $62,169, and $316,578 and $174,414, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended January 31, 2018 and 2017; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2018 and 2017 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Revenues:
Chinese medicine - third party	$675,927	$859,933	$2,099,147	$2,240,055
Chinese medicine - related party	-	-	-	-
Total Chinese medicine	675,927	859,933	2,099,147	2,240,055

Stevioside - third party	4,058,336	3,421,023	11,135,229	8,413,018
Stevioside - related party	1,591,329	2,129,371	1,858,709	5,591,740
Total Stevioside	5,649,665	5,550,394	12,993,938	14,004,758
Total segment and consolidated revenues	$6,325,592	$6,410,327	$15,093,085	$16,244,813

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Interest income (expense):
Chinese medicine	$386	$105	$742	$178
Stevioside	(152,055)	(100,363)	(387,670)	(270,334)
Total segment and consolidated interest expense	$(151,669)	$(100,258)	$(386,928)	$(270,156)
Depreciation and amortization:
Chinese medicine	$33,531	$70,011	$170,961	$218,060
Stevioside	300,818	356,809	1,032,021	1,057,808
Total segment and consolidated depreciation and amortization	$334,349	$426,820	$1,202,982	$1,275,868
Loss before income taxes:
Chinese medicine	$(6,964)	$(38,147)	$(521,873)	$(188,043)
Stevioside	(551,179)	(508,840)	(2,278,166)	(1,336,510)
Corporate and other	(314,667)	(358,697)	(1,021,871)	(1,125,711)
Total consolidated loss before income taxes	$(872,810)	$(905,684)	$(3,821,910)	$(2,650,264)

	January 31, 2018	April 30, 2017
Segment tangible assets:
Chinese medicine	$1,088,871	$1,319,227
Stevioside	7,361,462	6,921,970
Corporate and other	-	-
Total consolidated assets	$8,450,333	$8,241,197

NOTE 11 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended January 31, 2018and 2017, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended January 31, 2018		For the three months ended January 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A (1)	-	25.2%	-	33.2%
B	-	16.5%	-	*
Total	-	41.7%	-	33.2%

 For the nine months ended January 31, 2018 and 2017, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the nine months ended January 31, 2018		For the nine months ended January 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A (1)	-	12.3%	-	34.4%
B	-	10.6%	-	14.1%
Total	-	22.9%	-	48.5%

(1)  Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.
 *   This represents less than 10% of the Company's revenue for the three and nine months ended January 31, 2018 and 2017.

(ii)    Vendor Concentrations

For the three months ended January 31, 2018 and 2017, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended January 31, 2018		For the three months ended January 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A	-	*	-	18.7%
B	-	11.3%	-	*
C	-	*	-	15.9%
D	-	*	-	13.6%
Total	-	11.3%	-	48.2%

For the nine months ended January 31, 2018 and 2017, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the nine months ended January 31, 2018		For the nine months ended January 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A	-	12.7%	-	13.0%
B	-	14.7%	-	*
C	-	*	-	21.3%
D	-	*	-	12.0%
Total	-	27.4%	-	46.3%

*   This represents less than 10% of the Company's purchase for the three and nine months ended January 31, 2018 and 2017.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. At January 31, 2018, we had $150,344 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through January 31, 2018.

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

NOTE 12 - SUBSEQUENT EVENTS

             On March 7, 2018 we renewed the amount of RMB484,000 ($76,962) loan from Qing Kong, non-related individual, with an annual interest rate of 10% and new due date on March 6, 2019.

On March 8, 2018 we renewed the amount of RMB10,000,000 ($1,590,128) loan from Shidong Wang, non-related individual, with an annual interest rate of 10% and new due date on March 7, 2019.

On March 11, 2018 we renewed the amount of RMB120,000 ($19,082) loan from Guihai Chen, non-related individual, with an annual interest rate of 10% and new due date on March 10, 2019.

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

Recent Developments

We are planning to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2017 and the first three quarters of fiscal 2018, we have invested approximately $88,000 and $736,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that are for the first time to be used for stevia production in the industry, such as a scraper with centrifuge and fluidized drying system.

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

Steviosin is a natural low calorie stevioside extract for medicinal use, containing rebaudioside A at 90% with the total steviol glycosides meeting or exceeding 95% on a dry weight basis. Steviosin is used as an alternative sweetener in pharmaceutical production in China.

OnlySweet is an all natural, zero calorie, dietary supplement comprised of three natural ingredients, including stevioside.  Based on our strategy to develop new products that contain our stevia products, we are evaluating our strategy for the sale and distribution of OnlySweet.

In an effort to meet the international food safety standards mandated by larger consumer product companies that we expect to target as customers in the future, we have made capital investments to enhance our manufacturing facilities, equipment and documentation systems, changed certain manufacturing processes and carried out additional personnel training in order to meet these standards.  These investments allowed us to meet the HACCP System Certification, ISO 9001:2008 Certification and ISO 22000:2005 Food Safety Certification. We obtained these certifications in Novembe 2010.

Chinese Medicine Segment

In our Chinese medicine segment, we manufacture and sell approximately 210 different extracts, which can be divided into the following three general categories:

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

OUR PERFORMANCE

 Our revenues totaled approximately $6,326,000 during the three months ended January 31, 2018, a decrease of 1.3%, as compared with the same period in 2017, while our gross margin decreased to 11.7% from 13.9%. Our total operating expenses in the three months ended January 31, 2018 decreased by approximately $90,000, or 5.2% compared to the same period in 2017 primarily due to a decrease of approximately $130,000, or 14.4% in general and administrative expense, and a decrease of approximately $35,000, or 93.4% in loss on disposition of property and equipment, offset by an increase of approximately $74,000, or 14.3% in selling expense. Our net loss for the three months ended January 31, 2018 was approximately $849,000, an increase of approximately $57,000 or 6.3%, compared to $906,000 in the same period in 2017.

Our revenues totaled $15,093,000 during the nine months ended January 31, 2018, a decrease of 7.1% as compared with the same period in 2017, while our gross margin decreased to 8.7% from 13.2%. Our total operating expenses in the nine months ended January 31, 2018 increased by approximately $205,000 or 4.4% compared to the same period in 2017, primarily due to an increase of approximately $258,000 or 65.5% in research and development, and an increase of approximately $245,000, or 603.3% in loss on disposition of property and equipment, as well as an increase of $67,000, or 4.9% in selling expense, offset by a decrease of $364,000, or 12.7% in general and administrative expense. Our net loss for the nine months ended January 31, 2018 was approximately $3,798,000, an increase of approximately $1,147,000 or 43.3%, compared to the $2,650,000 in the same period in 2017.

Our operating performance for the three and nine months ended January 31, 2018 was primarily driven by an increase of 18.6% and 32.4% in sales revenue from our stevia products to the third parties in our Steviosidesegment, offset by a decrease of 21.4% and 6.3% in sales revenue from  our Chinese medicine segment and a decrease in sales to related parties of 25.3% and 66.8% for international customers, respectively.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades from our new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus we hope that our sales volume in higher grade stevia products will increase in fiscal 2018 as the demands increase. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

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

Meanwhile, we are also facing challenges in competitive pricing and sourcing raw materials for fiscal 2018. During fiscal 2017, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2018. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2018.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2018 and 2017. The percentages represent each line item as a percent of revenues:

For the Three Months ended January 31, 2018
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$675,927	100.0%	$5,649,665	100.0%	$-	$6,325,592	100.0%
Cost of revenues	531,693	78.7%	5,057,083	89.5%	-	5,588,776	88.3%
Gross profit	144,234	21.3%	592,582	10.5%	-	736,816	11.7%
Loss on disposition of property and equipment	2,164	0.3%	266	0.0%	-	2,430	0.0%
Research and development expenses	1,387	0.2%	282,964	5.0%	-	284,351	4.5%
Other operating expenses	189,427	28.0%	862,335	15.3%	314,667	1,366,429	21.6%
Other income	41,779	6.2%	1,805	0.0%	-	43,584	0.7%
Loss before income taxes	$(6,964)	(1.0)%	$(551,179)	(9.8)%	$(314,667)	$(872,810)	(13.8)%

For the Three Months ended January 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$859,933	100.0%	$5,550,394	100.0%	$-	$6,410,327	100.0%
Cost of revenues	737,032	85.7%	4,780,254	86.1%	-	5,517,286	86.1%
Gross profit	122,901	14.3%	770,140	13.9%	-	893,041	13.9%
Loss on disposition of property and equipment	-	-	36,964	0.7%	-	36,964	0.6%
Research and development expenses	-	-	283,815	5.1%	-	283,815	4.4%
Other operating expenses	160,528	18.7%	902,352	16.3%	360,032	1,422,912	22.2%
Other income (expenses)	(520)	(0.1)%	(55,849)	(1.0)%	1,335	(55,034)	(0.9)%
Loss before income taxes	$(38,147)	(4.4)%	$(508,840)	(9.2)%	$(358,697)	$(905,684)	(14.1)%

The following table summarizes our results from operations for the nine month periods ended January 31, 2018 and 2017.

For the Nine Months ended January 31, 2018
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$2,099,147	100.0%	$12,993,938	100.0%	$-	$15,093,085	100.0%
Cost of revenues	1,720,361	82.0%	12,067,132	92.9%	-	13,787,493	91.3%
Gross profit	378,786	18.0%	926,806	7.1%	-	1,305,592	8.7%
Loss on disposition of property and equipment	253,890	12.1%	31,260	0.2%		285,150	1.9%
Research and development expenses	2,330	0.1%	648,324	5.0%	-	650,654	4.3%
Other operating expenses	560,326	26.7%	2,379,479	18.3%	1,021,871	3,961,676	26.3%
Other expenses	(84,113)	(4.0)%	(145,909)	(1.1)%	-	(230,022)	(1.5)%
Loss before income taxes	$(521,873)	(24.9)%	$(2,278,166)	(17.5)%	$(1,021,871)	$(3,821,910)	(25.3)%

For the Nine Months ended January 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$2,240,055	100.0%	$14,004,758	100.0%	$-	$16,244,813	100.0%
Cost of revenues	1,725,719	77.0%	12,369,619	88.3%	-	14,095,338	86.8%
Gross profit	514,336	23.0%	1,635,139	11.7%	-	2,149,475	13.2%
Loss on disposition of property and equipment	-	-	40,543	0.3%	-	40,543	0.3%
Research and development expenses	-	-	393,143	2.8%	-	393,143	2.4%
Other operating expenses	701,225	31.3%	2,430,500	17.4%	1,127,046	4,258,771	26.2%
Other income (expense)	(1,153)	(0.1)%	(107,464)	(0.6)%	1,335	(107,282)	(0.7)%
Loss before income taxes	$(188,043)	(8.4)%	$(1,336,510)	(9.5)%	$(1,125,711)	$(2,650,264)	(16.3)%

Revenues

Total revenues in the three months ended January 31, 2018 decreased by approximately 1.3%, as compared to the same period in 2017. Stevioside revenues, which accounts for 89.3% and 86.6% of our total revenues in the three months ended January 31, 2018 and 2017, respectively, increased by 1.8%, while Chinese medicine revenues decreased by 21.4%.

Within our Stevioside segment, revenues from sales to third parties increased by 18.6% and sales to the related party decreased by 25.3% in the three months ended January 31, 2018, as compared to the same period in 2017. We have been trying to develop our domestic and international market and focus more on increasing sales to third party customers in the past three months, and we have increased the dependence of our sales to domestic market. Revenues from the sales to our domestic clients increased from 66.8% to 74.8% of our total revenue in the three months ended January 31, 2018, as compared to the same period in 2017. Since we do not have the authorization to export products from China, we used to outsource all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. We have also started to outsource our exporting business to Yi-Da Tong, which is a third party export agent since March 2016. Revenues from the sales to our international clients decreased from 33.2% to 25.2% of our total revenue in the three months ended January 31, 2018, as compared to the same period in 2017. We sold total quantity amount of 140 metric tons of stevioside for the three months ended January 31, 2018, decreased by 11.5% as compared to 159 metric tons during the same period in 2017.Our unit sale price fluctuated from month to month in the three months ended October 31, 2017, average unit sale price of our stevioside increased by approximately 6.3%, compare to the same period in 2017, which was mainly affected by the increased market demand. We believe that the dropped revenue in Chinese Medicine segment in the three months ended January 31, 2018 is due to normal market fluctuation, it is the first quarter to experience a price drop after it had been constantly increasing for the past several years.

Total revenues in the nine months ended January 31, 2018 decreased by 7.1% as compared to the same period in 2017. Stevioside revenues, which accounts for 86.1% and 86.2% of our total revenues in the nine months ended January 31, 2018 and 2017, respectively, decreased by 7.2%, and Chinese medicine revenues decreased by approximately $141,000 or 6.3%. During the nine months ended January 31, 2018, within our Stevioside segment, our sales volume decreased by approximately 349 metric tons, a 3.3% decrease; the average unit price of our stevia products was decreased by 9.0% as to our effort to stay ahead of competition and to gain market share, as compared to the same period in 2017. Stevioside revenues from sales to third parties increased by 32.4% while sales to the related party decreased by 66.8% in the nine months ended January 31, 2018, as compared to the same period in 2017.We are facing challenges in competitive pricing and sourcing of raw materials in the nine months ended January 31, 2018, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers.  We have more than 210 products in the Chinese Medicine segment, and their prices fluctuate depending on the market. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended January 31, 2018 increased by 1.3%, compared to the same period in 2017. Cost of revenues as a percentage of revenues increased from 86.1% to 88.3% during the three months ended 2017 and 2017. Gross margin in Stevioside segment decreased from 13.9% to 11.7% for the three months ended by January 31, 2018, comparing the same period in 2017, which was primarily due to the reduction of our sales while we incurred higher raw material costs and higher overhead costs. Gross margin in Chinese Medicine segment was 21.3% in the three months ended January 31, 2018, an increase as compared to the gross margin of 14.3% in the same period in 2017. The lower gross margin for Stevioside segment due to high market competition gain our market share on both domestic and international markets. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three months ended by January 31, 2018 was 11.7%, as compared to 13.9% in the same period in 2017.

The consolidated gross margin for the nine months ended January 31, 2018 decreased to 8.7%, compared to 13.2% for the same period in 2017. Gross margin in the Stevioside segment decreased during the nine months ended January 31, 2018 to 7.1%, compared to 11.7% for the same period in 2017. The decrease was primarily due to the higher raw material costs and lower average unit sale price as to stay ahead of competition and to gain our market share during the period. The Chinese medicine segment gross margin decreased to 18.0% in the nine months ended January 31, 2018, compared to 23.0% for the same period in 2017, due to similar reasons discussed above.

Selling Expenses

For the three months ended January 31, 2018, we had an increase of approximately $74,000, or 14.3% in selling expenses, as compared to the same period in 2017. This increase was primarily due to the approximately $119,000 increase in promotion and marketing expenses, $24,000 increase in commission, $20,000 increase in travel and entertainment expenses, offset by a $9,000 decrease in shipping and freight, $68,000 decrease in advertising expenses, $6,000 decrease in salary and wages, $5,000 decrease in local sales related taxes, and a decrease of $1,000 in miscellaneous in the three months ended January 31, 2018.

In the nine months ended January 31, 2018, we had an increase of approximately $67,000, or 4.9% in selling expenses, as compared to the same period in 2017. The increase was primarily due to the approximately $158,000 increase in promotion and marketing expenses, $30,000 increase in travel and entertainment expenses, $12,000 increase in US warehouse expense, $8,000 increase in commission, $13,000 increase in salary and wage, and $10,000 increase in office expense, offset by a decrease of $98,000 in shipping and freight, and a decrease of $66,000 in advertising expenses in the nine months ended January 31, 2018.

General and Administrative Expenses

Our general and administrative expenses for the three months ended January 31, 2018 decreased by approximately $130,000, or 14.4% from the same period in 2017. The decrease was primarily due to a decrease of approximately $89,000 decrease in depreciation and amortization expenses since the disposition of property and equipment, $141,000 decrease in repairs and maintenance fee, $48,000 decrease in salary and wage expenses, $56,000 decrease in consulting service fee,and $22,000 decrease in auto expense, offset by an increase of $18,000 in office expense, $76,000 increase in bad debt expense, $9,000 increase in travel expense, $20,000 increase in property tax and other tax expense, $4,000 increase in marketing expense, and $99,000 increase in miscellaneous expense in three months ended January 31, 2018.

Total general and administrative expenses for the nine months ended January 31, 2018 decreased by approximately $364,000, or 12.7% from the comparable period in 2017. The decrease was primarily due to approximately a decrease of $191,000 in depreciation and amortization expenses since the disposition of property and equipment, $62,000 decrease in repairs and maintenance fee, $95,000 decrease in salary and wage expenses, $119,000 decrease in consulting service fee, $58,000 decrease in travel expense, and $74,000 decrease in product testing expense, offset by an increase of $15,000 in marketing expense, $8,000 increase in utilities, $135,000 increase in property tax and other tax expense, $27,000 increase in meals and entertainment expenses, and $50,000 increase in miscellaneous expense in nine months ended January 31, 2018.

    Research and Development Expense

For the three and nine months ended January 31, 2018, our research and development expenses amounted to approximately $284,000 and $651,000, as compared to $284,000 and $393,000 for the same periods in 2017, respectively. The increase of approximately $0 and $258,000 was primarily due to the increase in spending for third party technical consulting fees on the research and development of stevioside products in the three and nine months ended January 31, 2018, respectively.

 Other Income (Expenses)

For the three months ended January 31, 2018, other income, net of other expenses, amounted to approximately $44,000, an increaseof $98,000 as compared to the other expense, net of other income, of approximately $55,000 for the three months ended January 31, 2017. The increase of other income was primarily attributable to an increase of $150,000 in net other income due to collect tax rebates of prior year, and a decrease of $12,000 in interest expense – related party, offset by interest expense in the increased amount of approximately $64,000.

For the nine months ended January 31, 2018, other expense, net of other income, amounted to approximately $230,000, an increase of $123,000 as compared to the other expense, net of other income, of approximately $107,000 for the nine months ended January 31, 2017. The increase was primarily attributable to an increase in other expense of $6,000 and an increase of interest expense of $142,000, offset by interest expense – related party in the decreased amount of approximately $25,000.

Net Loss

Net loss in the three and nine months ended January 31, 2018 was approximately $873,000 and $3,822,000, compared to $906,000 and $2,650,000 in the three and nine months ended January 31, 2017, respectively. This increase was primarily due to decrease in revenues and higher cost of revenue, hence a decrease in gross profit with higher operating expenses mainly from higher selling expenses.

Foreign currency translation adjustment

       The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $532,000 and $970,000 for the three and nine months ended January 31, 2018, as compared to a foreign currency translation loss of $197,000 and $834,000 for the same period in 2017, respectively. This non-cash gain (loss) had the effect of increasing (decreasing) our reported comprehensive income (loss).

Comprehensive loss

 As a result of our foreign currency translation gain, we had a comprehensive loss for the three months ended January 31, 2018 of approximately $340,000, compared to $1,103,000 for the same in 2017. We had a comprehensive loss for the nine months ended January 31, 2018 of approximately $2,852,000, compared to $3,484,000 for the nine months ended January 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2018, we had a working capital of approximately $4,243,000, including cash of $151,000, as compared to the working capital of $4,652,000 and cash of $51,000 at April 30, 2017. The approximate $100,000 increase in our cash at January 31, 2018 from April 30, 2017 is primarily attributable to net cash provided by financing activities in proceeds from loans, which offset from net cash used in investing activities in purchase of property and equipment to improve our productivity and operating activities. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank or individual loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the next 12 months, management expects that we will need to curtail or cease operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $2,769,000 during the nine months ended January 31, 2018. The days for sales outstanding in accounts receivable increased to 24 days as of January 31, 2018, as compared to 20 days as of April 30, 2017. The days for sales outstanding in accounts receivable for third party sales increased to 18 days as of January 31, 2018, as compared to 15 days as of April 30, 2017.  We will reevaluate accounts receivable for sales and will make necessary adjustments to improve our collection efforts in accounts receivable for related party sales and accounts receivable for third party sales in the near future.

At January 31, 2018, inventories, net of reserve for obsolescence, totaled approximately $12,106,000, as compared to $8,816,000 as of April 30, 2017. We predicted the price of raw material will be increased based on information available to us and we increased in procurements of raw materials volume during the nine months ended January 31, 2018. This inventory has not yet been sold, partly due to the market demand not raising as much as we predicted, however the higher inventory balance will prepare us for our anticipated upcoming increase in demand.

Our accounts payable and accrued expenses were approximately $9,891,000 at January 31, 2018, an increase of approximately $2,854,000 from April 30, 2017. The increase is primarily due to the increase of our purchasing of raw materials, the timing of payments for balances related to raw material purchases made in the ordinary course of business and increased accrued interest payables related to loans borrowed from multiple non-related individuals.

Loans payable at January 31, 2018 and April 30, 2017 totaled approximately $9,476,000 (RMB59,593,000) and $7,267,000 (RMB50,108,000), respectively. These loans payable consisted of short-term loans of approximately $4,594,000 (RMB28,893,000) and long-term loans of $4,882,000 (RMB30,700,000) from multiple non-related individuals, which bear annual interest rates of 10% - 4%. The maturity dates of the loans payable at January 31, 2018 range from March 6, 2018 to September 27, 2019.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $2,443,000 during the nine months ended January 31, 2018, as compared to net cash used in operating activities of $977,000 in the same period in 2017. The increase of  cash used in operating activities was primarily due to depreciation and amortization expenses of approximately $1,203,000, stock issued for employees' compensation of $920,000, loss on disposition of property and equipment of $285,000,  $2,063,000 increase in accounts payable and accrued expenses, and $1,715,000 decrease in prepaid expense and other current assets, offset by a net loss of approximately $3,822,000, $2,301,000 increase in inventories, $262,000 increase in accounts receivable, $1,989,000 increase in accounts receivable-related party, $38,000 decrease in taxes payables and a recovery of bad debts reserve of $217,000.

Net cash used in operating activities was approximately $977,000 during the nine months ended January 31, 2017, as compared to net cash provided by operating activities of $309,000 in the same period in 2016. The increase from cash used in operating activities was primarily due to depreciation and amortization expenses of approximately $1,276,000, loss on disposition of property and equipment of $41,000, loss from sales of real estate investment held for resale of $2,410, allowance for doubtful accounts of $55,000, stock issued for services of $109,000, stock issued for employees' compensation of $920,000, $3,968,000 increase in accounts payable and accrued expenses, offset by net loss of approximately $2,650,000, $3,324,000 increase in inventories, $878,000 increase in accounts receivable, $47,000 increase in accounts receivable-related party, $305,000 increase in prepaid expense and other current assets and a $144,000 decrease in taxes payables.

NET CASH FLOW USED IN BY INVESTING ACTIVITIES:

Net cash used in investing activities amounted to approximately $706,000 during the nine months ended January 31, 2018 due to capital expenditures for property and equipment of approximately $708,000, offset by the proceed received from disposal of equipment of approximately $2,000.

 Net cash used in investing activities amounted to approximately $453,000 during the nine months ended January 31, 2017 due to purchases of property and equipment of $751,000, offset by the proceeds received from disposal of real estate investments of approximately $298,000.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $3,107,000 in the nine months ended January 31, 2018, primarily due to proceeds from loans of approximately $1,665,000 and repayment for the short-term loan of approximately $375,000. We also recorded advances received from related party as working capital, net of repayments made to related party advances. During the nine months ended January 31, 2018, we received advances from related parties totaling of approximately $5,069,000 for working capital purposes and we also made repayments to related parties of approximately $3,252,000.

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

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2018.

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

	January 31, 2018	April 30, 2017
	(unaudited)
China	$150,344	$30,781
United States	785	20,335
Total	$151,129	$51,116

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

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2018.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of January 31, 2018 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended January 31, 2018. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended January 31, 2018 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2018 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 16, 2018	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 16, 2018	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer