Form 10-K
period 2018-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2018-07-30
CIK 806592

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value on October 31, 2017 was $12,187,750.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 27, 2018, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

 This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors" and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations." Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2017 is referred to as "fiscal 2017", the fiscal year ended April 30, 2018 is referred to as "fiscal 2018", and the coming fiscal year ending April 30, 2019 is referred to as "fiscal 2019."

When used in this report, the terms:
-	"Sunwin", "we", "us" and the "Company" refers to Sunwin Stevia International, Inc., a Nevada corporation formerly known as Sunwin Neutraceuticals International, Inc., and our subsidiaries;
-
"Sunwin Tech" refers to our wholly owned subsidiary Sunwin Tech Group, Inc., a Florida corporation, which was closed on April 30, 2018 and all of assets and liabilities were transferred to the Company;

-	"Qufu Natural Green" refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;
-
"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company which was priviously Sunwin Stevia International Corp., "Sunwin Stevia International" a Florida corporation, a 100% owned subsidiary converted to Sunwin USA in May 2009;

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

OTHER PERTINENT INFORMATION

 Our reporting currency is the United States dollar. Our business is conducted by our subsidiaries and variable interest entities in China, using RMB, the currency of China and our consolidated financial statements are presented in United States dollars. In this annual report, we refer to assets, obligations, commitments and liabilities in our consolidated financial statements in United States dollars. These dollar references are based on the exchange rate of RMB to United States dollars determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).
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

STEVIOSIDE SEGMENT

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. For the fiscal years ended April 30, 2018 and 2017, our Stevioside segment generated revenues of $19.1 million and $16.5 million, representing 86.9% and 85% of our total consolidated revenues, respectively.

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

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor of foreign trade companies. Our top 10 customers accounted for 47.8% of our sales in the Stevioside segment for the fiscal year ended April 30, 2018. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd., a related party, accounted for 18.3% and 30.3%, respectively, of our stevioside sales for the fiscal years ended April 30, 2018 and 2017. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

In July 2008, our stevioside manufacturing facility located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, received a Certificate of Good Manufacturing Practices (GMP) from the PRC.

In early 2011, our stevia production facility operated by Qufu Shengren received ISO 22000 and ISO 9001:2008 integrated process and systems certifications, in addition to HACCP (Hazard Analysis and Critical Control Points) certification from SGS S.A. and its country head offices in UK and China for this facility. SGS is one of the world's leading inspection, verification, testing and certification companies. In an effort to meet the international food safety standards mandated by larger consumer product companies that we expect to target as customers in the future, we have made capital investments to enhance our manufacturing facilities, equipment and documentation systems, changed certain manufacturing processes and carried out additional personnel training in order to meet these standards.  These investments allowed us to meet the HACCP System Certification, ISO 9001:2015 Certification and ISO 22000:2005 Food Safety Certification.  We obtained these certifications in October 2015.

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

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries. We generated approximately $504,000 and $370,000 in revenue from producing over 6.1 metric tons and 3.9 metric tons of A3-99 in the fiscal years ended April 30, 2018 and 2017, respectively.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries. We generated approximately $2,455,000 and $2,231,000 in revenue from producing over 45.9 metric tons and 47.1 metric tons of Enzyme treated stevia in the fiscal years ended April 30, 2018 and 2017, respectively.

In the fiscal years ended April 30, 2017 and 2018, we have invested over $1.7 million total for over the two years, including cash investments of $1,019,000 and $700,000 in fiscal 2018 and fiscal 2017, respectively, to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment and a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as a scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

We set our production schedules based on the market demands and our capacity. Our total stevioside production capacity is approximately 1,200 metric tons annually, which we believe is sufficient to meet demand.  For the fiscal year ended April 30, 2018, we manufactured approximately 944 metric tons of stevioside, an increase of 115 metric tons from the prior year, to better supply the market demand.

CHINESE MEDICINE SEGMENT

In our Chinese medicine segment, we manufacture and sell traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. For the fiscal years ended April 30, 2018 and 2017, this segment generated revenues of $2.9 million and $2.9 million, representing 13% and 15% of our total consolidated revenues, respectively. For the fiscal year ended April 30, 2018, revenues from the top five products represented approximately 68.4% of the total sales of our Chinese medicine segment.

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

We manufactured and sold approximately 224 different extracts for the fiscal year ended April 30, 2018, compared to 214 different extracts for the fiscal year ended April 30, 2017. These extracts can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

Our Customers

We sell our traditional Chinese medicine formula extracts on a wholesale basis to domestic traditional Chinese medicine manufacturers and animal pharmaceutical manufacturers. For the fiscal years ended April 30, 2018 and 2017, we had no customer accounting for 10% or more of the Company's revenue. We do not have contracts with our customers and sales are made under a purchase order arrangement. We deliver upon the acceptance of a purchase order with no deposit required. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

NEW PRODUCT DEVELOPMENT

    We engage in new product developments through our internal research facilities, industry consultants and specialists to provide research and development for the planting of stevia plants, the development of biological methods to improve lower-grade stevia product to higher grade stevia and applying biological method to change the taste of stevia to meet market demand.  We are in partnership with a number of research facilities in the PRC including:

-	We are working with a Jiangsu enzyme preparation company, to provide research and development for some of the enzyme modification products in order to produce better taste products; and
-	Shandong Chinese Medicine University.

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. For the fiscal years ended April 30, 2018 and 2017, we spent approximately $846,000 and $493,000, respectively, on research and development.

For the fiscal years ended April 30, 2018 and 2017, we have invested over $1.7 million in total for the two years, including cash investments of $1,019,000 and $700,000 in fiscal 2018 and in fiscal 2017, respectively, to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. At the end of fiscal year 2016, we have received the notice for termination from WILD. Currently, WILD still is one of our customers keeping to purchase enzyme treated products from us.

On April 30, 2018, the Company decided that it was in its best interest to discontinue and close Sunwin Tech. All assets and liabilities owned by Sunwin Tech, including the equity ownership of Qufu Natural Green transferred to and is assumed by Sunwin Stevia International, Inc.

EMPLOYEES

As of July 27, 2018, we have 308 full time employees. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally works in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. If any of the following risks occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR COMPANY

FOR THE FISCAL YEAR ENDED APRIL 30, 2018, WE INCURRED NET LOSS OF $4.7 MILLION, WE CANNOT ASSURE YOU THAT OUR LOSSES WILL NOT CONTINUE, AND WE BELIEVE THAT THESE MATTERS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR THE NEXT TWELVE MONTHS FROM THE ISSUANCE DATE OF THIS REPORT.

    Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in our accompanying consolidated financial statements, we have incurred a net loss of approximately $4,715,000 for the fiscal year ended April 30, 2018. The net cash used in operations were approximately $2,089,000 for the fiscal year ended April 30, 2018. Additionally, we have an accumulated deficit of $33.8 million as of April 30, 2018, the cash balance and revenues generated are not currently sufficient and cannot be projected to cover the operating expenses for the next twelve months from the date of this report.  Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending April 30, 2019 without raising additional funds through debt and/or equity capital financings.

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

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

    Our independent auditors have indicated in their report on our April 30, 2018 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We have a significant accumulated deficit, incurred recurring losses and generated negative cash flow from operating activities. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent on our ability to ultimately achieve profitable operations, or become cash flow positive, or raise additional capital from debt and or equity.  However, we cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional capital and or if any will be available to us on satisfactory terms and conditions.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY IMPACT OUR PROFIT MARGIN AND FINANCIAL POSITION.

Our principal raw materials are stevia used to make stevioside and herbs used in the formulation of traditional Chinese medicine extracts. The prices for these raw materials are subject to market forces largely beyond our control, including availability and competition in the market place. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our cost of sales as a percentage of revenues was 87% and 85% for the fiscal years ended April 30, 2018 and 2017, respectively, and we may experience significantly higher costs in the future. Because of increased competition in all of our business segments, we may not be able to pass along potential raw material price increases to our customers and, accordingly, our gross profit margins would be adversely impacted.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSACTIONS CAN MATERIALLY IMPACT OUR INCOME (LOSS) FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The gain from the foreign exchange transaction was approximately $903,000 and the loss from the foreign exchange transaction was approximately $859,000 for the fiscal years ended April 30, 2018 and 2017, respectively. The recording of these non-cash gain and loss, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

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

THERE ARE SIGNIFICANT UNCERTAINTEIS UNDER THE DRAFT FOREIGN INVESTMENT LAW RELATING TO THE STATE OF BUSINESS IN CHINA CONTROLLED BY FOREIGH INVESED ENTERPRISES PRIMARILY THROUGH CONTRATUAL ARRANGEMNTS, SUCH AS OUR BUSISESS.

 On January 19, 2015, MOFCOM published a draft of the PRC Law on Foreign Investment (Draft for Comment), or the Draft Foreign Investment Law, which is open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The draft Foreign Investment Law utilizes the concept of "actual control" for determining whether an entity is considered to be a foreign-invested enterprise, and defines "control" broadly to include, among other things, voting or board control through contractual arrangements.

 The draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either "restricted" or "prohibited" in a "negative list." Because the negative list has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The draft Foreign Investment Law also provides that only FIEs operating in industries on the negative list will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIE's operating in industries on the negative list may not be able to continue to conduct their operations through contractual arrangements. It states that entities established in China but controlled by foreign investors will be treated as foreign-invested enterprises, while entities set up outside of China which are controlled by PRC persons or entities, would be treated as domestic enterprises after completion of market entry procedures.

There is substantial uncertainty regarding the draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. While such uncertainty exists, we cannot assure you that the new foreign investment law, when it is adopted and becomes effective, will not have a material and adverse effect on our ability to conduct our business through our contractual arrangements.

PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations. If the PRC government determines that our contractual arrangements do not comply with applicable laws and regulations, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, or take other regulatory or enforcement actions against us that could be harmful to our business. The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

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

IF WE BECOME DIRECTLY SUBJECT TO SCRUTINY, CRITICISM AND NEGATIVE PUBLICITY INVOLVING U.S.-LISTED CHINESES COMPANIES, WE MAY HAVE TO EXPENSE SIGNIFICANT RESOURCES TO INVESTIGATE AND RESOLVE THE MATTER WHICH COULD HARM OUR BUSENESS OPERATIONS, STOCK PRICE AND REPUTATION.

U.S. public companies that have substantially all of their operations in China, particularly companies like us that have completed so-called reverse acquisition transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our stock.

THE DISCLOURES IN OUR REPORTS AND OTHER FILINGS WITH THE SEC AND OUR OTHER PUBLIC PRONOUNCEMENTS ARE NOT SUBJECT TO THE SCRUTINY OF ANY REGULATORY BODIES IN THE PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

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

Substantially all of our assets are located outside the United States and substantially all of our current operations are conducted in the PRC. Moreover, all of our directors and officers are nationals or residents of the PRC. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

At July 28, 2018 we had 199,632,803 shares of common stock outstanding, of which approximately 77,755,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities described below are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, including our traditional Chinese medicine facilities which were moved from 6 Youpeng Road of Qufu City to Shuyuan Economic Zone since the fiscal year ended April 30, 2016.

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

We are not a party to any pending legal proceedings, and to our knowledge, none of our officers, directors or principal stockholders are a party to any legal proceeding in which they have an interest adverse to us.

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

	High	Low
Fiscal 2018
May 1, 2017 through July 31, 2017	$0.12	$0.02
August 1, 2017 through October 31, 2017	$0.12	$0.06
November 1, 2017 through January 31, 2018	$0.12	$0.05
February 1, 2018 through April 30, 2018	$0.10	$0.05

Fiscal 2017
May 1, 2016 through July 31, 2016	$0.16	$0.12
August 1, 2016 through October 31, 2016	$0.16	$0.09
November 1, 2016 through January 31, 2017	$0.15	$0.07
February 1, 2017 through April 30, 2017	$0.15	$0.08

On July 28, 2018, the last reported sale price of the common stock on OTC Markets was $0.11 per share. As of July 28, 2018, there were 752 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended April 30, 2018 and 2017 should be read in conjunction with the consolidated financial statements and footnotes, and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside, a natural sweetener, as well as herbs used in traditional Chinese medicines. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During the fiscal years ended April 30, 2018 and 2017, our operations were organized in two operating segments related to our product lines:

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

In the fiscal years ended April 30, 2018 and 2017, we have invested over approximately $1.7 million in total for the two years, including cash investments of $1,019,000 and $700,000 in fiscal 2018 and fiscal 2017, respectively to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

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

In an effort to meet the international food safety standards mandated by larger consumer product companies that we expect to target as customers in the future, we have made capital investments to enhance our manufacturing facilities, equipment and documentation systems, changed certain manufacturing processes and carried out additional personnel training in order to meet these standards.  These investments allowed us to meet the HACCP System Certification, ISO 9001:2015 Certification and ISO 22000:2005 Food Safety Certification.  We obtained these certifications in October 2015.

Chinese medicine segment

In our Chinese medicine segment, we manufacture and sell approximately 224 different extracts, which can be divided into the following three general categories:

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

Our Performance

Our revenues totaled $22.0 million in the fiscal year ended April 30, 2018, an increase of 13.9% as compared to the fiscal year ended April 30, 2017, but our gross margin decreased to 9.8% from 14.6% primarily due to our effort to expand our shares in both domestic and international markets and we sold some products at lower sales prices than their costs. Our total operating expenses in the fiscal year ended April 30, 2018 increased by approximately $261,000 or 4.2% compared to the fiscal year ended April 30, 2017 primarily due to an increase of approximately $181,000 or 148.1% in loss on disposal of property and equipment, an increase of approximately $353,000 or 71.6% in research and development expenses, and an increase of approximately $161,000 or 8.8% in selling expenses, offset by a decrease of approximately $434,000 or 11.5% in general and administrative expenses. Our net loss for the fiscal year ended April 30, 2018 was $4.7 million, compared to $3.9 million in the fiscal year ended April 30, 2017.

Our operating performance for the fiscal year ended April 30, 2018 was primarily driven by an increase of 16.2% in sales revenue from our stevia products in our Stevioside segment, including a 42.2% increase in sales to third parties, while the decrease in sales to related party customers is approximately 30.1%.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for the fiscal year ended April 30, 2018. The increase of revenue in Stevioside segment is primarily due to an increasing demand from the developing domestic and international market. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

Our Chinese medicine revenues totaled $2.9 million for the fiscal year ended April 30, 2018, a slight increase of 0.6% as compared with the fiscal year ended April 30, 2017 primarily due to the increase of sales price in the market.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For the fiscal year ended April 30, 2018 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Some of the recent favorable observations related to the stevia markets in the fiscal year ended April 30, 2018 include:

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2018 and 2017. During the fiscal years ended April 30, 2018, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2019. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will continue to increase in fiscal 2019.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the fiscal year ended April 30, 2018 and 2017.  The percentages represent each line item as a percent of revenues:

For the Fiscal Year Ended April 30, 2018
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,897,497	100.0%	$19,142,312	100.0%	$-	$22,039,809	100.0%
Cost of goods sold	2,362,722	81.5%	17,517,177	91.5%	-	19,879,899	90.2%
Gross profit	534,775	18.5%	1,625,135	8.5%	-	2,159,910	9.8%
Selling expenses	439,506	15.2%	1,540,283	8.1%	-	1,979,789	9.0%
General and administrative expenses	299,073	10.3%	1,707,902	8.9%	1,336,780	3,343,755	15.2%
Loss on disposition of property and equipment	257,122	8.9%	46,255	0.2%	-	303,377	1.4%
Research and development expenses	3,582	0.1%	842,464	4.4%	-	846,046	3.8%
Loss from operations	(464,508)	(16.0)%	(2,511,768)	(13.1)%	(1,336,780)	(4,313,057)	(19.6)%
Other (expenses) income	(84,747)	(2.9)%	(316,992)	(1.7)%	-	(401,738)	(1.8)%
Loss before income taxes	$(549,255)	(19.0)%	$(2,828,760)	(14.8)%	$(1,336,780)	$(4,714,795)	(21.4)%

For the Fiscal Year Ended April 30, 2017
	Chinese Medicine		Stevioside		Corporate and Other	Consolidated
Revenues	$2,879,795	100.0%	$16,475,116	100.0%	$-	$19,354,911	100.0%
Cost of goods sold	2,331,441	81.0%	14,190,464	86.1%	930	16,522,835	85.4%
Gross profit	548,354	19.0%	2,284,652	13.9%	(930)	2,832,076	14.6%
Selling expenses	454,162	15.8%	1,364,893	8.3%	-	1,819,055	9.4%
General and administrative expenses	417,849	14.5%	1,857,672	11.3%	1,502,039	3,777,560	19.5%
Loss on disposition of property and equipment	58,671	2.0%	63,614	0.4%	-	122,285	0.6%
Research and development expenses	23,856	0.8%	469,122	2.9%	-	492,978	2.6%
Loss from operations	(406,183)	(14.1)%	(1,470,650)	(8.5)%	(1,502,969)	(3,379,802)	(17.5)%
Other (expenses) income	(353,391)	(12.3)%	(166,166)	(1.0)%	1,335	(518,222)	(2.7)%
Loss before income taxes	$(759,574)	(26.4)%	$(1,636,816)	(9.9)%	$(1,501,634)	$(3,898,024)	(20.1)%

Revenues

Total revenues in the fiscal year ended April 30, 2018 increased by approximately $2,685,000, or 13.9%, as compared to the fiscal year ended April 30, 2017. Stevioside revenues, which accounts for 86.9% and 85.1% of our total revenues in the fiscal years ended April 30, 2018 and 2017, respectively, increased by 16.2%, and Chinese medicine revenues increased by 0.6%.

Within our Stevioside segment, revenues from sales to third parties increased by 42.2% while the sales to the related party decreased by 30.1% in the fiscal year ended April 30, 2018, as compared to the fiscal year ended April 30, 2017, primarily due an increasing demand from the domestic market and the results of our effort to develop sales in the domestic market. We also have been trying to develop our international market and decrease the dependency of our sales to related parties. Since we do not have the authorization to export products from China, we outsourced our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. Also started March 2016, we outsourced our exporting business to Yi-Da Tong, which is a third party export agent. In addition, new launched products including A3-99 and enzyme treated stevia have been well accepted by the market especially in the U.S..  While the adoption rate for stevia in the food and beverage has been slower than expected, we produced 944 metric tons and 817 metric tons of stevioside for the fiscal year ended April 30, 2018 and 2017, respectively, and we sold 525 metric tons and 423 metric tons of stevioside for the fiscal year ended April 30, 2018 and 2017. We generated approximately $504,000 and $370,000 in revenue from producing over 6.1 metric tons and 3.9 metric tons of A3-99 in the fiscal years ended April 30, 2018 and 2017, respectively. We generated approximately $2,455,000 and $2,231,000 in revenue from producing over 45.9 metric tons and 47.1 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 13% and 13% in the fiscal years ended April 30, 2018 and 2017, respectively, of our total Stevioside segment revenues. Additionally, we also continue to generate revenue from the sale of our new products that were developed in the prior year.

Our unit sale price fluctuated from month to month in the fiscal year ended April 30, 2018, which was mainly affected by the market environment; the average unit price of our stevia products has decreased by 13.6% as to our effort to stay ahead of competition and to gain market share for the fiscal year ended April 30, 2018, as compared to the fiscal year ended April 30, 2017. We are facing challenges in competitive pricing and sourcing of raw materials, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. With the restructure of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 38% and 22% of total revenue of our Stevioside segment, respectively, while our enzyme treated products generated over $2.5 million in revenues with the gross profit rate of 13% and average unit price was $53 in the fiscal year ended April 30, 2018. Our low grade stevia and A3-97 products generated more than 40% and 20% of total revenue of our Stevioside segment, respectively, while we generated over $2.2 million from enzyme treated products in revenues with the gross profit rate of 27% and the average unit price was $47 in the fiscal year ended April 30, 2017. In the fiscal year ended April 30, 2018, some of our stevia products, such as A3-98, A3-97, A3-95, A3-80, A3-60, A3-50 and A3-40 were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

 Within our Chinese Medicine segment, the 0.6% increase in revenue was primarily due to our approximately $2.9 million and $2.9 million in revenue generated from producing over 395 metric tons and 409 metric tons in the fiscal years ended April 30, 2018 and 2017, respectively, more than 17% and 20% of the total Chinese Medicine segment revenue was generated from sales of Astragalus powder and the unit price of this product decreased by 0.1%, as compared to the fiscal year ended April 30, 2017. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase at current time.

Cost of Revenues and Gross Margin

 Cost of revenues in the fiscal year ended April 30, 2018 increased by approximately $3,357,000, or 20.3%, compared to the fiscal year ended April 30, 2017. The higher cost of revenues was primarily due to the low quality of raw materials received, causing an increase in purchase quantity in order to produce the same grade of products in the fiscal year ended April 30, 2018. Gross margin on Stevioside segment for the fiscal year ended April 30, 2018 was 8.5%, as compared to 13.9% for the fiscal year ended April 30, 2017. The decrease in gross margins for Stevioside was primarily due to higher raw material costs and lower average unit sale price as to stay ahead of competition and to gain our market share during the period. Gross margin on Chinese Medicine was 18.5% in the fiscal year ended April 30, 2018, compared to 19.0% in the fiscal year ended April 30, 2017. The slightly lower gross margin for Chinese Medicines was primarily due to high market competition with lower sales price and higher raw material costs for the low quality of raw materials received, causing an increase in purchase quantity in order to produce the same grade of products. We believe that the slower market for animal Chinese medicines seen in prior periods has stabilized and improved.  Since we purchase our raw materials on the spot market, we are unable to predict with any degree of certainty our raw material costs and their impact on gross margin in future periods. Our consolidated gross margin for the fiscal year ended April 30, 2018 was 9.8%, as compared to 14.6% in the fiscal year ended April 30, 2017.

Total Selling Expenses

Our selling expenses for the fiscal year ended April 30, 2018 increased by approximately $161,000, or 8.8% compared to the fiscal year ended April 30, 2017. The increase was primarily due to the approximately $200,000 increase in promotions and marketing, $18,000 increase in office expense, $34,000 increase in travel expense, $7,000 increase in advertising expenses, $9,000 increase in commission expense, $12,000 increase in warehousing expenses and $2,000 increase in miscellaneous selling expenses, offset by the decrease of approximately $117,000 in shipping and freight and $4,000 decrease in local sales taxes in the fiscal year ended April 30, 2018.

Total General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended April 30, 2018 decreased by $434,000, or 11.5% compared to the fiscal year ended April 30, 2017.  The increase was primarily due to a decrease of approximately $145,000 in stock based compensation to consultants, a decrease of approximately $24,000 in consulting service fee, a decreases of approximately $284,000 in depreciation and amortization expenses, a decrease of approximately $73,000 in product testing fee, a decrease of approximately $74,000 in travel expense, a  decrease of approximately $55,000 in salaries and wages, a decrease of approximately $16,000 in office expense, and a decrease of approximately $16,000 in training fee, offset by an increase of approximately $57,000 in marketing expense, an increase of approximately $141,000 in property tax and other taxes, an increase of approximately $37,000 in meals and entertainment, an increase of approximately $13,000 in utility expense and $5,000 in miscellaneous expenses.

Loss on Disposition of Property and Equipment

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in fiscal 2018 and fiscal 2017, we determined that some of our equipment needed to be replaced or otherwise removed from service. As a result, we disposed of these assets and recorded a loss on disposal of approximately $303,000 and $122,000 in the fiscal years ended April 30, 2018 and 2017, respectively.

Research and Development Expenses

For the fiscal year ended April 30, 2018, our research and development expenses amounted to approximately $846,000 as compared to $493,000 for the fiscal year ended April 30, 2017. The increase of approximately $353,000 was primarily due to the increase in spending for third party technical consulting fees in the fiscal year ended April 30, 2018.

Other Income (Expense)

For the fiscal year ended April 30, 2018, other expense, net of other income, amounted to approximately $402,000, a decrease of $116,000 as compared to other expense, net of other income, amounted to approximately $518,000 for the fiscal year ended April 30, 2017. The decrease of other expense was primarily attributable to a decrease in other income of approximately $263,000 primarily due to an export tax rebate, a decrease in interest expense - related party in the amount of approximately $34,000 and offset by an increase in interest expense from third party of approximately $181,000.

Net Loss

Net loss in the fiscal year ended April 30, 2018 was approximately $4,715,000, compared to $3,898,000 in the fiscal year ended April 30, 2017. The decrease was primarily due to higher revenue from our Stevioside segment offset by higher cost of goods sold, higher selling expense, higher research and development expenses and loss on disposition of property and equipment along with the reduction in general and administrative as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At April 30, 2018, we had working deficit of approximately $482,000, including cash of approximately $1,101,000, as compared to working capital of $4,652,000 and cash of $51,000 at April 30, 2017. The approximate $1,050,000 increase in our cash at April 30, 2018 from April 30, 2017 is primarily attributable to net cash provided by financing activities of approximately $4,116,000, net cash used in operating activities of approximately $2,089,000, and cash used in investing activities of approximately $1,017,000 during the fiscal year ended April 30, 2018. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank or individual loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the next 12 months, management expects that we will need to curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $3.5 million during the fiscal year ended April 30, 2018 as a result of the increase in accounts receivable from the third parties and accounts receivable from the related parties as of April 30, 2018. The days for sales outstanding in accounts receivable decreased to 18 days as of April 30, 2018, as compared to 20 days on April 30, 2017. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from related parties, increased by approximately $1.3 million during the fiscal year ended April 30, 2018 as a result of the 36.5% increase in revenues from sales to third parties, as compared to the fiscal year ended April 30, 2017. The days for sales outstanding in accounts receivable for third party sales decreased to 14 days as of April 30, 2018, as compared to 15 days on April 30, 2017. The days for sales outstanding in accounts receivable decreased to 18 days as of April 30, 2018, as compared to 20 days on April 30, 2017, as a result of our efforts on timely collection of our growing accounts receivable from both related parties and the third parties.

At April 30, 2018 our inventories, net of reserve for obsolescence, totaled approximately $12,565,000, as compared to $8,816,000 on April 30, 2017. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the fiscal year ended April 30, 2018, these inventories have not yet been sold due to the market demands not raising as much as we predicted, however the current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $11,660,000 at April 30, 2018, an increase of approximately $4,624,000 from April 30, 2017 balance of $7,036,000. The increase was primarily due to an increase in purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at April 30, 2018 and 2017 totaled approximately $9,990,000 and $7,267,000, respectively. These loans payable consisted of short-term loans and long-term loans from multiple non-related individuals, which bearing annual interest rates range from 4% to 10%.  The maturity dates of the loans payable at April 30, 2018 range from October 5, 2018 to September 27, 2019.  During the fiscal year ended April 30, 2018, the Company repaid approximately $380,000 of the prior year's loans payable and borrowed new loans of $2,127,000.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $2,089,000 in the fiscal year ended April 30, 2018, as compared to net cash used in operating activities of $4,548,000 in the fiscal year ended April 30,  2017, primarily due to a net loss of approximately $4,715,000 adjusted and offset by non-cash items such as loss on disposition of property and equipment of $303,000, non-cash employees' compensation of $1,227,000, depreciation expense and amortization of intangible assets and land use right of $1,563,000, The decrease in net cash from operating activities was also primarily due to an increases of approximately $1,135,000 in accounts receivable from the third party, an increase of approximately $2,127,000 in accounts receivable - related party, an increase of approximately $2,865,000 in inventories, which offset by a decrease of approximately $2,262,000 in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses of approximately $3,335,000 and an increase of approximately $65,000 in taxes payable.

Net cash used in operating activities was approximately $4,548,000 in the fiscal year ended April 30, 2017, as compared to net cash provided by operating activities of $49,000 in fiscal 2016, primarily due to a net loss of approximately $3,898,000 adjusted and offset by non-cash items such as loss on disposition of property and equipment of $122,000, non-cash employees' compensation of $1,227,000, non-cash consultant's service fee of $145,000, depreciation expense and amortization of intangible assets and land use right of $1,727,000. The decrease in net cash from operating activities was also primarily due to an increase of approximately $309,000 in accounts receivable from the third party, an increase of approximately $4,658,000 in inventories, an increase of $2,241,000 in prepaid expenses and other current assets and a decrease in taxes payable of approximately $120,000, which offset by a decrease of approximately $3,132,000 in accounts receivable - related party and an increase of approximately $269,000 in accounts payable and accrued expenses.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to $1,017,000 in the fiscal year ended April 30, 2018, as compared to $404,000 in the fiscal year ended April 30, 2017. In the fiscal year ended April 30, 2018, we spent approximately $1,019,000 in purchases of property and equipment, offset by the proceeds received from disposal of equipment of approximately $2,000.

Net cash used in investing activities amounted to $404,000 in the fiscal year ended April 30, 2017, as compared to $402,000 in the fiscal year ended April 30, 2016. In the fiscal year ended April 30, 2017, we spent approximately $700,000 in purchases of property and equipment, offset by the proceeds received from sales of real estate investments of approximately $296,000.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $4,116,000 in the fiscal year ended April 30, 2018, primarily due to proceeds from multiple non-related individual short-term and long-term loans of $2,127,000 and advances received from related parties of approximately $6,077,000, offset by repayment of short-term loans of $380,000 and repayment of related party advances of approximately $3,708,000.

Net cash provided by financing activities amounted to approximately $4,133,000 in the fiscal year ended April 30, 2017, primarily due to proceeds from multiple non-related individual short-term and long-term loans of $5,380,270 and advances received from related parties of approximately $2,613,000, offset by repayment of short-term loans of $12,000 and repayment of related party advances of approximately $3,849,000.

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2018.

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

	April 30, 2018	April 30, 2017
China	$1,100,052	$30,781
United States	696	20,335
Total	$1,100,748	$51,116

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

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Exchange Act, our management, evaluated the effectiveness of the design and operation of our controls and procedures as of April 30, 2018.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating our controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of our controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our controls and procedures were not effective as of April 30, 2018.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2018. During our assessment of the effectiveness of internal control over financial reporting as of April 30, 2018, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2018.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2018. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	56	President and Chairman
Dongdong Lin	44	Chief Executive Officer, Secretary and Director
Fanjun Wu	44	Chief Financial Officer
Chengxiang Yan	50	Director and General Manager of Qufu Natural Green

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

Liawang Zhang.  Mr. Zhang has over 18 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 22 years of operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 22 years of marketing experience in our industry and an advanced degree in farming.

Stockholders Agreement - Election of Directors

On February 5, 2009, as part of the Securities Purchase Agreement we entered into with WILD Flavors, we entered into a stockholders agreement with WILD Flavors and certain of our shareholders who owned approximately 34% of our common stock at the time the agreement was entered into. The stockholders agreement provides that so long as WILD Flavors owns at least 4,000,000 shares of our common stock, the parties to that agreement will vote or cause their shares of our common stock to be voted to elect two members of our Board of Directors designated by WILD Flavors and three members designated by our shareholders who are a party to the stockholders agreement.  As of the date of this report, WILD Flavors has not designated anyone to be appointed to our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2018 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2018, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2018.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in the fiscal years ended April 30, 2018 and 2017 for:

All compensation was paid in RMB and the amounts below reflect the conversion to U.S. dollar, rounded to the nearest whole dollar, based upon an exchange rate of RMB 6.58 to $1.00. For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers" as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Laiwang Zhang (1)	2018	$11,068	$-	-	-	-	-	-	$11,068
2017		$9,555	$-	-	-	-	-	-	$9,555
Dongdong Lin (2)	2018	$10,122	$-	-	-	-	-	-	$10,122
2017		$9,045	$-	-	-	-	-	-	$9,487

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2018:

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

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 31, 2018, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of July 31, 2018, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

2012 Equity Compensation Plan

On August, 2012, our Board of Directors authorized and adopted our 2012 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 10,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 10,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of July 31, 2018, there are no shares available to be issued or options outstanding under the 2012 Equity Compensation Plan.

2015 Equity Compensation Plan

On May 11, 2015, our board of directors authorized our 2015 Equity Compensation Plan (the "2015 Plan"). The purpose of the 2015 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. We have initially reserved 25,000,000 shares of our common stock for issuance upon awards to be made under the 2015 Plan. The maximum number of shares of common stock which may be subject to awards under the 2015 Plan made to individuals who are neither officers, directors nor employees of our company is limited to 2,500,000 shares. The 2015 Plan also contains an "evergreen formula" pursuant to which the number of shares of common stock available for issuance under the 2015 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2015 Plan beginning with calendar year 2016 providing that we have sufficient authorized but unissued and unreserved shares of our common stock available, by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 375,000 shares of common stock. As of July 31, 2018, there are no shares available to be issued or options outstanding under the 2015 Equity Compensation Plan.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during the fiscal year ended April 30, 2018 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On July 28, 2018 we had 199,632,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 28, 2018 relating to the beneficial ownership of shares of our common stock by:

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

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements as of April 30, 2018 and which have occurred through the date of this report:

From time to time we sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman. During the fiscal years ended April 30, 2018 and 2017, sales to this related party were $3,614,521 and $5,855,594, respectively.  As of April 30, 2018 and 2017, the related party accounts receivable balances were $2,576,944 and $339,270, respectively.

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. In the fiscal years ended April 30, 2018 and 2017, we received advances from related parties for working capital totaled $6,076,535 and $2,613,077 respectively. Repayments made to related parties totaled $3,708,072 and $3,848,626, respectively. During the fiscal years ended April 30, 2018 and 2017, interest expense related to related party payables amounted to $104,437 and $138,092, respectively, which were included in interest expense in the accompanying consolidated statements of operations. A portion of the interest expense pertains to the advances of $743,196 (RMB5,000,000) and $1,189,114 (RMB8,000,000) as of April 30, 2018 and 2017, respectively, from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 6.3% per annum. Other advances made to the Company bear no interest and are payable on demand. As of April 30, 2018, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., and Mr. Weidong Chai amounted $2,280,266, $103,169 and $175,781, respectively. As of April 30, 2017, the balance we owed to Qufu Shengwang Import and Export and Mr. Weidong Chai totaled $21,878 and $134,002, respectively, the balance due from Pharmaceutical Corporation was $30,568, which was repaid on July 28, 2017.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP served as our independent registered public accounting firm for the fiscal years ended April 30, 2018 and 2017. The following table shows the fees that were billed for the audit and other services provided by such firm for the fiscal years ended April 30, 2018 and 2017.

	2018	2017
Audit Fees	$90,000	$90,000
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$90,000	$90,000

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

Sunwin Stevia International, Inc.

July 30, 2018	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

July 30, 2018	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Director	July 30, 2018
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (principal executive officer)	July 30, 2018
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	July 30, 2018
Fanjun Wu

/s/ Chengxiang Yan	Director	July 30, 2018
Chengxiang Yan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 3
Consolidated Statements of Operations and Comprehensive Loss	F - 4
Consolidated Statement of Changes in Stockholders' Equity	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 7 to F - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sunwin Stevia International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. and Subsidiaries (the "Company") as of April 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended April 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant accumulated deficit, incurred recurring losses and, generated negative cash flow from operating activities. These raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

We have served as the Company's auditors since 2013.

New York, New York
July 30, 2018

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,100,748	$51,116
Accounts receivable, net of allowance for doubtful accounts of $191,865 and $1,182,632, respectively	3,513,530	2,243,621
Accounts receivable - related party	2,576,944	339,270
Inventories, net	12,564,571	8,816,473
Prepaid expenses and other current assets	2,284,379	4,729,865

Total Current Assets	22,040,172	16,180,345

Property and equipment, net	9,052,886	8,241,197
Intangible assets, net	-	108,390
Land use rights, net	1,964,606	1,855,055
Other long-term asset	153,720	856,878

Total Assets	$33,211,384	$27,241,865

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,660,004	$7,036,471
Short-term loans	8,302,489	4,366,389
Due to related parties	2,559,216	125,312

Total Current Liabilities	22,521,709	11,528,172

Long-term loans	1,687,857	2,900,484

Total Liabilities	24,209,566	14,428,656

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of April 30, 2018 and 2017, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(33,827,351)	(29,112,556)
Accumulated other comprehensive income	4,948,257	4,044,853

Total Stockholders' Equity	9,001,818	12,813,209

Total Liabilities and Stockholders' Equity	$33,211,384	$27,241,865

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended April 30,
	2018	2017
Revenues	$17,996,735	$13,499,317
Revenues - related party	4,043,074	5,855,594
Total revenues	22,039,809	19,354,911
Cost of revenues	19,879,899	16,522,835
Gross profit	2,159,910	2,832,076

Operating expenses:
Selling expenses	1,979,789	1,819,055
General and administrative expenses	3,343,755	3,777,560
Loss on disposition of property and equipment	303,377	122,285
Research and development expenses	846,046	492,978
Total operating expenses, net	6,472,967	6,211,878
Loss from operations	(4,313,057)	(3,379,802)

Other income (expenses):
Other income (expenses)	140,289	(123,265)
Interest income	1,025	697
Interest expense - related party	(104,437)	(138,092)
Interest expense	(438,615)	(257,562)
Total other income (expenses)	(401,738)	(518,222)

Loss before income taxes	(4,714,795)	(3,898,024)
Provision for income taxes	-	-
Net loss	$(4,714,795)	$(3,898,024)

Comprehensive loss:
Net loss	$(4,714,795)	$(3,898,024)
Foreign currency translation adjustment	903,404	(858,287)
Total comprehensive loss	$(3,811,391)	$(4,756,311)

Net loss per common share:
Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2018 and 2017

	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, April 30, 2016	199,632,803	$199,633	$37,681,279	$(25,214,532)	$4,903,140	$17,569,520
Net loss for the period	-	-		(3,898,024)		(3,898,024)
Foreign currency translation adjustment	-	-			(858,287)	(858,287)

Balance, April 30, 2017	199,632,803	$199,633	$37,681,279	$(29,112,556)	$4,044,853	$12,813,209
Net loss for the period				(4,714,795)		(4,714,795)
Foreign currency translation adjustment					903,404	903,404
Balance, April 30, 2018	199,632,803	$199,633	$37,681,279	$(33,827,351)	$4,948,257	$9,001,818

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,714,795)	$(3,898,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,400,718	1,349,590
Amortization of intangible assets	108,390	325,175
Amortization of land use right	53,656	52,227
Loss on disposition of property and equipment	303,377	122,285
Allowance for doubtful accounts	-	54,826
Recovery of bad debt reserve	(1,429)	-
Common stock issued for services	-	145,000
Common stock issued for employees' compensation	1,226,668	1,226,669
Loss from sales of real estate investment held for resale	-	2,367
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(1,135,368)	(309,218)
Accounts receivable - related party	(2,126,700)	3,131,665
Inventories	(2,865,416)	(4,657,896)
Prepaid expenses and other current assets	2,262,302	(2,241,222)
Accounts payable and accrued expenses	3,334,543	268,930
Taxes payable	65,396	(120,210)
NET CASH USED IN OPERATING ACTIVITIES	(2,088,658)	(4,547,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,018,906)	(699,649)
Proceed from disposal of equipment	1,519	-
Proceeds from sales of real estate investment		295,792
NET CASH USED IN INVESTING ACTIVITIES	(1,017,387)	(403,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	2,127,175	5,380,270
Repayment of short term loan	(379,853)	(11,934)
Advance due from related parties	6,076,535	2,613,077
Repayment of related party advances	(3,708,072)	(3,848,626)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,115,785	4,132,787

EFFECT OF EXCHANGE RATE ON CASH	39,892	(30,047)
NET INCREASE (DECREASE) IN CASH	1,049,632	(848,955)
Cash at the beginning of year	51,116	900,071
Cash at the end of year	$1,100,748	$51,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$5,534
Cash paid for interest	$3,950	$124,107

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$721,185	$459,045
Accrued interest enrolled into debt	$262,068	$-

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

For the fiscal years ended April 30, 2018 and 2017, our operations are organized into two operating segments related to our Stevioside and Chinese Medicine product lines, and subsidiaries included in continuing operations consisted of the following:

-       Sunwin Stevia International;
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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. Currently, WILD still is one of our customers keeping to purchase enzyme treated products from us.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information. The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
.
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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of April 30, 2018 and 2017, we held $1,100,052 and $30,781 of our cash and cash equivalents with commercial banking institutions in the PRC, respectively, and $696 and $20,335 with banks in the United States. In the PRC, there is no equivalent federal deposit insurance as in the United States, therefore the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through April 30, 2018.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of April 30, 2018 and 2017, the allowance for doubtful accounts was $191,865 and $1,182,632, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost and net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of April 30, 2018 and 2017, the Company recorded a reserve for slow-moving inventories of $0 and $163,048, respectively. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down for inventories for the difference between the cost and the lower of cost or estimated net realizable value. As of April 30, 2018 and 2017, the Company wrote down inventories of $235,258 and $0, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which range from three to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Accounting Standards Codification ("ASC"), 360-10-35-17 of the Financial Accounting Standards Board (FASB), we examine the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $303,377 and $122,285 for the fiscal years ended April 30, 2018 and 2017, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of April 30, 2018 and 2017 amounted to $199,644 and $121,127, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2018	2017
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(4,714,795)	$(3,898,024)
Numerator for basic EPS, loss applicable to common stockholders	$(4,714,795)	$(3,898,024)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.02)	$(0.02)

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

As of April 30, 2018	RMB 6.33 to $1.00
As of April 30, 2017	RMB 6.90 to $1.00
Year ended April 30, 2018	RMB 6.58 to $1.00
Year ended April 30, 2017	RMB 6.76 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for fiscal years ended April 30, 2018 and 2017 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of April 30, 2018 and 2017, we had $1,100,052 and $30,781 cash held in PRC bank accounts, respectively, which are not insured. We have not experienced any losses in such accounts through April 30, 2018.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $846,046 and $492,978 for fiscal years ended April 30, 2018 and 2017, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $317,002 and $433,268 for the fiscal years ended April 30, 2018 and 2017, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

SEGMENT REPORTING

The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The Company's chief operating decision maker has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on U.S. GAAP. The chief operating decision maker now reviews results analyzed by customer. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, the Company has determined that it has only one operating segment.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company has disclosed the discontinued of operations of its wholly owned subsidiary, Sunwin Tech Group, Inc. ("Sunwin Tech") under the guidance of ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity".

In May 2014, the FASB issued ASU 2014-09, "Revenue from contracts with Customers (Topic 606)". Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company elected to adopt the new standard effective May 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the full retrospective method to restate prior reporting period presented. The Company has identified its revenue streams and assessed each for the impacts. The Company expects the adoption of Topic 606 will not have a material impact in the timing or amount of revenue recognized, including the presentation of revenues in the Company's consolidated statements of income and comprehensive loss.

In January 2016, the FASB issued ASU No. 2016 01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new guidance on its financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the standard effective May 1, 2018 and anticipates this standard will not have a material impact on the Company's consolidated statements of cash flows.

On May 1, 2017, the Company adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 changes the inventory measurement principle for entities using the FIFO or average cost methods. For entities utilizing one of these methods, the inventory measurement principle changed from the lower of cost or market to the lower of cost and net realizable value. The Company follows the FIFO and average cost methods, and the adoption of this ASU did not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on May 1, 2018 and the adoption will not have a material impact on the Company's financial statements.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of the adoption of ASU No. 2018-02 on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The amendments in this ASU add SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

The FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory" which removes the prohibition in Accounting Standards Codification ("ASC") 740 against the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendments in this ASU are effective for the Company on May 1, 2018. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  The ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the ASU on May 1, 2018. There was no impact to the Company's consolidated financial statements and related disclosures upon adoption.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2018 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2018, the Company has incurred a net loss of approximately $4.7 million. The Company also has an accumulated deficit of $33.8 million and its cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company's ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 2 - INVENTORIES

As of April 30, 2018 and 2017, inventories consisted of the following:

	April 30, 2018	April 30, 2017

Raw materials	$8,803,685	$4,087,036
Work in process	1,357,484	1,802,782
Finished goods	2,403,402	3,089,703
	12,564,571	8,979,521
Less: reserve for obsolete inventory	-	(163,048)
	$12,564,571	$8,816,473

NOTE 3 - PROPERTY AND EQUIPMENT

As of April 30, 2018 and 2017, property and equipment consisted of the following:

		April 30, 2018	April 30, 2017
Estimated Life
Office equipment	3-10 Years	$75,821	$67,091
Auto and trucks	2-10 Years	660,926	446,968
Manufacturing equipment	2-20 Years	5,638,206	5,109,816
Buildings	5-20 Years	9,224,911	8,136,080
Construction in process		661,111	815,471
		16,260,975	14,575,426
Less: accumulated depreciation		(7,208,089)	(6,334,229)
		$9,052,886	$8,241,197

For the fiscal years ended April 30, 2018 and 2017, depreciation expense totaled $1,400,718 and $1,349,590, of which $1,137,724 and $1,061,747 were included in cost of revenues, respectively, and of which $262,994 and $287,843 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category. For the fiscal years ended April 30, 2018 and 2017, the Company received the proceeds from disposal of equipment of $1,519 and $295,792, respectively, and the Company also recognized loss on disposition of property and equipment of $303,377 and $122,285, respectively.

NOTE 4 - INTANGIBLE ASSETS

On August 8, 2012 the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541.  In connection with the Exchange Agreement, WILD Flavor granted, transferred and assigned to Sunwin USA all of its rights, title and interest, and the trade name OnlySweet, including any trademarks, trademark registrations and applications, service marks, service mark registrations and applications, copyrights, copyright registrations and applications, trade dress, trade names (whether or not registered or by whatever name or designation), owned, applied for, or registered in the name of, the WILD Flavor (the "OnlySweet Name Rights"). Additionally, we entered into a new Distributorship Agreement with WILD Procurement which is an affiliate of WILD Flavors, as discussed in Note 1. The transaction closed on August 20, 2012.  The intangible assets of Sunwin USA were reduced from $1,825,804 to $1,625,874 as a result of the application of U.S. GAAP which requires elimination of the difference between the purchase price of the 45% membership interest in Sunwin USA and cost basis of the intangible assets recorded by Sunwin USA. Intangible assets have a useful life of five years and consist of the cost of OnlySweet Name Rights and related technologies as well as the fair value of the Wild Flavors distribution Agreement. For the fiscal years ended April 30, 2018 and 2017, amortization expense amounted to $108,390 and $325,175, respectively.

As of April 30, 2018 and 2017, intangible assets consisted of the following:

		April 30, 2018	April 30, 2017
Estimated Life
OnlySweet name rights and related technologies	5 Years	$587,183	$587,183
Distribution agreement and related distribution channels	5 Years	1,038,691	1,038,691
		1,625,874	1,625,874
Less: accumulated amortization		(1,625,874)	(1,517,484)
Intangible assets, net		$-	$108,390

NOTE 5 - LAND USE RIGHT

As of April 30, 2018 and 2017, land use right consisted of the following:

		April 30, 2018	April 30, 2017
	Estimated Life
Land use right	45 Years	$2,507,726	$2,303,168
Less: accumulated amortization		(543,120)	(448,113)
		$1,964,606	$1,855,055

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the fiscal years ended April 30, 2018 and 2017, amortization expense related to land use rights amounted to $53,656 and $52,227, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

For the fiscal years ended April 30, 2018 and 2017, we recorded revenue from related party of $4,043,074 and $5,855,594, respectively, related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. As of April 30, 2018 and 2017, related party accounts receivable totaled $2,576,944 and $339,270, respectively, were due from Qufu Shengwang Import and Export Corporation.

Due to (from) related parties

From time to time, we received advances from related parties and advance funds to related parties for working capital purposes. During the fiscal years ended April 30, 2018 and 2017, we received advances from related parties for working capital totaled $6,076,535 and $2,613,077 respectively, and we repaid to related parties a total of $3,708,072 and $3,848,626, respectively. In the fiscal years ended April 30, 2018 and 2017, interest expense related to due to related parties amounted to $104,437 and $138,092, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $743,196 (RMB5,000,000) and $1,189,114 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 6.3% per annum. The other advances bear no interest and are payable on demand. On April 30, 2018, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., and Mr. Weidong Chai amounted $2,280,266, $103,169 and $175,781, respectively. On April 30, 2017, the balance we owed to Qufu Shengwang Import and Export and Mr. Weidong Chai totaled $21,878 and $134,002, respectively, the balance due from Pharmaceutical Corporation was $30,568, which was repaid on July 28, 2017.

For the fiscal years ended April 30, 2018 and 2017, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Mr. Laiwang Zhang	Mr. Weidong Chai	Total
Balance due to related parties, April 30, 2016	$910,373	$366,875	$-	$129,778	$1,407,026
Working capital advances from related parties	2,293,631	307,023	-	12,423	2,613,077
Repayments	(3,241,576)	(607,050)	-	-	(3,848,626)
Effect of foreign currency exchange	7,004	(44,970)	-	(8,199)	(46,165)
Balance due to related parties, April 30, 2017	$(30,568)	$21,878	$-	$134,002	$125,312
Working capital advances from related parties	5,293,804	359,451	394,359	28,921	6,076,535
Repayments	(3,011,352)	(302,361)	(394,359)	-	(3,708,072)
Effect of foreign currency exchange	28,382	24,201	-	12,858	65,441
Balance due (from) to related parties, April 30, 2018	$2,280,266	$103,169	$-	$175,781	$2,559,216

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of April 30, 2018 and 2017 totaled $2,284,379 and $4,729,865, respectively. As of April 30, 2018, prepaid expenses and other current assets includes $1,366,280 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $715,553 prepayment for employees' stock-based compensation and $202,546 for business related employees' advances. As of April 30, 2017, prepaid expenses and other current assets includes $3,286,808 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,226,668 prepayment for employees' stock-based compensation for shares issued, and $216,389 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $1,226,668 and $1,226,669 as stock-based compensation expenses during the fiscal years ended April 30, 2018 and 2017, respectively. We also have recorded the remaining balance of the stock-based compensation of $715,553 as prepaid compensation as of April 30, 2018.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $618,758 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we do not know when we can receive the remaining refund. We received a total refund of $465,038 as of April 30, 2018 and the remaining balances of $142,325 and $154,956 have been classified to other long-term asset as of April 30, 2017 and 2018, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of April 30, 2018 and 2017:

Account	April 30, 2018	April 30, 2017

Accounts payable	$9,169,871	$5,096,599
Advanced from customers	44,488	40,900
Accrued salary payable	169,321	160,244
Tax payable	199,644	121,127
Deferred revenue	39,994	82,581
Other payable*	2,036,686	1,535,020
Total accounts payable and accrued expenses	$11,660,004	$7,036,471

* As of April 30, 2018, other payables consists of general liability, worker's compensation, and medical insurance payable of $558,789, consulting fee payable of $312,782, union and education fees payable of $304,930, interest payables for short-term loans of $384,356, advanced from the employees of $210,115 and other miscellaneous payables of $265,714. As of April 30, 2017, other payables consists of commission payable of $133,712, general liability, worker's compensation, and medical insurance payable of $465,505, consulting fee payable of $266,852, union and education fees payable of $280,404, interest payables for short-term loans of $213,153, advanced from the employees of $172,435 and other miscellaneous payables of $2,959.

NOTE 9 - LOAN PAYABLE

Short-term loan payable

Short-term loans are loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of April 30, 2018 and 2017, short-term loans consisted of the following:

	April 30, 2018	April 30, 2017

Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2017, with an annual interest rate of 10% at October 6, 2016. Renewed on October 6, 2017 and accrued interest of RMB20,000 ($3,155) added to the original principal amount of RMB200,000 ($31,549), terms were not changed, with new due date on October 5, 2018.	$34,704	$29,005
Loans from Jianjun Yan, non-related individual, due on October 6, 2017, with an annual interest rate of 10% at October 7, 2016. Renewed on October 7, 2017 and accrued interest of RMB800,800 ($127,336) added to the original principal amount of RMB8,008,000 ($1,273,375), terms were not changed, with new due date on October 6, 2018.	1,389,531	1,161,354
Loans from Jianjun Yan, non-related individual, due on March 30, 2018, with annual interest rate of 4% at March 31, 2017. Repaid partial principal amount of $375,077 on August 23, 2017 and borrowed additional amount of $51,660 on April 1, 2018.	1,236,710	1,450,242
Loans from Jianjun Yan, non-related individual, due on demand, with free interest at January 27, 2018.	457,457	-
Loan from Junzhen Zhang, non-related individual, due on October 5, 2017, with an annual interest rate of 10% at October 6, 2016. Renewed on October 6, 2017 and accrued interest ofRMB10,000 ($1,577) added to the original principal amount of RMB150,000 ($23,662), terms were not changed, with new due date on October 5, 2018.	25,239	21,754
Loan from Jian Chen, non-related individual, due on January 26, 2018 and April 10, 2018, bearing an annual interest rate of 10%, with the principle amount of RMB700,000 ($110,421) and RMB300,000 ($47,323) at January 27, 2017 and April 11, 2017, respectively. Renewed these loans on January 27, 2018 and April 11, 2018, and accrued interest of RMB70,000 ($11,042) and RMB30,000 ($4,732) added to the original principal amount, terms were not changed, with new due date on January 27, 2019 and April 11, 2019, respectively.	173,518	145,024
Loan from Qing Kong, non-related individual, due on March 6, 2017, with an annual interest rate of 10% at March 7, 2016, which renewed on March 7, 2017 and 2018, accrued interest of RMB44,000 ($6,941) added to the original principal amount of RMB440,000 ($69,407), terms were not changed, with new due date on March 6, 2019.	76,348	63,811
Loan from Qing Kong, non-related individual, due on January 8, 2019, with an annual interest rate of 10% at January 9,2018.	31,549	-
Loan from Guihai Chen, non-related individual, due on March 10, 2017, with an annual interest rate of 10% at March 11, 2016, which renewed on March 11, 2017 and 2018, totally accrued interest of RMB10,000 ($1,577) added to the original principal of RMB110,000 ($17,352), terms were not changed, with new due date on March 10, 2019.	18,929	15,953
Loan from Guihai Chen, non-related individual, due on September 20, 2018, with an annual interest rate of 10% at September 21, 2017.	31,549	-
Loan from Weifeng Kong, non-related individual, due on November 28, 2017, with an annual interest rate of 10% at November 29, 2016, extended another one year at on November 29, 2017.	31,549	29,004
Loan from Shidong Wang, non-related individual, due on March 7, 2018, with an annual interest rate of 4% at March 8, 2017.	1,640,534	1,450,242
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017. *	1,577,436	-
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017. *	1,577,436	-
Total	$8,302,489	$4,366,389

* The Company recorded these loans as long-term loans as of April 30, 2017.

Long-term loan payable

Long-term loans payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of April 30, 2018 and 2017, long-term loans consisted of the following:

	April 30, 2018	April 30, 2017

Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017. *	$-	$1,450,242
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017. *	-	1,450,242
Loan from Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017.	1,687,857	-
Total:	$1,687,857	$2,900,484

* The Company recorded these loans as short-term loans as of April 30, 2018.

For the fiscal years ended April 30, 2018 and 2017, interest expense related to short-term loans and long-term loans amounted to $438,615 and $257,562, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 10 - INCOME TAXES

We account for income taxes under ASC 740, "Accounting For Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA's potential ramifications.

Our subsidiaries in the PRC are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, our PRC subsidiaries are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2018	2017
U.S. Operations	$(1,445,170)	$(1,826,809)
Chinese Operations	(3,269,625)	(2,071,215)
Total	$(4,714,795)	$(3,898,024)

The Effective Tax Rate reconciliation is a follows:

	April 30, 2018	April 30, 2017
U.S. Federal and state tax rate	38.0%	38.0%
Stock- based compensation	(9.9)%	(13.5)%
Difference in US / China statutory rate	(3.7)%	(6.9)%
Valuation allowance	(24.4)%	(17.6)%
Total provision for income taxes	0.0%	0.0%

    The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2018	2017
Income tax benefit at federal statutory rate	$(1,151,707)	$(1,211,991)
State income taxes, net of federal benefit	(173,781)	(269,258)
Valuation allowances	1,325,488	1,481,249
Tax provision	$-	$-

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $10, 968,616 as of April 30, 2018 expiring through the tax year 2037, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a PRC NOL for our Chinese operations as of April 30, 2018 of approximately $25,054,198, that expires in 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2018 and 2017 are as follows:

	Fiscal Years Ended April 30,
	2018	2017
Deferred tax assets from NOL carry forwards	$8,896,017	$9,508,000
Total deferred tax asset	8,896,017	9,508,000
Valuation allowance	(8,896,017)	(9,508,000)
Deferred tax asset, net of allowance	$-	$-

    The decrease in total deferred tax asset is attributable to the U.S. TCJA Federal tax rate reduction from 35% to a flat rate of 21%.

NOTE 11 - STOCKHOLDERS' EQUITY

As of April 30, 2018 and 2017, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 shares issued and outstanding as of April 30, 2018 and 2017.

On December 1, 2015, we entered into three years employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $1,226,668 and $1,226,669 as stock-based compensation expenses during fiscal years ended April 30, 2018 and 2017, respectively. We also have recoded the remaining balance of the stock-based compensation of $715,553 as prepaid compensation included in prepaid expenses and other current assets of the accompanying consolidated balance sheet as of April 30, 2018.

On April 25, 2016, we entered into a one year consulting service agreement with Dr. Yuejian (James) Wang. Pursuant to the terms of the consulting service agreement for fiscal year ended April 30, 2017, we issued a total of 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as compensation for the services to be provided from May 1, 2016 through April 30, 2017. On April 27, 2016, we issued 1,000,000 shares of the Company's common stock to Dr. Yuejian (James) Wang as prepaid payment of the consulting service fee, valued at $145,000. We amortized this consulting service fee through fiscal year ended April 30, 2017 over twelve months and recorded $145,000 as stock-based compensation expense during fiscal year ended April 30, 2017.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for fiscal years ended April 30, 2018 and 2017; we operated in three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Financial information with respect to these reportable business segments for the fiscal years ended April 30, 2018 and 2017 is as follows:

	Fiscal Years Ended April 30,
	2018	2017
Revenues:
Chinese medicine - third party	$2,897,497	$2,879,795
Chinese medicine - related party	-	-
Total Chinese medicine	2,897,497	2,879,795

Stevioside - third party	15,099,238	10,619,522
Stevioside - related party	4,043,074	5,855,594
Total Stevioside	19,142,312	16,475,116
Total segment and consolidated revenues	$22,039,809	$19,354,911

Interest expense:
Chinese medicine	$-	$-
Stevioside	(543,052)	(395,654)
Corporate and other	-	-
Total segment and consolidated interest expense	$(543,052)	$(395,654)

Depreciation and amortization:
Chinese medicine	$214,934	$288,868
Stevioside	1,347,830	1,438,124
Total segment and consolidated depreciation and amortization	$1,562,764	$1,726,992

Loss before income taxes:
Chinese medicine	$549,255	$759,574
Stevioside	2,828,760	1,636,816
Corporate and other	1,336,780	1,501,634
Total consolidated loss before income taxes	$4,714,795	$3,898,024

	April 30, 2018	April 30, 2017
Segment property and equipment:
Chinese medicine	$1,129,884	$1,319,227
Stevioside	7,923,002	6,921,970
Corporate and other	-	-
Total propterty and equipment	$9,052,886	$8,241,197

NOTE 13 – DISCONTINUED OPERATIONS

On April 30, 2018, the Company decided to close the Company's wholly owned subsidiary, Sunwin Tech Group, Inc. ("Sunwin Tech"), a Florida corporation, due to no operation activities in the past several years. The Board of Directors discussed with the management and determined that it is more efficient and cost beneficial to transfer all liability of Suwnin Tech for direct management by the Parent. All assets and liabilities owned by Sunwin Tech, including the equity ownership of Qufu Natural Green transferred to and is assumed by Sunwin Stevia International, Inc on Apr 30, 2018. The carrying amounts of the major classes of assets and liabilities of discontinued operations as of April 30, 2018 and 2017 were as follows:

	April 30,	April 30,
	2018	2017

Assets of discontinued operations:
Cash and cash equivalents	$-	$-
Prepaid expenses and other current assets, net	-	-
Total assets of discontinued operations	$-	$-

Liabilities of discontinued operations:
Accounts payable and accrued expenses	-	8,570
Due to related parties	221,188	212,618
Total liabilities of discontinued operations	$221,188	$221,188

The following table presents the results of discontinued operations in the fiscal years ended April 30, 2018 and 2017:

For the Twelve Months ended April 30,
	2018	2017

Revenues	$-	$-
Cost of revenues	-	-
Loss before income taxes	-	-
Income tax expense	-	-

Loss from discontinuing operations	-	-
Gain from disposal, net of taxes	-	-
Total Gain from discontinued operations	$-	$-

NOTE 14 – CONCENTRATIONS AND CREDIT RISK

(i)   Customer Concentrations

For fiscal years ended April 30, 2018 and 2017, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales For Fiscal Years Ended April 30,
	2018		2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A(1)	-	18.3%	-	30.3%
B	-	*	-	14.4%
Total	-	18.3%	-	44.7%

(1)  Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.
 *   This represents less than 10% of the Company's revenue for the fiscal year ended April 30, 2018.

 (ii)    Vendor Concentrations

For fiscal years ended April 30, 2018 and 2017, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases For Fiscal Years Ended April 30,
	2018		2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
A	-	14.7%	-	13.7%
B	-	10.6%	-	17.1%
C	-	*	-	10.4%
D	-	*	-	21.2%
Total	-	25.3%	-	62.4%

*  This represents less than 10% of the Company's purchase for the fiscal year ended April 30, 2018.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in the United States and the PRC. As of April 30, 2018, we had $1,100,052 of cash held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2018. Our cash position by geographic area was as follows:

	April 30, 2018	April 30, 2017
China	$1,100,052	$30,781
United States	696	20,335
Total	$1,100,748	$51,116

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

NOTE 15 - SUBSEQUENT EVENTS

Our management has evaluated all activities subsequent to our balance sheet date through the issuance date of this report and concluded that no subsequent events have occurred that would require adjustments or disclosure to the accompanying consolidated financial statements.