Form 10-Q
period 2018-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2018-09-14
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 13, 2018, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JULY 31, 2018

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

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2019 is referred to as "fiscal 2019" and the year ended April 30, 2018 is referred to as "fiscal 2018".  Also, the three month period ended July 31, 2018 is our first quarter and is referred to as the "first quarter of fiscal 2019". Likewise, the three month period ended July 31, 2017 is referred to as the "first quarter of fiscal 2018".

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
-
"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company, a 100% owned subsidiary of Sunwin. Sunwin USA was previously Sunwin Stevia International Corp., a  Florida corporation, it was converted to Sunwin USA in May 2009;

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
iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	July 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,581	$1,100,748
Accounts receivable, net of allowance for doubtful accounts of $178,037 and $191,865, respectively	2,803,085	3,513,530
Accounts receivable - related party	2,586,722	2,576,944
Inventories, net	12,345,568	12,564,571
Prepaid expenses and other current assets	3,980,889	2,284,379

Total Current Assets	21,973,845	22,040,172

Property and equipment, net	8,998,453	9,052,886
Land use rights, net	1,807,984	1,964,606
Other long-term asset	142,640	153,720

Total Assets	$32,922,922	$33,211,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,317,314	$11,660,004
Short-term loans	7,469,891	8,302,489
Due to related parties	2,579,532	2,559,216

Total Current Liabilities	19,366,737	22,521,709

Long-term loans	6,381,920	1,687,857

Total Liabilities	25,748,657	24,209,566

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of July 31, 2018 and April 30, 2018, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(35,017,688)	(33,827,351)
Accumulated other comprehensive income	4,311,041	4,948,257
Total Stockholders' Equity	7,174,265	9,001,818
Total Liabilities and Stockholders' Equity	$32,922,922	$33,211,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended July 31,
	2018	2017
Revenues	$4,430,379	$3,675,766
Revenues - related party	1,402,947	121,556
Total revenues	5,833,326	3,797,322

Cost of revenues	3,948,161	3,260,242
Cost of revenues – related party	1,216,544	103,362
Total cost of revenues	5,164,705	3,363,604
Gross profit	668,621	433,718

Operating expenses:
Selling expenses	611,408	363,716
General and administrative expenses	829,384	970,905
Research and development expenses	232,946	186,326

Total operating expenses, net	1,673,738	1,520,947

Loss from operations	(1,005,117)	(1,087,229)

Other income (expenses):
Other (expenses) income	(606)	97,100
Interest income	455	168
Interest expense - related party	(35,718)	(22,070)
Interest expense	(149,351)	(95,397)

Total other expenses	(185,220)	(20,199)

Loss before income taxes	(1,190,337)	(1,107,428)

Provision for income taxes	-	-

Net loss	$(1,190,337)	$(1, 107,428)

Comprehensive loss:
Net loss	$(1,190,337)	$(1, 107,428)
Foreign currency translation adjustment	(637,216)	282,972)
Total comprehensive loss	$(1,827,553)	$(824,456)

Net loss per common share:
Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,337)	$(1, 107,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	297,837	356,155
Amortization of intangible assets	-	81,294
Amortization of land use right	13,540	12,939
Stock issued for employees' compensation	306,667	306,668
Allowance for doubtful accounts	-	41,004
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	506,746	(438,545)
Accounts receivable - related party	(204,851)	(218,655)
Inventories	(719,386)	(923,256)
Prepaid expenses and other current assets	(2,245,048)	2,464,101
Accounts payable and accrued expenses	(1,814,259)	442,856
Taxes payable	(98,214)	(17,132)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,147,305)	1,000,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(634,759)	(65,586)
NET CASH USED IN INVESTING ACTIVITIES	(634,759)	(65,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	5,045,780	-
Repayment of short term loans	(245,387)	-
Advance due from related parties	1,320,584	2,420,352
Repayment of related party advances	(1,144,025)	(2,738,473)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,976,952	(318,121)

EFFECT OF EXCHANGE RATE ON CASH	(38,055)	9,517
NET (DECREASE) INCREASE IN CASH	(843,167)	625,811

Cash at the beginning of period	1,100,748	51,116
Cash at the end of period	$257,581	$676,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$31,789	$18,694

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$333,596	$22,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2018

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

Our operations are organized into two product segments, our Stevioside and Chinese Medicine product lines, and subsidiaries included in continuing operations consisted of the following:

-    Sunwin Stevia International;
-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), wholly owned by Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), wholly owned by Qufu Natural Green;
-   Qufu Shengwang Stevia Biology and Science Co., Ltd. ("Qufu Shengwang"), wholly owned by Qufu Natural Green; and
-   Sunwin USA, LLC ("Sunwin USA"), wholly owned by Sunwin Stevia International.

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

The agreement is for an initial term of 12 months and will automatically renew for successive 12 month terms unless the agreement has been terminated by either party upon 45 days prior written notice. There are no assurances any purchase orders will be placed under the terms of the Distribution Agreement. The agreement may also be terminated by either party upon a material breach by the other party, or upon the filing of a bankruptcy petition, both subject to certain cure periods. In the event the agreement is terminated, WILD Procurement has the right to continue to distribute our products on a non-exclusive basis for 24 months upon terms and conditions to be negotiated by the parties. Currently, WILD still is one of our customers continuing to purchase enzyme treated products from us.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2018 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2018 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2018 contained herein has been derived from the audited consolidated financial statements as of April 30, 2018, but do not include all disclosures required by the U.S. GAAP.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2018, we held $157,696 of our cash and cash equivalents with commercial banking institutions in the PRC, and $99,885 with banks in the United States. As of April 30, 2018, we held $1,100,052 of our cash and cash equivalents with commercial banking institution in PRC, and $696 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through July 31, 2018.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of July 31, 2018 and April 30, 2018, the allowance for doubtful accounts was $178,037 and $191,865, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost and net realizable value that can be estimated utilizing the weighted average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value.  These reserves are recorded based on estimates. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost or estimated net realizable value. As of July 31, 2018 and April 30, 2018, the Company recorded a reserve for obsolete or slow-moving inventories of $0 and $235,258, respectively.  As of July 31, 2018 and April 30, 2018, the Company wrote down inventories of $0 and $235,258, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $0 and $303,377 at July 31, 2018 and April 30, 2018, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of July 31, 2018 and April 30, 2018 amounted to $91,519 and $199,644, respectively, consisted primarily of VAT taxes.

REVENUE RECOGNITION

Pursuant to the guidance of ASC Topic 606, we record revenue when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

GRANT INCOME

Grants received from PRC government agencies are recognized as deferred grant income and recognized in the consolidated statements of operations and comprehensive loss as and when they are earned for the specific research and development projects for which these grants are designated for.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Three Months Ended July 31,
	2018	2017
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(1,190,337)	$(1, 107,428)
Numerator for basic EPS, loss applicable to common stock holders	$(1,190,337)	$(1, 107,428)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average outstanding average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.01)	$(0.01)

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

As of July 31, 2018	RMB 6.83 to $1.00
As of April 30, 2018	RMB 6.33 to $1.00

Three months ended July 31, 2018	RMB 6.52 to $1.00
Three months ended July 31, 2017	RMB 6.82 to $1.00

COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2018 and 2017 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of July 31, 2018, we had $157,696 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through July 31, 2018.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $232,946 and $186,326 for the three months ended July 31, 2018 and 2017, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $74,734 and $68,559 for the three months ended July 31, 2018 and 2017, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, "Revenue from contracts with Customers (Topic 606)". Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted this standard effective May 1, 2018 by using the full retrospective method to restate prior reporting period presented. The Company has identified its revenue streams and assessed each for the impacts. The Company completed its analysis and concluded that the adoption of Topic 606 did not have a material impact in the timing or amount of revenue recognized, including the presentation of revenues in the Company's consolidated statements of income and comprehensive loss.

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

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The amendments in this ASU add SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring loss with a net loss of approximately $1,190,000 for the three months ended July 31, 2018 and has a significant accumulated deficit of $35.0 million as of July 31, 2018. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

NOTE 3 - INVENTORIES

As of July 31, 2018 and April 30, 2018, inventories consisted of the following:

	July 31, 2018	April 30, 2018
	(unaudited)
Raw materials	$8,525,977	$8,803,685
Work in process	2,127,430	1,357,484
Finished goods	1,692,161	2,403,402
	12,345,568	12,564,571
Less: reserve for obsolete inventory	-	-
	$12,345,568	$12,564,571

NOTE 4 - PROPERTY AND EQUIPMENT

As of July 31, 2018 and April 30, 2018, property and equipment consisted of the following:

		July 31, 2018	April 30, 2018
	Estimated Life	(unaudited)
Office equipment	3-10 Years	$97,617	$75,821
Auto and trucks	2-10 Years	617,426	660,926
Manufacturing equipment	2-20 Years	5,281,058	5,638,206
Buildings	5-20 Years	8,532,256	9,224,911
Construction in process		1,442,921	661,111
		15,971,278	16,260,975
Less: accumulated depreciation		(6,972,825)	(7,208,089)
		$8,998,453	$9,052,886

For the three months ended July 31, 2018 and 2017, depreciation expense totaled $297,837 and $356,155, of which $247,157 and $283,105 were included in cost of revenues, respectively, and of which $50,680 and $73,050 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 - LAND USE RIGHTS

As of July 31, 2018 and April 30, 2018, land use rights consisted of the following:

		July 31, 2018	April 30, 2018
	Estimated Life	(unaudited)
Land use right	45 Years	$2,324,881	$2,507,726
Less: accumulated amortization		(516,897)	(543,120)
		$1,807,984	$1,964,606

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended July 31, 2018 and 2017, amortization expense related to land use rights amounted to $13,540 and $12,939, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

As of July 31, 2018 and April 30, 2018, $2,586,722 and $2,576,944 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang and Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended July 31, 2018 and 2017, we recorded revenue - related party and cost of revenue – related party of $1,402,947 and $121,556, $1,216,544 and $103,362, respectively, from Qufu Shengwang Import and Export and Pharmaceutical Corporation.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the three months ended July 31, 2018 and 2017, we received advances from related parties for working capital totaled $1,320,584 and $2,420,352, respectively, and we repaid to related parties a total of $1,144,025 and $2,738,473, respectively. In the three months ended July 31, 2018 and 2017, interest expense related to due to related parties amounted to $35,718 and $22,070, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $743,196 (RMB5,000,000) and $1,189,114 (RMB8,000,000) from Pharmaceutical Corporation. These advances bear interest at the rate of 6.3% per annum. As of July 31, 2018, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $2,094,173, $318,498 and $166,861, respectively. As of April 30, 2018, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $2,280,266, $103,169 and $175,781, respectively.

As of July 31, 2018 and April 30, 2018, due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2018	$2,280,266	$103,169	$175,781	$2,559,216
Working capital advances from related parties	1,086,604	230,051	3,929	1,320,584
Repayments	(1,136,356)	(7,668)	-	(1,144,025)
Effect of foreign currency exchange	(136,341)	(7,053)	(12,849)	(156,243)
Balance due to related parties, July 31, 2018	$2,094,173	$318,498	$166,861	$2,579,532

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of July 31, 2018 and April 30, 2018 totaled $3,980,889 and $2,284,379, respectively. As of July 31, 2018, prepaid expenses and other current assets includes $3,376,263 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $408,886 prepayment for employees' stock-based compensation and $195,740 for business related employees' advances. As of April 30, 2018, prepaid expenses and other current assets includes $1,366,280 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $715,553 prepayment for employees' stock-based compensation and $202,546 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $306,667, $1,226,668 and $1,226,669 as stock-based compensation expenses during the first quarter of fiscal year 2019, fiscal year 2018 and fiscal year 2017, respectively. We also have recorded the remaining balance of the stock-based compensation of $408,886 as prepaid compensation as of July 31, 2018.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we do not know when we can receive the remaining refund. We received a total refund of $465,904 as of July 31, 2018 and the remaining balance of $142,640 and $153,720 has been classified to other long-term asset as of July 31, 2018 and April 30, 2018, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of July 31, 2018 and April 30, 2018:

Account	July 31, 2018	April 30, 2018
	(unaudited)
Accounts payable	$6,427,065	$9,169,871
Advanced from customers	405,598	44,488
Accrued salary payable	302,609	169,321
Tax payable	91,519	199,644
Deferred revenue	37,111	39,994
Other payable*	2,053,412	2,036,686
Total accounts payable and accrued expenses	$9,317,314	$11,660,004

* As of on July 31, 2018, other payables consists of general liability, worker's compensation, and medical insurance payable of $518,515, consulting fee payable of $290,239, union and education fees payable of $282,953, interest payables for short-term loans of $502,417, advances from the employees of $198,229 and other miscellaneous payables of $261,059. As of April 30, 2018, other payables consists of general liability, worker's compensation, and medical insurance payable of $558,789, consulting fee payable of $312,782, union and education fees payable of $304,930, interest payables for short-term loans of $384,356, advances from the employees of $210,115 and other miscellaneous payables of $265,714.

NOTE 9 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of July 31, 2018 and April 30, 2018, short-term loans consisted of the following:

	July 31, 2018	April 30, 2018
	(Unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2018, with an annual interest rate of 10% at October 6, 2017.	$32,202	$34,704
Loan from Jianjun Yan, non-related individual, due on October 6, 2018, with an annual interest rate of 10% at October 7, 2017.	1,289,382	1,389,531
Loan from Jianjun Yan, non-related individual, due on March 31, 2019, with annual interest rate of 4%, renewed at April 1, 2018.	1,147,575	1,236,710
Loans from Jianjun Yan, non-related individual, due on demand, with free interest at January 27, 2018.	190,287	457,457
Loan from Junzhen Zhang, non-related individual, due on October 5, 2018, with an annual interest rate of 10% at October 6, 2017.	23,420	25,239
Loan from Jian Chen, non-related individual, due on January 26, 2019 and April 10, 2019, bearing an annual interest rate of 10%, with the principle amount of RMB770,000 ($112,708) and RMB330,000 ($48,304) at January 27, 2018 and April 11, 2018, respectively.	161,012	173,518
Loan from Qing Kong, non-related individual, due on March 6, 2019, with an annual interest rate of 10% at March 7, 2018.	70,845	76,348
Loan from Qing Kong, non-related individual, due on January 8, 2019, with an annual interest rate of 10% at January 9, 2018.	29,275	31,549
Loan from Guihai Chen, non-related individual, due on March 10, 2019, with an annual interest rate of 10% at March 11, 2018.	17,565	18,929
Loan from Guihai Chen, non-related individual, due on September 20, 2018, with an annual interest rate of 10% at September 21, 2017.	29,275	31,549
Loan Weifeng Kong, non-related individual, due on November 28, 2018, with an annual interest rate of 10% at November 29, 2017.	29,275	31,549
Loan Shidong Wang, non-related individual, due on March 7, 2019, with an annual interest rate of 4% at March 8, 2018.	1,522,292	1,640,534
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017.	1,463,743	1,577,436
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017.	1,463,743	1,577,436
Total	$7,469,891	$8,302,489

 Long-term loan payable

Long-term loans are payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of July 31, 2018 and April 30, 2018, long-term loans consisted of the following:

	July 31, 2018	April 30, 2018
	(Unaudited)
Loan Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017.	$1,566,205	$1,687,857
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018.	424,485	-
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018.	292,749	-
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018.	1,463,743	-
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018.	1,317,369	-
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018.	1,317,369	-
Total:	$6,381,920	$1,687,857

For the three months ended July 31, 2018 and 2017, interest expense related to short-term loans and long-term loans amounted to $149,351 and $95,397, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended July 31, 2018 and 2017; we accounted for three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2018 and 2017 is as follows:

	Three Months Ended July 31,
	2018	2017
Revenues:
Chinese medicine - third party	$832,799	$681,266
Chinese medicine - related party	3,367	-
Total Chinese medicine	$836,166	$681,266

Stevioside - third party	3,597,580	2,994,500
Stevioside - related party	1,399,580	121,556
Total Stevioside	4,997,160	3,116,056
Total segment and consolidated revenues	$5,833,326	$3,797,322

Interest income (expense):
Chinese medicine	$380	$163
Stevioside	(184,994)	(117,462)
Corporate and other	-	-
Total segment and consolidated interest expense	$(184,614)	$(117,299)

Depreciation and amortization:
Chinese medicine	$41,381	$67,782
Stevioside	269,996	382,606
Total segment and consolidated depreciation and amortization	$311,377	$450,388

Income (loss) before income taxes:
Chinese medicine	$(87,795)	$(75,716)
Stevioside	(729,332)	(658,875)
Corporate and other	(373,210)	(372,837)
Total consolidated loss before income taxes	$(1,190,337)	$(1,107,428)

	July 31, 2018	April 30, 2018
Segment property and equipment:
Chinese medicine	$1,022,608	$1,129,884
Stevioside	7,975,845	7,923,002
Corporate and other	-	-
Total consolidated assets	$8,998,453	$9,052,886

NOTE 11 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended July 31, 2018 and 2017, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended July 31, 2018		For the three months ended July 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	24.0%	-	*
Shandong Yidatong Enterprises Co., Ltd	-	-	-	11.3%
Total	-	24.0%	-	11.3%

(1)  Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.
 *   This represents less than 10% of the Company's revenue for the three months ended July 31, 2017.

(ii)    Vendor Concentrations

For the three months ended July 31, 2018 and 2017, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended July 31, 2018		For the three months ended July 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Jintudi Stevia Co., Ltd	-	*	-	15.2%
Dongtai Yandun Stevia Corp.	-	16.6%	-	32.5%
Dongtai Zhongxin Stevia Corp.	-	40.2%	-	-
Total	-	56.8%	-	47.7%

*  This represents less than 10% of the Company's purchase for the three months ended July 31, 2018.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of July 31, 2018, we had $157,696 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through July 31, 2018.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2018 Annual Report on Form 10-K for fiscal year ended April 30, 2018.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a significant accumulated deficit and incurred recurring losses. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales forecast to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capitals needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

Recent Developments

Sunwin Stevia has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet. We are planning to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2018 and the first quarter of fiscal 2019, we have invested approximately $1,019,000 and $635,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first being used for stevia production in the industry, such as the scraper with centrifuge and fluidized drying system.

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

Chinese Medicine Segment

In our Chinese medicine segment, we manufacture and sell approximately 190 different extracts, which can be divided into the following three general categories:

-	single traditional Chinese medicine extracts;
-	compound traditional Chinese medicine extracts; and
-	purified extracts, including active parts and monomer compounds such as soy isoflavone.

We have evaluated alternatives as to the potential disposition of the Chinese medicine segment to further streamline our product offering and focus our business on producing and selling high-quality stevia products. The exit strategy contemplated for the Chinese medicine segment has also been influenced by our concerns regarding the profitability of this segment in the near future. The competition in the Chinese medicine market has strengthened over the past few months. In addition, the Chinese government continues to issue more regulations covering the supply of Chinese herbal raw materials and has increased the regulatory manufacturing standards on this segment. These measures are expected to further increase our raw materials and production costs in the coming quarters and beyond. However, this segment is currently operating at full capacity and we do not expect significant growth potential from this segment in the near future.

OUR PERFORMANCE

 Our revenues totaled approximately $5,833,000 during the three months ended July 31, 2018, an increase of 53.6%, as compared with the same period in 2017, and our gross margin increased to 11.5% from 11.4%. Our total operating expenses in the three months ended July 31, 2018 increased by approximately $153,000, or 10.0% compared to the same period in 2017 primarily due to an increase of approximately $47,000, or 25.0% in research and development expenses and an increase of approximately $248,000, or 68.1% in selling expense, offset by a decrease of approximately $142,000, or 14.6% in general and administrative expense. Our net loss for the three months ended July 31, 2018 was approximately $1,190,000, compared to $1,107,000 in the same period in 2017.

Our operating performance for the three months ended July 31, 2018 was primarily driven by an increase of 22.7% in sales revenue from our Chinese medicine segment and an increase of 60.4% in sales revenue from our stevia products in our Stevioside segment, including an increase in sales to related parties of 1,054.2% for their international customers and an increase in sales to third parties of 20.5%.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and we hope that our sales volume in higher grade stevia products will increase in fiscal 2019 as the demands increase. Stevia has became more widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

The increase in revenues in our Chinese medicine was primarily due to the increase of both of our unit sales price and sales quantity as the average market prices and market demand increased in this segment and the result of restructuring our Chinese medicine segment.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2019 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Some of the recent favorable observations related to the stevia markets in fiscal 2019 include:

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2019. During fiscal 2018, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2019. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2019.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2018 and 2017. The percentages represent each line item as a percent of revenues:

For the Three Months ended July 31, 2018
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$836,166	100.0%	$4,997,160	100.0%	$-	$5,833,326	100.0%
Cost of revenues	731,997	87.5%	4,432,708	89.6%	-	5,164,705	88.5%
Gross profit	104,169	12.5%	564,452	10.4%	-	668,621	11.5%
Research and development expenses	1,181	0.1%	231,765	6.0%	-	232,946	4.0%
Other operating expenses	191,303	22.9%	876,279	25.0%	373,210	1,440,792	24.7%
Other income (expenses)	520	0.1%	(185,740)	(0.7)%	-	(185,220)	(3.2)%
Loss before income taxes	$(87,795)	(10.5)%	$(729,332)	(21.1)%	$(373,210)	$(1,190,337)	(20.4)%

For the Three Months ended July 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$681,266	100.0%	$3,116,056	100.0%	$-	$3,797,322	100.0%
Cost of revenues	571,967	84.0%	2,791,637	89.6%	-	3,363,604	88.6%
Gross profit	109,299	16.0%	324,419	10.4%	-	433,718	11.4%
Research and development expenses	884	0.1%	185,442	6.0%	-	186,326	4.9%
Other operating expenses	184,269	27.1%	777,515	25.0%	372,837	1,334,621	35.2%
Other income (expenses)	139	0.0%	(20,338)	(0.7)%	-	(20,199)	(0.5)%
Loss before income taxes	$(75,715)	(11.1)%	$(658,876)	(21.1)%	$(372,837)	$(1,107,428)	(29.2)%

Revenues

Total revenues in the three months ended July 31, 2018 increased by approximately 53.6%, as compared to the same period in 2017. Stevioside revenues, which accounts for 85.7% and 82.1% of our total revenues in the three months ended July 31, 2018 and 2017, respectively, increased by approximately 60.4%, while Chinese medicine revenues increased by approximately $155,000 or 22.7%.

Within our Stevioside segment, revenues from sales to third parties increased by 20.1% and sales to the related party increased by 1,051.4% in the three months ended July 31, 2018, as compared to the same period in 2017, primarily due to an increasing demand from the domestic market and the results of our effort to develop sales in the domestic market. We have been trying to develop our domestic and international market in the past fiscal year. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. We started to outsource our exporting business to Yi-Da Tong, which is a third party export agent since March 2016. Revenues from the sales in the international clients increased from 3.9% to 28.0% of our total revenue in the three months ended July 31, 2018, as compared to the same period in 2017. While the adoption rate for stevia in the food and beverage sector has been slower than expected, we sold 304 metric tons and 90 metric tons of stevioside for the three months ended July 31, 2018 and 2017, respectively. We generated approximately $544,000 and $551,000 in revenue from producing over 7.0 metric tons and 7.3 metric tons of A3-99 in the three months ended July 31, 2018 and 2017, respectively. We also generated approximately $526,000 and $125,000 in revenue from producing over 9.2 metric tons and 2.9 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products. A-99 and restructuring by enzyme based on our Stevioside products accounted for approximately 18.4% and 17.8% in the three months ended July 31, 2018 and 2017, respectively, of our total Stevioside segment revenues. Additionally, we also continue to generate revenue from the sale of our new products that were developed in the prior year.

Our unit sale price fluctuated from month to month in the three months ended July 31, 2018, which was mainly affected by the market environment; the average unit sale price increased by approximately 6.5% compared to the same period in 2017. Facing challenges due to competitive pricing and difficulties sourcing raw materials for in the three months ended July 31, 2018, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in the near future.

The increase of sales in Chinese Medicine segment is primarily due to the sales quantity of approximately 111.6 metric tons, which increased by 14.1% and sales amount increased by 22.7% in the three months ended July 31, 2018, as compared to the same period in 2017. We have more than 190 products in the Chinese Medicine segment, and their prices fluctuate depending on the market. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended July 31, 2018 increased by 17.4%, compared to the same period in 2017. Cost of revenues as a percentage of revenues slightly increased from 88.5% to 88.6% during the three months ended 2018 and 2017. Gross margin in Stevioside segment increased from 10.4% to 11.3% for the three months ended by July 31, 2018, comparing the same period in 2017, which was primarily due to the improvements in efficiency of our production line to offset the higher raw material costs. Gross margin in Chinese Medicine segment was 12.5% in the three months ended July 31, 2018, a decrease as compared to the gross margin of 16.0% in the same period in 2017. The lower gross margin for Chinese Medicines was primarily due to high market competition with lower per unit sales price and higher raw material costs for the low quality of raw materials received, causing an increase in purchase quantity in order to produce the same grade of products. We believe that the slower market for Chinese veterinary medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three months ended by July 31, 2018 was 11.5%, as compared to 11.4% in the same period in 2017.

Selling Expenses

For the three months ended July 31, 2018, we had an increase of approximately $248,000, or 68.1% in selling expenses, as compared to the same period in 2017. The increase was primarily due to the approximately $135,000 increase in promotion expense, $20,000 increase in advertising expenses, $65,000 increase in office expense, $6,000 increase in shipping and freight, $10,000 increase in commission, $11,000 increase in travel expense and $11,000 increase in local taxes, offset by approximately $9,000 decrease in salary and $1,000 decrease in miscellaneous expense in the three months ended July 31, 2018.

General and Administrative Expenses

Our general and administrative expenses for the three months ended July 31, 2018 decreased by approximately $142,000, or 14.6% from the same period in 2017. The decrease was primarily due to a decrease of approximately $88,000 in depreciation and amortization expenses since the disposition of property and equipment at the end of fiscal year 2018, $65,000 decrease in repairs and maintenance fee,  $41,000 decrease in bad debt expense, $57,000 decrease in other tax expense, $4,000 decrease in meals and entertainment expenses and $7,000 decrease in miscellaneous expense, offset by $81,000 increase in marketing expense, $33,000 increase in office expense  and $6,000 increase in salary and wage expenses,.

Research and Development Expense

For the three months ended July 31, 2018, our research and development expenses amounted to approximately $233,000, as compared to $186,000 for the same period in 2017. The increase of $47,000 was primarily due to the increase in spendings for third party technical consulting fees in the three months ended July 31, 2018.

 Other Income (Expenses)

For the three months ended July 31, 2018, other expense, net of other income, amounted to approximately $185,000, an increase of $165,000 as compared to the other expense, net of other income, amounted to approximately $20,000 for the three months ended July 31, 2017. The increase of other expenses was primarily attributable to an increase of interest expense – related party of $13,000, an increase in interest expense in the increased amount of approximately $54,000 and other expenses of $98,000.

Net Loss

Net loss in the three months ended July 31, 2018 was approximately $1,190,000, compared to $1,107,000 in the three months ended July 31, 2017. The increase was primarily due to increase in other expenses and selling expense, hence increase in revenue and gross profit with higher operating expenses mainly from higher research and development expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2018, we had working capital of approximately $2,607,000, including cash of approximately $258,000, as compared to working capital deficit of approximately $482,000, including cash of approximately $1,101,000, at April 30, 2018. The approximate $843,000 decrease in our cash at July 31, 2018 from April 30, 2018 is primarily attributable to net cash used in operating activities and net cash used in investing activities for the purchase of property and equipment to improve our productivity offset by net cash provided by financing activities from loans. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $701,000 during the three months ended July 31, 2018, as a result of the decrease in accounts receivable from the third parties as of July 31, 2018. The days for sales outstanding in accounts receivable increased to 90 days as of July 31, 2018, as compared to 18 days as of April 30, 2018. The days for sales outstanding in accounts receivable for third party sales increased to 65 days as of July 31, 2018, as compared to 14 days as of April 30, 2018.  We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2019.

Inventories at July 31, 2018, net of reserve for obsolescence, totaled approximately $12,346,000, as compared to $12,565,000 as of April 30, 2018. The slightly lower procurements of raw materials was still enough to meet our anticipated increase in demands since demands are raising slower than we originally anticipated.

Our accounts payable and accrued expenses were approximately $9,317,000 at July 31, 2018, a decrease of approximately $2,343,000 from April 30, 2018. The decrease is primarily due to purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at July 31, 2018 and April 30, 2018 totaled approximately $13,852,000 and $9,990,000, respectively. These loans payable consisted of short-term loans of approximately $7,470,000 (RMB51,032,800) and long-term loans of $6,382,000 (RMB43,600,000) from multiple non-related individuals, which bear annual interest rates of 4 - 10%.  The maturity dates of the loans payable at July 31, 2018 range from September 20, 2018 to June 13, 2020.  During the three months ended July 31, 2018, the Company repaid approximately $245,000 of the prior year's loans payable and borrowed new loans amounted to $5,046,000.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $5,147,000 during the three months ended July 31, 2018, as compared to net cash provided by operating activities of $1,000,000 in the same period in 2017. The decrease primarily due to a net loss of approximately $1,190,000 adjusted and offset by non-cash items such as depreciation and amortization expenses of approximately $311,000, stock issued for employees' compensation of $307,000, $205,000 increase in accounts receivable-related party, $719,000 decrease in inventories, $2,245,000 increase in prepaid expense and other current assets, $1814,000 decrease in accounts payable and accrued expenses, and $98,000 increase in taxes payable, offset by $507,000 decrease in accounts receivable.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to approximately $635,000 during the three months ended July 31, 2018 due to capital expenditures for property and equipment.

Net cash used in investing activities amounted to approximately $66,000 during the three months ended July 31, 2017 due to capital expenditures for property and equipment.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $4,977,000 in the three months ended July 31, 2018, primarily consisted of proceeds from multiple non-related individual short-term and long-term loans of $5,046,000 and advances received from related parties of approximately $1,321,000, offset by repayment of short-term loans of $245,000 and repayment of related party advances of approximately $1,144,000.

Net cash used in financing activities amounted to approximately $318,000 in the three months ended July 31, 2017, primarily due to repayments made to related party advances, net of proceeds received from related party advances. During the three months ended July 31, 2017, from time to time, we made repayments of related party advances of approximately $2,738,000 for working capital purposes and we also received advances from related parties totaling approximately $2,420,000.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2018.

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

	July 31, 2018	April 30, 2018
	(Unaudited)
China	$157,696	$1,100,052
United States	99,885	696
Total	$257,581	$1,100,748

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2018.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2018 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). As reported in our Form 10-K for the year ended April 30, 2018, management assessed the effectiveness of our internal control over financial reporting as of April 30, 2018 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2018.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended July 31, 2018. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2018 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2018 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2018 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2018Annual Report on Form 10-K.

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

* - Filed herewith.
** - In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 13, 2018	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 13, 2018	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer