Form 10-Q
period 2018-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2018-12-17
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 14, 2018, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED OCTOBER 31, 2018

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2019 is referred to as "fiscal 2019" and the year ended April 30, 2018 is referred to as "fiscal 2018".  Also, the three month period ended October 31, 2018 is our second quarter and is referred to as the "second quarter of fiscal 2019". Likewise, the three month period ended October 31, 2017 is referred to as the "second quarter of fiscal 2018".

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
iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,847	$1,100,748
Accounts receivable, net of allowance for doubtful accounts of $173,051 and $191,865, respectively	3,342,048	3,513,530
Accounts receivable - related parties	1,311,817	2,576,944
Inventories, net	11,806,399	12,564,571
Prepaid expenses and other current assets	4,237,649	2,284,379

Total Current Assets	20,959,760	22,040,172

Property and equipment, net	9,336,982	9,052,886
Land use rights, net	1,757,789	1,964,606
Other long-term asset	139,726	153,720

Total Assets	$32,194,257	$33,211,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,742,027	$11,660,004
Short-term loans	8,791,374	8,302,489
Due to related parties	3,538,582	2,559,216

Total Current Liabilities	21,071,983	22,521,709

Long-term loans	5,204,823	1,687,857

Total Liabilities	26,276,806	24,209,566

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(36,123,031)	(33,827,351)
Accumulated other comprehensive income	4,159,570	4,948,257
Total Stockholders' Equity	5,917,451	9,001,818
Total Liabilities and Stockholders' Equity	$32,194,257	$33,211,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2018	2017	2018	2017

Revenues	$4,644,865	$4,824,347	$9,075,244	$8,500,113
Revenues - related parties	716,743	145,824	2,119,690	267,380
Total revenues	5,361,608	4,970,171	11,194,934	8,767,493

Cost of revenues	4,168,055	4,755,251	8,116,216	8,015,493
Cost of revenues - related parties	685,703	169,912	1,902,247	273,274
Total cost of revenues	4,853,758	4,925,163	10,018,463	8,288,767

Gross profit	507,850	45,008	1,176,471	478,726

Operating expenses:
Selling expenses	538,904	491,934	1,150,312	855,650
General and administrative expenses	714,391	768,692	1,543,775	1,739,597
Loss on disposition of property and equipment	-	282,720	-	282,720
Research and development expenses	150,190	179,977	383,136	366,303
Total operating expenses, net	1,403,485	1,723,323	3,077,223	3,244,270

Loss from operations	(895,635)	(1,678,315)	(1,900,752)	(2,765,544)

Other (expenses) income

Other (expenses) income	(12,556)	(135,447)	(13,162)	(38,347)
Interest income	406	203	861	371
Interest expense - related parties	(29,973)	(23,120)	(65,691)	(45,190)
Interest expense	(167,585)	(95,043)	(316,936)	(190,440)

Total other expense	(209,708)	(253,407)	(394,928)	(273,606)

Loss before income taxes	(1,105,343)	(1,931,722)	(2,295,680)	(3,039,150)

Provision for income taxes	-	-	-	-

Net loss	$(1,105,343)	$(1,931,722)	$(2,295,680)	$(3,039,150)

Comprehensive loss:
Net loss	$(1,105,343)	$(1,931,722)	$(2,295,680)	$(3,039,150)

Foreign currency translation adjustment	(151,471)	153,045	(788,687)	436,017

Total comprehensive loss	$(1,256,814)	$(1,778,677)	$(3,084,367)	$(2,603,133)

Net loss per common share:
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,295,680)	$(3,039,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	586,273	733,978
Amortization of intangible assets	-	108,390
Amortization of land use right	26,355	26,265
Stock issued for employees' compensation	613,334	613,334
Loss on disposition of property and equipment	-	282,720
Allowance for doubtful accounts	-	38,702
Recovery of bad debt reserve	-	(173,162)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(206,789)	(376,356)
Accounts receivable - related parties	1,072,791	25,844
Inventories	(401,447)	(976,695)
Prepaid expenses and other current assets	(2,768,178)	1,971,042
Accounts payable and accrued expenses	(2,941,317)	(236,209)
Taxes payable	(77,850)	(1,114)
NET CASH USED IN OPERATING ACTIVITIES	(6,392,508)	(1,002,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(674,594)	(220,999)
Proceed from disposal of equipment	-	1,492
NET CASH USED IN INVESTING ACTIVITIES	(674,594)	(219,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	5,418,234	1,622,884
Repayment of short term loans	(432,862)	(371,880)
Advance due from related parties	2,426,944	4,247,021
Repayment of related party advances	(1,233,287)	(3,474,678)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,179,029	2,023,347

EFFECT OF EXCHANGE RATE ON CASH	49,172	136,277
NET (DECREASE) INCREASE IN CASH	(838,901)	937,706

Cash at the beginning of period	1,100,748	51,116
Cash at the end of period	$261,847	$988,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$96,077	$38,156

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$1,081,490	$260,933
Accrued interest enrolled into debt	$131,482	$122,096
Accrued interest payable to related party	$21,589	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2018

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2018 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended October 31, 2018 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of six months or less at the time of purchase to be cash and equivalents. As of October 31, 2018, we held $142,077 of our cash and cash equivalents with commercial banking institutions in the PRC, and $119,770 with banks in the United States. As of April 30, 2018, we held $1,100,052 of our cash and cash equivalents with commercial banking institution in PRC, and $696 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2018.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of October 31, 2018 and April 30, 2018, the allowance for doubtful accounts was $173,051 and $191,865, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost and net realizable value that can be estimated utilizing the weighted average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value.  These reserves are recorded based on estimates. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost or estimated net realizable value. As of October 31, 2018 and April 30, 2018, the Company recorded a reserve for obsolete or slow-moving inventories of $52,638 and $0, respectively.  As of October 31, 2018 and April 30, 2018, the Company wrote down inventories of $0 and $235,258, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $0 and $303,377 at October 31, 2018 and April 30, 2018, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT returns on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of October 31, 2018 and April 30, 2018 amounted to $106,686 and $199,644, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended October 31,		Six Months Ended October 31,
Numerator:
	2018	2017	2018	2017
Net loss attributable to Sunwin Stevia International, Inc.	$(1,105,343)	$(1,931,722)	$(2,295,680)	$(3,039,150)
Numerator for basic EPS, loss applicable to common stock holders	$(1,105,343)	$(1,931,722)	$(2,295,680)	$(3,039,150)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	199,632,803	182,066,546	199,632,803	199,632,803
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

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

As of October 31, 2018	RMB 6.97 to $1.00
As of April 30, 2018	RMB 6.33 to $1.00

Six months ended October 31, 2018	RMB 6.70 to $1.00
Six months ended October 31, 2017	RMB 6.72 to $1.00

COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended October 31, 2018 and 2017 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of October 31, 2018, we had $142,077 of our cash and cash equivalents with commercial banking institutions in the PRC, and $119,770 with banks in the United States. As of April 30, 2018, we held $1,100,052 of our cash and cash equivalents with commercial banking institution in PRC, and $696 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such accounts through October 31, 2018.
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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $150,190 and $179,977 for the three months ended October 31, 2018 and 2017, and $383,136 and $366,303 for the six months ended October 31, 2018 and 2017, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $88,313 and $93,692 for the three months ended October 31, 2018 and 2017, and $163,047 and $162,251 for the six months ended October 31, 2018 and 2017, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring loss with a net loss of approximately $1,105,000 and $2,296,000 for the three and six months ended October 31, 2018, respectively, and has a significant accumulated deficit of $36.1 million as of October 31, 2018. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

NOTE 3 - INVENTORIES

As of October 31, 2018 and April 30, 2018, inventories consisted of the following:

	October 31, 2018	April 30, 2018
	(unaudited)
Raw materials	$6,747,386	$8,803,685
Work in process	2,942,436	1,357,484
Finished goods	2,169,215	2,403,402
	11,859,037	12,564,571
Less: reserve for obsolete inventory	(52,638)	-
	$11,806,399	$12,564,571

NOTE 4 - PROPERTY AND EQUIPMENT

As of October 31, 2018 and April 30, 2018, property and equipment consisted of the following:

		October 31, 2018	April 30, 2018
	Estimated Life	(unaudited)
Office equipment	3-10 Years	$96,453	$75,821
Auto and trucks	2-10 Years	564,942	660,926
Manufacturing equipment	2-20 Years	5,472,138	5,638,206
Buildings	5-20 Years	8,742,119	9,224,911
Construction in process		1,539,019	661,111
		16,414,671	16,260,975
Less: accumulated depreciation		(7,077,689)	(7,208,089)
		$9,336,982	$9,052,886

For the three months ended October 31, 2018 and 2017, depreciation expense totaled $288,436 and $377,823, of which $242,120 and $340,563 were included in cost of revenues, respectively, and of which $46,316 and $37,260 were included in general and administrative expenses, respectively. For the six months ended October 31, 2018 and 2017, depreciation expense totaled $586,273 and $733,978, of which $489,277 and $623,668 was included in cost of revenues, respectively, and of which $96,996 and $110,310 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 - LAND USE RIGHTS

As of October 31, 2018 and April 30, 2018, land use rights consisted of the following:

		October 31, 2018	April 30, 2018
	Estimated Life	(unaudited)
Land use right	45 Years	$2,276,783	$2,507,726
Less: accumulated amortization		(518,994)	(543,120)
		$1,757,789	$1,964,606

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended October 31, 2018 and 2017, amortization expense related to land use rights amounted to $12,815 and $13,326, respectively. For the six month periods ended October 31, 2018 and 2017, amortization expense related to land use rights amounted to $26,355 and $26,265, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related parties and revenue - related parties

As of October 31, 2018 and April 30, 2018, $1,311,817 and $2,576,944 in accounts receivable - related parties, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang and Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended October 31, 2018 and 2017, we recorded revenue - related parties and cost of revenue – related parties of $716,743 and $145,824, $685,703 and $169,912, respectively, from Qufu Shengwang Import and Export and Pharmaceutical Corporation. For the six months ended October 31, 2018 and 2017, we recorded revenue - related parties and cost of revenue – related parties of $2,119,690 and $267,380, $1,902,247 and $273,274, respectively, from Qufu Shengwang Import and Export and Pharmaceutical Corporation.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the six months ended October 31, 2018 and 2017, we received advances from related parties for working capital totaled $2,426,944 and $4,247,021, respectively, and we repaid to related parties a total of $1,233,287 and $3,474,678, respectively. In the three and six months ended October 31, 2018 and 2017, interest expense related to due to related parties amounted to $29,973 and $23,120, and $65,691 and $45,190, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $743,196 (RMB5,000,000) and $1,189,114 (RMB8,000,000) from Pharmaceutical Corporation. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. As of October 31, 2018, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $2,940,239, $431,697 and $166,646, respectively. As of April 30, 2018, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $2,280,266, $103,169 and $175,781, respectively.

As of October 31, 2018 and April 30, 2018, due to (from) related parties activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2018	$2,280,266	$103,169	$175,781	$2,559,216
Working capital advances from related parties	2,067,305	352,490	7,149	2,426,944
Repayments	(1,218,361)	(14,926)	-	(1,233,287)
Effect of foreign currency exchange	(188,971)	(9,036)	(16,284)	(214,291)
Balance due to related parties, October 31, 2018	$2,940,239	$431,697	$166,646	$3,538,582

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of October 31, 2018 and April 30, 2018 totaled $4,237,649 and $2,284,379, respectively. As of October 31, 2018, prepaid expenses and other current assets includes $3,837,911 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $102,219 prepayment for employees' stock-based compensation and $297,519 for business related employees' advances. As of April 30, 2018, prepaid expenses and other current assets includes $1,366,280 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $715,553 prepayment for employees' stock-based compensation and $202,546 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $613,334, $1,226,668 and $1,226,669 as stock-based compensation expenses during the six months of fiscal year 2019, fiscal year 2018 and fiscal year 2017, respectively. We also have recorded the remaining balance of the stock-based compensation of $102,219 as prepaid compensation as of October 31, 2018.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we do not know when we can receive the remaining refund. We received a total refund of $465,904 as of October 31, 2018 and the remaining balance of $139,726 and $153,720 has been classified to other long-term asset as of October 31, 2018 and April 30, 2018, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of October 31, 2018 and April 30, 2018:

Account	October 31, 2018	April 30, 2018
	(unaudited)
Accounts payable	$5,603,619	$9,169,871
Advanced from customers	198,571	44,488
Accrued salary payable	305,540	169,321
Tax payable	106,686	199,644
Deferred revenue	36,353	39,994
Other payable*	2,491,258	2,036,686
Total accounts payable and accrued expenses	$8,742,027	$11,660,004

* As of on October 31, 2018, other payables consists of general liability, worker's compensation, and medical insurance payable of $495,405, consulting fee payable of $486,937, union and education fees payable of $277,171, interest payables for short-term loans of $653,819, advances from the employees of $222,235 and other miscellaneous payables of $355,691. As of April 30, 2018, other payables consists of general liability, worker's compensation, and medical insurance payable of $558,789, consulting fee payable of $312,782, union and education fees payable of $304,930, interest payables for short-term loans of $384,356, advances from the employees of $210,115 and other miscellaneous payables of $265,714.

NOTE 9 - LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of October 31, 2018 and April 30, 2018, short-term loans consisted of the following:

	October 31, 2018	April 30, 2018
	(Unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2019, with an annual interest rate of 10%, renewed at October 6, 2018.	$31,544	$34,704
Loan from Jianjun Yan, non-related individual, due on October 6, 2019, with an annual interest rate of 10%, renewed at October 7, 2018 and accrued interest enrolled into debt principal of RMB880,880 ($131,482).	1,389,341	1,389,531
Loan from Jianjun Yan, non-related individual, due on March 31, 2019, with annual interest rate of 4%, renewed at April 1, 2018.	1,124,127	1,236,710
Loans from Jianjun Yan, non-related individual, due on demand, with free interest at January 27, 2018.	-	457,457
Loan from Junzhen Zhang, non-related individual, due on October 5, 2019, with an annual interest rate of 10%, renewed at October 6, 2018.	22,942	25,239
Loan from Jian Chen, non-related individual, due on January 26, 2019 and April 10, 2019, bearing an annual interest rate of 10%, with the principle amount of RMB770,000 ($110,405) and RMB330,000 ($47,317) at January 27, 2018 and April 11, 2018, respectively.	157,722	173,518
Loan from Qing Kong, non-related individual, due on March 6, 2019, with an annual interest rate of 10% at March 7, 2018.	69,398	76,348
Loan from Qing Kong, non-related individual, due on January 8, 2019, with an annual interest rate of 10% at January 9, 2018.	28,677	31,549
Loan from Guihai Chen, non-related individual, due on March 10, 2019, with an annual interest rate of 10% at March 11, 2018.	17,206	18,929
Loan from Guihai Chen, non-related individual, due on September 20, 2019, with an annual interest rate of 10%, renewed at September 21, 2018.	28,677	31,549
Loan Weifeng Kong, non-related individual, due on November 28, 2018, with an annual interest rate of 10% at November 29, 2017, See Note 12.	28,677	31,549
Loan Shidong Wang, non-related individual, due on March 7, 2019, with an annual interest rate of 4% at March 8, 2018.	1,491,188	1,640,534
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4%, renewed at March 9, 2018.	1,433,836	1,577,436
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4%, renewed at March 9, 2018.	1,433,836	1,577,436
Loan Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017.	1,534,203	-
Total	$8,791,374	$8,302,489

 Long-term loan payable

Long-term loans are payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of October 31, 2018 and April 30, 2018, long-term loans consisted of the following:

	October 31, 2018	April 30, 2018
	(Unaudited)
Loan Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017. (Reclassified from long-term loan to short-term loan on September 28, 2018)	$-	$1,687,857
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018.	415,812	-
Loan Xuxu Gu, non-related individual, due on August 15, 2020, with an annual interest rate of 4% at August 16, 2018.	487,504	-
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018.	286,767	-
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018.	1,433,836	-
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018.	1,290,452	-
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018.	1,290,452	-
Total:	$5,204,823	$1,687,857

For the three and six months ended October 31, 2018 and 2017, interest expense related to short-term loans and long-term loans amounted to $167,585 and $95,043, and $316,936 and $190,440, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and six months ended October 31, 2018 and 2017; we accounted for three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2018 and 2017 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Revenues:
Chinese medicine - third parties	$473,323	$741,954	$1,306,121	$1,423,220
Chinese medicine - related parties	2,586	-	5,953	-
Total Chinese medicine	475,909	741,954	1,312,074	1,423,220

Stevioside - third parties	4,171,543	4,082,393	7,769,123	7,076,893
Stevioside - related parties	714,156	145,824	2,113,737	267,380
Total Stevioside	4,885,699	4,228,217	9,882,860	7,344,273
Total segment and consolidated revenues	$5,361,608	$4,970,171	$11,194,934	$8,767,493

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Interest (expense) income:
Chinese medicine	$349	$194	$729	$356
Stevioside	(197,501)	(118,154)	(382,495)	(235,615)
Total segment and consolidated interest expense	$(197,152)	$(117,960)	$(381,766)	$(235,259)
Depreciation and amortization:
Chinese medicine	$37,273	$69,648	$78,654	$137,430
Stevioside	263,978	348,597	533,974	731,203
Total segment and consolidated depreciation and amortization	$301,251	$418,245	$612,628	$868,633
Loss before income taxes:
Chinese medicine	$(29,012)	$(439,194)	$(116,807)	$(514,908)
Stevioside	(758,532)	(1,158,161)	(1,487,864)	(1,817,038)
Corporate and other	(317,799)	(334,367)	(691,009)	(707,204)
Total consolidated loss before income taxes	$(1,105,343)	$(1,931,722)	$(2,295,680)	$(3,039,150)

	October 31, 2018	April 30, 2018
Segment property and equipment:
Chinese medicine	$1,021,549	$1,129,884
Stevioside	8,315,433	7,923,002
Corporate and other	-	-
Total consolidated assets	$9,336,982	$9,052,886

NOTE 11 - CONCENTRATIONS

(i)    Customer Concentrations

For the three months ended October 31, 2018 and 2017, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended October 31, 2018		For the three months ended October 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	13.3%	-	*
Zhejiang Tiancao Biotech Co., Led	-	-	-	15.0%
Total	-	13.3%	-	15.0%

 For the six months ended October 31, 2018 and 2017, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the six months ended October 31, 2018		For the six months ended October 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd (1)	-	18.9%	-	*
Zhejiang Tiancao Biotech Co., Led	-	-	-	12.5%
Total	-	18.9%	-	12.5%

(1)  Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.
 *   This represents less than 10% of the Company's revenue for the three and six months ended October 31, 2017.

(ii)    Vendor Concentrations

For the three months ended October 31, 2018 and 2017, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the three months ended October 31, 2018		For the three months ended October 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Jintudi Stevia Co., Ltd	-	*	-	19.0%
Dongtai Yandun Stevia Corp.	-	*	-	10.6%
Dongtai Jiangrongfeng Stevia Corp.	-	-	-	19.4%
Bazhou Zhengdaluyuan Tech Ltd.	-	17.7%	-	-
Dongtai Zhongxin Stevia Corp.	-	27.7%	-	-
Total	-	45.4%	-	49.0%

For the six months ended October 31, 2018 and 2017, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Net Purchases
	For the six months ended October 31, 2018		For the six months ended October 31, 2017
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Jintudi Stevia Co., Ltd	-	*	-	17.2%
Dongtai Yandun Stevia Corp.	-	-	-	21.1%
Dongtai Jiangrongfeng Stevia Corp.	-	-	-	11.5%
Dongtai Zhongxin Stevia Corp.	-	33.8%	-	-
Total	-	33.8%	-	49.8%

*  This represents less than 10% of the Company's purchase for the three and six months ended October 31, 2018.

NOTE 12 - SUBSEQUENT EVENTS

On November 29, 2018, we renewed the RMB200,000 ($29,275) loan from Weifeng Kong, a non-related individual, with an annual interest rate of 10% and the new due date will be November 28, 2019.

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

Recent Developments

Sunwin Stevia has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet. We are planning to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products. In fiscal 2018 and the first six months of fiscal 2019, we have invested approximately $1,019,000 and $675,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first being used for stevia production in the industry, such as the scraper with centrifuge and fluidized drying system.

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

OUR PERFORMANCE

 Our revenues totaled approximately $5,362,000 during the three months ended October 31, 2018, an increase of 7.9%, as compared with the same period in 2017, and our gross margin increased to 9.5% from 0.9%. Our total operating expenses in the three months ended October 31, 2018 decreased by approximately $320,000, or 18.6% compared to the same period in 2017 primarily due to a decrease of approximately $30,000, or 16.6% in research and development expenses and a  decrease of approximately $54,000, or 7.1% in general and administrative expense, and a decrease of approximately $283,000, or 100.0% in loss on disposition of property and equipment,  offset by an increase of approximately $47,000, or 9.6% in selling expense. Our net loss for the three months ended October 31, 2018 was approximately $1,105,000, compared to $1,932,000 in the same period in 2017.

Our revenues totaled $11,195,000 during the six months ended October 31, 2018, an increase of 27.7% as compared with the same period in 2017, while our gross margin increased to 10.5% from 5.5%. Our total operating expenses in the six months ended October 31, 2018 decreased by approximately $167,000 or 5.2% compared to the same period in 2017, primarily due to a decrease of approximately $196,000 or 11.3% in general and administrative expense, and a decrease of approximately $283,000, or 100.0% in loss on disposition of property and equipment, offset by an increase of $295,000 and $17,000, or 34.4% and 4.6% in selling expense and research and development, respectively. Our net loss for the six months ended October 31, 2018 was approximately $2,296,000, a decrease of approximately $743,000, compared to the $3,039,000 in the same period in 2017.

Our operating performance for the three months ended October 31, 2018 was primarily driven by an increase of 15.6% from our stevia products in sales revenue in our Stevioside segment offset by a decrease of 35.9% in sales revenue from our Chinese medicine segment. The sales to related parties for international customers accounted for 14.6% of our total stevioside sales in the three months ended October 31, 2018. Our operating performance for the six months ended October 31, 2018 was primarily driven by an increase of 34.6% from our stevia products in sales revenue in our Stevioside segment offset by a decrease of 7.8% in sales revenue from our Chinese medicine segment. The sales to related parties for international customers accounted for 21.4% of our total stevioside sales in the six months ended October 31, 2018.

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2019. During fiscal 2018, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2019. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to continue its increase in fiscal 2019.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2018 and 2017. The percentages represent each line item as a percent of revenues:

For the Three Months ended October 31, 2018
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$475,909	100.0%	$4,885,699	100.0%	$-	$5,361,608	100.0%
Cost of revenues	347,370	73.0%	4,506,388	92.2%	-	4,853,758	90.5%
Gross profit	128,539	27.0%	379,311	7.8%	-	507,850	9.5%
Research and development expenses	299	0.1%	149,891	3.1%	-	150,190	2.8%
Other operating expenses	158,929	33.4%	776,567	15.9%	317,799	1,253,295	23.4%
Other income (expenses)	1,677	0.4%	(211,385)	(4.3)%	-	(209,708)	(3.9)%
Loss before income taxes	$(29,012)	(6.1)%	$(758,532)	(15.5)%	$(317,799)	$(1,105,343)	(20.6)%

For the Three Months ended October 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$741,954	100.0%	$4,228,217	100.0%	$-	$4,970,171	100.0%
Cost of revenues	616,701	83.1%	4,308,462	101.9%	-	4,925,163	99.1%
Gross profit	125,253	16.9%	(80,245)	(1.9)%	-	45,008	0.9%
Research and development expenses	59	0.0%	179,918	4.3%	-	179,977	3.6%
Other operating expenses	438,356	59.1%	770,623	18.2%	334,367	1,543,346	31.1%
Other expenses	126,032	17.0%	127,375	3.0%	-	253,407	5.1%
Loss before income taxes	$(439,194)	(59.2)%	$(1,158,161)	(27.4)%	$(334,367)	$(1,931,722)	(38.9)%

The following table summarizes our results from operations for the six month periods ended October 31, 2018 and 2017.

For the Six Months ended October 31, 2018
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,312,074	100.0%	$9,882,860	100.0%	$-	$11,194,934	100.0%
Cost of revenues	1,079,367	82.3%	8,939,096	90.5%	-	10,018,463	89.5%
Gross profit	232,707	17.7%	943,764	9.5%	-	1,176,471	10.5%
Research and development expenses	1,479	0.1%	381,657	3.9%	-	383,136	3.4%
Other operating expenses	350,232	26.7%	1,652,846	16.7%	691,009	2,694,087	24.1%
Other income (expenses)	2,197	0.2%	(397,125)	(4.0)%	-	(394,928)	(3.5)%
Loss before income taxes	$(116,807)	(8.9)%	$(1,487,864)	(15.1)%	$(691,009)	$(2,295,680)	(20.5)%

For the Six Months ended October 31, 2017
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$1,423,220	100.0%	$7,344,273	100.0%	$-	$8,767,493	100.0%
Cost of revenues	1,188,668	83.5%	7,100,099	96.7%	-	8,288,767	94.5%
Gross profit	234,552	16.5%	244,174	3.3%	-	478,726	5.5%
Research and development expenses	943	0.0%	365,360	5.0%	-	366,303	4.2%
Other operating expenses	622,625	43.8%	1,548,138	21.1%	707,204	2,877,967	32.8%
Other expenses	125,892	8.9%	147,714	2.0%	-	273,606	3.1%
Loss before income taxes	$(514,908)	(36.2)%	$(1,817,038)	(24.7)%	$(707,204)	$(3,039,150)	(34.7)%

Revenues

Total revenues in the three months ended October 31, 2018 increased by approximately 7.9%, as compared to the same period in 2017. Stevioside revenues, which accounts for 91.1% and 85.1% of our total revenues in the three months ended October 31, 2018 and 2017, respectively, increased by approximately 15.5%, while Chinese medicine revenues decreased by approximately $266,000 or 35.9%.

Within our Stevioside segment, revenues from sales to third parties increased by 2.2% and sales to the related parties increased by 389.7% in the three months ended October 31, 2018, as compared to the same period in 2017, primarily due to an increasing demand from the domestic market and the results of our effort to increase sales. We have been trying to develop our domestic and international market in the past fiscal year. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. We started to outsource our exporting business to Yi-Da Tong, which is a third party export agent since March 2016. Revenues from the sales in the international clients increased from 2.9% to 13.3% of our total revenue in the three months ended October 31, 2018, as compared to the same period in 2017. While the adoption rate for stevia in the food and beverage sector has been slower than expected, we sold 267 metric tons and 118 metric tons of stevioside for the three months ended October 31, 2018 and 2017, respectively. We generated approximately $701,000 and $311,000 in revenue from producing over 11.5 metric tons and 4.4 metric tons of A3-99 and A3-98 in the three months ended October 31, 2018 and 2017, respectively. We also generated approximately $409,000 and $320,000 in revenue from producing over 13.0 metric tons and 6.4 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products. A3-99, A3-98 and restructuring by enzyme based on our Stevioside products accounted for approximately 22.7% and 14.9% in the three months ended October 31, 2018 and 2017, respectively, of our total Stevioside segment revenues. We also continue to generate revenue from the sale of our new products that were developed in the prior year.

Total revenues in the six months ended October 31, 2018 increased by 27.7% as compared to the same period in 2017.  Stevioside revenues, which accounts for 88.3% and 83.8% of our total revenues in the six months ended October 31, 2018 and 2017, respectively, increased by 34.6%, while Chinese medicine revenues decreased by approximately $111,000 or 7.8%. During the six months ended October 31, 2018, within our Stevioside segment, we increased our sales volume by approximately 571 metric tons, a 174.0% increase; the average unit price of our stevia products was decreased by 51.5% as to stay ahead of competition and to gain market share, as compared to the same period in 2017. Stevioside revenues from sales to third parties increased by 9.8% and sales to the related parties increased by 690.5% in the six months ended October 31, 2018, as compared to the same period in 2017.

The sales in Chinese Medicine segment approximately 170.3 metric tons for the six months ended October 31, 2018, which decreased by 18.4%, as compared to the same period in 2017, while sales amount decreased by 7.8%. We have more than 190 products in the Chinese Medicine segment, and their prices fluctuate depending on the market. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Our unit sale price of stevioside series products fluctuated from month to month in the three and six months ended October 31, 2018, which was mainly affected by the market environment; the average unit sale price decreased by approximately 52.1% and 51.5% compared to the same period in 2017, respectively. Facing challenges due to competitive pricing and difficulties sourcing raw materials for in fiscal year 2019, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We anticipate the price of stevia leaves, the raw material we use to produce our stevioside series products, will continue to increase in the near future based on data available to us and we purchase stevia leaves in bulk.

Cost of Revenues and Gross Margin

Cost of revenues in the three ended October 31, 2018 decreased by 1.4%, compared to the same period in 2017. Cost of revenues in the six months ended October 31, 2018 increased by 20.9%, compared to the same period in 2017, reflecting the higher total revenue in this period of 2018. Cost of revenues as a percentage of revenues decreased from 99.1% to 90.5% during the three months ended October 31, 2018 and 2017. The consolidated gross margin for the six months ended October 31, 2018 increased to 10.5%, compared to 5.5% for the same period in 2017. Gross margin in Stevioside segment increased from (1.9)% to 7.8%, and 3.3% to 9.5%,  for the three and six months ended October 31, 2018, comparing the same period in 2017, respectively, which was primarily due to the improvements in efficiency of our production line to offset the higher raw material costs.

Gross margin in Chinese Medicine segment increased from 16.9% to 27.0%, and from 16.5% to 17.7% in the three and six months ended October 31, 2018, compared to the same period in 2017, respectively.  We believe that the slower market movement for Chinese veterinary medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three months ended October 31, 2018 was 9.5%, as compared to 0.9% in the same period in 2017.

Selling Expenses

For the three months ended October 31, 2018, we had an increase of approximately $47,000, or 9.6% in selling expenses, as compared to the same period in 2017. The increase was primarily due to the approximately $28,000 increase in promotion expense, $50,000 increase in warehousing fee in overseas, $4,000 increase in office expense and $4,000 increase in travel, meals and entertainment expenses, offset by approximately $8,000 decrease in advertising expenses, $13,000 decrease in commission, $5,000 decrease in shipping and freight, $12,000 decrease in salary and $1,000 decrease in local tax expense in the three months ended October 31, 2018.

For the six months ended October 31, 2018, we had an increase of approximately $295,000, or 34.4% in selling expenses, as compared to the same period in 2017. The decrease was primarily due to the increase of approximately $163,000 in promotion and marketing expenses, $13,000 increase in advertising expenses, $69,000 increase in office expense, $50,000 increase in US warehouse expense, $15,000 increase in travel and entertainment expenses and approximately $8,000 increase in miscellaneous expense, offset by a decrease of $21,000 in salary and wage and $2,000 decrease in commission in the six months ended October 31, 2018.

General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2018 decreased by approximately $54,000, or 7.1% from the same period in 2017. The decrease was primarily due to a decrease of approximately $45,000 in depreciation and amortization expenses and $39,000 decrease in repairs and maintenance fee since the disposition of property and equipment at the end of fiscal year 2018, $18,000 decrease in salary and wage expenses, $5,000 decrease in other tax expense, $12,000 decrease in travel, meals and entertainment expenses and $28,000 decrease in auto expense offset by an increase of $36,000 in insurance expense, $15,000 increase in marketing expense, $16,000 increase in office expense, $19,000 increase in product testing expense, $5,000 increase in consulting and service expense and $2,000 increase in miscellaneous expense in three months ended October 31, 2018.

Total general and administrative expenses for the six months ended October 31, 2018 decreased by approximately $196,000, or 11.3% from the comparable period in 2017. The decrease was primarily due to approximately $39,000 in bad debt expense, $133,000 in depreciation and amortization expenses and $104,000 decrease in repairs and maintenance fee since the disposition of property and equipment at the end of fiscal year 2018, $12,000 decrease in salary and wage expenses, $61,000 decrease in other tax expense, $18,000 decrease in travel, meals and entertainment expenses, $31,000 decrease in auto expense and $11,000 increase in miscellaneous expense offset by an increase of $36,000 in insurance expense, $97,000 increase in marketing expense, $49,000 increase in office expense, $18,000 increase in product testing expense and $13,000 increase in consulting and service expense in the six months ended October 31, 2018.

Research and Development Expense

For the three months ended October 31, 2018, our research and development expenses amounted to approximately $150,000, as compared to $180,000 for the same period in 2017. The decrease of $30,000 was primarily due to lower cost of materials for research and development in the three months ended October 31, 2018. For the six months ended October 31, 2018, our research and development expenses amounted to approximately $383,000, as compared to $366,000 for the same period in 2017. The increase of $17,000 was primarily due to the increase in spending for third party technical consulting fees in the six months ended October 31, 2018.

 Other Income (Expenses)

For the three months ended October 31, 2018, other expense, net of other income, amounted to approximately $210,000, a decrease of $43,000 as compared to the other expense, net of other income, amounted to approximately $253,000 for the three months ended October 31, 2017. The decrease of other expenses was primarily attributable to a decrease of other expense of approximately $123,000, offset by an increase of interest expense – related parties of approximately $7,000, and an increase in interest expense in the increased amount of approximately $73,000.

For the six months ended October 31, 2018, other expense, net of other income, amounted to approximately $395,000, an increase of $121,000 as compared to the other expense, net of other income, amounted to approximately $274,000 for the six months ended October 31, 2017. The increase was primarily attributable to an increase of interest expense – related parties of approximately $20,000 and an increase of interest expense of $126,000, offset by other expense in the decreased amount of approximately $25,000.

Net Loss

Net loss for the three and six months ended October 31, 2018 was approximately $1,105,000 and $2,296,000, compared to $1,932,000 and $3,039,000 for the three and six months ended October 31, 2017, respectively. The decrease was primarily due to increase in revenues, hence increase in gross profit with lower operating expenses mainly due to no loss on disposition of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At October 31, 2018, we had working capital deficit of approximately $112,000, including cash of approximately $262,000, as compared to working capital deficit of approximately $482,000, including cash of approximately $1,101,000, at April 30, 2018. The approximate $839,000 decrease in our cash at October 31, 2018 from April 30, 2018 is primarily attributable to net cash used in operating activities and net cash used in investing activities for the purchase of property and equipment to improve our productivity offset by net cash provided by financing activities from loans. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $1,437,000 during the six months ended October 31, 2018, as a result of the decrease in accounts receivable from both the third parties and related parties as of October 31, 2018. The days for sales outstanding in accounts receivable increased to 44 days as of October 31, 2018, as compared to 18 days as of April 30, 2018. The days for sales outstanding in accounts receivable for third party sales increased to 34 days as of October 31, 2018, as compared to 14 days as of April 30, 2018.  We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in the remainder of fiscal 2019.

Inventories at October 31, 2018, net of reserve for obsolescence, totaled approximately $11,806,000, as compared to $12,565,000 as of April 30, 2018. The slightly lower procurements of raw materials was still enough to meet our anticipated increase in demands since demands are raising slower than we originally anticipated.

Our accounts payable and accrued expenses were approximately $8,742,000 at October 31, 2018, a decrease of approximately $2,918,000 from April 30, 2018. The decrease is primarily due to purchasing and the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at October 31, 2018 and April 30, 2018 totaled approximately $13,996,000 and $9,990,000, respectively. These loans payable consisted of short-term loans of approximately $8,791,000 (RMB61,313,680) and long-term loans of $5,205,000 (RMB36,300,000) from multiple non-related individuals, which bear annual interest rates of 4 - 10%.  The maturity dates of the loans payable at October 31, 2018 range from November 28, 2018 to August 15, 2020.  During the six months ended October 31, 2018, the Company repaid approximately $433,000 of the prior year's loans payable and borrowed new loans amounting to $5,418,000.

Cash Flows Analysis

NET CASH FLOW USED INBY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $6,393,000 during the six months ended October 31, 2018, as compared to net cash provided by operating activities of $1,002,000 in the same period in 2017.  The increase of  cash used in operating activities was primarily due to a net loss of approximately $2,296,000 adjusted and offset by non-cash items such as depreciation and amortization expenses of approximately $613,000, stock issued for employees' compensation of $613,000, $207,000 increase in accounts receivable, $401,000 increase in inventories, $2,768,000 increase in prepaid expense and other current assets, $2,941,000 decrease in accounts payable and accrued expenses, and $78,000 decrease in taxes payable, offset by $1,073,000 decrease in accounts receivable-related parties.

Net cash used in operating activities was approximately $1,002,000 during the six months ended October 31, 2017, as compared to net cash used in operating activities of $576,000 in the same period in 2016. The increase of  cash used in operating activities was primarily a net loss of approximately $3,039,000 adjusted and offset by non-cash items such as depreciation and amortization expenses of approximately $869,000, stock issued for employees' compensation of $613,000, loss on disposition of property and equipment of $283,000, increase in allowance for doubtful accounts of $39,000, a recovery of bad debts reserve of $173,000, $376,000 increase in accounts receivable, $236,000 decrease in accounts payable and accrued expenses, $977,000 increase in inventories, and a $1,000 decrease in taxes payables, offset by a $1,971,000 decrease in prepaid expense and other current assets and $26,000 decrease in accounts receivable-related parties.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to approximately $675,000 during the six months ended October 31, 2018 due to capital expenditures for property and equipment.

Net cash used in investing activities amounted to approximately $220,000 during the six months ended October 31, 2017 due to capital expenditures for property and equipment of approximately $221,000, offset by the proceeds received from disposal of equipment of approximately $1,000.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $6,179,000 in the six months ended October 31, 2018, primarily consisted of proceeds from multiple non-related individual short-term and long-term loans of $5,418,000 and advances received from related parties of approximately $2,427,000, offset by repayment of short-term loans of $433,000 and repayment of related party advances of approximately $1,233,000.

Net cash provided by financing activities amounted to approximately $2,023,000 in the six months ended October 31, 2017, primarily due to proceeds from loans of approximately $1,623,000 and repayment for the short-term loan of approximately $372,000. We also recorded advances received from related parties as working capital, net of repayments made to related party advances. During the six months ended October 31, 2017, we received advances from related parties totaling approximately $4,247,000 for working capital purposes and we also made repayments to related parties of approximately $3,475,000.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2018.

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

	October 31, 2018	April 30, 2018
	(Unaudited)
China	$142,077	$1,100,052
United States	119,770	696
Total	$261,847	$1,100,748

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2018.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2018 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended October 31, 2018. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended October 31, 2018 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2018 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2018 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2018 Annual Report on Form 10-K.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 17, 2018	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 17, 2018	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer