Form 10-Q
period 2019-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2019-03-18
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 15, 2019, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2019 is referred to as "fiscal 2019" and the year ended April 30, 2018 is referred to as "fiscal 2018".  Also, the three month period ended January 31, 2019 is our third quarter and is referred to as the "third quarter of fiscal 2019". Likewise, the three month period ended January 31, 2018 is referred to as the "third quarter of fiscal 2018".

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
-
"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company, a 100% owned subsidiary of Sunwin. Sunwin USA was previously known as Sunwin Stevia International Corp., a Florida corporation, it was converted to Sunwin USA in May 2009;

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
iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2019	April 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,694	$1,100,748
Accounts receivable, net of allowance for doubtful accounts of $180,042 and $191,865, respectively	2,876,542	3,513,530
Accounts receivable - related parties	2,287,466	2,576,944
Inventories, net	13,415,941	12,564,571
Prepaid expenses and other current assets	2,658,517	2,284,379

Total Current Assets	21,394,160	22,040,172

Property and equipment, net	10,016,429	9,052,886
Land use rights, net	1,816,806	1,964,606
Other long-term asset	145,370	153,720

Total Assets	$33,372,765	$33,211,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,703,167	$11,660,004
Short-term loans	9,160,988	8,302,489
Due to related parties	3,516,081	2,559,216

Total Current Liabilities	22,380,236	22,521,709

Long-term loans	5,832,774	1,687,857

Total Liabilities	28,213,010	24,209,566

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of January 31, 2019 and April 30, 2018, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(37,141,761)	(33,827,351)
Accumulated other comprehensive income	4,420,604	4,948,257
Total Stockholders' Equity	5,159,755	9,001,818
Total Liabilities and Stockholders' Equity	$33,372,765	$33,211,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2019	2018	2019	2018

Revenues	$5,281,215	$4,734,263	$14,356,459	$13,234,376
Revenues - related parties	1,086,794	1,591,329	3,206,484	1,858,709
Total revenues	6,368,009	6,325,592	17,562,943	15,093,085

Cost of revenues	4,290,907	3,893,338	12,407,123	11,908,831
Cost of revenues - related parties	1,127,662	1,605,388	3,029,909	1,878,662
Total cost of revenues	5,418,569	5,588,776	15,437,032	13,787,493

Gross profit	949,440	736,816	2,125,911	1,305,592

Operating expenses:
Selling expenses	721,309	592,042	1,871,621	1,447,692
General and administrative expenses	724,652	774,387	2,268,427	2,513,984
Loss on disposition of property and equipment	-	2,430	-	285,150
Research and development expenses	319,747	284,351	702,883	650,654
Total operating expenses, net	1,765,708	1,653,210	4,842,931	4,897,480

Loss from operations	(816,268)	(916,394)	(2,717,020)	(3,591,888)

Other income (expenses)

Other income (expenses)	4,746	195,253	(8,416)	156,906
Interest income	352	414	1,213	785
Interest expense - related parties	(35,855)	(25,945)	(101,546)	(71,135)
Interest expense	(171,705)	(126,138)	(488,641)	(316,578)

Total other (expenses) income	(202,462)	43,584	(597,390)	(230,022)

Loss before income taxes	(1,018,730)	(872,810)	(3,314,410)	(3,821,910)

Provision for income taxes	-	-	-	-

Net loss	$(1,018,730)	$(872,810)	$(3,314,410)	$(3,821,910)

Comprehensive loss:
Net loss	$(1,018,730)	$(872,810)	$(3,314,410)	$(3,821,910)

Foreign currency translation adjustment	261,034	532,476	(527,653)	969,730

Total comprehensive loss	$(757,696)	$(340,334)	$(3,842,063)	$(2,852,180)

Net loss per common share:
Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,314,410)	$(3,821,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	902,237	1,054,856
Amortization of intangible assets	-	108,390
Amortization of land use right	39,207	39,736
Stock issued for employees' compensation	715,553	920,001
Loss on disposition of property and equipment	-	285,150
Recovery of bad debt reserve	-	(216,910)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	503,773	(261,918)
Accounts receivable - related parties	148,367	(1,988,620)
Inventories	(1,522,075)	(2,301,254)
Prepaid expenses and other current assets	(1,226,946)	1,715,157
Accounts payable and accrued expenses	(2,866,962)	2,062,513
Taxes payable	(68,570)	(37,968)
NET CASH USED IN OPERATING ACTIVITIES	(6,689,826)	(2,442,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(716,188)	(707,890)
Proceed from disposal of equipment	-	1,505
NET CASH USED IN INVESTING ACTIVITIES	(716,188)	(706,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	5,788,134	1,665,342
Repayment of short term loans	(429,299)	(375,077)
Advances due from related parties	3,946,954	5,068,601
Repayment of related party advances	(2,923,479)	(3,251,990)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,382,310	3,106,876

EFFECT OF EXCHANGE RATE ON CASH	78,650	142,299
NET (DECREASE) INCREASE IN CASH	(945,054)	100,013

Cash at the beginning of period	1,100,748	51,116
Cash at the end of period	$155,694	$151,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$80,675	$38, 484

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$1,622,879	$28,024
Accrued interest enrolled into debt	$144,761	$132,747
Accrued interest payable to related party	$39,776	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2019

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2018 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the nine months ended January 31, 2019 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of nine months or less at the time of purchase to be cash and equivalents. As of January 31, 2019, we held $57,188 of our cash and cash equivalents with commercial banking institutions in the PRC, and $98,506 with banks in the United States. As of April 30, 2018, we held $1,100,052 of our cash and cash equivalents with commercial banking institution in PRC, and $696 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2019.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of January 31, 2019 and April 30, 2018, the allowance for doubtful accounts was $180,042 and $191,865, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost and net realizable value that can be estimated utilizing the weighted average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value.  These reserves are recorded based on estimates. As of January 31, 2019 and April 30, 2018, the Company did not record a reserve for obsolete or slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down inventories for the difference between the cost or estimated net realizable value. As of January 31, 2019 and April 30, 2018, the Company wrote down inventories of $22,765 and $235,258, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $0 and $2,430, $0 and $285,150 for the three and nine months ended Jan 31, 2019 and 2018, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT returns on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of January 31, 2019 and April 30, 2018 amounted to $119,701 and $199,644, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our condensed consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
Numerator:	2019	2018	2019	2018
Net loss attributable to Sunwin Stevia International, Inc.	$(1,018,730)	$(872,810)	$(3,314,410)	$(3,821,910)
Numerator for basic EPS, loss applicable to common stock holders	$(1,018,730)	$(872,810)	$(3,314,410)	$(3,821,910)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

 FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company's operating subsidiaries is the Chinese Renminbi ("RMB").  In accordance with ASC 830-20-35, the consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the income statements and cash flows. Equity accounts were stated at their historical rate. Net gains and losses resulting from foreign exchange transactions are included in the condensed consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

As of January 31, 2019	RMB 6.70 to $1.00
As of April 30, 2018	RMB 6.33 to $1.00

Nine months ended January 31, 2019	RMB 6.76 to $1.00
Nine months ended January 31, 2018	RMB 6.67 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended January 31, 2019 and 2018 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of January 31, 2019, we had $57,188 of our cash and cash equivalents with commercial banking institutions in the PRC, and $98,506 with banks in the United States. As of April 30, 2018, we held $1,100,052 of our cash and cash equivalents with commercial banking institution in PRC, and $696 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such accounts through January 31, 2019.

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

STOCK BASED COMPENSTION

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development cost were $319,747 and $284,351 for the three months ended January 31, 2019 and 2018, and $702,883 and $650,654 for the nine months ended January 31, 2019 and 2018, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $72,937 and $82,237 for the three months ended January 31, 2019 and 2018, and $235,984 and $244,488 for the nine months ended January 31, 2019 and 2018, respectively.

ADVERTISING
      Advertising is expensed as incurred and is included in selling expenses. Advertising expenses totaled $181,336 and $12,755 for the three months ended January 31, 2019 and 2018, and $235,309 and $53,882 for the nine months ended January 31, 2019 and 2018, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring loss with a net loss of approximately $1,019,000 and $3,314,000 for the three and nine months ended January 31, 2019, respectively, and has a significant accumulated deficit of $37.1 million as of January 31, 2019. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

NOTE 3 - INVENTORIES

As of January 31, 2019 and April 30, 2018, inventories consisted of the following:

	January 31, 2019	April 30, 2018
	(unaudited)
Raw materials	$5,477,559	$8,803,685
Work in process	4,030,657	1,357,484
Finished goods	3,907,725	2,403,402
	$13,415,941	$12,564,571

NOTE 4 - PROPERTY AND EQUIPMENT

As of January 31, 2019 and April 30, 2018, property and equipment consisted of the following:

		January 31, 2019	April 30, 2018
Estimated Life		(unaudited)
Office equipment	3-10 Years	$103,192	$75,821
Auto and trucks	2-10 Years	617,001	660,926
Manufacturing equipment	2-20 Years	5,800,661	5,638,206
Buildings	5-20 Years	9,260,118	9,224,911
Construction in process		1,922,325	661,111
		17,703,297	16,260,975
Less: accumulated depreciation		(7,686,868)	(7,208,089)
		$10,016,429	$9,052,886

For the three months ended January 31, 2019 and 2018, depreciation expense totaled $315,964 and $320,878, of which $268,664 and $274,270 were included in cost of revenues, respectively, and of which $47,301 and $46,608 were included in general and administrative expenses, respectively. For the nine months ended January 31, 2019 and 2018, depreciation expense totaled $902,237 and $1,054,856, of which $757,941 and $897,938 was included in cost of revenues, respectively, and of which $144,297 and $156,918 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 5 - LAND USE RIGHTS

As of January 31, 2019 and April 30, 2018, land use rights consisted of the following:

		January 31, 2019	April 30, 2018
	Estimated Life	(unaudited)
Land use right	45 Years	$2,369,935	$2,507,726
Less: accumulated amortization		(553,129)	(543,120)
		$1,816,806	$1,964,606

In conjunction with our acquisition of Qufu Shengwang, we acquired land use rights for properties located in the PRC until March 14, 2054. For the three month periods ended January 31, 2019 and 2018, amortization expense related to land use rights amounted to $12,852 and $13,471, respectively. For the nine month periods ended January 31, 2019 and 2018, amortization expense related to land use rights amounted to $39,207 and $39,736, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related parties and revenue - related parties

As of January 31, 2019 and April 30, 2018, $2,287,466 and $2,576,944 in accounts receivable - related parties, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang, and Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended January 31, 2019 and 2018, we recorded revenue - related parties and cost of revenue – related parties of $1,086,794 and $1,591,329, $1,127,662 and $1,605,388, respectively, from Qufu Shengwang Import and Export and Pharmaceutical Corporation. For the nine months ended January 31, 2019 and 2018, we recorded revenue - related parties and cost of revenue – related parties of $ 3,206,484 and $1,858,709, $3,029,909 and $1,878,662, respectively, from Qufu Shengwang Import and Export and Pharmaceutical Corporation.

Due to related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the nine months ended January 31, 2019 and 2018, we received advances from related parties for working capital totaled $3,946,954 and $5,068,601, respectively, and we repaid to related parties a total of $2,923,479 and $3,251,990, respectively. In the three and nine months ended January 31, 2019 and 2018, interest expense related to due to related parties amounted to $35,855 and $25,945, and $101,546 and $71,135, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $743,196 (RMB5,000,000) and $1,189,114 (RMB8,000,000) from Pharmaceutical Corporation. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. As of January 31, 2019, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $2,947,333, $391,197 and $177,551, respectively. As of April 30, 2018, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $2,280,266, $103,169 and $175,781, respectively.

As of January 31, 2019 and April 30, 2018, due to (from) related parties activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2018	$2,280,266	$103,169	$175,781	$2,559,216
Working capital advances from related parties	3,521,805	413,917	11,232	3,946,954
Repayments	(2,793,209)	(130,270)	-	(2,923,479)
Effect of foreign currency exchange	(61,529)	4,381	(9,462)	(66,610)
Balance due to related parties, January 31, 2019	$2,947,333	$391,197	$177,551	$3,516,081

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of January 31, 2019 and April 30, 2018 totaled $2,658,517 and $2,284,379, respectively. As of January 31, 2019, prepaid expenses and other current assets includes $2,283,922 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $374,595 for business related employees' advances. As of April 30, 2018, prepaid expenses and other current assets includes $1,366,280 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $715,553 prepayment for employees' stock-based compensation and $202,546 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We will amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $715,553, $1,226,668, $1,226,669 and $511,110 as stock-based compensation expenses during the nine months of fiscal year 2019, fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively. We have not recorded any more stock-based compensation as prepaid compensation as of January 31, 2019.

During the third quarter of fiscal 2013, Qufu Shengwang paid Qufu Public Auction Center (the "Center") $610,751 as deposit for renewing the land use right. The deposit is required for the Center to appraise the land use right, which we do not know when we can receive the remaining refund. We received a total refund of $465,904 as of January 31, 2019 and the remaining balance of $145,370 and $153,720 has been classified to other long-term asset as of January 31, 2019 and April 30, 2018, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of January 31, 2019 and April 30, 2018:

Account	January 31, 2019	April 30, 2018
	(unaudited)
Accounts payable	$6,555,872	$9,169,871
Advanced from customers	13,640	44,488
Accrued salary payable	164,363	169,321
Tax payable	119,701	199,644
Deferred revenue	37,821	39,994
Other payable*	2,811,770	2,036,686
Total accounts payable and accrued expenses	$9,703,167	$11,660,004

* As of January 31, 2019, other payables consists of general liability, worker's compensation, and medical insurance payable of $589,177, consulting fee payable of $480,472, union and education fees payable of $288,368, interest payables for individual loans of $624,756, advances from employees of $366,199 and other miscellaneous payables of $462,798. As of April 30, 2018, other payables consists of general liability, worker's compensation, and medical insurance payable of $558,789, consulting fee payable of $312,782, union and education fees payable of $304,930, interest payables for short-term loans of $384,356, advances from employees of $210,115 and other miscellaneous payables of $265,714.

NOTE 9 - LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of January 31, 2019 and April 30, 2018, short-term loans consisted of the following:

	January 31, 2019	April 30, 2018
	(Unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2019, with an annual interest rate of 10%, renewed at October 6, 2018.	$32,819	$34,704
Loan from Jianjun Yan, non-related individual, due on October 6, 2019, with an annual interest rate of 10%, renewed at October 7, 2018 and accrued interest enrolled into debt principal of RMB880,880 ($131,482).	1,445,466	1,389,531
Loan from Jianjun Yan, non-related individual, due on March 31, 2019, with annual interest rate of 4%, renewed at April 1, 2018.	1,169,538	1,236,710
Loans from Jianjun Yan, non-related individual, due on demand, with free interest at January 27, 2018.	-	457,457
Loan from Junzhen Zhang, non-related individual, due on October 5, 2019, with an annual interest rate of 10%, renewed at October 6, 2018.	23,868	25,239
Loan from Jian Chen, non-related individual, due on January 26, 2020 and April 10, 2019, bearing an annual interest rate of 10%, with the principle amount of RMB847,000 ($126,352) and RMB330,000 ($49,228) at January 27, 2019 and April 11, 2018, respectively.	175,580	173,518
Loan from Qing Kong, non-related individual, due on March 6, 2019, with an annual interest rate of 10% at March 7, 2018, See Note 12.	72,201	76,348
Loan from Qing Kong, non-related individual, due on January 8, 2020, with an annual interest rate of 10% at January 9, 2019.	32,819	31,549
Loan from Guihai Chen, non-related individual, due on March 10, 2020, with an annual interest rate of 10% at March 11, 2019, See Note 12.	17,901	18,929
Loan from Guihai Chen, non-related individual, due on September 20, 2019, with an annual interest rate of 10%, renewed at September 21, 2018.	29,835	31,549
Loan Weifeng Kong, non-related individual, due on November 28, 2018, with an annual interest rate of 10% at November 29, 2017.	29,835	31,549
Loan Shidong Wang, non-related individual, due on March 7, 2019, with an annual interest rate of 4% at March 8, 2018, See Note 12.	1,551,428	1,640,534
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4%, renewed at March 9, 2018, See Note 12.	1,491,758	1,577,436
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4%, renewed at March 9, 2018, See Note 12.	1,491,758	1,577,436
Loan Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017.	1,596,182	-
Total	$9,160,988	$8,302,489

 Long-term loan payable
Long-term loans are payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of January 31, 2019 and April 30, 2018, long-term loans consisted of the following:

	January 31, 2019	April 30, 2018
	(Unaudited)
Loan Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017. (Reclassified from long-term loan to short-term loan on September 28, 2018)	$-	$1,687,857
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018.	432,610	-
Loan Xuxu Gu, non-related individual, due on August 15, 2020, with an annual interest rate of 4% at August 16, 2018.	507,198	-
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018.	298,352	-
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018.	1,491,758	-
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018.	1,342,582	-
Loan Guanghua Xia, non-related individual, due on December 31, 2020, with an annual interest rate of 4% at January 1, 2019.	417,692	-
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018.	1,342,582	-
Total:	$5,832,774	$1,687,857

For the three and nine months ended January 31, 2019 and 2018, interest expense related to short-term loans and long-term loans amounted to $171,705 and $126,138, and $488,641 and $316,578, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and nine months ended January 31, 2019 and 2018; we accounted for three reportable business segments - (1) natural sweetener (stevioside), (2) traditional Chinese medicines and (3) corporate and other. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2019 and 2018 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Revenues:
Chinese medicine - third parties	$713,905	$675,927	$2,020,026	$2,099,147
Chinese medicine - related parties	5,416	-	11,369	-
Total Chinese medicine	719,321	675,927	2,031,395	2,099,147

Stevioside - third parties	4,567,310	4,058,336	12,336,433	11,135,229
Stevioside - related parties	1,081,378	1,591,329	3,195,115	1,858,709
Total Stevioside	5,648,688	5,649,665	15,531,548	12,993,938
Total segment and consolidated revenues	$6,368,009	$6,325,592	$17,562,943	$15,093,085

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Interest (expense) income:
Chinese medicine	$266	$386	$995	$742
Stevioside	(207,474)	(152,055)	(589,969)	(387,670)
Total segment and consolidated interest expense	$(207,208)	$(151,669)	$(588,974)	$(386,928)
Depreciation and amortization:
Chinese medicine	$47,431	$33,531	$117,085	$170,961
Stevioside	281,385	300,818	824,359	1,032,021
Total segment and consolidated depreciation and amortization	$328,816	$334,349	$941,444	$1,202,982
Loss before income taxes:
Chinese medicine	$(5,879)	$(6,964)	$(122,686)	$(521,873)
Stevioside	(902,153)	(551,179)	(2,390,017)	(2,278,166)
Corporate and other	(110,698)	(314,667)	(801,707)	(1,021,871)
Total consolidated loss before income taxes	$(1,018,730)	$(872,810)	$(3,314,410)	$(3,821,910)

	January 31, 2019	April 30, 2018
Segment property and equipment:
Chinese medicine	$1,049,498	$1,129,884
Stevioside	8,966,931	7,923,002
Corporate and other	-	-
Total consolidated assets	$10,016,429	$9,052,886

NOTE 11 - CONCENTRATIONS

(i)    Customer Concentrations

For the three months ended January 31, 2019 and 2018, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the three months ended January 31, 2019		For the three months ended January 31, 2018
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd(1)	-	17.0%	-	25.2%
Shandong YidaTong Enterprise Co., Ltd	-	*	-	16.5%
Total	-	17.0%	-	41.7%

 For the nine months ended January 31, 2019 and 2018, customers accounting for 10% or more of the Company's revenue were as follows:

	Net Sales
	For the nine months ended January 31, 2019		For the nine months ended January 31, 2018
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Qufu Shengwang Import and Export Trade Co., Ltd (1)	-	18.2%	-	12.3%
Shandong YidaTong Enterprise Co., Ltd	-	*	-	10.6%
Total	-	18.2%	-	22.9%

(1)  Qufu Shengwang Import and Export Co., Ltd is a related party, an entity owned by Mr. Laiwang Zhang.
 *   This represents less than 10% of the Company's revenue for the three and nine months ended January 31, 2018.

(ii)    Vendor Concentrations

For the three months ended January 31, 2019 and 2018, suppliers accounting for 10% or more of the Company's purchases were as follows:

	Net Purchases
	For the three months ended January 31, 2019		For the three months ended January 31, 2018
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Jintudi Stevia Co., Ltd.	-	-	-	11.3%
Zhucheng Haotian Pharmaceutical Co., Ltd.	-	27.4%	-	*
Dongtai Zhongxin Stevia Corp.	-	18.1%	-	-
Total	-	45.5%	-	11.3%

For the nine months ended January 31, 2019 and 2018, suppliers accounting for 10% or more of the Company's purchases were as follows:

	Net Purchases
	For the nine months ended January 31, 2019		For the nine months ended January 31, 2018
	Chinese Medicine	Stevioside	Chinese Medicine	Stevioside
Dongtai Jintudi Stevia Co., Ltd	-	*	-	14.7%
Dongtai Yandun Stevia Corp.	-	*	-	12.7%
Zhucheng Haotian Pharmaceutical Co., Ltd.	-	14.9%	-	-
Dongtai Zhongxin Stevia Corp.	-	31.6%	-	-
Total	-	46.5%	-	27.4%

*  This represents less than 10% of the Company's purchases for the three and nine months ended January 31, 2019.

NOTE 12 - SUBSEQUENT EVENTS

 On March 7, 2019, we renewed the loan from Qing Kong, non-related individual, for the totally amount of RMB532,400 ($79,421), consisted of previous loan's principal amount of RMB484,000 ($72,201) and accrued interest of RMB48,400 ($7,220), with an annual interest rate of 10% and new due date of March 6, 2020.

On March 10, 2019, we renewed the loan from Guihai Chen, non-related individual, for the totally amount of RMB132,000 ($19,691), consisted of previous loan's principal amount of RMB120,000 ($17,901) and accrued interest of RMB12,000 ($1,790), with an annual interest rate of 10% and new due date on March 9, 2020.

On March 9, 2019, we renewed the loan from Shidong Wang, non-related individual, for the totally amount of RMB10,816,000 ($1,613,485), consisted of previous loan's principal amount of RMB10,400,000 ($1,551,428) and accrued interest of RMB416,000 ($62,057), with an annual interest rate of 4% and new due date on March 8, 2020.

On March 9, 2019, we renewed the loan from Xuxu Gu, non-related individual, for the totally amount of RMB10,800,000 ($1,611,099), consisted of previous loan's principal amount of RMB10,000,000 ($1,491,758) and accrued interest of RMB800,000 ($119,341), with an annual interest rate of 4% and new due date on March 8, 2021.

On March 9, 2019, we renewed the loan from Dadong Mei, non-related individual, for the totally amount of RMB10,800,000 ($1,611,099), consisted of previous loan's principal amount of RMB10,000,000 ($1,491,758) and accrued interest of RMB800,000 ($119,341), with an annual interest rate of 4% and new due date on March 8, 2021.

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

We also set up a new product line for Metformin, the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents, which are more effective than single use. It can also be used in patients with insulin therapy to reduce insulin consumption.

In fiscal 2018 and the first nine months of fiscal 2019, we have invested approximately $1,019,000 and $716,000, respectively, in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first being used for our production in the industry, such as the scraper with centrifuge and fluidized drying system.

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

OUR PERFORMANCE

 Our revenues totaled approximately $6,368,000 during the three months ended January 31, 2019, an increase of 0.7%, as compared with the same period in 2018, and our gross margin increased to 14.9% from 11.6%. Our total operating expenses in the three months ended January 31, 2019 increased by approximately $113,000, or 6.8% compared to the same period in 2018 primarily due to an increase of approximately $35,000, or 12.4% in research and development expenses and an  increase of approximately $129,000, or 21.8% in selling expense, offset by a decrease of approximately $2,000, or 100.0% in loss on disposition of property and equipment,  and a decrease of approximately $50,000, or 6.4% in general and administrative expense. Our net loss for the three months ended January 31, 2019 was approximately $1,019,000, compared to $873,000 in the same period in 2018.

Our revenues totaled $17,563,000 during the nine months ended January 31, 2019, an increase of 16.4% as compared with the same period in 2018, while our gross margin increased to 12.1% from 8.7%. Our total operating expenses in the nine months ended January 31, 2019 decreased by approximately $55,000 or 1.1% compared to the same period in 2018, primarily due to a decrease of approximately $246,000 or 9.8% in general and administrative expense, and a decrease of approximately $285,000, or 100% in loss on disposition of property and equipment, offset by an increase of $424,000 and $52,000, or 29.3% and 8.0% in selling expense and research and development, respectively. Our net loss for the nine months ended January 31, 2019 was approximately $3,314,000, a decrease of approximately $508,000, compared to the $3,822,000 in the same period in 2018.

Our operating performance for the three months ended January 31, 2019 was primarily driven by an increase of 6.4% from our sales in Chinese medicine segment and 12.5% increase from our stevia products in sales to the third party offset by a decrease of 32.0% from our stevia products in sales to the related parties. The sales to related parties for international customers accounted for 17.1% of our total stevioside sales in the three months ended January 31, 2019. Our operating performance for the nine months ended January 31, 2019 was primarily driven by an increase of 19.5% from our stevia products in sales revenue in our Stevioside segment offset by a decrease of 3.2% in sales revenue from our Chinese medicine segment. The sales to related parties for international customers accounted for 20.6% of our total stevioside sales in the nine months ended January 31, 2019.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2019 and 2018. The percentages represent each line item as a percent of revenues:

For the Three Months ended January 31, 2019
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$719,321	100.0%	$5,648,688	100.0%	$-	$6,368,009	100.0%
Cost of revenues	539,455	75.0%	4,879,114	86.4%	-	5,418,569	85.1%
Gross profit	179,866	25.0%	769,574	13.6%	-	949,440	14.9%
Research and development expenses	1,871	0.3%	317,876	5.6%	-	319,747	5.0%
Other operating expenses	184,578	25.7%	1,150,685	20.4%	110,698	1,445,961	22.7%
Other income (expenses)	703	0.1%	(203,165)	(3.6)%	-	(202,462)	(3.2)%
Loss before income taxes	$(5,879)	(0.8)%	$(902,153)	(16.0)%	$(110,698)	$(1,018,730)	(16.0)%

For the Three Months ended January 31, 2018
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$675,927	100.0%	$5,649,665	100.0%	$-	$6,325,592	100.0%
Cost of revenues	531,693	78.7%	5,057,083	89.5%	-	5,588,776	88.3%
Gross profit	144,234	21.3%	592,582	10.5%	-	736,816	11.7%
Loss on disposition of property and equipment	2,164	0.3%	266	0.0%	-	2,430	0.0%
Research and development expenses	1,387	0.2%	282,964	5.0%	-	284,351	4.5%
Other operating expenses	189,427	28.0%	862,335	15.3%	314,667	1,366,429	21.6%
Other income	41,779	6.2%	1,805	0.0%	-	43,584	0.7%
Loss before income taxes	$(6,964)	(1.0)%	$(551,179)	(9.8)%	$(314,667)	$(872,810)	(13.8)%

The following table summarizes our results from operations for the nine month periods ended January 31, 2019 and 2018.

For the Nine Months ended January 31, 2019
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$2,031,395	100.0%	$15,531,548	100.0%	$-	$17,562,943	100.0%
Cost of revenues	1,618,822	79.7%	13,818,210	89.0%	-	15,437,032	87.9%
Gross profit	412,573	20.3%	1,713,338	11.0%	-	2,125,911	12.1%
Research and development expenses	3,350	0.2%	699,533	4.5%	-	702,883	4.0%
Other operating expenses	534,809	26.3%	2,803,532	18.1%	801,707	4,140,048	23.6%
Other income (expenses)	2,900	0.1%	(600,290)	(3.9)%	-	(597,390)	(3.4)%
Loss before income taxes	$(122,686)	(6.0)%	$(2,390,017)	(15.4)%	$(801,707)	$(3,314,410)	(18.9)%

For the Nine Months ended January 31, 2018
	Chinese Medicine		Stevioside		Corporate and other	Consolidated
Total revenues	$2,099,147	100.0%	$12,993,938	100.0%	$-	$15,093,085	100.0%
Cost of revenues	1,720,361	82.0%	12,067,132	92.9%	-	13,787,493	91.3%
Gross profit	378,786	18.0%	926,806	7.1%	-	1,305,592	8.7%
Loss on disposition of property and equipment	253,890	12.1%	31,260	0.2%		285,150	1.9%
Research and development expenses	2,330	0.1%	648,324	5.0%	-	650,654	4.3%
Other operating expenses	560,326	26.7%	2,379,479	18.3%	1,021,871	3,961,676	26.3%
Other expenses	(84,113)	(4.0)%	(145,909)	(1.1)%	-	(230,022)	(1.5)%
Loss before income taxes	$(521,873)	(24.9)%	$(2,278,166)	(17.5)%	$(1,021,871)	$(3,821,910)	(25.3)%

Revenues

Total revenues in the three months ended January 31, 2019 increased by approximately 0.7%, as compared to the same period in 2018. Stevioside revenues, which accounted for 88.7% and 89.3% of our total revenues in the three months ended January 31, 2019 and 2018, respectively, decreased by only $977 or 0.02%, while Chinese medicine revenues increased by approximately $43,000 or 6.4%.

Within our Stevioside segment, revenues from sales to third parties increased by 12.5% while sales to the related parties decreased by 32.0% in the three months ended January 31, 2019, as compared to the same period in 2018, primarily due to an increasing demand from the domestic market and the results of our effort to increase sales. We have been trying to develop our domestic market in this fiscal year. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. We started to outsource our exporting business to Yi-Da Tong, which is a third party export agent since March 2016. Revenues from the sales in the third parties increased from 74.8% to 82.9% of our total revenue in the three months ended January 31, 2019, as compared to the same period in 2018. While the adoption rate for stevia in the food and beverage sector has been slower than expected, we sold 151 metric tons and 140 metric tons of stevioside for the three months ended January 31, 2019 and 2018, respectively. Our low grade stevia products, Stevioside and A3-97, accounted for approximately 23.9% and 21.9% of our total Stevioside segment revenue in the three months ended January 31, 2019.

Total revenues in the nine months ended January 31, 2019 increased by 16.4% as compared to the same period in 2018.  Stevioside revenues, which accounts for 88.4% and 86.1% of our total revenues in the nine months ended January 31, 2019 and 2018, respectively, increased by 19.5%, while Chinese medicine revenues decreased by approximately $68,000 or 3.2%. During the nine months ended January 31, 2019, within our Stevioside segment, our sales volume increases to approximately 390 metric tons, a 11.9% increase; the average unit price of our stevia products was decreased by 5.0% as to stay ahead of competition and to gain market share, as compared to the same period in 2018. Stevioside revenues from sales to third parties increased by 10.8% and sales to the related parties increased by 71.9% in the nine months ended January 31, 2019, as compared to the same period in 2018. We generated approximately $1,495,000 and $1,229,000 in revenue from producing over 23.0 metric tons and 16.4 metric tons of A3-99 and A3-98 in the nine months ended January 31, 2019 and 2018, respectively. The revenue of the customized orders for restructuring by enzyme based on our Stevioside products accounted approximately $1,425,000 in the nine months ended by January 31, 2019, increased by 28.9%, as compared to the same period in 2018. We also generated revenue from the sale of our new products that were developed in this year. The sales of Metformin in Stevioside segment was approximately 133 metric tons and 467 metric tons, $634,000 and $2,082,000 in the three and nine months ended January 31, 2019, respectively.

The sales in Chinese Medicine segment approximately 265.9 metric tons for the nine months ended January 31, 2019, which decreased by 8.8%, as compared to the same period in 2018, while sales amount decreased by 3.2%. We have more than 225 products in the Chinese Medicine segment, and their prices fluctuate depending on the market. We expect demand to increase in the future as we expand our client base, however, we are not able to quantify this future increase.

Our unit sale price of stevioside series products fluctuated from month to month in the three and nine months ended January 31, 2019, which was mainly affected by the market environment; the average unit sale price decreased by approximately 11.9% and 5.0% compared to the same period in 2018, respectively. Facing challenges due to competitive pricing and difficulties sourcing raw materials for fiscal year 2019, the market prices of stevioside, products were impacted by strong price competition among Chinese manufacturers. We anticipate the price of stevia leaves, the raw material we use to produce our stevioside series products, will continue to increase in the near future based on data available to us and we purchase stevia leaves in bulk.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended January 31, 2019 decreased by 22.0%, compared to the same period in 2018, reflecting the lower cost of sales to related party. Cost of revenues in the nine months ended January 31, 2019 increased by 65.5%, compared to the same period in 2018, reflecting the higher total revenue in this period of 2019. Cost of revenues as a percentage of revenues decreased from 88.4% to 85.1%, and 91.3% to 87.9%, during the three and nine months ended January 31, 2019 and 2018, respectively.

Our consolidated gross margin for the three months ended January 31, 2019 was 14.9%, as compared to 11.6% in the same period in 2018.  The consolidated gross margin for the nine months ended January 31, 2019 increased to 12.1%, compared to 8.7% for the same period in 2018. Gross margin in Stevioside segment increased from10.5% to 13.6%, and 7.1% to 11.0%, for the three and nine months ended January 31, 2019, comparing the same period in 2018, respectively, which was primarily due to the improvements in efficiency of our production line to offset the higher raw material costs.

Gross margin in Chinese Medicine segment increased from 21.3% to 25.0%, and from 18.0% to 20.3% in the three and nine months ended January 31, 2019, compared to the same period in 2018, respectively. We believe that the slower market movement for Chinese veterinary medicines seen in prior periods has stabilized and the market has improved. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods.

Selling Expenses

For the three months ended January 31, 2019, we had an increase of approximately $129,000, or 21.8% in selling expenses, as compared to the same period in 2018. The increase was primarily due to the approximately $169,000 increase in advertising, $13,000 increase in salary and wages, $5,000 increase in office expense and $5,000 increase in miscellaneous expense, offset by approximately $43,000 decrease in promotion expense, $11,000 decrease in commission and $9,000 decrease in shipping and freight in the three months ended January 31, 2019.

For the nine months ended January 31, 2019, we had an increase of approximately $424,000, or 29.3% in selling expenses, as compared to the same period in 2018. The increase was primarily due to the increase of approximately $120,000 in promotion and marketing expenses, $181,000 increase in advertising expenses, $74,000 increase in office expense, $50,000 increase in US warehouse expense, $16,000 increase in travel and entertainment expenses and $13,000 increase in local tax for sales related, offset by a decrease of $8,000 in salary and wage, $13,000 decrease in commission and $9,000 decrease in shipping and freight in the nine months ended January 31, 2019.

General and Administrative Expenses

Our general and administrative expenses for the three months ended January 31, 2019 decreased by approximately $50,000, or 6.4% from the same period in 2018. The decrease was primarily due to a decrease of approximately $204,000 in employees' stock base compensation, $15,000 decrease in depreciation and amortization expenses, $12,000 decrease in consulting and service expense, $6,000 decrease in travel, meals and entertainment expenses and $34,000 decrease in office expense, offset by $81,000 increase in salary and wage expenses, $13,000 increase in repairs and maintenance fee, $3,000 increase in telephone fee, $16,000 increase in auto expense, an increase of $14,000 in insurance expense, $44,000 increase in marketing expense, $39,000 increase in bad debt expense and $11,000 increase in miscellaneous expense in three months ended January 31, 2019.

Total general and administrative expenses for the nine months ended January 31, 2019 decreased by approximately $246,000, or 9.8% from the comparable period in 2018. The decrease was primarily due to approximately $204,000 in employees' stock base compensation,  $148,000 decrease in depreciation and amortization expenses, $91,000 decrease in repairs and maintenance fee since the disposition of property and equipment at the end of fiscal year 2018, $15,000 decrease in auto expense, $64,000 decrease in other tax expense and $23,000 decrease in travel, meals and entertainment expenses, offset by an increase of $50,000 in insurance expense, $142,000 increase in marketing expense, $15,000 increase in office expense, $18,000 increase in product testing expense, $69,000 increase in salary and wage expenses and $5,000 increase in miscellaneous expense in the nine months ended January 31, 2019.

Research and Development Expense

For the three months ended January 31, 2019, our research and development expenses amounted to approximately $320,000, as compared to $284,000 for the same period in 2018. The increase of $35,000 was primarily due to more spending on the cost of materials for research and development in the three months ended January 31, 2019. For the nine months ended January 31, 2019, our research and development expenses amounted to approximately $703,000, as compared to $651,000 for the same period in 2018. The increase of $52,000 was primarily due to the increase in spending for third party technical consulting fees in the nine months ended January 31, 2019.

 Other Income (Expenses)

For the three months ended January 31, 2019, other expense, net of other income, amounted to approximately $202,000, an increase of $246,000 as compared to the other income, net of other expense, amounted to approximately $44,000 for the three months ended January 31, 2018. The increase of other expenses was primarily attributable to an increase of other expense of approximately $190,000, an increase of interest expense – related parties of approximately $10,000, and an increase in interest expense in the increased amount of approximately $46,000.

For the nine months ended January 31, 2019, other expense, net of other income, amounted to approximately $597,000, an increase of $367,000 as compared to the other expense, net of other income, amounted to approximately $230,000 for the nine months ended January 31, 2018. The increase was primarily attributable to an increase of interest expense – related parties of approximately $30,000, an increase of interest expense of $172,000, and other expense in the increased amount of approximately $165,000.

Net Loss

Net loss for the three and nine months ended January 31, 2019 was approximately $1,019,000 and $3,314,000, compared to $873,000 and $3,822,000 for the three and nine months ended January 31, 2018, respectively. The decrease was primarily due to increase in revenues, hence increase in gross profit with lower operating expenses mainly due to lower general and administrative expenses we discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2019, we had working capital deficit of approximately $986,000, including cash of approximately $156,000, as compared to working capital deficit of approximately $482,000, including cash of approximately $1,101,000, at April 30, 2018. The approximate $945,000 decrease in our cash at January 31, 2019 from April 30, 2018 is primarily attributable to net cash used in operating activities and net cash used in investing activities for the purchase of property and equipment to improve our productivity offset by net cash provided by financing activities from loans. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt financing, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $926,000 during the nine months ended January 31, 2019, as a result of the decrease in accounts receivable from both the third parties and related parties as of January 31, 2019. The days for sales outstanding in accounts receivable increased to 29 days as of January 31, 2019, as compared to 18 days as of April 30, 2018. The days for sales outstanding in accounts receivable for third party sales increased to 20 days as of January 31, 2019, as compared to 14 days as of April 30, 2018.  We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in the remainder of fiscal 2019.

Inventories at January 31, 2019, net of reserve for obsolescence, totaled approximately $13,416,000, as compared to $12,565,000 as of April 30, 2018. The slightly higher procurements of raw materials was still enough to meet our anticipated increase in demands since demands are raising slower than we originally anticipated.

Our accounts payable and accrued expenses were approximately $9,665,000 at January 31, 2019, a decrease of approximately $1,995,000 from April 30, 2018. We predicted the price of raw material will be increased based on information available to us and we increased in procurements of raw materials volume during the nine months ended January 31, 2019. This inventory has not yet been sold, partly due to the market demand not raising as much as we predicted, however the higher inventory balance will prepare us for our anticipated upcoming increase in demand.

Loans payable at January 31, 2019 and April 30, 2018 totaled approximately $14,994,000 and $9,990,000, respectively. These loans payable consisted of short-term loans of approximately $9,161,000 (RMB61,410,680) and long-term loans of $5,833,000 (RMB39,100,000) from multiple non-related individuals, which bear annual interest rates of 4 - 10%.  The maturity dates of the loans payable at January 31, 2019 range from March 6, 2019 to December 31, 2020. During the nine months ended January 31, 2019, the Company repaid approximately $430,000 of the prior year's loans payable and borrowed new loans amounting to $5,788,000.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $6,690,000 during the nine months ended January 31, 2019, as compared to net cash used in operating activities of $2,443,000 in the same period in 2018.  The increase of  cash used in operating activities was primarily due to a net loss of approximately $3,314,000 adjusted and offset by non-cash items such as depreciation and amortization expenses of approximately $941,000, stock issued for employees' compensation of $716,000, $504,000 decrease in accounts receivable, $148,000 decrease in accounts receivable-related parties, offset by $1,522,000 increase in inventories, $1,227,000 increase in prepaid expense and other current assets, $2,867,000 decrease in accounts payable and accrued expenses, and $69,000 decrease in taxes payable.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities amounted to approximately $716,000 during the nine months ended January 31, 2019 due to capital expenditures for property and equipment.

Net cash used in investing activities amounted to approximately $706,000 during the nine months ended January 31, 2018 due to capital expenditures for property and equipment of approximately $708,000, offset by the proceeds received from disposal of equipment of approximately $2,000.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities amounted to approximately $6,382,000 in the nine months ended January 31, 2019, primarily consisted of proceeds from multiple non-related individual short-term and long-term loans of $5,788,000 and advances received from related parties of approximately $3,947,000, offset by repayment of short-term loans of $429,000 and repayment of related party advances of approximately $2,923,000.

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

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2019.

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

	January 31, 2019		April 30, 2018
Country:
United States	$98,506	63.3%	$696	*
China (PRC)	57,188	36.7%	1,100,052	100.0%
Total cash and cash equivalents	$155,694	100.0%	$1,100,748	100.0%
* Less than 0.1%

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2019.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of January 31, 2019 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended January 31, 2019. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended January 31, 2019 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2019 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 15, 2019	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 15, 2019	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer