Form 10-K
period 2019-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2019-08-13
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 000-53595

SUNWIN STEVIA INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)

NEVADA	56-2416925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 SHENGWANG AVE., QUFU, SHANDONG, CHINA	273100
(Address of principal executive offices)	(Zip Code)

(86) 537-4424999
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
None	SUWN	Not applicable
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value on October 31, 2018 was $5,118,855.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 12, 2019, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2018 is referred to as "fiscal 2018", the fiscal year ended April 30, 2019 is referred to as "fiscal 2019", and the coming fiscal year ending April 30, 2020 is referred to as "fiscal 2020."

When used in this report, the terms:
-	"Sunwin", "we", "us" and the "Company" refers to Sunwin Stevia International, Inc., a Nevada corporation formerly known as Sunwin Neutraceuticals International, Inc., and our subsidiaries;
-
"Sunwin Tech" refers to our wholly owned subsidiary Sunwin Tech Group, Inc., a Florida corporation, which was closed on April 30, 2018 and all of its assets and liabilities were transferred to the Company;

-	"Qufu Natural Green" refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;
-
"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company which was previously Sunwin Stevia International Corp., "Sunwin Stevia International" a Florida corporation, a 100% owned subsidiary converted to Sunwin USA in May 2009;

-
"Qufu Shengwang" refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owned a 100% interest in Qufu Shengwang. On July 30, 2019, Qufu Natural Green sold its 100% interest of Qufu Shengwang to a third party; and

-	"Qufu Shengren" refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green.

We also use the following terms when referring to certain related parties:
-	Mr. Laiwang Zhang, Chairman and a principal shareholder of our company;
-	"Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang;
-	"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and
-	Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd.

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

We sell stevioside, a natural sweetener, and other pharmaceutical productions, such as Metformin. Substantially all of our operations are located in the People's Republic of China (the "PRC"). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers. Our operations are organized into two operating segments related to our product lines:

-	Stevioside; and
-	Corporate and other.

STEVIOSIDE SEGMENT

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. For the fiscal years ended April 30, 2019 and 2018, our Stevioside segment generated revenues of $18.2 million and $19.1 million, representing 87% and 100% of our total consolidated revenues, respectively.

The stevia glycosides are extracted from the leaves of the stevia rebaudiana plant of the Aster/Chrysanthemum family. The sweetness of the stevia leaves is caused by eight glycosides contained within the leaves including stevioside, rebaudioside A, C, D, E and F, steviolbioside and dulcoside A. Stevioside is the most abundant of these components and the main cause for the sweetness of the stevia leaves. Stevioside, rebaudiosides A and C as well as dulcoside A are known as the four most important steviol glycosides. Rebaudioside A is the sweetest and least bitter ingredient among the four. The higher purity of rebaudioside A brings better sensory attributes of the sweetener products.

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

The ongoing advocacy to eliminate the European Union's (EU) ban on the consumption of stevia was confirmed by the European Commission in November 2011. The European Stevia Research Center and the European Stevia Association are EU based organizations that focus on stevioside research and the elimination of the EU's ban on the consumption of stevioside.  These organizations have determined that stevia is safe for use in foods.  In addition, in June 2007, the Joint Expert Committee on Food Additives concluded that steviol glycoside showed no adverse effects and was stable for use in food and acidic beverages under normal conditions and in June 2008 extended its recommendation for acceptable daily intake of up to 4 mg per kg body weight per day.

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

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor of foreign trade companies. Our top 10 customers accounted for 53.8% of our sales in the Stevioside segment for the fiscal year ended April 30, 2019. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd., a related party, accounted for 21.2% and 31.4%, respectively, of our stevioside sales for the fiscal years ended April 30, 2019 and 2018. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

Since January 2014, our facilities have the capability of producing A3-99 stevia products, which is the highest quality stevioside extracts produced in the world and are used in the pharmaceutical and food industries. We sold 6.1 metric tons of A3-99 each year and generated approximately $461,000 and $504,000 in revenue from producing A3-99 in the fiscal years ended April 30, 2019 and 2018, respectively.

Since fiscal 2014, our facilities have the capability of producing Enzyme treated stevia, which is one of the most advanced types of steviosides produced in the world for use in the food and beverage industries. We generated approximately $2,249,000 and $2,455,000 in revenue from producing over 62.3 metric tons and 45.9 metric tons of Enzyme treated stevia in the fiscal years ended April 30, 2019 and 2018, respectively.

In the fiscal years ended April 30, 2018 and 2019, we have invested a total of $2.0 million for the two years, to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment and a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as a scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

We set our production schedules based on the market demands and our capacity. Our total stevioside production capacity is approximately 1,200 metric tons annually, which we believe is sufficient to meet demand.  For the fiscal year ended April 30, 2019, we manufactured approximately 1,075 metric tons of stevioside, an increase of 131 metric tons from the prior year, to better supply the market demand.

Competition

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

We are one of the few steviosin manufacturers that are GMP certified and granted with a drug approval number. We believe that the combination of eligibility to supply pharmaceutical ingredients and capability for stevia extraction provides us with a competitive advantage compared to our competitors, most of whom are either not eligible to supply pharmaceutical ingredients or not experienced in large-scale stevia extraction.

NEW PRODUCT DEVELOPMENT

We engage in new product developments through our internal research facilities, industry consultants and specialists to provide research and development for the planting of stevia plants, the development of biological methods to improve lower-grade stevia product to higher grade stevia and applying biological method to change the taste of stevia to meet market demand.  We are in partnership with a number of research facilities in the PRC including:

-	We are working with a Jiangsu enzyme preparation company, to provide research and development for some of the enzyme modification products in order to produce better tasting products; and
-	Shandong Chinese Medicine University.

We pay for the use of these facilities on an as needed basis and the costs are included in our research and development expenses. For the fiscal years ended April 30, 2019 and 2018, we spent approximately $982,000 and $842,000, respectively, on research and development.

For the fiscal years ended April 30, 2019 and 2018, we have invested over $2.0 million in total for the two years to purchase new manufacturing equipment for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

In fiscal 2018 and fiscal 2019 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents, which are more effective than single use. It can also be used in patients with insulin therapy to reduce insulin consumption. The sales value of Metformin has been growing since Metformin entered China in 1999.

In fiscal 2018 and fiscal 2019, we have invested approximately a total of $1.1 million in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first being used for our production in the industry, such as the scraper with centrifuge and fluidized drying system. In fiscal 2019, we have been producing Metformin at a trial capacity to test the market and determine if this is a suitable product to be added to our operation.

While we were able to market and sale our Metformin products, with our current overhead and associated expenses, its profit margin has not been as lucrative as we had projected, our Metformin production line has been operating at a net loss in fiscal 2019. On July 10, 2019, we entered into a management agreement with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line for 30 years using the Company's facility in Qufu. Under the terms of this agreement, Ms. Yuan will operate the Metformin production line independently from Sunwin assuming all of its profits and liabilities and will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (Approximately $436,047).

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

To protect our proprietary rights outside the PRC we generally rely on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. We do not have any similar agreements with any of our employees or consultants in the PRC. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. In the past, three of our products have been copied by our competitors. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

GOVERNMENT REGULATION

Our business and operations are primarily located in the PRC. We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection by the State Food and Drug Administration of China ("SFDA") with respect to the manufacturing and distribution of steviosides. In addition, we are licensed by the Shandong Provincial Government to manufacture stevioside. We believe we are in compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province. In addition, our operations must conform to general governmental regulations and rules for private (non-state owned) companies doing business in China.

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

OUR CORPORATE HISTORY

We were incorporated in Nevada in August 1987 under the name Network USA, Inc. for the purposes of completing a merger or other business combination with an operating entity. Effective on April 30, 2004, we acquired 100% of the issued and outstanding shares of Sunwin Tech from its stockholders in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. Prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu Natural Green from Pharmaceutical Corporation, a company controlled by Mr. Laiwang Zhang, our President and Chairman.

In July 2004 following the transaction with Sunwin Tech, we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc.

In February 2006, we acquired the remaining 20% of Qufu Natural Green. On November 18, 2008, Qufu Natural Green completed its acquisition of 60% interest of Qufu Shengwang. In March 2009, Qufu Natural Green completed its acquisition of 100% interest of Qufu Shengren.

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

In April 2012 we changed our corporate name to Sunwin Stevia International, Inc.

In August 2012, the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541, the purchase included the product development and supply chain for OnlySweet.

On April 30, 2018, the Company decided that it was in its best interest to discontinue and close Sunwin Tech since it ceased operations four year ago. All assets and liabilities owned by Sunwin Tech, including the equity ownership of Qufu Natural Green transferred to and is assumed by Sunwin Stevia International, Inc.

On July 10, 2019, our wholly owned subsidiary Qufu Shengren entered into a management agreement with Ru Yuan, an unaffiliated individual (the "Contractor") to contract out the operation of the metformin production line for the term of 30 years.  In accordance with the agreement, the Contractor will be responsible for all expenses and overhead related to the operation of this production line, including employee payroll, benefits, utilities and etc., and pay an annual contract fee of RMB3,000,000 (approximately $436,047) to Qufu Shengren.

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's due to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019.

EMPLOYEES

As of August 10, 2019, we have 277 full time employees. The number of employees excludes employees of discontinued operations. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

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

RISKS RELATED TO OUR COMPANY

FOR THE FISCAL YEAR ENDED APRIL 30, 2019, WE INCURRED NET LOSS OF $4.9 MILLION, WE CANNOT ASSURE YOU THAT OUR LOSSES WILL NOT CONTINUE, AND WE BELIEVE THAT THESE MATTERS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR THE NEXT TWELVE MONTHS FROM THE ISSUANCE DATE OF THIS REPORT.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in our accompanying consolidated financial statements, we have incurred a net loss of approximately $4,908,000 for the fiscal year ended April 30, 2019. The net cash used in continuing operations were approximately $5,875,000 for the fiscal year ended April 30, 2019. Additionally, we have an accumulated deficit of $38.7 million as of April 30, 2019, the cash balance and revenues generated are not currently sufficient and cannot be projected to cover the operating expenses for the next twelve months from the date of this report.  Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending April 30, 2020 without raising additional funds through debt and/or equity capital financings.

We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from third parties, related parties and bank loans, there is no assurance that we will be able to continue to do so and on satisfactory terms and conditions. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

Our independent auditors have indicated in their report on our April 30, 2019 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We have a significant accumulated deficit, incurred recurring losses and generated negative cash flow from operating activities. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent on our ability to ultimately achieve profitable operations, or become cash flow positive, or raise additional capital from debt and or equity.  However, we cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional capital and or if any will be available to us on satisfactory terms and conditions.

WE ARE DEPENDENT ON OUR PRESIDENT AND THE LOSS OF HIS SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are dependent upon the services of Mr. Laiwang Zhang, our president and chairman of the board of directors, for the continuing growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. We do not have an employment agreement with Mr. Zhang. We also have done business with several companies which are affiliated with Mr. Zhang as described later in this report under "Certain Relationships and Related Party Transactions."  Although we have no reason to believe that Mr. Zhang would discontinue his services with us, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

OUR OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION. IF WE FAIL TO COMPLY WITH THE APPLICABLE REGULATIONS, OUR ABILITY TO OPERATE IN FUTURE PERIODS COULD BE IN JEOPARDY.

We are subject to state and local environmental laws related to certification of water release. We are subject to registration and inspection under the PRC Food Safety Laws by the SFDA with respect to the manufacturing and distribution of steviosides. We are also licensed by the Shandong Provincial Government to manufacture stevioside. While we are in substantial compliance with all provisions of these laws, inspections and licenses and have no reason to believe that any licenses will not be renewed as required by the applicable rules of the PRC Central Government and the Shandong Province, any non-renewal of these licenses could result in the cessation of our business activities. In addition, any change in those laws and regulations could impose costly compliance requirements on us or otherwise subject us to future liabilities.

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSLATIONS CAN MATERIALLY IMPACT OUR INCOME (LOSS) FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange translations are included in the Company's comprehensive loss on the consolidated statements of operations. The loss from the foreign exchange translation was approximately $556,000 and the gain from the foreign exchange translation was approximately $903,000 for the fiscal years ended April 30, 2019 and 2018, respectively. The recording of these non-cash gain and loss, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

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

THERE ARE SIGNIFICANT UNCERTAINTEIS UNDER THE DRAFT FOREIGN INVESTMENT LAW RELATING TO THE STATE OF BUSINESS IN CHINA CONTROLLED BY FOREIGH INVESTED ENTERPRISES PRIMARILY THROUGH CONTRACTUAL ARRANGEMENTS, SUCH AS OUR BUSINESS.

 On March 15, 2019, MOFCOM published the PRC Law on Foreign Investment, which will be implemented on Janurary 1, 2020. At the same time, MOFCOM published an accompanying explanatory note of the Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The draft Foreign Investment Law utilizes the concept of "actual control" for determining whether an entity is considered to be a foreign-invested enterprise, and defines "control" broadly to include, among other things, voting or board control through contractual arrangements.

 The Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either "restricted" or "prohibited" in a "negative list." Because the negative list has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The draft Foreign Investment Law also provides that only FIEs operating in industries on the negative list will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIE's operating in industries on the negative list may not be able to continue to conduct their operations through contractual arrangements. It states that entities established in China but controlled by foreign investors will be treated as foreign-invested enterprises, while entities set up outside of China which are controlled by PRC persons or entities, would be treated as domestic enterprises after completion of market entry procedures.

There is substantial uncertainty regarding the Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. While such uncertainty exists, we cannot assure you that the new foreign investment law, when it is adopted and becomes effective, will not have a material and adverse effect on our ability to conduct our business through our contractual arrangements.

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

IF WE BECOME DIRECTLY SUBJECT TO SCRUTINY, CRITICISM AND NEGATIVE PUBLICITY INVOLVING U.S.-LISTED CHINESE COMPANIES, WE MAY HAVE TO EXPEND SIGNIFICANT RESOURCES TO INVESTIGATE AND RESOLVE THE MATTER WHICH COULD HARM OUR BUSINESS OPERATIONS, STOCK PRICE AND REPUTATION.

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

THE DISCLOSURES IN OUR REPORTS AND OTHER FILINGS WITH THE SEC AND OUR OTHER PUBLIC PRONOUNCEMENTS ARE NOT SUBJECT TO THE SCRUTINY OF ANY REGULATORY BODIES IN THE PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosures in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

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

Although we are a U.S. company, substantially all of our business and operations are conducted in the PRC. We are a party to certain material contracts, including the leases for the facilities used by our stevioside business. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have yet to experience any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot assure you that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of these hypothetical future events could have on our company.

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

At August 12, 2019 we had 199,632,803 shares of common stock outstanding, of which approximately 77,755,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, including Qufu Natural Green and Qufu Shengren facilities which were moved from 6 Youpeng Road of Qufu City to Shuyuan Economic Zone since the fiscal year ended April 30, 2016.

Qufu Shengren occupies approximately 354,000 square feet of land at no cost pursuant to a land lease agreement with Qufu Shengwang that expires on July 31, 2049.  Located on this land is a 215,000 square feet of manufacturing facility we are converting to a high grade stevioside production facility and warehouse facility.

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

	High	Low
Fiscal 2019
May 1, 2018 through July 31, 2018	$0.08	$0.04
August 1, 2018 through October 31, 2018	$0.06	$0.03
November 1, 2018 through January 31, 2019	$0.10	$0.01
February 1, 2019 through April 30, 2019	$0.08	$0.04

Fiscal 2018
May 1, 2017 through July 31, 2017	$0.12	$0.02
August 1, 2017 through October 31, 2017	$0.12	$0.06
November 1, 2017 through January 31, 2018	$0.12	$0.05
February 1, 2018 through April 30, 2018	$0.10	$0.05

On August 12, 2019, the last reported sale price of the common stock on OTC Markets was $0.07 per share, and there were 752 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended April 30, 2019 and 2018 should be read in conjunction with the consolidated financial statements and footnotes, and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside and other stevia derived products. Stevioside is a natural zero calorie sweetener extracted from the leaf of the stevia plants. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During the fiscal years ended April 30, 2019 and 2018, our continuing operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Corporate and other.

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

In the fiscal years ended April 30, 2019 and 2018, we have invested a total of approximately $2.0 million for the two years to purchase new manufacturing equipment for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as scraper with centrifuge and fluidized drying system.

In fiscal 2018 and fiscal 2019 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents. It can also be used in patients with insulin therapy to reduce insulin consumption.

In fiscal 2018 and fiscal 2019, we have invested approximately a total of $1.1 million in this new facility. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first being used for our production in the industry, such as the scraper with centrifuge and fluidized drying system. In fiscal 2019, we have been producing Metformin at a trial capacity to test the market and determine if this is a suitable product to be added to our operation.

While we were able to market and sale our Metformin products, with our current overhead and associated expenses, its profit margin has not been as lucrative as we had projected, our Metformin production line has been operating at a net loss in fiscal 2019. On July 10, 2019, we entered into a management agreement with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line for 30 years. Under the terms of this agreement, Ms. Yuan will operate the Metformin production line independently from Sunwin assuming all of its profits and liabilities, including employee payroll, benefits, utilities and etc., and will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,047).

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's due to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019.

Stevioside segment

Stevioside and rebaudioside are all natural low calorie sweeteners extracted from the leaves of the stevia rebaudiana plant.  Stevioside is a safe and natural alternative to sugar for people needing low sugar or low calorie diets.  Stevioside can be used to replace sugar in beverages and foods, including those that require baking or cooking where synthetic chemical based sweetener replacements are not suitable. Currently the most common usage of stevia is in beverage products, years of research have led to a gradual decrease of the bitterness in stevia products, especially when used in beverages with fruity flavors.

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

In our recent years, we have also obtained various other certification and qualifications to better meet the demand of our customers. We now offer an organic line of stevia products, and have received Kosher, Halal and Gras certification for certain products.

Our Performance

Our revenues totaled $20.8 million in the fiscal year ended April 30, 2019, an increase of 8.9% as compared to the fiscal year ended April 30, 2018, but our gross margin decreased to 7.6% from 8.5% primarily due to our effort to expand our shares in both domestic and international markets and we sold some products at lower sales prices than their costs to secure the market share. Our total operating expenses in the fiscal year ended April 30, 2019 increased by approximately $81,000 or 1.5% compared to the fiscal year ended April 30, 2018 primarily due to an increase of approximately $395,000 or 25.6% in selling expenses, an increase of approximately $139,000 or 16.6% in research and development expenses, and offset by a decrease of approximately $46,000 or 100.0% in loss on disposal of property and equipment and a decrease of approximately $407,000 or 13.4% in general and administrative expenses. Our net loss from continuing operations for the fiscal year ended April 30, 2019 was $4.7 million, compared to $4.2 million in the fiscal year ended April 30, 2018.

Our operating performance for the fiscal year ended April 30, 2019 was primarily driven by an increase of 8.9% in sales revenue from our new products in Metformin, and a 8.8% increase in sales to third parties, and an increase in sales to related party customers of approximately 9.4%.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for the fiscal year ended April 30, 2019. The increase of revenue in Stevioside segment is primarily due to an increasing demand from the developing domestic and international market. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, not only in the U.S. and EU markets but also in our domestic market. For the fiscal year ended April 30, 2019 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Currently there is a world-wide movement of lowering sugar intake, and more and more consumers are becoming aware of the health benefits associated with reduction of sugar intake. According to research data, 40% of Chinese consumers stated that they "will not mind paying more for food and beverages with more natural ingredients" and 80% of the interview consumers express a goal of "having a healthier diet". We believe in this search of a more natural and healthy diet and lifestyle, natural sweeteners such as stevia will become the mainstream sweetener in the food and beverage markets.

Some of the recent favorable observations related to the stevia markets includes:

-
Chinese domestic food and beverages, particularly herbal tea manufacturers and the pharmaceutical industry, have increased the use of steviosides, and new health awareness trends have also resulted in some new governing laws supporting the growth of this industry;

-	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia;
-	Comparing 2018 to 2011, the usages of stevia in food products shows a 25.6% growth, and in beverage products shows a 34.6% growth; and
-	Stevia has been growing in popularity in the last 10 years throughout all the global markets.

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2019 and 2018. During the fiscal years ended April 30, 2019, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. With this being a product gaining large market shares in China, in the recent years we have seen many competitors entering the market. These new competitors use lower pricing as their effort to gain market share as they initially entering the market, thus driving down the average prices for stevia products. We expect the pressure from pricing competition to continue in fiscal 2020. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will also continue to increase in fiscal 2020 since the demand for raw material is also increasing as the market grows.

We intend to make adjustments internally in order to better operate in this market; our goal is to increase sales and develop new client bases through our marketing effort, decrease our production expenses while maintaining the stability and quality of our products, and decrease our overall expenditures. We believe while there are challenges and risks in this market, our high quality high grade product and the formulations developed by our internal research and development team differentiates us from other competitors and our efforts will lead to sustainable growth in the near future.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the fiscal year ended April 30, 2019 and 2018.  The percentages represent each line item as a percent of revenues:

For the Fiscal Year Ended April 30, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$18,162,702	100.0%	$2,687,743	100.0%	$20,850,445	100.0%
Cost of goods sold	17,094,522	94.1%	2,173,367	80.9%	19,267,889	92.4%
Gross profit	1,068,180	5.9%	514,376	19.1%	1,582,556	7.6%
Selling expenses	1,674,345	9.2%	260,820	9.7%	1,935,165	9.3%
General and administrative expenses	1,675,535	9.2%	961,650	35.8%	2,637,185	12.6%
Research and development expenses	891,974	4.9%	89,988	3.3%	981,962	4.7%
Loss from operations	(3,173,674)	(17.5)%	(798,082)	(29.7)%	(3,971,756)	(19.0)%
Other income (expenses)	(692,202)	(3.8)%	-	-	(692,202)	(3.3)%
Loss from continuing operation before income taxes	$(3,865,876)	(21.3)%	$(798,082)	(29.7)%	$(4,663,958)	(22.4)%

For the Fiscal Year Ended April 30, 2018
	Stevioside		Corporate and Other	Consolidated
Revenues	$19,142,312	100.0%	$-	$19,142,312	100.0%
Cost of goods sold	17,517,177	91.5%	-	17,517,177	91.5%
Gross profit	1,625,135	8.5%	-	1,625,135	8.5%
Selling expenses	1,540,283	8.0%	-	1,540,281	8.0%
General and administrative expenses	1,707,902	8.9%	1,336,780	3,044,682	15.9%
Loss on disposition of property and equipment	46,255	0.2%	-	46,255	0.2%
Research and development expenses	842,464	4.4%	-	842,464	4.4%
Loss from operations	(2,511,767)	(13.1)%	(1,336,780)	(3,848,547)	(20.1)%
Other expenses	(316,993)	(1.7)%	-	(316,993)	(1.7)%
Loss from continuing operation before income taxes	$(2,828,760)	(14.8)%	$(1,336,780)	$(4,165,540)	(21.8)%

Revenues

Total revenues in the fiscal year ended April 30, 2019 increased by approximately $1,708,000, or 8.9%, as compared to the fiscal year ended April 30, 2018, primarily due to our new production line for Metformin, in which we invested in fiscal 2018 and 2019. We have been producing Metformin at a trial capacity to test the market and determine if this is a suitable product to be added to our operation. We generated approximately $2,688,000 in revenue from producing Metformin in the fiscal year ended April 30, 2019. Stevioside revenues, which accounts for 87.1% and 100% of our total revenues in the fiscal years ended April 30, 2019 and 2018, respectively.

Within our Stevioside segment, revenues from sales to third parties decreased by 9.0% while the sales to the related party increased by 9.4% in the fiscal year ended April 30, 2019, as compared to the fiscal year ended April 30, 2018, primarily due to an increasing demand from the overseas market and the results of our effort to develop sales in international market. Since we do not have the authorization to export products from China, we outsourced our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. Also starting March 2016, we outsourced our exporting business to Yi-Da Tong, which is a third party export agent. In addition, our products including A3-99 and enzyme treated stevia have been well accepted by the market especially in the U.S.. While the adoption rate for stevia in the food and beverage has been slower than expected, we produced 1,070 metric tons and 944 metric tons of stevioside for the fiscal year ended April 30, 2019 and 2018, respectively, and we sold a total of 525 metric ton stevioside each year in the fiscal year ended April 30, 2019 and 2018. We sold 6.1 metric tons of A3-99 each year in the fiscal years ended April 30, 2019 and 2018, respectively, and generated approximately $461,000 and $504,000 in revenue from A3-99 in the fiscal years ended April 30, 2019 and 2018, respectively. We generated approximately $2,249,000 and $2,455,000 in revenue from producing over 62.3 metric tons and 45.9 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 12% and 13% in the fiscal years ended April 30, 2019 and 2018, respectively, of our total Stevioside segment revenues. Additionally, we also continue to generate revenue from the sale of our new products, Metformin, that were developed in the prior year.

Our unit sale price fluctuated from month to month in the fiscal year ended April 30, 2019, which was mainly affected by the market environment; the average unit sales price of our stevia products has decreased because of our effort to stay ahead of competition and to gain market share for the fiscal year ended April 30, 2019, as compared to the fiscal year ended April 30, 2018. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 22% and 27% of total revenue of our Stevioside segment, respectively, while our enzyme treated products generated over $2.2 million in revenues with the gross profit rate of 21% and average unit price was $36 in the fiscal year ended April 30, 2019. Our low grade stevia and A3-97 products generated more than 38% and 22% of total revenue of our Stevioside segment, respectively, while we generated over $2.5 million from enzyme treated products in revenues with the gross profit rate of 13% and the average unit price was $53 in the fiscal year ended April 30, 2018. In the fiscal year ended April 30, 2019, some of our stevia products, such as A3-98, A3-95, A3-80, A3-60 and A3-40 were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

 Cost of Revenues and Gross Margin

 Cost of revenues of Stevioside segment in the fiscal year ended April 30, 2019 decreased by approximately $423,000, or 2.4%, while revenues from Stevioside segment decreased by approximately $980,000, compared to the fiscal year ended April 30, 2018. Since inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company recorded a write down of approximately $924,000 of inventories for the difference between the lower of cost or estimated net realizable value in the fiscal year ended April 30, 2019. Gross margin on Stevioside segment for the fiscal year ended April 30, 2019 was 7.6%, as compared to 8.5% for the fiscal year ended April 30, 2018. The decrease in gross margins for Stevioside was primarily due to higher raw material costs and the lower average unit sale price related to staying ahead of competition and to gain our market share during the period.

Total Selling Expenses

Our selling expenses for the fiscal year ended April 30, 2019 increased by approximately $395,000, or 25.6% compared to the fiscal year ended April 30, 2018. The increase was primarily due to the approximately $363,000 increase in advertising expense, $103,000 increase in office expense, $14,000 increase in travel expense, $20,000 increase in local sales taxes, $50,000 increase in warehousing expenses, $13,000 increase in commission expense, and offset by the decrease of approximately $109,000 in promotions and marketing, $54,000 decrease in salary and wage expenses, $3,000 decrease in shipping and freight and $2,000 decrease in miscellaneous expenses in the fiscal year ended April 30, 2019.

Total General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended April 30, 2019 decreased by $407,000, or 13.4% compared to the fiscal year ended April 30, 2018.  The decrease was primarily due to a decrease of approximately $511,000 in stock based compensation to consultants, a decrease of approximately $188,000 in repair and maintenance fees, a decrease of approximately $94,000 in depreciation and amortization expenses, a decrease of approximately $19,000 in travel expense, a decrease of approximately $8,000 in meals and entertainment, a decrease of approximately $67,000 in property tax and other taxes, and offset by an increase of approximately $106,000 in salaries and wages, an increase of approximately $37,000 in office expense, an increase of approximately $136,000 in marketing fees, an increase of approximately $153,000 in bad debt expense, an increase of approximately $22,000 in product testing fees and an increase of approximately $26,000 in miscellaneous expenses.

Loss on Disposition of Property and Equipment

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in fiscal 2019 and fiscal 2018, we determined that some of our equipment needed to be replaced or otherwise removed from service. We disposed of assets and recorded a loss on disposal of approximately $0 and $46,000 in the fiscal years ended April 30, 2019 and 2018.

Research and Development Expenses

For the fiscal year ended April 30, 2019, our research and development expenses amounted to approximately $982,000 as compared to $842,000 for the fiscal year ended April 30, 2018. The increase of approximately $140,000 was primarily attributable to the increase in research and development activities related to the development of new product lines of Metformin and Stevioside products.

Other Expense

For the fiscal year ended April 30, 2019, other expense, net of other income, amounted to approximately $692,000, an increase of $375,000 as compared to other expense, net of other income, amounted to approximately $317,000 for the fiscal year ended April 30, 2018. The increase of other expense was primarily attributable to an increase in interest expense from third party of approximately $229,000 for individual loans, an increase in interest expense - related party in the amount of approximately $32,000 due to the higher interest rate for renewal loans, and a decrease in other income of approximately $114,000 primarily due to an export tax rebate.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $4,664,000, or $(0.02) per share (basic and diluted), for the fiscal year ended April 30, 2019, as compared with loss from continuing operations of $4,166,000, or $(0.02) per share (basic and diluted), for the fiscal year ended April 30, 2018, a change of $498,000, or 12.0%.

Loss from Discontinued Operation

Our loss from discontinued operations was $244,000, or $0.00 per share (basic and diluted), for the fiscal year ended April 30, 2019, as compared with loss from discontinued operations of $549,000, or $(0.00) per share (basic and diluted), for the fiscal year ended April 30, 2018, a change of $305,000 or 55.5%.

The summarized operating result of discontinued operations included in our consolidated statements of operations is as follows:

	Fiscal Years Ended April 30,
	2019	2018

Revenues	$2,730,140	$2,897,497
Cost of revenues	2,269,216	2,362,722
Loss before income taxes	244,402	549,255
Income tax expense	-	-

Loss from discontinued operations	244,402	549,255
Loss from disposal, net of taxes	-	-
Total loss from discontinued operations	$244,402	$549,255

Net Loss

Net loss in the fiscal year ended April 30, 2019 was approximately $4,908,000, compared to $4,715,000 in the fiscal year ended April 30, 2018. The increase was primarily due to an increase in cost of raw materials which resulted in a slightly lower profit margin.

Foreign Currency Translation (Loss) or Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive income on the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $556,000 for the fiscal year ended April 30, 2019, as compared to a foreign currency translation gain of $903,000 for the fiscal year ended April 30, 2018. This non-cash loss had the effect of increasing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At April 30, 2019, we had working capital of $2,411,000, including cash of approximately $294,000, as compared to working deficit of approximately $482,000 and cash of $76,000 at April 30, 2018. The approximate $218,000 increase in our cash at April 30, 2019 from April 30, 2018 is primarily attributable to net cash provided by financing activities of approximately $8,016,000, net cash used in operating activities of approximately $5,445,000, and cash used in investing activities of approximately $2,430,000 during the fiscal year ended April 30, 2019. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank or individual loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the next 12 months, management expects that we will need to curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $203,000 during the fiscal year ended April 30, 2019 as a result of the decrease in accounts receivable from the third parties and accounts receivable from the related parties as of April 30, 2019. The days for sales outstanding in accounts receivable increased to 24 days as of April 30, 2019, as compared to 19 days on April 30, 2018. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from related parties, decreased by approximately $99,000 during the fiscal year ended April 30, 2019. The days for sales outstanding in accounts receivable for third party sales increased to 17 days as of April 30, 2019, as compared to 15 days on April 30, 2018. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in the fiscal 2020.

At April 30, 2019 our inventories, net of reserve for obsolescence, totaled approximately $11,992,000, as compared to $11,498,000 on April 30, 2018. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the fiscal year ended April 30, 2019. These inventories have not yet been sold due to the market demands not raising as much as we predicted; however, the current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $7,680,000 at April 30, 2019, a decrease of approximately $2,749,000 from April 30, 2018 balance of $10,429,000. The decrease was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable at April 30, 2019 and 2018 totaled approximately $15,926,000 and $9,990,000, respectively. These loans payable consisted of short-term loans and long-term loans from multiple non-related individuals, which bear annual interest rates range from 4% to 10%.  The maturity dates of the loans payable at April 30, 2019 range from October 5, 2019 to March 8, 2021.  During the fiscal year ended April 30, 2019, the Company repaid approximately $430,000 of the prior year's loans payable and borrowed new loans of $5,869,000.

Due to related parties at April 30, 2019 and 2018 totaled approximately $6,409,000 and $2,937,000, respectively. The increase was primarily due to our increase in the balance of $3,012,000 advance from Pharmaceutical Corporation during the fiscal year ended April 30, 2019. On April 30, 2019, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., approximately amounted $5,670,000, $558,000 and $181,000, respectively. On April 30, 2018, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, Mr. Weidong Chai approximately amounted to $2,658,000, $103,000 and $176,000, respectively.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities from continuing operations was approximately $5,889,000 (total of $5,445,000 including provided by discontinued operations of $445,000) for the fiscal year ended April 30, 2019, primarily due to a net loss of approximately $4,908,000 adjusted by loss from discontinued operations of $244,000 and non-cash working capital primarily included non-cash employees' compensation of $716,000, depreciation expense and amortization of intangible assets of $1,094,000, provision for obsolete inventories of $1,000,000, and offset by a gain on disposition of property and equipment of $23,000. The decrease in net cash from operating activities was also primarily due to an increase of approximately $148,000 in accounts receivable and note receivable from a third party, an increase of approximately $52,000 in accounts receivable - related party, an increase of approximately $2,164,000 in inventories, an increase of approximately $319,000 in prepaid expenses and other current assets, a  decrease in accounts payable and accrued expenses of approximately $1,275,000 and a decrease of approximately $53,000 in taxes payable.

Net cash used in operating activities from continuing operation was approximately $1,939,000 (total of $2,089,000 including discontinued operations of $150,000) in the fiscal year ended April 30, 2018, primarily due to a net loss of approximately $4,715,000 adjusted by loss from discontinued operations of $549,000 and non-cash working capital such as loss on disposition of property and equipment of $46,000, non-cash employees' compensation of $1,227,000, depreciation expense and amortization of intangible assets of $1,284,000. The decrease in net cash from operating activities was also primarily due to an increase of approximately $933,000 in accounts receivable and note receivable from the third party, an increase of approximately $2,127,000 in accounts receivable - related party, an increase of approximately $2,697,000 in inventories, which is offset by a decrease of approximately $2,248,000 in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses of approximately $3,110,000 and an increase of approximately $70,000 in taxes payable.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from continuing operations amounted to $2,360,000 in purchases of property and equipment, offset by the proceeds received from disposal of equipment of approximately $3,000 in the fiscal year ended April 30, 2019, as compared to $783,000 in the fiscal year ended April 30, 2018. In the fiscal year ended April 30, 2018, we spent approximately $785,000 in purchases of property and equipment, offset by the proceeds received from disposal of equipment of approximately $2,000. Net cash used in investing activities from discontinued operations amounted to $73,000 and $234,000 in fiscal year ended April 30, 2019 and 2018, respectively.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities from continuing operations amounted to approximately $9,019,000 in the fiscal year ended April 30, 2019, primarily due to proceeds from multiple non-related individual short-term and long-term loans of $5,869,000 and advances received from related parties of approximately $4,564,000, offset by repayment of short-term loans of $430,000 and repayment of related party advances of approximately $984,000. Net cash used in financing activities from discontinued operations amounted to $1,003,000 in fiscal year ended April 30, 2019.

Net cash provided by financing activities from continuing operations amounted to approximately $2,750,000 in the fiscal year ended April 30, 2018, primarily due to proceeds from multiple non-related individual short-term and long-term loans of $2,127,000 and advances received from related parties of approximately $5,748,000, offset by repayment of short-term loans of $380,000 and repayment of related party advances of approximately $4,745,000. Net cash provided by financing activities from discontinued operations amounted to $1,365,000 in fiscal year ended April 30, 2018

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2019.

In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of the PRC. Our cash position by geographic area was as follows:

Country:	April 30, 2019		April 30, 2018
United States	$88,506	30.1%	$696	0.9%
China	205,693	69.9%	75,221	99.1%
Total cash and cash equivalents	$294,199	100.00%	$75,917	100.00%

Contractual Obligations and Off Balance Sheet Arrangements

Contractual Obligations

 We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of April 30, 2019 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Individual loans	15,926	6,080	9,846	-	-
Total	$15,926	$6,080	$9,846	$-	$-

Off-balance Sheet Arrangements

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

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Exchange Act, our management, evaluated the effectiveness of the design and operation of our controls and procedures as of April 30, 2019.

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

Management conducted its evaluation of our controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our controls and procedures were not effective as of April 30, 2019.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2019. During our assessment of the effectiveness of internal control over financial reporting as of April 30, 2019, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2019.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2019. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2019 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	57	President and Chairman
Dongdong Lin	45	Chief Executive Officer, Secretary and Director
Fanjun Wu	45	Chief Financial Officer
Chengxiang Yan	51	Director and General Manager of Qufu Natural Green

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

Fanjun Wu. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by Qufu Natural Green, serving as Director of Finance from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, Ms. Wu was a Director of Finance for our subsidiary Shengya Veterinary Medicine, which was owned by Shandong Group prior to our acquisition in 2004. Ms. Wu graduated from Qufu Industrial College in 1995 with a Bachelor's Degree in Accounting.

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

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

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

Liawang Zhang.  Mr. Zhang has over 19 years of professional experience in areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products.  He has significant experience in starting companies within our industry segments and has many professional contacts which serve to promote our efforts to expand our business and operations.

Dongdong Lin.  Ms. Lin has over 23 years of operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 23 years of marketing experience in our industry and an advanced degree in farming.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2019 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2019, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2019.

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

A copy of our Code of Ethics is filed as an exhibit to this annual report and we will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal office, attention: Corporate Secretary.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in the fiscal years ended April 30, 2019 and 2018 for:

All compensation was paid in RMB and the amounts below reflect the conversion to U.S. dollar, rounded to the nearest whole dollar, based upon an exchange rate of RMB 6.75 to $1.00. For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers" as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Laiwang Zhang (1)	2019	$13,796	$-	-	-	-	-	-	$13,796
2018		$11,068	$-	-	-	-	-	-	$11,068
Dongdong Lin (2)	2019	$12,817	$-	-	-	-	-	-	$12,817
2018		$10,122	$-	-	-	-	-	-	$10,122

(1)	Mr. Zhang has served as our President and Chairman of the Board of Directors since April 2004.
(2)	Ms. Lin has served as our Chief Executive Officer since February 2005.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2019:

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

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of August 12, 2019, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of August 12, 2019, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

2012 Equity Compensation Plan

In August, 2012, our Board of Directors authorized and adopted our 2012 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 10,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 10,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of August 12, 2019, there are no shares available to be issued or options outstanding under the 2012 Equity Compensation Plan.

2015 Equity Compensation Plan

On May 11, 2015, our board of directors authorized our 2015 Equity Compensation Plan (the "2015 Plan"). The purpose of the 2015 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. We have initially reserved 25,000,000 shares of our common stock for issuance upon awards to be made under the 2015 Plan. The maximum number of shares of common stock which may be subject to awards under the 2015 Plan made to individuals who are neither officers, directors nor employees of our company is limited to 2,500,000 shares. The 2015 Plan also contains an "evergreen formula" pursuant to which the number of shares of common stock available for issuance under the 2015 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2015 Plan beginning with calendar year 2016 providing that we have sufficient authorized but unissued and unreserved shares of our common stock available, by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 375,000 shares of common stock. Currently, there are no shares available to be issued or options outstanding under the 2015 Equity Compensation Plan.

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during the fiscal year ended April 30, 2019 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On August 12, 2019 we had 199,632,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of August 12, 2019 relating to the beneficial ownership of shares of our common stock by:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2018.

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

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements as of April 30, 2019 and which have occurred through the date of this report:

From time to time we sell high-grade stevia products to Qufu Shengwang Import and Export Corporation, a Chinese entity owned by our Chairman. During the fiscal years ended April 30, 2019 and 2018, sales to this related party were $4,421,864 and $4,043,074, respectively.  As of April 30, 2019 and 2018, the related party accounts receivable balances were $2,464,127 and $2,576,944, respectively.

From time to time, we received advances from related parties for working capital purpose and repaid funds to related parties. During the fiscal years ended April 30, 2019 and 2018, we received advances from related parties for working capital totaled $4,564,183 and $5,748,210 respectively, and we repaid to related parties a total of $984,472 and $4,745,052, respectively.

In the fiscal years ended April 30, 2019 and 2018, interest expense due to related parties amounted to $136,914 and $104,437, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $742,512 (RMB5,000,000) and $1,188,019 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 6.3% per annum. On August 10, 2018, the Company repaid the advance of RMB5,000,000 with accrued interest. On September 20, 2018, we received another advance of RMB5,000,000 from Pharmaceutical Corporation and the interest rate of new advance of RMB5,000,000 increased from 6.3% per annum to 7.0% per annum. The other advances bear no interest and are payable on demand.

On April 30, 2019, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $5,669,776, $557,976 and $180,769, respectively. On April 30, 2018, the balances we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, Mr. Weidong Chai amounted to $2,658,069, $103,169 and $175,781, respectively.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP served as our independent registered public accounting firm for the fiscal years ended April 30, 2019 and 2018. The following table shows the fees that were billed for the audit and other services provided by such firm for the fiscal years ended April 30, 2019 and 2018.

	2019	2018
Audit Fees	$90,000	$90,000
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$90,000	$90,000

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

10.27	Loan agreement dated December 22, 2010 between Sunwin International Neutraceuticals, Inc. and CDI China, Inc.
10.28	Cooperation Agreement dated July 1, 2012 by and between Hegeng (Beijing) Organic Farm Technology Co.,Ltd. and Qufu Shengwang Stevia Biology and Science Co. Ltd.
10.29	Consulting agreement dated May 5, 2015 by and between Yuejian Wang and Sunwin Stevia International, Inc.
10.30	Translation of the Metformin Production Line Operation Management Agreement dated July 10, 2019
10.31	Translation of the Asset Transfer Agreement dated July 30, 2019
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registration Statement on Form SB-2 as filed on May 27, 2005).
16.1	Letter dated December 6, 2013 from RBSM LLP (incorporated by reference to the Current Report on Form 8-K as filed on December 9, 2013).
21.1	Subsidiaries of the registrant.*
31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Chief Financial Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

+ Management contract or compensatory plan or arrangement.
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunwin Stevia International, Inc.

August 13, 2019	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

August 13, 2019	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Director	August 13, 2019
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (principal executive officer)	August 13, 2019
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	August 13, 2019
Fanjun Wu

/s/ Chengxiang Yan	Director	August 13, 2019
Chengxiang Yan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 3
Consolidated Statements of Operations and Comprehensive Loss	F - 4
Consolidated Statement of Changes in Stockholders' Equity	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 7 to F - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sunwin Stevia International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. and Subsidiaries (the "Company") as of April 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

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

New York, New York
August 13, 2019

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	April 30	April 30
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$294,199	$75,917
Accounts receivable, net of allowance for doubtful accounts of $78,159 and $83,023, respectively	2,985,166	3,089,034
Accounts receivable - related party	2,477,659	2,576,944
Inventories, net	11,991,956	11,498,414
Prepaid expenses and other current assets	1,676,347	2,108,052
Current assets held for sale	4,143,059	3,069,614

Total Current Assets	23,568,386	22,417,975

Property and equipment, net	8,993,397	7,964,952
Non-current assets held for sale	2,925,706	3,206,259

Total Assets	$35,487,489	$33,589,186

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,680,049	$10,428,912
Short-term loans	6,079,983	8,302,489
Due to related parties	6,408,521	2,937,019
Current liabilities held for sale	988,748	1,231,091

Total Current Liabilities	21,157,301	22,899,511

Long-term loans	9,845,706	1,687,857
Non-current liabilities held for sale	947,445	-

Total Liabilities	31,950,452	24,587,368

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of April 30, 2019 and 2018, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(38,735,711)	(33,827,351)
Accumulated other comprehensive income	4,391,836	4,948,257

Total Stockholders' Equity	3,537,037	9,001,818

Total Liabilities and Stockholders' Equity	$35,487,489	$33,589,186

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the Year Ended April 30,
	2019	2018
Revenues	$16,428,581	$15,099,238
Revenues - related parties	4,421,864	4,043,074
Total revenues	20,850,445	19,142,312

Cost of revenues	15,067,810	13,668,867
Cost of revenues - related parties	4,200,079	3,848,310
Total cost of revenues	19,267,889	17,517,177

Gross profit	1,582,556	1,625,135

Operating expenses:
Selling expenses	1,935,165	1,540,281
General and administrative expenses	2,637,185	3,044,682
Loss on disposition of property and equipment	-	46,255
Research and development expenses	981,962	842,464
Total operating expenses, net	5,554,312	5,473,682

Loss from operations	(3,971,756)	(3,848,547)

Other (expenses) income
Other expenses income	111,574	225,968
Interest income	284	91
Interest expense - related parties	(136,914)	(104,437)
Interest expense	(667,146)	(438,615)

Total other expense, net	(692,202)	(316,993)

Loss from continuing operations before income taxes	(4,663,958)	(4,165,540)

Net loss from continuing operations	$(4,663,958)	$(4,165,540)

Discontinued operations
Loss from discontinued operations, net of income tax	(244,402)	(549,255)

Loss from discontinued operations, net of income tax	(244,402)	(549,255)

Net loss	$(4,908,360)	$(4,714,795)

Comprehensive loss:
Net loss	$(4,908,360)	$(4,714,795)
Foreign currency translation adjustment	(556,421)	932,557

Total comprehensive loss	$(5,464,781)	$(3,782,238)

Earnings per common share:
Continuing operations - Basic and Diluted	$(0.02)	$(0.02)
Discontinued operations - Basic and Diluted	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic	199,632,803	199,632,803
Weighted average common shares outstanding - diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2019 and 2018

	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, April 30, 2017	199,632,803	$199,633	$37,681,279	$(29,112,556)	$4,044,853	$12,813,209
Net loss for the period	-	-		(4,714,795)		(4,714,795)
Foreign currency translation adjustment	-	-			903,404	903,404

Balance, April 30, 2018	199,632,803	$199,633	$37,681,279	$(33,827,351)	$4,948,257	$9,001,818
Net loss for the period				(4,908,360)		(4,908,360)
Foreign currency translation adjustment					(556,421)	(556,421)
Balance, April 30, 2019	199,632,803	$199,633	$37,681,279	$(38,735,711)	$4,391,836	$3,537,037

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,908,360)	$(4,714,795)
Loss from discontinued operations	(244,402)	(549,255)
Net loss from continuing operations	(4,663,958)	(4,165,540)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,093,832	1,175,529
Amortization of intangible assets	-	108,390
Provision for obsolete inventories	999,548	-
(Gain) loss on disposition of property and equipment	(23,065)	46,255
Recovery of bad debt reserve	(329)	(1,429)
Stock issued for employees' compensation	715,553	1,226,668
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(148,347)	(933,081)
Accounts receivable - related party	(51,581)	(2,126,700)
Inventories	(2,164,379)	(2,697,003)
Prepaid expenses and other current assets	(318,519)	2,248,492
Accounts payable and accrued expenses	(1,274,960)	3,109,715
Taxes payable	(53,087)	69,931

NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(5,889,292)	(1,938,772)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM DISCONTINUED OPERATIOIN	444,606	(149,886)
NET CASH USED IN OPERATING ACTIVITIES	(5,444,686)	(2,088,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,360,145)	(784,686)
Proceed from disposal of equipment	3,260	1,519

NET CASH USED IN INVESTING ACTIVITIES FROM CONRINUING OPERATIONS	(2,356,145)	(783,167)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIOIN	(72,700)	(234,220)
NET CASH USED IN INVESTING ACTIVITIES	(2,429,585)	(1,017,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	5,868,928	2,127,175
Repayment of short term loans	(429,795)	(379,853)
Advance from related parties	4,564,183	5,748,210
Repayment of related party advances	(984,472)	(4,745,052)

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONRINUING OPERATIONS	9,018,844	2,750,480
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIOIN	(1,003,033)	1,365,305
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,015,811	4,115,785

EFFECT OF EXCHANGE RATE ON CASH	75,917	18,252
NET INCREASEIN CASH	218,282	46,793

Cash at the beginning of year	75,917	29,124
Cash at the end of period	294,199	75,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$146,689	$3,950

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$263,041	$721,185
Accrued interest enrolled into debt	$1,347,067	$262,068
Accrued interest payable to related parties	$15,900	$-
The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Sunwin Stevia International, Inc. ("Sunwin Stevia International"), a Nevada corporation, and its subsidiaries are referred to in this report as "we", "us", "our", "Sunwin" or the "Company".

We sell stevioside, a natural sweetener and other pharmaceutical productions, such as Metformin. Substantially all of our operations are located in the People's Republic of China (the "PRC"). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

For the fiscal years ended April 30, 2019 and 2018, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

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

In fiscal 2018 and fiscal 2019 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents, which are more effective than single use. It can also be used in patients with insulin therapy to reduce insulin consumption.

Sunwin USA

In fiscal year 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary, Sunwin USA, in the marketing and worldwide distribution of our stevioside-based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In August 2012, the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541, the purchased included the product development and supply chain for OnlySweet.

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

On July 30, 2019, Qufu Shengwang was sold to an unaffiliated individual (see Note 2).

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of April 30, 2019 and 2018, we held $294,199 and $75,917 of our cash and cash equivalents with commercial banking institutions in the PRC, respectively, and $88,506 and $696 with banks in the United States. In the PRC, there is no equivalent federal deposit insurance as in the United States, therefore the amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through April 30, 2019.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of April 30, 2019 and 2018, the allowance for doubtful accounts was $78,159 and $83,023, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of April 30, 2019 and 2018, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. In the fiscal years ended April 30, 2019 and 2018, the Company wrote down inventories of $999,548 and $235,258, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our continuing operating and we recorded a loss of sale of disposed equipment. The Company recorded a loss on disposition of equipment of $0 and $46,255 for the fiscal years ended April 30, 2019 and 2018, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of April 30, 2019 and 2018 amounted to $125,854 and $190,189, respectively, consisted primarily of VAT taxes.

REVENUE RECOGNITION

Pursuant to the guidance of ASC 606, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In accordance with ASC 606, we recognize revenues from the sale of stevia and other productions upon shipment and transfer of title based on the trade terms. All product sales with customer specific acceptance provisions are recognized upon customer acceptance and the delivery of the products. We report revenues net of applicable sales taxes and related surcharges.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2019	2018
Numerator:
Net Loss for basic and diluted attributable to common shareholders	$(4,908,358)	$(4,714,795)
Net loss from continuing operations	$(4,663,958)	$(4,165,540)
Net loss from discontinued operation	(244,402)	(549,255)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share:
Net loss from continuing operations - basic and diluted	$(0.02)	$(0.02)
Net loss from discontinued operations - basic and diluted	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.02)	(0.02)

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

As of April 30, 2019	RMB 6.73 to $1.00
As of April 30, 2018	RMB 6.33 to $1.00
Year ended April 30, 2019	RMB 6.75 to $1.00
Year ended April 30, 2018	RMB 6.58 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for fiscal years ended April 30, 2019 and 2018 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of April 30, 2019 and 2018, we had $205,693 and $75,221 cash held in PRC bank accounts, respectively, which are not insured. We have not experienced any losses in such accounts through April 30, 2019.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $981,962 and $842,464 for fiscal years ended April 30, 2019 and 2018, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $185,589 and $188,962 for the fiscal years ended April 30, 2019 and 2018, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation for amounts related to the discontinue operations (see Note 2). These reclassifications had no impact on net earnings and financial position.

SEGMENT REPORTING

The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. The Company's chief operating decision maker has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on U.S. GAAP. The chief operating decision maker now reviews results analyzed by customer. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, the Company has determined that it has two operating segments.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We are currently evaluating the impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-13 to modify the disclosure requirements on fair value measurements. The amendments are effective beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company is in the process of assessing the impact of the standard on the Company's fair value disclosures. However, the standard is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2019 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2019, the Company has incurred a net loss of approximately $5.0 million. The Company also has an accumulated deficit of $38.7 million and its cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company's ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 2 - DISCONTINUED OPERATIONS

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

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's due to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019.

Prior to July 30, 2019, Qufu Shangwang engaged in our Chinese medicine segment. In our Chinese medicine segment, we manufactured and sold traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. As a result of the sale, Qufu Shengwang, our Chinese medicine segment is treated as a discontinued operation.

  Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from the Chinese medicine segment for the years ended April 30, 2019 and 2018 have been classified as discontinue operations and included in the line caption of to the loss from discontinued operations line in the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current assets held for sale, non-current assets held for sale, current liabilities held for sale and non-current liabilities held for sale in the Company's consolidated balance sheets as of April 30, 2019 and 2018.

The assets and liabilities classified as discontinued operations in the Company's consolidated financial statements as of April 30, 2019 and 2018 were set forth below.

	April 30, 2019	April 30, 2018
Assets:
Current assets:
Cash	$426,766	$1,024,831
Accounts receivable, net	322,902	424,496
Inventories, net	949,705	1,066,157
Due from related parties	2,308,159	377,804
Prepaid expenses and other	135,527	176,327
Total current assets	4,143,059	3,069,614
Property and equipment, net	985,630	1,087,933
Land use rights, net	1,795,362	1,964,606
Other long-term asset	144,714	153,720
Total assets	$7,068,765	$6,275,873
Liabilities:
Current liabilities:
Accounts payable	$389,521	$658,337
Accrued expenses and other liabilities	599,227	572,754
Total current liabilities	988,748	1,231,091
Long-term loans	947,445	-
Total liabilities *	$1,936,193	$1,231,091

*  Not including intercompany loan of Qufu Shengwang payable to Qufu Natural Green in the amount of RMB27,354,608 (approximately $3,975,960) which was not reflected on the consolidated financial statements as of April 30, 2019 due to consolidation.

The following table presented the results of discontinued operations in the fiscal years ended April 30, 2019 and 2018:

	Fiscal Years Ended April 30,
	2019	2018

Revenues	$2,730,140	$2,897,497
Cost of revenues	2,269,216	2,362,722
Loss before income taxes	244,402	549,255
Income tax expense	-	-

Loss from discontinued operations	244,402	549,255
Loss from disposal, net of taxes	-	-
Total loss from discontinued operations	$244,402	$549,255

NOTE 3 - INVENTORIES

As of April 30, 2019 and 2018, inventories consisted of the following:

	April 30, 2019	April 30, 2018

Raw materials	$5,639,260	$8,474,023
Work in process	3,426,545	1,357,484
Finished goods	2,926,151	1,666,907
	11,991,956	11,498,414
Less: reserve for obsolete inventory	-	-
	$11,991,956	$11,498,414

NOTE 4 - PROPERTY AND EQUIPMENT

As of April 30, 2019 and 2018, property and equipment consisted of the following:

		April 30, 2019	April 30, 2018
Estimated Life
Office equipment	3-5 Years	$77,738	$50,211
Auto and trucks	2-10 Years	599,154	660,416
Manufacturing equipment	2-10 Years	5,353,752	5,050,862
Buildings	5-30 Years	8,082,483	8,005,238
Construction in process		2,001,045	652,955
		16,114,172	14,419,682
Less: accumulated depreciation		(7,120,775)	(6,454,730)
		$8,993,397	$7,964,952

For the fiscal years ended April 30, 2019 and 2018, depreciation expense totaled $1,093,832 and $1,175,529, of which $798,044 and $1,019,448 were included in cost of revenues, respectively, and of which $295,788 and $156,081 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category. For the fiscal years ended April 30, 2019 and 2018, the Company received the proceeds from disposal of equipment of $0 and $1,519, respectively, and the Company also recognized gain (loss) on disposition of property and equipment of $23,065 and $(46,255), respectively. For the fiscal year ended April 30, 2019, the Company changed the estimated economic lives for certain property and equipment to better reflect their estimated useful lives of those assets.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

For the fiscal years ended April 30, 2019 and 2018, we recorded revenue from related party of $4,421,864 and $4,043,074, respectively, related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. As of April 30, 2019 and 2018, related party accounts receivable totaled $2,477,659 and $2,576,944, respectively, were due from Qufu Shengwang Import and Export Corporation.

Due to (from) related parties
From time to time, we received advances from related parties for working capital purposes and repaid funds to related parties. During the fiscal years ended April 30, 2019 and 2018, we received advances from related parties for working capital totaled $4,564,183 and $5,748,210 respectively, and we repaid to related parties a total of $984,472 and $4,745,052, respectively.
In the fiscal years ended April 30, 2019 and 2018, interest expense related to due to related parties amounted to $136,914 and $104,437, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $742,512 (RMB5,000,000) and $1,188,019 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 6.3% per annum. On August 10, 2018, the Company repaid the advance of RMB5,000,000 with accrued interest. On September 20, 2018 received another advance of RMB5,000,000 from Pharmaceutical Corporation and bearing interest rate of new advance of RMB5,000,000 increased from 6.3% per annum to 7.0% per annum. The other advances bear no interest and are payable on demand.

On April 30, 2019, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $5,669,776, $557,976 and $180,769, respectively. On April 30, 2018, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, Mr. Weidong Chai amounted to $2,658,069, $103,169 and $175,781, respectively.

For the fiscal years ended April 30, 2019 and 2018, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Mr. Laiwang Zhang	Mr. Weidong Chai	Total
Balance due to related parties, April 30, 2017	$1,619,925	$21,878	$-	$134,002	$1,775,805
Working capital advances from related parties	4,882,967	441,963	394,359	28,921	5,748,210
Repayments	(4,076,880)	(273,813)	(394,359)	-	(4,745,052)
Effect of foreign currency exchange	232,057	(86,859)	-	12,858	(158,056)
Balance due to related parties, April 30, 2018	$2,658,069	$103,169	$-	$175,781	$2,937,019
Working capital advances from related parties	4,041,634	507,293	-	15,256	4,564,183
Repayments	(843,678)	(140,795)	-		984,472
Effect of foreign currency exchange	(186,250)	88,309	-	(10,268)	(108,209)
Balance due (from) to related parties, April 30, 2019	$5,669,776	$557,976	$-	$180,769	$6,408,521

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of April 30, 2019 and 2018 totaled $1,676,347 and $2,108,052, respectively. As of April 30, 2019, prepaid expenses and other current assets includes $1,389,963 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $14,850 for security deposit and $271,534 for business related employees' advances. As of April 30, 2018, prepaid expenses and other current assets includes $1,248,205 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $715,553 prepayment for employees' stock-based compensation and 144,294 for business related employees' advances.

On December 1, 2015, we entered into three year employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock to them, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $715,553, $1,226,668, $1,226,669 and $511,110 as stock-based compensation expenses during fiscal year 2019, fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively. We have not recorded any more stock-based compensation as prepaid compensation as of April 30, 2019.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of April 30, 2019 and 2018:

Account	April 30, 2019	April 30, 2018

Accounts payable	$5,298,580	$8,511,534
Advanced from customers	26,921	44,488
Accrued salary payable	284,671	134,972
Tax payable	125,854	190,189
Deferred revenue	13,683	39,994
Other payable*	1,803,972	1,507,735
Total accounts payable and accrued expenses	$7,680,049	$10,428,912

* As of April 30, 2019, other payables consists of general liability, worker's compensation, and medical insurance payable of $448,528, consulting fee payable of $136,770, union and education fees payable of $131,688, interest payables for short-term loans of $765,061, advanced from the employees of $221,081 and other miscellaneous payables of $100,844. As of April 30, 2018, other payables consists of general liability, worker's compensation, and medical insurance payable of $463,185, consulting fee payable of $153,864, union and education fees payable of $139,883, interest payables for short-term loans of $384,356, advanced from the employees of $100,734 and other miscellaneous payables of $265,714.

NOTE 8 - LOAN PAYABLE

Short-term loan payable

Short-term loans are loans obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of April 30, 2019 and 2018, short-term loans consisted of the following:

	April 30, 2019	April 30, 2018
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2019, with an annual interest rate of 10%, renewed at October 6, 2018.	$32,671	$34,704
Loans from Jianjun Yan, non-related individual, due on October 6, 2019, with an annual interest rate of 10% at October 7, 2017, renewed at on October 7, 2018.	1,189,207	1,389,531
Loan from Jianjun Yan, non-related individual, due on March 31, 2020, with annual interest rate of 4%, renewed at April 1, 2019.	1,210,829	1,236,710
Loans from Jianjun Yan, non-related individual, due on demand, with free interest at January 27, 2018.	-	457,457
Loan from Junzhen Zhang, non-related individual, due on October 5, 2019, with an annual interest rate of 10%, renewed at October 6, 2018.	23,760	25,239
Loan from Jian Chen, non-related individual, due on January 26, 2019 and April 10, 2019, bearing an annual interest rate of 10%, with the principle amount of RMB770,000 ($114,347) and RMB330,000 ($49,006) at January 27, 2018 and April 11, 2018, respectively. Extended another one year term at January 27, 2019 and April 11, 2019, with new due date on January 27, 2020 and April 11, 2020, respectively.	163,353	173,518
Loan from Qing Kong, non-related individual, due on March 6, 2019, with an annual interest rate of 10%, renewed on March 7, 2019, accrued interest added to the original principal, terms were not changed, with new due date on March 6, 2020.	79,063	76,348
Loan from Qing Kong, non-related individual, due on January 8, 2019, with an annual interest rate of 10%, renewed on January 9, 2019, accrued interest added to the original principal, terms were not changed, with new due date on January 8, 2020.	32,671	31,549
Loan from Guihai Chen, non-related individual, due on March 9, 2019, with an annual interest rate of 10%, renewed on March 10, 2019, accrued interest added to the original principal, terms were not changed, with new due date on March 9, 2020.	19,602	18,929
Loan from Guihai Chen, non-related individual, due on September 20, 2019, with an annual interest rate of 10%, renewed at September 21, 2018.	29,700	31,549
Loan Weifeng Kong, non-related individual, due on November 28, 2018, with an annual interest rate of 10% at November 29, 2017, extended another one year at on November 29, 2018.	29,700	31,549
Loan Shidong Wang, non-related individual, due on March 7, 2019, with an annual interest rate of 4% at March 8, 2018. Renewed on March 9, 2019, accrued interest added to the original principal, terms were not changed, with new due date on March 8, 2020.	1,606,200	1,640,534
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017, extended another two years at on March 9, 2019. *	-	1,577,436
Loan from Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017. (Reclassified from long-term loan to short-term loan on September 28, 2018)	1,588,976	-
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017. Renewed on March 9, 2019, accrued interest added to the original principal, terms were not changed, with new due date on March 8, 2021. *	-	1,577,436
Loan from Huagui Yong, non-related individual, due on April 8, 2020, with an annual interest rate of 6.3% at April 9, 2019.	74,251	-
Total	$6,079,983	$8,302,489

* The Company recorded these loans as long-term loans as of April 30, 2019.

Long-term loan payable

Long-term loans payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of April 30, 2019 and 2018, long-term loans consisted of the following:

	April 30, 2019	April 30, 2018
Loan Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017. (Reclassified from long-term loan to short-term loan on September 28, 2018)	$-	$1,687,857
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017, extended another two years at on March 9, 2019. #	1,603,825	-
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018.	430,657	-
Loan Xuxu Gu, non-related individual, due on August 15, 2020, with an annual interest rate of 4% at August 16, 2018.	504,908	-
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017. Renewed on March 9, 2019, accrued interest added to the original principal, terms were not changed, with new due date on March 8, 2021. #	1,603,825	-
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018.	297,005	-
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018.	1,485,024	-
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018.	1,336,521	-
Loan Guanghua Xia, non-related individual, due on December 31, 2020, with an annual interest rate of 4% at January 1, 2019.	415,807	-
Loan Guanghua Xia, non-related individual, due on January 10, 2021, with an annual interest rate of 4% at January 11, 2019.	831,613	-
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018.	1,336,521	-
Total:	$9,845,706	$1,687,857

# The Company recorded these loans as short-term loans as of April 30, 2018.

For the fiscal years ended April 30, 2019 and 2018, interest expense related to short-term loans and long-term loans amounted to $667,146 and $438,615, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2019	2018
U.S. Operations	$(820,123)	$(1,445,170)
Chinese Operations	(4,088,237)	(3,269,625)
Total	$(4,908,360)	$(4,714,795)

The Effective Tax Rate reconciliation is a follows:

	April 30, 2019	April 30, 2018
U.S. Federal and state tax rate	38.0%	38.0%
Stock- based compensation	(4.8)%	(9.9)%
Difference in US / China statutory rate	(9.5)%	(3.7)%
Valuation allowance	(23.7)%	(24.4)%
Total provision for income taxes	0.0%	0.0%

    The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2019	2018
Income tax benefit at federal statutory rate	$(1,333,706)	$(1,151,707)
State income taxes, net of federal benefit	(531,471)	(173,781)
Valuation allowances	1,865,177	1,325,488
Tax provision	$-	$-

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $7,747,668 as of April 30, 2019 expiring through the tax year 2038, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a PRC NOL for our Chinese operations as of April 30, 2019 of approximately $29,142,435 that expires in 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2019 and 2018 are as follows:

	Fiscal Years Ended April 30,
	2019	2018
Deferred tax assets from NOL carry forwards	$10,229,723	$8,896,017
Total deferred tax asset	10,229,723	8,896,017
Valuation allowance	(10,229,723)	(8,896,017)
Deferred tax asset, net of allowance	$-	$-

    The decrease in total deferred tax asset is attributable to the U.S. TCJA Federal tax rate reduction from 35% to a flat rate of 21%.

NOTE 10 - STOCKHOLDERS' EQUITY

As of April 30, 2019 and 2018, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 shares issued and outstanding as of April 30, 2019 and 2018.

On December 1, 2015, we entered into three years employment agreements with four employees. Pursuant to employment agreements, we issued a total of 23 million shares of the Company's common stock, valued at $3,680,000, as employees' stock-based compensations over three-year term of their employment from December 1, 2015 through November 30, 2018. We amortize these compensations over three years from December 1, 2015 to November 30, 2018 and we recognized $715,553, $1,226,668 and $1,226,669 as stock-based compensation expenses during fiscal years ended April 30, 2019, 2018 and 2017, respectively.

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for fiscal years ended April 30, 2019 and 2018; we operated in two reportable business segments - (1) natural sweetener (stevioside), (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Financial information with respect to these reportable business segments for the fiscal years ended April 30, 2019 and 2018 is as follows:

	Fiscal Years Ended April 30,
	2019	2018
Revenues:
Stevioside - third party	$13,740,838	$15,099,238
Stevioside - related party	4,421,864	4,043,074
Total Stevioside	18,162,702	19,142,312
Corporate and other – third party	2,687,743	-
Corporate and other – related party	-	-
Total Corporate and other	2,687,743	-
Total segment and consolidated revenues	$20,850,445	$19,142,312

Interest expense:
Stevioside	$(804,060)	$(543,052)
Corporate and other	-	-
Total segment and consolidated interest expense	$(804,060)	$(543,052)

Depreciation and amortization:
Stevioside	$689,553	$1,283,919
Corporate and other	404,279	-
Total segment and consolidated depreciation and amortization	$1,093,832	$1,283,919

Loss from continuing operations before income taxes:
Stevioside	$3,865,876	$2,828,760
Corporate and other	798,082	1,336,780
Total loss from continuing operations before income taxes	$4,663,958	$4,165,540

	April 30, 2019	April 30, 2018
Segment property and equipment:
Stevioside	$7,796,314	$6,898,815
Corporate and other	1,197,083	1,066,137
Total property and equipment	$8,993,397	$7,964,952

NOTE 12 – CONCENTRATIONS AND CREDIT RISK

(i)   Customer Concentrations

For fiscal years ended April 30, 2019 and 2018, customers accounting for 10% or more of the Company's revenues were as follows:

	Years Ended April 30,
Customer	2019	2018
A (1)	21.2%	21.1%

(1)	Qufu Shengwang Import and Export Co., Ltd is a related party.

 (ii)    Vendor Concentrations

For fiscal years ended April 30, 2019 and 2018, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Years Ended April 30,
Supplier	2019	2018
A	*	22.2%
B	-	16.0%
C	*	14.8%
D	-	10.4%
E	29.2%	*
F	11.7%	*
*Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in the United States and the PRC. As of April 30, 2019 and 2018, we had $205,693 and $75,221 of cash held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through April 30, 2019. Our cash position by geographic area was as follows:

Country:	April 30, 2019		April 30, 2018
United States	$88,506	30.1%	$696	0.9%
China	205,693	69.9%	75,221	99.1%
Total cash and cash equivalents	$294,199	100.00%	$75,917	100.00%

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

NOTE 13 - SUBSEQUENT EVENTS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's due to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019. The Company has accounted for Qufu Shengwang, our Chinese medicine segment as discontinued operations as of April 30, 2019 and reclassified the April 30, 2018 consolidated financial statements to conform with current year's presentation (see Note 2).