Form 10-Q
period 2019-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2019-09-16
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 16, 2019, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JULY 31, 2019

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2020 is referred to as "fiscal 2020" and the year ended April 30, 2019 is referred to as "fiscal 2019".  Also, the three month period ended July 31, 2019 is our first quarter and is referred to as the "first quarter of fiscal 2020". Likewise, the three month period ended July 31, 2018 is referred to as the "first quarter of fiscal 2019".

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

-
"Qufu Shengwang" refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang. On July 30, 2019, Qufu Natural Green sold its 100% interest of Qufu Shengwang to a third party; and

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
ii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$785,383	$294,199
Accounts receivable, net of allowance for doubtful accounts of $76,475 and $78,159, respectively	3,296,157	2,985,166
Accounts receivable - related party	2,514,069	2,477,659
Inventories, net	12,668,205	11,991,956
Prepaid expenses and other current assets	2,318,291	1,676,347
Current assets held for sale	-	4,143,059
Total Current Assets	21,582,105	23,568,386

Property and equipment, net	9,231,104	8,993,397
Non-current assets held for sale	-	2,925,706
Total Assets	$30,813,209	$35,487,489

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,427,209	$7,680,049
Short-term loans	9,174,683	6,079,983
Due to related parties	5,999,150	6,408,521
Current liabilities held for sale	-	988,748
Total Current Liabilities	24,601,042	21,157,301

Long-term loans	2,789,806	9,845,706
Liabilities held for sale, non-current	-	947,445
Total Liabilities	27,390,848	31,950,452

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of July 31, 2019 and April 30, 2019, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(39,118,946)	(38,735,711)
Accumulated other comprehensive income	4,660,395	4,391,836
Total Stockholders' Equity	3,422,361	3,537,037
Total Liabilities and Stockholders' Equity	$30,813,209	$35,487,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended July 31,
	2019	2018
Revenues	$5,106,182	$3,597,580
Revenues - related parties	1,783,893	1,399,580
Total revenues	6,890,075	4,997,160
Cost of revenues	4,120,629	3,218,099
Cost of revenues - related parties	1,648,239	1,214,610
Total cost of revenues	5,768,868	4,432,709
Gross profit	1,121,207	564,451

Operating expenses:
Selling expenses	374,432	487,655
General and administrative expenses	402,362	761,832
Research and development expenses	306,551	231,766
Total operating expenses, net	1,083,345	1,481,253
Income (loss) from operations	37,862	(916,802)

Other (expenses) income
Other expenses	(1,759)	(746)
Grant income	14,537	-
Interest income	84	75
Interest expense - related party	(35,741)	(35,718)
Interest expense	(144,787)	(149,351)
Total other expense	(167,666)	(185,740)
Loss from continuing operations before income taxes	(129,804)	(1,102,542)
Provision for income taxes	-	-
Net loss from continuing operations	$(129,804)	$(1,102,542)

Discontinued operations
Loss from discontinued operations, net of income tax	(20,016)	(87,795)
Loss from disposal of discontinued operations	(233,415)	-
Loss from discontinued operations, net of income tax	(253,431)	(87,795)
Net loss	$(383,235)	$(1,190,337)

Comprehensive loss:
Net loss	$(383,235)	$(1,190,337)
Foreign currency translation adjustment	268,559	(637,216)
Total comprehensive loss	$(114,676)	$(1,827,553)
Earnings per common share:
Continuing operations - basic and diluted	$(0.00)	$(0.01)
Discontinued operations - basic and diluted	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(383,235)	$(1,190,337)
Loss from discontinued operations	(253,431)	(87,795)
Net loss from continuing operations	(129,804)	(1,102,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	270,988	269,996
Loss on disposition of property and equipment	20,076	-
Stock issued for employees' compensation	-	306,667
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(233,798)	493,203
Accounts receivable - related party	(89,839)	(191,638)
Inventories	(935,078)	(839,235)
Prepaid expenses and other current assets	(820,060)	(2,234,101)
Accounts payable and accrued expenses	2,651,845	(1,660,597)
Taxes payable	(23,053)	(111,364)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	711,277	(5,069,611)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES FROM DISCONTINUED OPERATIOIN	3,621,113	818,781
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,332,391	(4,250,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of discontinued operations	726,839	-
Purchases of property and equipment	(665,210)	(633,992)
Proceed from disposal of equipment	5,815	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	67,444	(633,992)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIOIN	-	(767)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	67,444	(634,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	5,045,780
Repayment of short term loans	-	(245,387)
Advance from related parties	663,686	1,312,916
Repayment of related party advances	(947,046)	(682,451)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(283,360)	5,430,858
NET CASH USED IN FINANCING ACTIVITIES FROM DISCONTINUED OPERATIOIN	(3,621,113)	(453,906)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,904,473)	4,976,952

EFFECT OF EXCHANGE RATE ON CASH	(4,177)	(5,064)
NET INCREASE IN CASH	491,184	86,299

Cash at the beginning of period	294,199	75,917
Cash at the end of period	785,383	162,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$31,329	$31,789

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$74,989	$333,596
Accrued interest payable to related party	$27,978	$25,619

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2019

NOTE 1 - ORGANIZATION AND OPERATIONS

DESCRIPTION OF BUSINESS

Sunwin Stevia International, Inc. ("Sunwin Stevia International"), a Nevada corporation, and its subsidiaries are referred to in this report as "we", "us", "our", "Sunwin" or the "Company".

We sell stevioside, a natural sweetener, and other pharmaceutical productions. Substantially all of our operations are located in the People's Republic of China (the "PRC"). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers. Our operations are organized into two operating segments related to our product lines:

-	Stevioside; and
-	Corporate and other.

For the three months ended July 31, 2019 and fiscal year 2019, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

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

Since fiscal 2018 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has a hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents, which are more effective than single use. It can also be used in patients with insulin therapy to reduce insulin consumption.

Sunwin USA

In fiscal year 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary, Sunwin USA, in the marketing and worldwide distribution of our stevioside-based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In August 2012, the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at $1,533,333 and a cash payment of $92,541, the purchased included the product development and supply chain for OnlySweet.

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

On July 30, 2019, Qufu Shengwang was sold to an unaffiliated individual (see Note 3).

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2019 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2019 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2019 contained herein has been derived from the audited consolidated financial statements as of April 30, 2019, but do not include all disclosures required by the U.S. GAAP.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries included in continuing operations and discontinued operations. All intercompany accounts and transactions have been eliminated in consolidation. Qufu Shengwang is the subsidiary of discontinued operations and our subsidiaries for continuing operations include the following:

-     Qufu Natural Green;
-     Qufu Shengren; and
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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2019, we held $684,127 of our cash and cash equivalents with commercial banking institutions in the PRC, and $101,256 with banks in the United States. As of April 30, 2019, we held $294,199 of our cash and cash equivalents with commercial banking institution in PRC, and $88,506 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through July 31, 2019.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of July 31, 2019 and April 30, 2019, the allowance for doubtful accounts was $76,475 and $78,159, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost and net realizable value that can be estimated utilizing the weighted average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value.  These reserves are recorded based on estimates. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost or estimated net realizable value. As of July 31, 2019 and April 30, 2019, the Company did not record a reserve for obsolete or slow-moving inventories.  If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of July 31, 2019 and April 30, 2019, the Company wrote down inventories in the amount of $0 and $999,548, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $20,076 and $0 at July 31, 2019 and April 30, 2019, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of July 31, 2019 and April 30, 2019 amounted to $100,099 and $125,854, respectively, consisted primarily of VAT taxes.

REVENUE RECOGNITION

Pursuant to the guidance of ASC 606, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In accordance with ASC 606, we recognize revenues from the sale of stevia and other productions upon shipment and transfer of title based on the trade terms. All product sales with customer specific acceptance provisions are recognized upon customer acceptance and the delivery of the products. We report revenues net of applicable sales taxes and related surcharges.

GRANT INCOME

Grants received from PRC government agencies are recognized as deferred grant income and recognized in the condensed consolidated statements of operations and comprehensive loss as and when they are earned for the specific research and development projects for which these grants are designated for.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Three Months Ended July 31,
	2019	2018
Numerator:
Net Loss for basic and diluted attributable to common shareholders	$(383,235)	$(1,190,337)
Net loss from continuing operations	$(129,804)	$(1,102,542)
Net loss from discontinued operation	(253,431)	(87,795)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share:
Net loss from continuing operations - basic and diluted	$(0.00)	$(0.01)
Net loss from discontinued operations - basic and diluted	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.00)	(0.01)

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

As of July 31, 2019	RMB 6.88 to $1.00
As of April 30, 2019	RMB 6.73 to $1.00

Three months ended July 31, 2019	RMB 6.88 to $1.00
Three months ended July 31, 2018	RMB 6.52 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2019 and 2018 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of July 31, 2019, we had $684,127 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through July 31, 2019.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $306,551 and $231,766 for the three months ended July 31, 2019 and 2018, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $22,895 and $36,765 for the three months ended July 31, 2019 and 2018, respectively.

ADVERTISING

              Advertising is expensed as incurred and is included in selling expenses and totaled $39,354 and $93,570 for the three months ended July 31, 2019 and 2018, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation for amounts related to the discontinue operations (see Note 3). These reclassifications had no impact on net earnings and financial position.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has adopted this guidance in fiscal 2019.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The amendments in this ASU add SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The adoption of this guidance is did not have a material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $383,000 for the three months ended July 31, 2019 and has a significant accumulated deficit of $39.1 million as of July 31, 2019. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

NOTE 3 - DISCONTINUED OPERATIONS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang owes to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019.

Prior to July 30, 2019, Qufu Shangwang engaged in our Chinese medicine segment. In our Chinese medicine segment, we manufactured and sold traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. As a result of the sale, Qufu Shengwang, our Chinese medicine segment is treated as a discontinued operation.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from the Chinese medicine segment for the three months ended July 31, 2019 and 2018 have been classified as discontinue operations and included in the line caption of to the loss from discontinued operations line in the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current assets held for sale, non-current assets held for sale, current liabilities held for sale and non-current liabilities held for sale in the Company's condensed consolidated balance sheets as of July 31, 2019 and April 30, 2019.

The assets and liabilities classified as discontinued operations in the Company's condensed consolidated financial statements as of July 31, 2019 and April 30, 2019 were set forth below.

	July 31, 2019	April 30, 2019
Assets:
Current assets:
Cash	$-	$426,766
Accounts receivable, net	-	322,902
Inventories, net	-	949,705
Due from related parties	-	2,308,159
Prepaid expenses and other	-	135,527
Total current assets	-	4,143,059
Property and equipment, net	-	985,630
Land use rights, net	-	1,795,362
Other long-term asset	-	144,714
Total assets	$-	$7,068,765
Liabilities:
Current liabilities:
Accounts payable	$-	$389,521
Accrued expenses and other liabilities	-	599,227
Total current liabilities	-	988,748
Long-term loans	-	947,445
Total liabilities *	$-	$1,936,193

*  Not including intercompany loan of Qufu Shengwang payable to Qufu Natural Green in the amount of RMB27,354,608 (approximately $3,975,960) which was not reflected on the condensed consolidated financial statements as of April 30, 2019 due to consolidation.

The following table presents the results of discontinued operations in the three months ended July 31, 2019 and 2018:

	For the Three Months Ended July 31,
	2019	2018

Revenues	$733,441	$836,166
Cost of revenues	572,357	731,997
Gross profit	161,084	104,169
Operating expenses	172,142	192,484
Other income, net	8,958	520
Loss before income taxes	20,016	87,795
Income tax expense	-	-

Loss from discontinued operations	20,016	87,795
Loss from disposal, net of taxes	233,415	-
Total loss from discontinued operations	$253,431	$87,795

For the three months ended July 31, 2019 and 2018, loss from discontinued operations amounted to $20,016 and $87,795. The Company realized a loss of $233,415 from the disposal of 100% equity of Qufu Shengwang, which was reflected as loss from sale of discontinued operations on the condensed consolidated statement of operations for the three months ended July 31, 2019.

NOTE 4 - INVENTORIES

As of July 31, 2019 and April 30, 2019, inventories consisted of the following:

	July 31, 2019	April 30, 2019
	(unaudited)
Raw materials	$6,142,384	$5,639,260
Work in process	2,078,277	3,426,545
Finished goods	4,447,544	2,926,151
	12,668,205	11,991,956
Less: reserve for obsolete inventory	-	-
	$12,668,205	$11,991,956

NOTE 5 - PROPERTY AND EQUIPMENT

As of July 31, 2019 and April 30, 2019, property and equipment consisted of the following:

		July 31, 2019	April 30, 2019
Estimated Life		(unaudited)
Office equipment	3-5 Years	$77,174	$77,738
Auto and trucks	2-10 Years	598,454	599,154
Manufacturing equipment	2-10 Years	5,184,512	5,353,752
Buildings	5-30 Years	8,262,924	8,082,483
Construction in process		2,252,766	2,001,045
		16,375,830	16,114,172
Less: accumulated depreciation		(7,144,726)	(7,120,775)
		$9,231,104	$8,993,397

For the three months ended July 31, 2019 and 2018, depreciation expense totaled $270,988 and $269,996, of which $232,587 and $230,658 were included in cost of revenues, respectively, and of which $38,401 and $39,338 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

As of July 31, 2019 and April 30, 2019, $2,514,069 and $2,477,659 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended July 31, 2019 and 2018, we recorded revenue - related party and cost of revenue – related party of $1,783,893 and $1,399,580, $1,648,239 and $1,214,610, respectively, from Qufu Shengwang Import and Export.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the three months ended July 31, 2019 and 2018, we received advances from related parties for working capital that totaled $663,686 and $1,312,916, respectively, and we repaid to related parties a total of $947,046 and $682,451, respectively.

In the three months ended July 31, 2019 and 2018, interest expense related to due to related parties amounted to $35,741 and $35,718, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $742,512 (RMB5,000,000) and $1,188,019 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. The other advances bear no interest and are payable on demand.

As of July 31, 2019, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $5,243,619, $574,592 and $180,939, respectively. On April 30, 2019, the balances we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $5,669,776, $557,976 and $180,769, respectively.

As of July 31, 2019 and April 30, 2019, balances due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2019	$5,669,776	$557,976	$180,769	$6,408,521
Working capital advances from related parties	559,829	99,790	4,067	663,686
Repayments	(876,724)	(70,322)	-	(947,046)
Effect of foreign currency exchange	(109,262)	(12,852)	(3,897)	(126,011)
Balance due to related parties, July 31, 2019	$5,243,619	$574,592	$180,939	$5,999,150

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of July 31, 2019 and April 30, 2019 totaled $2,318,291 and $1,676,347, respectively. As of July 31, 2019, prepaid expenses and other current assets includes $1,611,011 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $14,530 for security deposit and $692,750 for business related employees' advances. As of April 30, 2019, prepaid expenses and other current assets includes $1,389,963 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $14,850 for security deposit and $271,534 for business related employees' advances.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of July 31, 2019 and April 30, 2019:

Account	July 31, 2019	April 30, 2019
	(unaudited)
Accounts payable	$6,756,099	$5,298,580
Advanced from customers	229,340	26,921
Accrued salary payable	242,010	284,671
Tax payable	100,099	125,854
Deferred revenue	13,388	13,683
Other payable*	2,086,273	1,803,972
Total accounts payable and accrued expenses	$9,427,209	$7,680,049

* As of on July 31, 2019, other payables consists of general liability, worker's compensation, and medical insurance payable of $510,793, consulting fee payable of $276,423, union and education fees payable of $128,849, interest payables for short-term loans of $502,435, advances from the employees of $403,625, security deposit for sub-contractor of $145,302 and other miscellaneous payables of $118,846. As of April 30, 2019, other payables consists of general liability, worker's compensation, and medical insurance payable of $448,528, consulting fee payable of $136,770, union and education fees payable of $131,688, interest payables for short-term loans of $765,061, advances from the employees of $221,081 and other miscellaneous payables of $100,844.

NOTE 9 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of July 31, 2019 and April 30, 2019, short-term loans consisted of the following:

	July 31, 2019	April 30, 2019
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2019, with an annual interest rate of 10%, renewed at October 6, 2018.	$31,967	$32,671
Loans from Jianjun Yan, non-related individual, due on October 6, 2019, with an annual interest rate of 10% at October 7, 2017, renewed at on October 7, 2018.	1,163,581	1,189,207
Loan from Jianjun Yan, non-related individual, due on March 31, 2020, with annual interest rate of 4%, renewed at April 1, 2019.	1,184,737	1,210,829
Loan from Junzhen Zhang, non-related individual, due on October 5, 2019, with an annual interest rate of 10%, renewed at October 6, 2018.	23,248	23,760
Loan from Jian Chen, non-related individual, due on January 27, 2020 and April 11, 2020, bearing an annual interest rate of 10%, with the principle amount of RMB770,000 ($114,347) and RMB330,000 ($49,006), renewed on January 27, 2019 and April 11, 2019, respectively.	159,833	163,353
Loan from Qing Kong, non-related individual, due on March 6, 2020, with an annual interest rate of 10%, renewed on March 7, 2019.	77,359	79,063
Loan from Qing Kong, non-related individual, due on January 8, 2020, with an annual interest rate of 10%, renewed on January 9, 2019.	31,967	32,671
Loan from Guihai Chen, non-related individual, due on March 9, 2020, with an annual interest rate of 10%, renewed on March 10, 2019.	19,180	19,602
Loan from Guihai Chen, non-related individual, due on September 20, 2019, with an annual interest rate of 10%, renewed at September 21, 2018.	29,060	29,700
Loan Weifeng Kong, non-related individual, due on November 28, 2019, with an annual interest rate of 10%, renewed on November 29, 2018.	29,060	29,700
Loan Shidong Wang, non-related individual, due on March 8, 2020, with an annual interest rate of 4%, renewed on March 9, 2019.	1,571,590	1,606,200
Loan from Huagui Yong, non-related individual, due on April 8, 2020, with an annual interest rate of 6.3% at April 9, 2019.	72,651	74,251
Loan from Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017.	-	1,588,976
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018. *	421,377	-
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018. *	1,307,722	-
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018. *	290,605	-
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018. *	1,453,024	-
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018. *	1,307,722	-
Total	$9,174,683	$6,079,983

* The Company recorded these loans as long-term loans as of April 30, 2019.

 Long-term loan payable

Long-term loans are obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of July 31, 2019 and April 30, 2019, long-term loans consisted of the following:

	July 31, 2019	April 30, 2019
	(unaudited)
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017, extended another two years at on March 9, 2019.	$-	$1,603,825
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018. #	-	430,657
Loan Xuxu Gu, non-related individual, due on August 15, 2020, with an annual interest rate of 4% at August 16, 2018.	-	504,908
Loan from Dadong Mei, non-related individual, due on March 8, 2021, with an annual interest rate of 4%, renewed on March 9, 2019.	1,569,266	1,603,825
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018. #	-	297,005
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018. #	-	1,485,024
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018. #	-	1,336,521
Loan Guanghua Xia, non-related individual, due on December 31, 2020, with an annual interest rate of 4% at January 1, 2019.	406,847	415,807
Loan Guanghua Xia, non-related individual, due on January 10, 2021, with an annual interest rate of 4% at January 11, 2019.	813,693	831,613
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018. #	-	1,336,521
Total:	$2,789,806	$9,845,706

* The Company recorded these loans as short-term loans as of July 31, 2019.

For the three months ended July 31, 2019 and 2018, interest expense related to short-term loans and long-term loans amounted to $144,787 and $149,351, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended July 31, 2019 and 2018; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2019 and 2018 is as follows:

	Three Months Ended July 31,
	2019	2018
Revenues:
Stevioside - third party	$4,527,666	$2,807,351
Stevioside - related party	1,783,893	1,399,580
Total Stevioside	6,311,559	4,206,931
Corporate and other – third party	578,516	790,229
Corporate and other – related party	-	-
Total Corporate and other	578,516	790,229
Total segment and consolidated revenues	$6,890,075	$4,997,160

Interest expense:
Stevioside	$180,444	$184,994
Corporate and other	-	-
Total segment and consolidated interest expense	$180,444	$184,994

Depreciation and amortization:
Stevioside	$199,222	$269,996
Corporate and other	71,766	-
Total segment and consolidated depreciation and amortization	$270,988	$269,996

Income (loss) from continuing operations before income taxes:
Stevioside	$(165,071)	$(692,904)
Corporate and other	35,267	(409,638)
Total loss from continuing operations before income taxes	$(129,804)	$(1,102,542)

	July 31, 2019	April 30, 2019
Segment property and equipment:
Stevioside	$8,091,286	$7,796,314
Corporate and other	1,139,818	1,197,083
Total property and equipment	$9,231,104	$8,993,397

NOTE 11 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended July 31, 2019 and 2018, customers accounting for 10% or more of the Company's revenue were as follows:

	Three Months Ended July 31,
Customer	2019	2018
A (1)	25.9%	28.0%
B	21.6%	-

(1) Qufu Shengwang Import and Export Co., Ltd is a related party.

(ii)    Vendor Concentrations

For the three months ended July 31, 2019 and 2018, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Three Months Ended July 31,
Supplier	2019	2018
A	*	18.7%
B	10.8%	45.2%
C	18.6%	*
D	18.0%	*
*Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of July 31, 2019, we had $684,127 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through July 31, 2019. Our cash position by geographic area was as follows:

Country:	July 31, 2019		April 30, 2019
United States	$101,256	12.9%	$88,506	30.1%
China	684,127	87.1%	205,693	69.9%
Total cash and cash equivalents	$785,383	100.00%	$294,199	100.00%

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

NOTE 12 - SUBSEQUENT EVENTS

Our management has evaluated all activities subsequent to our balance sheet date through the issuance date of this report and concluded that no subsequent events have occurred that would require adjustments or disclosures to the accompanying unaudited condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2019 Annual Report on Form 10-K for fiscal year ended April 30, 2019.

OVERVIEW

We sell stevioside, a natural sweetener. Stevioside is a natural zero calorie sweetener extracted from the leaf of the stevia plants.. Substantially all of our operations are located in the PRC. We have built an integrated company with the production and distribution capabilities designed to meet the needs of our customers.

Our operations were organized in two operating segments related to our product lines:

-	Stevioside, and
-	Corporate and other.

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

Since fiscal year 2018, we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents. It can also be used in patients with insulin therapy to reduce insulin consumption.

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

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's debt to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019.

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

OUR PERFORMANCE

 Our revenues totaled approximately $6,890,000 during the three months ended July 31, 2019, an increase of 37.9%, as compared with the same period in 2018, and our gross margin increased to 16.3% from 11.3%. Our total operating expenses in the three months ended July 31, 2019 decreased by approximately $398,000, or 26.9% compared to the same period in 2018 primarily due to a decrease of approximately $113,000, or 23.2% in selling expense and a decrease of approximately $359,000, or 47.2% in general and administrative expense, offset by an increase of approximately $75,000, or 32.3% in research and development expenses. Our net loss from continuing operations for the three months ended July 31, 2019 was approximately $123,000, compared to $1,103,000 in the same period in 2018.

Our operating performance for the three months ended July 31, 2019 was primarily driven by an increase of 50.0% in sales revenue of from stevia products, including a 61.3% increase in sales to third parties, and an increase in sales to related party customers of approximately 27.5%.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and we hope that our sales volume in higher grade stevia products will increase in fiscal 2020 as the demands increase. Stevia has become more widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years; recently we have introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however, we cannot quantify this increase and its effects on future periods.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, primarily in the U.S. and EU. For fiscal 2020 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Some of the recent favorable observations related to the stevia markets in fiscal 2020 include:

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for fiscal 2020. During fiscal 2019, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We expect the pressure from pricing competition to continue in fiscal 2020. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in fiscal 2020.

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2019 and 2018. The percentages represent each line item as a percent of revenues:

For the Three Months ended July 31, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$6,311,559	100.0%	$578,516	100.0%	$6,890,075	100.0%
Cost of goods sold	5,390,466	85.5%	378,402	65.4%	5,768,868	83.7%
Gross profit	921,093	14.5%	200,114	34.6%	1,121,207	16.3%
Selling expenses	352,384	5.6%	22,048	3.8%	374,432	5.4%
General and administrative expenses	261,211	4.1%	141,151	24.4%	402,362	5.8%
Research and development expenses	304,903	4.8%	1,648	0.3%	306,551	4.4%
Income from operations	2,595	0.1%	35,267	6.1%	37,862	0.5%
Other expenses	(167,666)	(2.7)%	-	-	(167,666)	(2.4)%
(Loss) income from continuing operation before income taxes	$(165,071)	(2.6)%	$35,267	6.1%	$(129,804)	(1.9)%

For the Three Months ended July 31, 2018
	Stevioside		Corporate and Other		Consolidated
Revenues	$4,206,931	100.0%	$790,229	100.0%	$4,997,160	100.0%
Cost of goods sold	3,698,154	87.9%	734,555	93.0%	4,432,709	88.7%
Gross profit	508,777	12.1%	55,674	7.0%	564,451	11.3%
Selling expenses	430,793	10.2%	56,862	7.2%	487,655	9.8%
General and administrative expenses	375,978	8.9%	385,854	48.8%	761,832	15.2%
Research and development expenses	209,170	5.0%	22,596	2.9%	231,766	4.6%
Loss from operations	(507,164)	(12.1)%	(409,638)	(51.8)%	(916,802)	(18.3)%
Other expenses	(185,740)	(4.4)%	-	-	(185,740)	(3.7)%
Loss from continuing operation before income taxes	$(692,904)	(16.5)%	$(409,638)	(51.8)%	$(1,102,542)	(22.1)%

Revenues

Total revenues in the three months ended July 31, 2019 increased by approximately 37.9%, as compared to the same period in 2018. Stevioside revenues, which accounts for 91.6% and 84.2% of our total revenues in the three months ended July 31, 2019 and 2018, respectively, increased by approximately 50.0%, while Metformin revenues decreased by approximately $212,000 or 26.8%.

Within our Stevioside segment, revenues from sales to third parties increased by 61.3% and sales to the related party increased by 27.5% in the three months ended July 31, 2019, as compared to the same period in 2018, primarily due to an increasing demand from the domestic market and the results of our effort to develop sales in the domestic market. We have been trying to develop our domestic and international market in the past fiscal year. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. We started to outsource our exporting business to Yi-Da Tong, which is a third party export agent since March 2016. While the adoption rate for stevia in the food and beverage sector has been slower than expected, we sold 180 metric tons and 120 metric tons of stevioside for the three months ended July 31, 2019 and 2018, respectively. We generated approximately $403,000 and $544,000 in revenue from producing over 7.5 metric tons and 7.0 metric tons of A3-99 in the three months ended July 31, 2019 and 2018, respectively. We also generated approximately $1,306,000 and $526,000 in revenue from producing over 35.0 metric tons and 9.2 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products. A3-99 and restructuring by enzyme based on our Stevioside products accounted for approximately 27.1% and 18.4% in the three months ended July 31, 2019 and 2018, respectively, of our total Stevioside segment revenues. Additionally, we also continue to generate revenue from the sale of our new products, Metformin, that were developed in the prior year.

Our unit sale price fluctuated from month to month in the three months ended July 31, 2019, which was mainly affected by the market environment; the average unit sale price decreased by approximately 6.5% compared to the same period in 2018. We face challenges due to competitive pricing and difficulties sourcing raw materials for in the three months ended July 31, 2019, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in the near future. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 35.6% and 16.4% of total revenue of our Stevioside segment, respectively.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended July 31, 2019 increased by 30.1%, compared to the same period in 2018. Cost of revenues as a percentage of revenues decreased from 88.7% to 83.7% during the three months ended 2019 compared to the same period in 2018. Gross margin in Stevioside segment increased from 12.1% to 14.6% for the three months ended by July 31, 2019, compared the same period in 2018, which was primarily due to the improvements in efficiency of our production line to offset the higher raw material costs. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three months ended by July 31, 2019 was 16.3%, as compared to 11.3% in the same period in 2018.

Selling Expenses

For the three months ended July 31, 2019, we had a decrease of approximately $113,000, or 23.2% in selling expenses, as compared to the same period in 2018. The decrease was primarily due to the approximately $162,000 decrease in promotion expense, $59,000 decrease in office expense, $14,000 decrease in shipping and freight, offset by approximately $94,000 increase in advertising expenses, $4,000 increase in salary, $2,000 increase in commission, $2,000 increase in local taxes and $20,000 increase in miscellaneous expense in the three months ended July 31, 2019.

General and Administrative Expenses

Our general and administrative expenses for the three months ended July 31, 2019 decreased by approximately $359,000, or 47.2% from the same period in 2018. The decrease was primarily due to a decrease of approximately $307,000 in stock based compensation to employees, $75,000 decrease in marketing expense, $32,000 decrease in office expense, $22,000 decrease in other tax expense, $22,000 decrease in meals and entertainment expenses, $12,000 decrease in travel expense, offset by $31,000 increase in service and consulting fee,  $51,000 increase in salary and wage expenses, and $29,000 increase in miscellaneous expense.

Research and Development Expense

For the three months ended July 31, 2019, our research and development expenses amounted to approximately $307,000, as compared to $232,000 for the same period in 2018. The increase of $75,000 was primarily due to the increase in spendings for third party technical consulting fees in the three months ended July 31, 2019.

 Other Income (Expenses)

For the three months ended July 31, 2019, other expense, net of other income, amounted to approximately $168,000, a decrease of $18,000 as compared to the other expense, net of other income, amounted to approximately $186,000 for the three months ended July 31, 2018. The decrease of other expenses was primarily attributable to a decrease of interest expense of $5,000, an increase of grant income of $14,000 and offset by an increase in other expenses of $1,000.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $130,000, or $(0.00) per share (basic and diluted), for the three months ended July 31, 2019, as compared with loss from continuing operations of $1,103,000, or $(0.01) per share (basic and diluted), for the three months ended July 31, 2018, a change of $973,000, or 88.2%.

Loss from Discontinued Operation

Our loss from discontinued operations amounted to $20,000 and $88,000 for the three months ended July 31, 2019 and 2018. In additional, the Company recorded a loss from disposal discontinued operations of approximately $233,000 at July 31, 2019. Our total loss from discontinued operations amounted to $253,000 or $0.00 per share (basic and diluted) for the three months ended July 2019, as compared with loss from discontinued operations of $88,000, or $(0.00) per share (basic and diluted), at the same period in 2018, a change of $166,000 or 188.7%.

The summarized operating result of discontinued operations included in our consolidated statements of operations is as follows:

	For the Three Months Ended July 31,
	2019	2018

Revenues	$733,441	$836,166
Cost of revenues	572,357	731,997
Gross profit	161,084	104,169
Operating expenses	172,142	192,484
Other income, net	8,958	520
Loss before income taxes	20,016	87,795
Income tax expense	-	-

Loss from discontinued operations	20,016	87,795
Loss from disposal, net of taxes	233,415	-
Total loss from discontinued operations	$253,431	$87,795

Net Loss

Net loss in the three months ended July 31, 2019 was approximately $383,000, compared to $1,190,000 in the three months ended July 31, 2018. The decrease was primarily due to higher revenue with higher gross profit and a decrease in operating expenses and other expenses in the three months ended July 31, 2019.

Foreign Currency Translation (Loss) or Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive income on the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $269,000 for the three months ended July 31, 2019, as compared to a foreign currency translation loss of $637,000 for the three months ended July 31, 2018. This non-cash loss had the effect of increasing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2019, we had working capital deficit of approximately $3,019,000, including cash of approximately $785,000, as compared to working capital of approximately $2,411,000, including cash of approximately $294,000 at April 30, 2019. The approximate $491,000 increase in our cash at July 31, 2019 from April 30, 2019 is primarily attributable to net cash used in operating activities and net cash used in investing activities for the purchase of property and equipment to improve our productivity offset by net cash provided by financing activities from loans. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $347,000 during the three months ended July 31, 2019, as a result of the increase in both accounts receivable from the third parties and accounts receivable from related party as of July 31, 2019. The days for sales outstanding in accounts receivable decreased to 75 days as of July 31, 2019, as compared to 24 days as of April 30, 2019. The days for sales outstanding in accounts receivable for third party sales increased to 56 days as of July 31, 2019, as compared to 17 days as of April 30, 2019. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2020.

Inventories at July 31, 2019, net of reserve for obsolescence, totaled approximately $12,668,000, as compared to $11,992,000 as of April 30, 2019. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the fiscal year ended April 30, 2019. These inventories have not yet been sold due to the market demands not raising as much as we predicted; however, the current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $9,427,000 at July 31, 2019, an increase of approximately $1,747,000 from April 30, 2019. The increase is primarily due to our increase in procurements of raw material as a result of the raising sales of such materials during the three months ended July 31, 2019.

Loans payable at July 31, 2019 and April 30, 2019 totaled approximately $11,964,000 and $15,926,000, respectively. These loans payable consisted of short-term loans and long-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 10%.  The maturity dates of the loans payable at July 31, 2019 range from October 5, 2019 to March 8, 2021.  During the three months ended July 31, 2019, loan amount of approximately $3,621,000 was assumed by the buyer of discontinued operation, Qufu Shengwang.

Due to related parties at July 31, 2019 and April 30, 2019 totaled approximately $5,999,000 and $6,409,000, respectively. The decrease was primarily due to our partial repayment to Pharmaceutical Corporation during the three months ended July 31, 2019. On July 31, 2019, the balances we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., approximately amounted $5,244,000, $575,000 and $181,000, respectively. On April 30, 2019, the balances we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, and Mr. Weidong Chai approximately amounted to $5,670,000, $558,000 and $181,000, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities from continuing operations was approximately $711,000 (total of $4,332,000 including net cash provided by discontinued operations of $3,621,000) for the three months ended July 31, 2019, primarily due to a net loss of approximately $130,000 adjusted by loss from discontinued operations of $253,000 and offset by non-cash working capital that primarily included depreciation expense of $271,000 and a loss on disposition of property and equipment of $20,000. The increase in net cash from operating activities was also primarily due to an  increase in accounts payable and accrued expenses of approximately $2,652,000 and offset by an increase of approximately $234,000 in accounts receivable and note receivable from a third party, an increase of approximately $90,000 in accounts receivable - related party, an increase of approximately $935,000 in inventories, an increase of approximately $820,000 in prepaid expenses and other current assets and a decrease of approximately $23,000 in taxes payable.

Net cash used in operating activities from continuing operation was approximately $5,070,000 (total of $4,251,000 including net cash provided by discontinued operations of $819,000) during the three months ended July 31, 2018,  primarily due to a net loss of approximately $1,190,000 adjusted by loss from discontinued operations of $88,000 and offset by non-cash items such as depreciation and amortization expenses of approximately $270,000, and stock issued for employees' compensation of $307,000. The decrease in net cash from operating activities was also primarily due to an increase of approximately $192,000 in accounts receivable-related party, an increase of approximately $839,000 in inventories, an increase of approximately $2,234,000 in prepaid expense and other current assets, a decrease of approximately $1,661,000 in accounts payable and accrued expenses and a decrease of approximately $111,000 decrease in taxes payable, offset by $493,000 decrease in accounts receivable.

NET CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Net cash provided by investing activities from continuing operations amounted to $67,000 in investment activities, including the proceeds received from disposal of discontinued subsidiary of approximately $727,000 and a proceed received from disposal of equipment of $6,000, offset by approximately $665,000 in purchases of property and equipment in the three months ended July 31, 2019. Net cash used in investing activities from continuing operations amounted to approximately $634,000 during the three months ended July 31, 2018 due to capital expenditures for property and equipment. Net cash used in investing activities from discontinued operations amounted to $0 and $1,000 in three months ended July 31, 2019 and 2018, respectively.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities from continuing operations amounted to approximately $283,000 in the three months ended July 31, 2019, primarily due to repayment of related party advances of approximately $947,000 and offset by advances received from related parties of approximately $664,000. Net cash used in financing activities from discontinued operations amounted to $3,621,000 in in the three months ended July 31, 2019.

Net cash provided by financing activities from continuing operations amounted to approximately $5,431,000 in the three months ended July 31, 2018, primarily consisted of proceeds from multiple non-related individual short-term and long-term loans of $5,046,000 and advances received from related parties of approximately $1,313,000, offset by repayment of short-term loans of $245,000 and repayment of related party advances of approximately $682,000. Net cash used in financing activities from discontinued operations amounted to $454,000 in in the three months ended July 31, 2018.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of July 31, 2019.

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

Country:	July 31, 2019		April 30, 2019
United States	$101,256	12.9%	$88,506	30.1%
China	684,127	87.1%	205,693	69.9%
Total cash and cash equivalents	$785,383	100.00%	$294,199	100.00%

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2019.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2019 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). As reported in our Form 10-K for the year ended April 30, 2019, management assessed the effectiveness of our internal control over financial reporting as of April 30, 2019 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2019.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended July 31, 2019. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2019 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2019 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1 A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2019 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2019 Annual Report on Form 10-K.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 16, 2019	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 16, 2019	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer