Form 10-Q
period 2019-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2019-12-16
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 13, 2019, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2020 is referred to as "fiscal 2020" and the year ended April 30, 2019 is referred to as "fiscal 2019".  Also, the three month period ended October 31, 2019 is our second quarter and is referred to as the "second quarter of fiscal 2020". Likewise, the three month period ended October 31, 2018 is referred to as the "second quarter of fiscal 2019".

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
iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	October 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$310,830	$294,199
Accounts receivable, net of allowance for doubtful accounts of $74,746 and $78,159, respectively	1,931,226	2,985,166
Accounts receivable - related party	2,876,470	2,477,659
Inventories, net	13,269,792	11,991,956
Prepaid expenses and other current assets	3,725,001	1,676,347
Current assets held for sale	-	4,143,059
Total Current Assets	22,113,319	23,568,386

Property and equipment, net	9,204,584	8,993,397
Non-current assets held for sale	-	2,925,706
Total Assets	$31,317,903	$35,487,489

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,395,092	$7,680,049
Short-term loans	9,516,786	6,079,983
Due to related parties	6,171,431	6,408,521
Current liabilities held for sale	-	988,748
Total Current Liabilities	25,083,309	21,157,301

Long-term loans	2,726,730	9,845,706
Liabilities held for sale, non-current	-	947,445
Total Liabilities	27,810,039	31,950,452

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of October 31, 2019 and April 30, 2019, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(38,694,600)	(38,503,256)
Accumulated other comprehensive income	4,321,552	4,159,381
Total Stockholders' Equity	3,507,864	3,537,037
Total Liabilities and Stockholders' Equity	$31,317,903	$35,487,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2019	2018	2019	2018
Revenues	$4,846,915	$4,171,543	$9,953,097	$7,769,123
Revenues - related parties	2,314,666	714,157	4,098,559	2,113,737
Total revenues	7,161,581	4,885,700	14,051,656	9,882,860
Cost of revenues	3,618,881	3,822,845	7,739,510	7,040,944
Cost of revenues - related parties	2,068,261	683,541	3,716,500	1,898,151
Total cost of revenues	5,687,142	4,506,386	11,456,010	8,939,095
Gross profit	1,474,439	379,314	2,595,646	943,765

Operating expenses:
Selling expenses	502,773	447,792	877,205	935,447
General and administrative expenses	281,733	646,574	684,095	1,408,406
Research and development expenses	339,401	149,891	645,952	381,657
Total operating expenses, net	1,123,907	1,244,257	2,207,252	2,725,510
Income (loss) from operations	350,532	(864,943)	388,394	(1,781,745)

Other (expenses) income
Other expense	(37,907)	(13,887)	(39,442)	(14,633)
Grant income	-	-	14,313	-
Interest income	184	57	268	132
Interest expense - related party	(28,359)	(29,973)	(64,100)	(65,691)
Interest expense	(92,559)	(167,585)	(237,346)	(316,936)
Total other expense	(158,641)	(211,388)	(326,307)	(397,128)

Income (loss) from continuing operations before income taxes	191,891	(1,076,331)	62,087	(2,178,873)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	$191,891	$(1,076,331)	$62,087	$(2,178,873)

Discontinued operations
Loss from discontinued operations, net of income tax	-	(29,012)	(20,016)	(116,807)
Loss from disposal of discontinued operations	-	-	(960)	-
Loss from sales of subsidiary	-	-	(232,455)	-
Loss from discontinued operations, net of income tax	-	(29,012)	(253,431)	(116,807)

Net income (loss)	$191,891	$(1,105,343)	$(191,344)	$(2,295,680)

Comprehensive income (loss):	-	-
Net income (loss)	$191,891	$(1,105,343)	$(191,344)	$(2,295,680)
Foreign currency translation adjustment	(106,388)	(151,472)	162,171	(788,688)
Total comprehensive income (loss)	$85,503	$(1,256,815)	$(29,173)	$(3,084,368)

Earnings per common share:
Continuing operations - basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)
Discontinued operations - basic and diluted	0.00	(0.00)	(0.00)	(0.00)
Net loss per common share - basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,344)	$(2,295,680)
Loss from discontinued operations	(253,431)	(116,807)
Net income (loss) from continuing operations	62,087	(2,178,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	568,345	533,974
Loss on disposition of property and equipment	20,426	-
Stock issued for employees' compensation	-	613,334
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	739,720	(328,555)
Accounts receivable - related party	(510,987)	1,072,791
Inventories	(1,815,660)	(454,889)
Prepaid expenses and other current assets	(1,947,403)	(2,766,876)
Accounts payable and accrued expenses	2,564,069	(2,821,854)
Taxes payable	106,853	(68,310)
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(212,550)	(6,399,258)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES FROM DISCONTINUED OPERATIOIN	(339,925)	6,750
NET CASH USED IN OPERATING ACTIVITIES	(552,475)	(6,392,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of discontinued operations	1,145,049	-
Purchases of property and equipment	(1,027,761)	(627,996)
Proceed from disposal of equipment	30,473	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	147,761	(627,996)
NET CASH (USED IN) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIOIN	-	(46,598)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	147,761	(674,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	429,393	5,418,234
Repayment of short term loans	-	(432,862)
Advance from related parties	3,813,512	3,232,921
Repayment of related party advances	(3,795,447)	(671,651)
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	447,458	7,546,642
NET CASH (USED IN) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIOIN	-	(1,367,613)
NET CASH PROVIDED BY FINANCING ACTIVITIES	447,458	6,179,029

EFFECT OF EXCHANGE RATE ON CASH	(26,113)	(37,482)
NET INCREASE (DECREASE) IN CASH	16,631	(925,555)

Cash at the beginning of period	294,199	75,917
Cash in discontinued operations at the beginning of year	-	1,024,831
Cash at the end of period	310,830	175,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$60,235	$96,077

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$223,885	$1,081,490
Accrued interest converted into debt	$124,453	$131,482
Accrued interest payable to related party	$27,978	$21,589
Liabilities assumed in connection with sale of discontinued operations	$3,565,397	$-

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2019

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

For the three months ended October 31, 2019 and fiscal year 2019, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

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

Since fiscal 2018 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has a hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents, which are more effective than single use. It can also be used in patients with insulin therapy to reduce insulin consumption. On July 10, 2019, the Company entered into the Metformin Production Line Operation Management Agreement with an unaffiliated individual to operate the Metformin production line (see Note 8).

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2019 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended October 31, 2019 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of six months or less at the time of purchase to be cash and equivalents. As of October 31, 2019, we held $159,554 of our cash and cash equivalents with commercial banking institutions in the PRC, and $151,276 with banks in the United States. As of April 30, 2019, we held $205,693 of our cash and cash equivalents with commercial banking institution in PRC, and $88,506 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through October 31, 2019.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of October 31, 2019 and April 30, 2019, the allowance for doubtful accounts was $74,746 and $78,159, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost and net realizable value that can be estimated utilizing the weighted average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value.  These reserves are recorded based on estimates. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost or estimated net realizable value. As of October 31, 2019 and April 30, 2019, the Company did not record a reserve for obsolete or slow-moving inventories.  If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of October 31, 2019 and April 30, 2019, the Company wrote down inventories in the amount of $0 and $999,548, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $20,426 and $0 at October 31, 2019 and April 30, 2019, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of October 31, 2019 and April 30, 2019 amounted to $226,380 and $125,854, respectively, consisted primarily of VAT taxes.

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

The Company is also a lessor, which is an entity that is lease underlying asset to the third party, The Company’s lease revenue is recognized under ASC Topic 842, Leases, (“ASC 842”), which was adopted on January 1, 2019. In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The Company’s lease has been accounted for as operating lease. Rental revenue is recognized on a straight-line basis over the terms of the lease of five years. Actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental revenue recognized for the period. The difference by which straight-line rental revenue exceeded rents billed in accordance with lease agreements is recorded as “accounts receivable”. The difference by which rents billed in accordance with lease agreements exceeded straight-line rental revenue is recorded as “advances from customer”. The Company does not offset lease income and lease expense.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended October 31,		Six Months Ended October 31,
Numerator:
	2019	2018	2019	2018
Net income (loss) attributable to Sunwin Stevia International, Inc.	$191,891	$(1,105,343)	$(191,344)	$(2,295,680)
Net income (loss) from continuing operations	$191,891	$(1,076,331)	$62,087	$(2,178,873)
Net loss from discontinued operation	-	(29,012)	(253,431)	(116,807)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	199,632,803	182,066,546	199,632,803	199,632,803
Basic and diluted loss per common share:
Net income (loss) from continuing operations - basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)
Net loss from discontinued operations - basic and diluted	0.00	(0.00)	(0.00)	(0.00)
Net income (loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

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

As of October 31, 2019	RMB 7.04 to $1.00
As of April 30, 2019	RMB 6.73 to $1.00

Six months ended October 31, 2019	RMB 6.99 to $1.00
Six months ended October 31, 2018	RMB 6.70 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended October 31, 2019 and 2018 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of October 31, 2019, we had $159,554 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through October 31, 2019.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $339,401 and $149,891 for the three months ended October 31, 2019 and 2018, and $645,952 and $381,657 for the six months ended October 31, 2019 and 2018, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $25,200 and $68,558 for the three months ended October 31, 2019 and 2018, and $48,095 and $105,323 for the six months ended October 31, 2019 and 2018, respectively.

ADVERTISING

              Advertising is expensed as incurred and is included in selling expenses and totaled $208,896 and $14,619 for the three months ended October 31, 2019 and 2018, $248,250 and $53,973 for the six months ended October 31, 2019 and 2018, respectively.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)," which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining level 3 fair value measurements will be added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new standard will have on its condensed consolidated financial statements.

              In August 2018, the FASB issued ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20)," which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around the effect of a one-percentage-point change in assumed health care costs will be removed and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period will be added. This standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. These amendments must be applied on a retrospective basis for all periods presented. The Company is currently evaluating the impact of the new standard will have on its condensed consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our condensed consolidated financial statements.

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred net income of approximately $192,000 and $62,000 for the three and six months ended October 31, 2019 on continued operations and has a significant accumulated deficit of $38.7 million as of October 31, 2019. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

NOTE 3 - DISCONTINUED OPERATIONS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of October 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount Qufu Shengwang owes to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019, and received the second installment of RMB3,000,000 on August 20, 2019. The Buyer settled all liabilities of Qufu Shengwang due to Natural Green by assumed the liabilities on behalf of Qufu Shengren in the amount of approximately RMB 26,000,000 (approximately $3,779,070) due to another third party.

Prior to July 30, 2019, Qufu Shangwang engaged in our Chinese medicine segment. In our Chinese medicine segment, we manufactured and sold traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. As a result of the sale of Qufu Shengwang, our Chinese medicine segment is treated as a discontinued operation.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from the Chinese medicine segment for the three and six months ended October 31, 2019 and 2018 have been classified as discontinue operations and included in the line caption of to the loss from discontinued operations line in the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current assets held for sale, non-current assets held for sale, current liabilities held for sale and non-current liabilities held for sale in the Company's condensed consolidated balance sheets as of October 31, 2019 and April 30, 2019.

The assets and liabilities classified as discontinued operations in the Company's condensed consolidated financial statements as of October 31, 2019 and April 30, 2019 were set forth below.

	October 31, 2019	April 30, 2019
Assets:
Current assets:
Cash	$-	$426,766
Accounts receivable, net	-	322,902
Inventories, net	-	949,705
Due from related parties	-	2,308,159
Prepaid expenses and other	-	135,527
Total current assets	-	4,143,059
Property and equipment, net	-	985,630
Land use rights, net	-	1,795,362
Other long-term asset	-	144,714
Total assets	$-	$7,068,765
Liabilities:
Current liabilities:
Accounts payable	$-	$389,521
Accrued expenses and other liabilities	-	599,227
Total current liabilities	-	988,748
Long-term loans	-	947,445
Total liabilities *	$-	$1,936,193

*  Not including intercompany loan of Qufu Shengwang payable to Qufu Natural Green in the amount of RMB27,354,608 (approximately $3,975,960) which was not reflected on the condensed consolidated financial statements as of April 30, 2019 due to consolidation.

The following table presents the results of discontinued operations in the three and six months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Revenues	$-	$475,908	$733,441	$1,312,074
Cost of revenues	-	347,370	572,357	1,079,367
Gross profit	-	128,538	161,084	232,707
Operating expenses	-	159,227	172,142	351,711
Other income, net	-	1,677	8,958	2,197
Loss before income taxes	-	29,012	20,016	116,807
Income tax expense	-	-	-	-
Loss from discontinued operations	-	29,012	20,016	116,807
Loss from disposal, net of taxes	-	-	960	-
Loss from sales of subsidiary	-	-	232,455	-
Total loss from discontinued operations	$-	$29,012	$253,431	$116,807

For the three months ended October 31, 2019 and 2018, loss from discontinued operations amounted to $0 and $29,012. For the six months ended October 31, 2019 and 2018, loss from discontinued operations amounted to $253,431 and $116,807. The Company realized a loss of $233,415 from the disposal of 100% equity of Qufu Shengwang, which was reflected as loss from sale of discontinued operations on the condensed consolidated statement of operations for the six months ended October 31, 2019.

NOTE 4 - INVENTORIES

As of October 31, 2019 and April 30, 2019, inventories consisted of the following:

	October 31, 2019	April 30, 2019
	(unaudited)
Raw materials	$6,604,944	$5,639,260
Work in process	3,130,113	3,426,545
Finished goods	3,534,735	2,926,151
	13,269,792	11,991,956
Less: reserve for obsolete inventory	-	-
	$13,269,792	$11,991,956

NOTE 5 - PROPERTY AND EQUIPMENT

As of October 31, 2019 and April 30, 2019, property and equipment consisted of the following:

		October 31, 2019	April 30, 2019
	Estimated Life	(unaudited)
Office equipment	3-5 Years	$394,444	$77,738
Auto and trucks	2-10 Years	584,923	599,154
Manufacturing equipment	2-10 Years	6,295,577	5,353,752
Buildings	5-30 Years	9,177,135	8,082,483
Construction in process		34,460	2,001,045
		16,486,539	16,114,172
Less: accumulated depreciation		(7,281,955)	(7,120,775)
		$9,204,584	$8,993,397

For the three months ended October 31, 2019 and 2018, depreciation expense totaled $297,357 and $263,978, of which $264,745 and $231,858 were included in cost of revenues, respectively, and of which $32,612 and $32,120 were included in general and administrative expenses, respectively. For the six months ended October 31, 2019 and 2018, depreciation expense totaled $568,345 and $533,974, of which $497,332 and $462,516 was included in cost of revenues, respectively, and of which $71,013 and $71,458 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

As of October 31, 2019 and April 30, 2019, $2,876,470 and $2,477,659 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended October 31, 2019 and 2018, we recorded revenue - related party and cost of revenue – related party of $2,314,666 and $714,157, $2,068,261 and $683,541, respectively, from Qufu Shengwang Import and Export. For the six months ended October 31, 2019 and 2018, we recorded revenue - related party and cost of revenue – related party of $4,098,559 and $2,113,737, $3,716,500 and $1,898,151, respectively, from Qufu Shengwang Import and Export.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the six months ended October 31, 2019 and 2018, we received advances from related parties for working capital that totaled $3,813,512 and $3,232,921, respectively, and we repaid to related parties a total of $3,795,447 and $671,651, respectively.

In the three months ended October 31, 2019 and 2018, interest expense related to due to related parties amounted to $28,359 and $29,973, and six months ended October 31, 2019 and 2018, interest expense related to due to related parties amounted to $64,100 and $65,691, respectively, which were included in interest expense - related parties in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and in connection with the advances of $742,512 (RMB5,000,000) and $1,188,019 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. The other advances bear no interest and are payable on demand.

As of October 31, 2019, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $5,473,401, $551,845 and $146,185, respectively. On April 30, 2019, the balances we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $5,669,776, $557,976 and $180,769, respectively.

As of October 31, 2019 and April 30, 2019, balances due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2019	$5,669,776	$557,976	$180,769	$6,408,521
Working capital advances from related parties	3,262,486	549,300	1,727	3,813,512
Repayments	(3,232,330)	(534,491)	(28,626)	(3,795,447)
Effect of foreign currency exchange	(226,530)	(20,940)	(7,685)	(255,155)
Balance due to related parties, October 31, 2019	$5,473,401	$551,845	$146,185	$6,171,431

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of October 31, 2019 and April 30, 2019 totaled $3,725,001 and $1,676,347, respectively. As of October 31, 2019, prepaid expenses and other current assets includes $3,263,900 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $461,101 for business related employees' advances. As of April 30, 2019, prepaid expenses and other current assets includes $1,389,963 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $14,850 for security deposit and $271,534 for business related employees' advances.

NOTE 8 - OPERATING LEASE

On July 10, 2019, we entered into the Metformin Production Line Operation Management Agreement (the “Agreement”) with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line which was built by the Company. Under the terms of this agreement, Ru Yuan (“lessee”) leases the fixed assets of Metformin production line including buildings, manufacturing equipment and construction in process from Sunwin will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,047) in July every year. On August 1, 2019, the Company (“lessor”) signed an addendum for Agreement with lessee to clarify the term of lease for five years, with conditional renewal options and the Company has the right to monitor operating and provide maintenance service for the underlying assets of the Metformin production line. The Company also has the right to terminate the Agreement if lessee fails to make payment timely. Under our analysis with the new lease standard, this lease agreement classified as a cancellable operating lease. The Company received a total amount of RMB2,500,000 in July 2019, including the lease deposit of RMB1,000,000 as guarantee and RMB1,500,000 of the semiannual lease payment for the first year. The Company received the RMB1,500,000 for  the remaining balance of the first year lease payment  in August 2019.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of October 31, 2019 and April 30, 2019:

Account	October 31, 2019	April 30, 2019
	(unaudited)
Accounts payable	$6,365,175	$5,298,580
Advanced from customers	480,914	26,921
Accrued salary payable	237,353	284,671
Tax payable	226,380	125,854
Deferred revenue	13,086	13,683
Other payable*	2,072,184	1,803,972
Total accounts payable and accrued expenses	$9,395,092	$7,680,049

* As of on October 31, 2019, other payables consists of general liability, worker's compensation, and medical insurance payable of $409,937, consulting fee payable of $248,587, union and education fees payable of $125,936, interest payables for short-term loans of $461,641, advances from employees of $348,389, security deposit for sub-contractor of $142,017, due to construction contractor of $184,622 and other miscellaneous payables of $151,055. As of April 30, 2019, other payables consists of general liability, worker's compensation, and medical insurance payable of $448,528, consulting fee payable of $136,770, union and education fees payable of $131,688, interest payables for short-term loans of $765,061, advances from employees of $221,081 and other miscellaneous payables of $100,844.

NOTE 10 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of October 31, 2019 and April 30, 2019, short-term loans consisted of the following:

	October 31, 2019	April 30, 2019
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2020, with an annual interest rate of 10%, renewed at October 6, 2019.	$31,244	$32,671
Loans from Jianjun Yan, non-related individual, due on October 6, 2020, with an annual interest rate of 10%, renewed at October 7, 2019 and accrued interest converted into debt principal of RMB849,500 ($123,434).	1,257,917	1,189,207
Loan from Jianjun Yan, non-related individual, due on March 31, 2020, with annual interest rate of 4%, renewed at April 1, 2019.	1,157,952	1,210,829
Loan from Junzhen Zhang, non-related individual, due on October 5, 2020, with an annual interest rate of 10%, renewed at October 6, 2019.	22,723	23,760
Loan from Jian Chen, non-related individual, due on January 27, 2020 and April 11, 2020, bearing an annual interest rate of 10%, with the principal amount of RMB770,000 ($114,347) and RMB330,000 ($49,006), renewed on January 27, 2019 and April 11, 2019, respectively.	156,219	163,353
Loan from Qing Kong, non-related individual, due on March 6, 2020, with an annual interest rate of 10%, renewed on March 7, 2019.	75,610	79,063
Loan from Qing Kong, non-related individual, due on January 8, 2020, with an annual interest rate of 10%, renewed on January 9, 2019.	31,244	32,671
Loan from Guihai Chen, non-related individual, due on March 9, 2020, with an annual interest rate of 10%, renewed on March 10, 2019.	18,746	19,602
Loan from Guihai Chen, non-related individual, due on September 20, 2020, with an annual interest rate of 10%, renewed at September 21, 2019 and accrued interest converted into debt principal of RMB20,000 ($2,906).	31,244	29,700
Loan Weifeng Kong, non-related individual, due on November 28, 2019, with an annual interest rate of 10%, renewed on November 29, 2018. See Note 12	28,403	29,700
Loan Shidong Wang, non-related individual, due on March 8, 2020, with an annual interest rate of 4%, renewed on March 9, 2019.	1,536,057	1,606,200
Loan from Huagui Yong, non-related individual, due on April 8, 2020, with an annual interest rate of 6.3% at April 9, 2019.	71,009	74,251
Loan from Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017.	-	1,588,976
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018. *	411,850	-
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018. *	1,278,155	-
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018. *	284,034	-
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018. *	1,420,172	-
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018. *	1,278,155	-
Loan Lufeng Li, non-related individual, due on October 20, 2020, with an annual interest rate of 4% at October 21, 2019.	426,052	-
Total	$9,516,786	$6,079,983

* The Company recorded these loans as long-term loans as of April 30, 2019.

 Long-term loan payable

Long-term loans are obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of October 31, 2019 and April 30, 2019, long-term loans consisted of the following:

	October 31, 2019	April 30, 2019
	(unaudited)
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017, extended another two years on March 9, 2019.	$-	$1,603,825
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018. #	-	430,657
Loan Xuxu Gu, non-related individual, due on August 15, 2020, with an annual interest rate of 4% at August 16, 2018.	-	504,908
Loan from Dadong Mei, non-related individual, due on March 8, 2021, with an annual interest rate of 4%, renewed on March 9, 2019.	1,533,786	1,603,825
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018. #	-	297,005
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018. #	-	1,485,024
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018. #	-	1,336,521
Loan Guanghua Xia, non-related individual, due on December 31, 2020, with an annual interest rate of 4% at January 1, 2019.	397,648	415,807
Loan Guanghua Xia, non-related individual, due on January 10, 2021, with an annual interest rate of 4% at January 11, 2019.	795,296	831,613
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018. #	-	1,336,521
Total:	$2,726,730	$9,845,706

# The Company recorded these loans as short-term loans as of October 31, 2019.

For the three and six months ended October 31, 2019 and 2018, interest expense related to short-term loans and long-term loans amounted to $92,559 and $167,585, and $237,346 and $316,936, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and six months ended October 31, 2019 and 2018; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2019 and 2018 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenues:
Stevioside - third parties	$4,768,613	3,501,778	9,296,279	6,309,129
Stevioside - related parties	2,314,666	715,157	4,098,559	2,113,737
Total Stevioside	7,083,279	4,215,935	13,394,838	8,422,866

Corporate and other – third party	78,302	669,765	656,818	1,459,994
Corporate and other – related party	-	-	-	-
Total Corporate and other	78,302	669,765	656,818	1,459,994
Total segment and consolidated revenues	$7,161,581	4,885,700	14,051,656	9,882,860

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Interest (expense) income:
Stevioside	$(120,734)	$(197,501)	$(301,178)	$(382,485)
Corporate and other	-	-	-	-
Total segment and consolidated interest expense	$(120,734)	$(197,501)	$(301,178)	$(382,485)
Depreciation and amortization:
Stevioside	$253,500	$263,978	$487,523	$533,974
Corporate and other	43,857	-	80,822	-
Total segment and consolidated depreciation and amortization	$297,357	$263,978	$568,345	$533,974
Income (loss) before income taxes:
Stevioside	$203,668	$(809,110)	$38,596	$(1,502,014)
Corporate and other	(11,777)	(267,221)	23,491	(676,859)
Total consolidated loss before income taxes	$191,891	$(1,076,331)	$62,087	$(2,178,873)

	October 31, 2019	April 30, 2019
Segment property and equipment:
Stevioside	$7,260,465	$7,796,314
Corporate and other	1,944,119	1,197,083
Total property and equipment	$9,204,584	$8,993,397

NOTE 12 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three and six months ended October 31, 2019 and 2018, customers accounting for 10% or more of the Company's revenue were as follows:

	For the three months ended October 31,		For the six months ended October 31,
Customer	2019	2018	2019	2018
A (1)	32.3%	14.6%	29.2%	21.4%
B	*	*	10.9%	*

(1)    Qufu Shengwang Import and Export Co., Ltd is a related party.

(ii)    Vendor Concentrations

For the three and six months ended October 31, 2019 and 2018, suppliers accounting for 10% or more of the Company's purchase were as follows:

	For the three months ended October 31,		For the six months ended October 31,
Supplier	2019	2018	2019	2018
A	29.1%	*	23.9%	17.7%
B	16.3%	*	17.4%	*
C	25.9%	*	13.7%	-
D	11.7%	35.7%	11.3%	27.7%
*Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of October 31, 2019, we had $159,554 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through October 31, 2019. Our cash position by geographic area was as follows:

Country:	October 31, 2019		April 30, 2019
United States	$151,276	48.7%	$88,506	30.1%
China	159,554	51.3%	205,693	69.9%
Total cash and cash equivalents	$310,830	100.00%	$294,199	100.00%

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

NOTE 13 - SUBSEQUENT EVENTS

On November 29, 2019, we renewed the RMB200,000 ($29,275) loan from Weifeng Kong, a non-related individual, with an annual interest rate of 10% and the new due date will be November 28, 2020.

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

While we were able to market and sale our Metformin products, with our current overhead and associated expenses, its profit margin has not been as lucrative as we had projected, and our Metformin production line has been operating at a net loss in fiscal 2019. On July 10, 2019, we entered into a management agreement with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line for 30 years. On July 31, 2019, we entered into an addendum to this agreement to include a renewal period of every 5 years. Under the terms of this agreement, Ms. Yuan will operate the Metformin production line independently from Sunwin assuming all of its profits and liabilities, including employee payroll, benefits, utilities etc., and will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,047).

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's debt to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019, and received the second installment of RMB3,000,000 on August 20, 2019.

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

OUR PERFORMANCE

 Our revenues totaled approximately $7,162,000 during the three months ended October 31, 2019, an increase of 46.6%, as compared with the same period in 2018, and our gross margin increased to 20.6% from 7.8%. Our total operating expenses in the three months ended October 31, 2019 decreased by approximately $120,000, or 9.7% compared to the same period in 2018, primarily due to a decrease of approximately $365,000, or 56.4% in general and administrative expense, offset by  an increase of approximately $55,000, or 12.3% in selling expense and an increase of approximately $190,000, or 126.4% in research and development expenses. Our net income from continuing operations for the three months ended October 31, 2019 was approximately $192,000, compared to net loss of $1,076,000 in the same period in 2018. Our operating performance for the three months ended October 31, 2019 was primarily driven by an increase of 68.0% in sales revenue of from stevia products, including a 36.2% increase in sales to third parties, and an increase in sales to related party customers of approximately 224.1%.

Our revenues totaled approximately $14,052,000 during the six months ended October 31, 2019, an increase of 42.2%, as compared with the same period in 2018, and our gross margin increased to 18.5% from 9.5%. Our total operating expenses in the six months ended October 31, 2019 decreased by approximately $518,000, or 19.0% compared to the same period in 2018 primarily due to a decrease of approximately $58,000, or 6.2% in selling expense and a decrease of approximately $724,000, or 51.4% in general and administrative expense, offset by an increase of approximately $264,000, or 69.2% in research and development expenses. Our net income from continuing operations for the six months ended October 31, 2019 was approximately $62,000, compared to net loss of $2,179,000 in the same period in 2018. Our operating performance for the six months ended October 31, 2019 was primarily driven by an increase of 59.0% in sales revenue of from stevia products, including a 47.3% increase in sales to third parties, and an increase in sales to related party customers of approximately 93.9%.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2019 and 2018. The percentages represent each line item as a percent of revenues:

For the Three Months ended October 31, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$7,083,279	100.0%	$78,302	100.0%	$7,161,581	100.0%
Cost of goods sold	5,648,003	79.7%	39,139	50.0%	5,687,142	79.4%
Gross profit	1,435,276	20.3%	39,163	50.0%	1,474,439	20.6%
Selling expenses	502,773	7.1%	-	-	502,773	7.0%
General and administrative expenses	273,733	3.9%	8,000	10.2%	281,733	3.9%
Research and development expenses	339,401	4.8%	-	-	339,401	4.7%
Income from operations	319,369	5.5%	31,163	39.8%	350,532	4.9%
Other expenses	(115,701)	(1.6)%	(42,940)	(54.8)%	(158,641)	(2.2)%
Income (loss) from continuing operation before income taxes	$203,668	2.9%	$(11,777)	(15.0)%	$191,891	2.7%

For the Three Months ended October 31, 2018
	Stevioside		Corporate and Other		Consolidated
Revenues	$4,215,935	100.0%	$669,765	100.0%	$4,885,700	100.0%
Cost of goods sold	3,985,882	94.5%	520,504	77.7%	4,506,386	92.2%
Gross profit	230,053	5.5%	149,261	22.3%	379,314	7.8%
Selling expenses	382,311	9.1%	65,481	9.8%	447,792	9.2%
General and administrative expenses	315,046	7.5%	331,528	49.5%	646,574	13.2%
Research and development expenses	130,418	3.1%	19,473	2.9%	149,891	3.1%
Loss from operations	(597,725)	(14.2)%	(267,221)	(39.9)%	(864,943)	(17.7)%
Other expenses	(211,385)	(5.0)%	-	-	(211,388)	(4.3)%
Loss from continuing operation before income taxes	$(809,110)	(19.2)%	$(267,221)	(39.9)%	$(1,076,331)	(22.0)%

The following table summarizes our results from operations for the six month periods ended October 31, 2019 and 2018.

For the Six Months ended October 31, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$13,394,838	100.0%	$656,818	100.0%	$14,051,656	100.0%
Cost of goods sold	11,038,469	82.4%	417,541	63.6%	11,456,010	81.5%
Gross profit	2,356,369	17.6%	239,277	36.4%	2,595,646	18.5%
Selling expenses	855,157	6.4%	22,048	3.4%	877,205	6.2%
General and administrative expenses	534,945	4.0%	149,150	22.7%	684,095	4.6%
Research and development expenses	644,304	4.8%	1,648	0.3%	645,952	4.6%
Income from operations	321,963	2.4%	66,431	10.1%	388,394	2.8%
Other expenses	(283,367)	(2.1)%	(42,940)	(6.5)%	(326,307)	(2.3)%
Income from continuing operation before income taxes	$38,596	0.3%	$23,491	10.1%	$62,087	0.4%

For the Six Months ended October 31, 2018
	Stevioside		Corporate and Other		Consolidated
Revenues	$8,422,865	100.0%	$1,459,995	100.0%	$9,882,860	100.0%
Cost of goods sold	7,684,035	91.2%	1,255,060	86.0%	8,939,095	90.5%
Gross profit	738,830	8.8%	204,935	14.0%	943,765	9.5%
Selling expenses	813,104	9.7%	122,343	8.4%	935,447	9.5%
General and administrative expenses	691,024	8.2%	717,382	49.1%	1,408,406	14.3%
Research and development expenses	339,588	4.0%	42,069	2.9%	381,657	3.9%
Loss from operations	(1,104,884)	(13.1)%	(676,861)	(46.4)%	(1,781,745)	(18.0)%
Other expenses	(397,128)	(4.7)%	-	-	(397,128)	(4.0)%
Loss from continuing operation before income taxes	$(1,502,102)	(17.8)%	$(676,861)	(46.4)%	$(2,178,873)	(22.0)%

Revenues

Total revenues in the three months ended October 31, 2019 increased by approximately 46.6%, as compared to the same period in 2018. Stevioside revenues, which accounts for 98.9% and 86.3% of our total revenues in the three months ended October 31, 2019 and 2018, respectively, increased by approximately 68.0%, while Metformin revenues decreased by approximately $591,000 or 88.3%.

Within our Stevioside segment, revenues from sales to third parties increased by 36.2% and sales to the related party increased by 224.1% in the three months ended October 31, 2019, as compared to the same period in 2018, primarily due to an increasing demand from the domestic market and the results of our effort to develop sales in the domestic market. We have been trying to develop our domestic and international market in the past fiscal year. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. We started to outsource our exporting business to Yi-Da Tong, which is a third party export agent since March 2016. While the adoption rate for stevia in the food and beverage sector has been slower than expected, we sold 225 metric tons and 269 metric tons of stevioside for the three months ended October 31, 2019 and 2018, respectively. We generated approximately $388,000 and $701,000 in revenue from producing over 7.7 metric tons and 11.5 metric tons of A3-99 in the three months ended October 31, 2019 and 2018, respectively. We also generated approximately $1,995,000 and $409,000 in revenue from producing over 55.8 metric tons and 13.0 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products. A3-99 and restructuring by enzyme based on our Stevioside products accounted for approximately 33.6% and 22.7% in the three months ended October 31, 2019 and 2018, respectively, of our total Stevioside segment revenues. Additionally, we also continue to generate lease revenue from our lease of  the Metformin product line that was developed in the prior year.

Total revenues in the six months ended October 31, 2019 increased by 42.2% as compared to the same period in 2018.  Stevioside revenues, which accounts for 95.3% and 85.2% of our total revenues in the six months ended October 31, 2019 and 2018, respectively. During the six months ended October 31, 2019, within our Stevioside segment, we decreased our sales volume by approximately 405 metric tons, a 29% decrease. Stevioside revenues from sales to third parties increased by 47.3% and sales to the related parties increased by 93.9% in the six months ended October 31, 2019, as compared to the same period in 2018.

Our unit sale price fluctuated from month to month in the three months ended October 31, 2019, which was mainly affected by the market environment; the average unit sale price increased by approximately 88.9% compared to the same period in 2018. We face challenges due to competitive pricing and difficulties sourcing raw materials for in the six months ended October 31, 2019, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in the near future. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 25.2% and 30.5% of total revenue of our Stevioside segment for three and six months ended October 31, 2019, respectively.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended October 31, 2019 increased by 26.2%, compared to the same period in 2018. Cost of revenues as a percentage of revenues decreased from 92.2% to 79.4% during the three months ended 2019 compared to the same period in 2018. Cost of revenues in the six months ended October 31, 2019 increased by 28.2%, compared to the same period in 2018. Cost of revenues as a percentage of revenues decreased from 90.5% to 81.5% during the six months ended 2019 compared to the same period in 2018. Gross margin in Stevioside segment increased from 5.5% to 20.3%, from 8.8% to 17.6%  for the three and six months ended by October 31, 2019, compared to the same period in 2018, respectively, which was primarily due to the improvements in efficiency of our production line to offset the higher raw material costs. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three and six months ended by October 31, 2019 was 19.6% and 18.0%, as compared to 7.8% and 9.5% in the same period in 2018.

Selling Expenses

For the three months ended October 31, 2019, we had an increase of approximately $55,000, or 12.3% in selling expenses, as compared to the same period in 2018. The increase was primarily due to the approximately $72,000 increase in promotion and marketing expense, $101,000 increase in advertising expenses, $4,000 increase in commission and $6,000 increase in travel expense, offset by approximately $11,000 decrease in office expense, $43,000 decrease in shipping and freight, $8,000 decrease in salary, $63,000 decrease in selling expense on Metformin production line and $3,000 increase in miscellaneous expense in the three months ended October 31, 2019.

For the six months ended October 31, 2019, we had a decrease of approximately $58,000, or 6.2% in selling expenses, as compared to the same period in 2018. The decrease was primarily due to the approximately $89,000 decrease in promotion and marketing expense, $70,000 decrease in office expense, $57,000 decrease in shipping and freight, and $41,000 decrease in selling expense on Metformin production line, offset by approximately $194,000 increase in advertising expenses, $7,000 increase in commission, $8,000 increase in local taxes and $10,000 increase in miscellaneous expense in the six months ended October 31, 2019.

General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2019 decreased by approximately $365,000, or 56.4% from the same period in 2018. The decrease was primarily due to a decrease of approximately $307,000 in stock based compensation to employees, $38,000 decrease in marketing expense, $14,000 decrease in office expense, $45,000 decrease in service and consulting fee, $10,000 decrease in other tax expense, $32,000 decrease in insurance expenses, and $3,000 decrease in miscellaneous expense offset by $84,000 increase in repair and maintenance expenses.

Our general and administrative expenses for the six months ended October 31, 2019 decreased by approximately $724,000, or 51.4% from the same period in 2018. The decrease was primarily due to a decrease of approximately $613,000 in stock based compensation to employees, $113,000 decrease in marketing expense, $47,000 decrease in office expense, $32,000 decrease in other tax expense, $13,000 decrease in meals and entertainment expenses, $12,000 decrease in travel expense, $14,000 decrease in service and consulting fee, and $12,000 decrease in miscellaneous expense, offset by $55,000 increase in salary and wage expenses and $77,000 increase in repair and maintenance expenses.

Research and Development Expense

For the three months ended October 31, 2019, our research and development expenses amounted to approximately $339,000, as compared to $150,000 for the same period in 2018. For the six months ended October 31, 2019, our research and development expenses amounted to approximately $646,000, as compared to $382,000 for the same period in 2018. The increase of $189,000 and $264,000 was primarily due to the increase in spending for third party technical consulting fees in the three and six months ended October 31, 2019.

 Other Income (Expenses)

For the three months ended October 31, 2019, other expense, net of other income, amounted to approximately $159,000, a decrease of $52,000 as compared to the other expense, net of other income, which amounted to approximately $211,000 for the three months ended October 31, 2018. The decrease of other expenses was primarily attributable to a decrease of interest expense of $75,000, a decrease of interest expense- related party of $1,000, and offset by an increase of other expense of $24,000.

For the six months ended October 31, 2019, other expense, net of other income, amounted to approximately $326,000, a decrease of $71,000 as compared to the other expense, net of other income, which amounted to approximately $397,000 for the six months ended October 31, 2018. The decrease of other expenses was primarily attributable to a decrease of interest expense of $80,000, a decrease of interest expense- related party of $2,000, an increase of grant income of $14,000, and offset by an increase in other expenses of $25,000.

Income (Loss) from Continuing Operations

As a result of the foregoing, our income from continuing operations was $192,000, or $0.00 per share (basic and diluted), for the three months ended October 31, 2019, as compared with loss from continuing operations of $1,076,000, or $(0.01) per share (basic and diluted), for the three months ended October 31, 2018, a change of $1,268,000, or 117.8%. Our income from continuing operations was $62,000, or $0.00 per share (basic and diluted), for the six months ended October 31, 2019, as compared with loss from continuing operations of $2,179,000, or $(0.01) per share (basic and diluted), for the three months ended October 31, 2018, a change of $2,241,000 or 102.8%.

Loss from Discontinued Operation

Our loss from discontinued operations amounted to $0 and $29,000 for the three months ended October 31, 2019 and 2018, and $20,000 and $117,000 for the six months ended October 31, 2019 and 2018. In addition, the Company recorded a loss from disposal of discontinued operations of approximately $233,000 at October 31, 2019. Our total loss from discontinued operations amounted to $0 or $0.00 per share (basic and diluted) for the three months ended October 2019, as compared with loss from discontinued operations of $29,000, or $(0.00) per share (basic and diluted), at the same period in 2018, a change of $29,000 or 100%.  Our total loss from discontinued operations amounted to $253,000 or $0.00 per share (basic and diluted) for the six months ended October 2019, as compared with loss from discontinued operations of $117,000, or $(0.00) per share (basic and diluted), at the same period in 2018, a change of $137,000 or 117.0%.

    The summarized operating result of discontinued operations included in our consolidated statements of operations is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Revenues	$-	$475,908	$733,441	$1,312,074
Cost of revenues	-	347,370	572,357	1,079,367
Gross profit	-	128,538	161,084	232,707
Operating expenses	-	159,227	172,142	351,711
Other income, net	-	1,677	8,958	2,197
Loss before income taxes	-	29,012	20,016	116,807
Income tax expense	-	-	-	-
Loss from discontinued operations	-	29,012	20,016	116,807
Loss from disposal, net of taxes	-	-	960	-
Loss on sales of subsidiary	-	-	232,455	-
Total loss from discontinued operations	$-	$29,012	$253,431	$116,807

Net Income (Loss)

Net income in the three months ended October 31, 2019 was approximately $192,000, compared to a net loss of $1,105,000 in the three months ended October 31, 2018. Net loss in the six months ended October 31, 2019 was approximately $62,000, compared to a net loss of $2,296,000 in the six months ended October 31, 2018. The increase in come was primarily due to higher revenue with higher gross profit and a decrease in operating expenses and other expenses in the three and six months ended October 31, 2019.

Foreign Currency Translation (Loss) or Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive income on the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $106,000 for the three months ended October 31, 2019, as compared to a foreign currency translation loss of $151,000 for the three months ended October 31, 2018. We also reported a foreign currency translation gain of $162,000 for the six months ended October 31, 2019, as compared to a foreign currency translation loss of $789,000 for the six months ended October 31, 2018.  This non-cash loss had the effect of increasing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At October 31, 2019, we had working capital deficit of approximately $2,970,000, including cash of approximately $311,000, as compared to working capital of approximately $2,411,000, including cash of approximately $294,000 at April 30, 2019. The approximate $17,000 increase in our cash at October 31, 2019 from April 30, 2019 is primarily attributable to net cash used in operating activities and net cash used in investing activities for the purchase of property and equipment to improve our productivity offset by net cash provided by financing activities from loans. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force so as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $655,000 during the six months ended October 31, 2019, as a result of the decrease in accounts receivable from the third parties as of October 31, 2019. The days for sales outstanding in accounts receivable increased to 33 days as of October 31, 2019, as compared to 24 days as of April 30, 2019. The days for sales outstanding in accounts receivable for third party sales increased to 23 days as of October 31, 2019, as compared to 17 days as of April 30, 2019. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2020.

Inventories at October 31, 2019, net of reserve for obsolescence, totaled approximately $13,270,000, as compared to $11,992,000 as of April 30, 2019. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the next quarters in the fiscal year ended April 30, 2020. The current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $9,395,092 at October 31, 2019, an increase of approximately $1,715,043 from April 30, 2019. The increase is primarily due to our increase in procurements of raw material as a result of the raising sales of such materials during the six months ended October 31, 2019.

Loans payable at October 31, 2019 and April 30, 2019 totaled approximately $12,244,000 and $15,926,000, respectively. These loans payable consisted of short-term loans and long-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 10%.  The maturity dates of the loans payable at October 31, 2019 range from November 28, 2019 to March 8, 2021.  During the six months ended October 31, 2019, the Company borrowed another new loan in amount of approximately $429,000 and the loan amount of approximately $3,621,000 was assumed by the buyer of discontinued operation, Qufu Shengwang.

Due to related parties at October 31, 2019 and April 30, 2019 totaled approximately $6,171,000 and $6,409,000, respectively. The decrease was primarily due to our partial repayment to Pharmaceutical Corporation during the six months ended October 31, 2019. As of October 31, 2019, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $5,473,401, $551,845 and $146,185, respectively. On April 30, 2019, the balances we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $5,669,776, $557,976 and $180,769, respectively.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities from continuing operations was approximately $213,000 (total net cash used in operating activities of $552,000 including net cash used in discontinued operations of $340,000) for the six months ended October 31, 2019, primarily due to a net loss of approximately $191,000 adjusted by loss from discontinued operations of $253,000 and offset by non-cash working capital that primarily included depreciation expense of $568,000 and a loss on disposition of property and equipment of $20,000. The increase in net cash from operating activities was also primarily due to an increase of approximately $511,000 in accounts receivable - related party, an increase of approximately $1,816,000 in inventories, an increase of approximately $1,947,000 in prepaid expenses and other current assets and offset by an  increase in accounts payable and accrued expenses of approximately $2,564,000, a  decrease of approximately $740,000 in accounts receivable and note receivable from a third party and an increase of approximately $107,000 in taxes payable.

Net cash used in operating activities from continuing operation was approximately $6,399,000 (total of $6,392,000 including net cash provided by discontinued operations of $7,000) during the six months ended October 31, 2018,  primarily due to a net loss of approximately $2,296,000 adjusted by loss from discontinued operations of $117,000 and offset by non-cash items such as depreciation and amortization expenses of approximately $534,000, and stock issued for employees' compensation of $613,000. The decrease in net cash from operating activities was also primarily due to an increase of approximately $329,000 in accounts receivable and notes receivable, an increase of approximately $455,000 in inventories, an increase of approximately $2,767,000 in prepaid expense and other current assets, a decrease of approximately $2,822,000 in accounts payable and accrued expenses and a decrease of approximately $68,000 decrease in taxes payable, offset by $1,073,000 decrease in accounts receivable-related party.

NET CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Net cash provided by investing activities from continuing operations amounted to $148,000 in investment activities, including the proceeds received from disposal of discontinued subsidiary of approximately $1,145,000 and a proceed received from disposal of equipment of $30,000, offset by approximately $1,028,000 in purchases of property and equipment in the six months ended October 31, 2019.

Net cash used in investing activities from continuing operations amounted to approximately $628,000 during the six months ended October 31, 2018 due to capital expenditures for property and equipment. Net cash used in investing activities from discontinued operations amounted to $0 and $47,000 in six months ended October 31, 2019 and 2018, respectively.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities from continuing operations amounted to approximately $447,000 in the six months ended October 31, 2019, primarily due to proceeds from short-term loan of $429,000 advances received from related parties of approximately $3,814,000 and offset by repayment of related party advances of approximately $3,795,000. Net cash used in financing activities from discontinued operations amounted to $0 in the six months ended October 31, 2019.

Net cash provided by financing activities from continuing operations amounted to approximately $7,547,000 in the six months ended October 31, 2018, primarily consisted of proceeds from multiple non-related individual short-term and long-term loans of $5,418,000 and advances received from related parties of approximately $3,233,000, offset by repayment of short-term loans of $433,000 and repayment of related party advances of approximately $672,000. Net cash used in financing activities from discontinued operations amounted to $1,368,000 in in the six months ended October 31, 2018.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of October 31, 2019.

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

Country:	October 31, 2019		April 30, 2019
United States	$151,276	48.7%	$88,506	30.1%
China	159,554	51.3%	205,693	69.9%
Total cash and cash equivalents	$310,830	100.00%	$294,199	100.00%

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2019.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2019 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended October 31, 2019. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended October 31, 2019 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2019 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 16, 2019	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 16, 2019	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer