Form 10-Q
period 2020-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2020-03-16
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 13, 2020, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2020 is referred to as "fiscal 2020" and the year ended April 30, 2019 is referred to as "fiscal 2019".  Also, the three month period ended January 31, 2020 is our third quarter and is referred to as the "third quarter of fiscal 2020". Likewise, the three month period ended January 31, 2019 is referred to as the "third quarter of fiscal 2019".

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

-	"Qufu Shengren" refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a wholly owned subsidiary of Qufu Natural Green; and
-	“Qufu Shengren Import and Export" refers to Qufu Shengren Import and Export Co., Ltd., a Chinese limited liability company, a 100% owned subsidiary of Qufu Shengren.

We also use the following terms when referring to certain related parties:
-	Mr. Laiwang Zhang, Chairman and a principal shareholder of our company;
-	"Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang;
-	"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and
-	Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd.

 The information which appears on our website at www.sunwininternational.com is not part of this report.
iii

PART I - FINANCIAL INFORMATION

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	January 31, 2020	April 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,509	$294,199
Accounts receivable, net of allowance for doubtful accounts of $75,874 and $78,159, respectively	1,448,007	2,985,166
Accounts receivable - related party	2,644,820	2,477,659
Inventories, net	12,814,973	11,991,956
Prepaid expenses and other current assets	1,408,253	1,676,347
Current assets held for sale	-	4,143,059
Total Current Assets	18,472,562	23,568,386

Property and equipment, net	9,188,469	8,993,397
Non-current assets held for sale	-	2,925,706
Total Assets	$27,661,031	$35,487,489

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,847,490	$7,680,049
Short-term loans	10,874,551	6,079,983
Due to related parties	4,993,624	6,408,521
Current liabilities held for sale	-	988,748
Total Current Liabilities	23,715,665	21,157,301

Long-term loans	1,556,936	9,845,706
Liabilities held for sale, non-current	-	947,445
Total Liabilities	25,272,601	31,950,452

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of January 31, 2020 and April 30, 2019, respectively	199,633	199,633
Additional paid-in capital	37,681,279	37,681,279
Accumulated deficit	(39,876,472)	(38,503,256)
Accumulated other comprehensive income	4,383,990	4,159,381
Total Stockholders' Equity	2,388,430	3,537,037
Total Liabilities and Stockholders' Equity	$27,661,031	$35,487,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2020	2019	2020	2019

Revenues	$3,419,294	$4,567,309	$13,372,391	$12,336,433
Revenues - related parties	1,784,135	1,081,379	5,882,694	3,195,115
Total revenues	5,203,429	5,648,688	19,255,085	15,531,548

Cost of revenues	2,733,284	3,754,979	10,472,794	10,795,923
Cost of revenues - related parties	1,955,319	1,124,137	5,671,819	3,022,288
Total cost of revenues	4,688,603	4,879,116	16,144,613	13,818,211

Gross profit	514,826	769,572	3,110,472	1,713,337

Operating expenses:
Selling expenses	360,440	617,802	1,237,645	1,553,249
General and administrative expenses	481,087	643,586	1,165,182	2,051,992
Research and development expenses	633,668	317,876	1,279,620	699,533
Total operating expenses, net	1,475,195	1,579,264	3,682,447	4,304,774

Loss from operations	(960,369)	(809,692)	(571,975)	(2,591,437)

Other (expenses) income	-
Other income	1,624	4,315	(37,818)	(10,318)
Grant income	17,557	-	31,870	-
Interest income	281	86	549	218
Interest expense - related party	(32,023)	(35,855)	(96,123)	(101,546)
Interest expense	(208,942)	(171,705)	(446,288)	(488,641)

Total other expense	(221,503)	(203,159)	(547,810)	(600,287)

Loss from continuing operations before income taxes	(1,181,872)	(1,012,851)	(1,119,785)	(3,191,724)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(1,181,872)	$(1,012,851)	$(1,119,785)	$(3,191,724)

Discontinued operations
Loss from discontinued operations, net of income tax	-	(5,879)	(20,016)	(122,686)
Loss from disposal of discontinued operations	-	-	(960)	-
Loss from sales of discontinued operations	-	-	(232,455)	-
Loss from discontinued operations, net of income tax	-	(5,879)	(253,431)	(122,686)

Net loss	$(1,181,872)	$(1,018,730)	$(1,373,216)	$(3,314,410)

Comprehensive loss:
Net loss	$(1,181,872)	$(1,018,730)	$(1,373,216)	$(3,314,410)
Foreign currency translation adjustment	62,438	261,035	224,609	(527,653)

Total comprehensive loss	$(1,119,434)	$(757,695)	$(1,148,607)	$(3,842,063)

Earnings per common share:
Continuing operations - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations - basic and diluted	0.00	(0.00)	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,373,216)	$(3,314,410)
Loss from discontinued operations	(253,431)	(122,686)
Net loss from continuing operations	(1,119,785)	(3,191,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	901,684	824,360
Loss on disposition of property and equipment	49,476	-
Stock issued for employees' compensation	-	715,553
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	1,558,140	317,184
Accounts receivable - related party	(237,913)	148,367
Inventories	(1,165,364)	(1,325,510)
Prepaid expenses and other current assets	99,101	(1,275,165)
Accounts payable and accrued expenses	1,113,308	(2,680,623)
Taxes payable	47,704	(79,249)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	1,246,351	(6,546,807)
NET CASH (USED IN) DISCONTINUED OPERATING ACTIVITIES FROM DISCONTINUED OPERATIOIN	(340,629)	(143,019)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	905,722	(6,689,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of discontinued operations	1,145,180	-
Purchases of property and equipment	(1,389,304)	(692,593)
Proceed from disposal of equipment	30,474	-
NET CASH (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(213,650)	(692,593)
NET CASH (USED IN) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIOIN	-	(23,595)
NET CASH (USED IN) INVESTING ACTIVITIES	(213,650)	(716,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	429,443	5,788,134
Repayment of short term loans	-	(429,299)
Advance from related parties	4,980,422	3,589,014
Repayment of related party advances	(6,215,431)	(666,121)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(805,566)	8,281,728
NET CASH (USED IN) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIOIN	-	(1,899,418)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(805,566)	6,382,310

EFFECT OF EXCHANGE RATE ON CASH	(24,196)	57,639
NET (DECREASE) IN CASH	(137,690)	(966,065)

Cash at the beginning of period	294,199	75,917
Cash in discontinued operations at the beginning of year	-	1,024,831
Cash at the end of period	156,509	134,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$79,193	$80,675

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$62,767	$1,587,468
Accrued interest converted into debt	$127,330	$144,761
Accrued interest payable to related party	$16,930	$39,776
Liabilities assumed in connection with sale of discontinued operations	$3,565,805	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2020

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

For the nine months ended January 31, 2020 and fiscal year 2019, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

-    Sunwin Stevia International;
-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), wholly owned by Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), wholly owned by Qufu Natural Green;
-   Qufu Shengwang Stevia Biology and Science Co., Ltd. ("Qufu Shengwang"), wholly owned by Qufu Natural Green;
-   Sunwin USA, LLC ("Sunwin USA"), wholly owned by Sunwin Stevia International; and
-   Qufu Shengren Import and Export Co., Ltd. (“Qufu Shengren Import and Export”), wholly owned subsidiary of Qufu Shengren.

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

Sunwin USA

In fiscal year 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary, Sunwin USA, in the marketing and worldwide distribution of our stevioside-based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In August 2012, the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at $1,533,333 and a cash payment of $92,541; the purchase included the product development and supply chain for OnlySweet.

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

On July 30, 2019, Qufu Shengwang was sold to an unaffiliated individual (see Note 3).

Qufu Shengren Import and Export

On October 9, 2019, Qufu Shengren invested RMB2,000,000 (approximately $288,322) in a new entity, Qufu Shengren Import and Export Co., Ltd., (“Qufu Shengren Import and Export”), a Chinese limited liability company, a 100% owned subsidiary of Qufu Shengren. Qufu Shengren Import and Export focuses on the export of our Stevia products, and the import and export of technology and other relevant products; we expect to increase operations in this subsidiary in the near future.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2019 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the nine months ended January 31, 2020 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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
-     Sunwin USA; and
-     Qufu Shengren Import and Export

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of nine months or less at the time of purchase to be cash and equivalents. As of January 31, 2020, we held $72,958 of our cash and cash equivalents with commercial banking institutions in the PRC, and $83,551 with banks in the United States. As of April 30, 2019, we held $205,693 of our cash and cash equivalents with commercial banking institution in PRC, and $88,506 in the United States. In China, there is no equivalent federal deposit insurance as in the United States, so the amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through January 31, 2020.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of January 31, 2020 and April 30, 2019, the allowance for doubtful accounts was $75,874 and $78,159, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost and net realizable value that can be estimated utilizing the weighted average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value.  These reserves are recorded based on estimates. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost or estimated net realizable value. As of January 31, 2020 and April 30, 2019, the Company did not record a reserve for obsolete or slow-moving inventories.  If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of January 31, 2020 and April 30, 2019, the Company wrote down inventories in the amount of $93,640 and $999,548, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $49,476 and $0 at January 31, 2020 and April 30, 2019, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of January 31, 2020 and April 30, 2019 amounted to $170,216 and $125,854, respectively, and consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
Numerator:
	2020	2019	2020	2019
Net loss attributable to Sunwin Stevia International, Inc.	$(1,181,872)	$(1,018,730)	$(1,373,216)	$(3,314,410)
Net loss from continuing operations	$(1,181,872)	$(1,012,851)	$(1,119,785)	$(3,191,724)
Net loss from discontinued operation	-	(5,879)	(253,431)	(122,686)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Basic and diluted loss per common share:
Net loss from continuing operations - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Net loss from discontinued operations - basic and diluted	0.00	(0.00)	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

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

As of January 31, 2020	RMB 6.94 to $1.00
As of April 30, 2019	RMB 6.73 to $1.00

Nine months ended January 31, 2020	RMB 6.99 to $1.00
Nine months ended January 31, 2019	RMB 6.76 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended January 31, 2020 and 2019 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of January 31, 2020, we had $72,958 of cash balance held in PRC banks, which is not insured. We have not experienced any losses in such accounts through January 31, 2020.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $633,668 and $317,876 for the three months ended January 31, 2020 and 2019, and $1,279,620 and $699,533 for the nine months ended January 31, 2020 and 2019, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $27,547 and $50,579 for the three months ended January 31, 2020 and 2019, and $75,642 and $155,902 for the nine months ended January 31, 2020 and 2019, respectively.

ADVERTISING

Advertising is expensed as incurred and is included in selling expenses and totaled $50,500 and $181,336 for the three months ended January 31, 2020 and 2019, $298,750 and $235,309 for the nine months ended January 31, 2020 and 2019, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred net loss of approximately $1,182,000 and $1,120,000 for the three and nine months ended January 31, 2020 on continued operations and has a significant accumulated deficit of $39.9 million as of January 31, 2020. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

NOTE 3 - DISCONTINUED OPERATIONS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,162,790) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $726,744) on July 30, 2019 and RMB3,000,000 (approximately $436,046) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount Qufu Shengwang owes to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,070), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019, and received the second installment of RMB3,000,000 on August 20, 2019. The Buyer settled all liabilities of Qufu Shengwang due to Natural Green by assuming the liabilities on behalf of Qufu Shengren in the amount of approximately RMB 26,000,000 (approximately $3,779,070) due to another third party.

Prior to July 30, 2019, Qufu Shangwang engaged in our Chinese medicine segment. In our Chinese medicine segment, we manufactured and sold traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. As a result of the sale of Qufu Shengwang, our Chinese medicine segment is treated as a discontinued operation.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from the Chinese medicine segment for the three and nine months ended January 31, 2020 and 2019 have been classified as discontinued operations and is included in the line caption of the loss from discontinued operations line in the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current assets held for sale, non-current assets held for sale, current liabilities held for sale and non-current liabilities held for sale in the Company's condensed consolidated balance sheets as of January 31, 2020 and April 30, 2019.

The assets and liabilities classified as discontinued operations in the Company's condensed consolidated financial statements as of January 31, 2020 and April 30, 2019 were set forth below.

	January 31, 2020	April 30, 2019
Assets:
Current assets:
Cash	$-	$426,766
Accounts receivable, net	-	322,902
Inventories, net	-	949,705
Due from related parties	-	2,308,159
Prepaid expenses and other	-	135,527
Total current assets	-	4,143,059
Property and equipment, net	-	985,630
Land use rights, net	-	1,795,362
Other long-term asset	-	144,714
Total assets	$-	$7,068,765
Liabilities:
Current liabilities:
Accounts payable	$-	$389,521
Accrued expenses and other liabilities	-	599,227
Total current liabilities	-	988,748
Long-term loans	-	947,445
Total liabilities *	$-	$1,936,193

*  Not including intercompany loan of Qufu Shengwang payable to Qufu Natural Green in the amount of RMB27,354,608 (approximately $3,975,960) which was not reflected on the condensed consolidated financial statements as of April 30, 2019 due to consolidation.

The following table presents the results of discontinued operations in the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Revenues	$-	$719,322	$733,441	$2,031,396
Cost of revenues	-	539,455	572,357	1,618,822
Gross profit	-	179,867	161,084	412,574
Operating expenses	-	186,448	172,142	538,159
Other income (expenses), net	-	702	(8,958)	2,899
Loss before income taxes	-	5,879	20,016	122,686
Income tax expense	-	-	-	-
Loss from discontinued operations	-	5,879	20,016	122,686
Loss from disposal, net of taxes	-	-	960	-
Loss from sales of subsidiary	-	-	232,455	-
Total loss from discontinued operations	$-	$5,879	$253,431	$122,686

For the three months ended January 31, 2020 and 2019, loss from discontinued operations amounted to $0 and $5,879. For the nine months ended January 31, 2020 and 2019, loss from discontinued operations amounted to $253,431 and $122,686. The Company realized a loss of $233,415 from the disposal of 100% equity of Qufu Shengwang, which was reflected as loss from sale of discontinued operations on the condensed consolidated statement of operations for the nine months ended January 31, 2020.

NOTE 4 - INVENTORIES

As of January 31, 2020 and April 30, 2019, inventories consisted of the following:

	January 31, 2020	April 30, 2019
	(unaudited)
Raw materials	$6,166,752	$5,639,260
Work in process	3,098,863	3,426,545
Finished goods	3,549,358	2,926,151
	12,814,973	11,991,956
Less: reserve for obsolete inventory	-	-
	$12, 814,973	$11,991,956

NOTE 5 - PROPERTY AND EQUIPMENT

As of January 31, 2020 and April 30, 2019, property and equipment consisted of the following:

		January 31, 2020	April 30, 2019
Estimated Life		(unaudited)
Office equipment	3-5 Years	$400,397	$77,738
Auto and trucks	2-10 Years	595,857	599,154
Manufacturing equipment	2-10 Years	6,503,889	5,353,752
Buildings	5-30 Years	9,397,949	8,082,483
Construction in process		4,757	2,001,045
		16,902,849	16,114,172
Less: accumulated depreciation		(7,714,380)	(7,120,775)
		$9,188,469	$8,993,397

For the three months ended January 31, 2020 and 2019, depreciation expense totaled $333,339 and $290,386, of which $223,228 and $238,102 were included in cost of revenues, respectively, and of which $110,111 and $52,283 were included in general and administrative expenses, respectively. For the nine months ended January 31, 2020 and 2019, depreciation expense totaled $901,684 and $824,360, of which $720,560 and $700,618 was included in cost of revenues, respectively, and of which $181,124 and $123,741 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

As of January 31, 2020 and April 30, 2019, $2,644,820 and $2,477,659 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended January 31, 2020 and 2019, we recorded revenue - related party and cost of revenue – related party of $1,784,135 and $1,081,379, $1,955,319 and $1,124,137, respectively, from Qufu Shengwang Import and Export. For the nine months ended January 31, 2020 and 2019, we recorded revenue - related party and cost of revenue – related party of $5,882,694 and $3,195,115, $5,671,819 and $3,022,288, respectively, from Qufu Shengwang Import and Export.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the nine months ended January 31, 2020 and 2019, we received advances from related parties for working capital that totaled $4,980,422 and $3,589,014, respectively, and we repaid to related parties a total of $6,215,431 and $666,121, respectively.

In the three months ended January 31, 2020 and 2019, interest expense related to due to related parties amounted to $32,023 and $35,855, and nine months ended January 31, 2020 and 2019, interest expense related to due to related parties amounted to $96,123 and $101,546, respectively, which were included in interest expense - related parties in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, and in connection with the advances of $715,738 (RMB5,000,000) and $1,145,180 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. On December 12, 2019, we repaid $1,149,394 including the above advance of $1,145,180 (RMB8,000,000) and its accrued interest. The other advances bear no interest and are payable on demand.

As of January 31, 2020, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $4,447,574, $357,891 and $188,159, respectively. On April 30, 2019, the balances we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $5,669,776, $557,976 and $180,769, respectively.

As of January 31, 2020 and April 30, 2019, balances due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2019	$5,669,776	$557,976	$180,769	$6,408,521
Working capital advances from related parties	3,843,443	1,095,764	41,215	4,980,422
Repayments	(4,908,085)	(1,278,716)	(28,630)	(6,215,431)
Effect of foreign currency exchange	(157,560)	(17,133)	(5,195)	(179,888)
Balance due to related parties, January 31, 2020	$4,447,574	$357,891	$188,159	$4,993,624

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of January 31, 2020 and April 30, 2019 totaled $1,408,253 and $1,676,347, respectively. As of January 31, 2020, prepaid expenses and other current assets includes $1,200,557 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $207,696 for business related employees' advances. As of April 30, 2019, prepaid expenses and other current assets includes $1,389,963 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $14,850 for security deposit and $271,534 for business related employees' advances.

NOTE 8 - OPERATING LEASE

On July 10, 2019, we entered into the Metformin Production Line Operation Management Agreement (the “Agreement”) with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line which was built by the Company. Under the terms of this agreement, Ru Yuan's (“lessee”) lease includes the the fixed assets of Metformin production line including buildings, manufacturing equipment and construction in process. The lessee will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,047) in July every year. On August 1, 2019, the Company (“lessor”) signed an addendum for Agreement with lessee to clarify the term of lease for five years, with conditional renewal options and the Company has the right to monitor operating and provide maintenance service for the underlying assets of the Metformin production line. The Company also has the right to terminate the Agreement if lessee fails to make payment timely. Under our analysis with the new lease standard, this lease agreement classified as a cancellable operating lease. The Company received a total amount of RMB2,500,000 in July 2019, including the lease deposit of RMB1,000,000 as guarantee and RMB1,500,000 of the semiannual lease payment for the first year. The Company received the RMB1,500,000 for the remaining balance of the first year lease payment in August 2019. The Company recorded a revenue of $210,760 from this operating lease for the period from July 10, 2019 to January 31, 2020.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of January 31, 2020 and April 30, 2019:

Account	January 31, 2019	April 30, 2019
	(unaudited)
Accounts payable	$4,891,610	$5,298,580
Advanced from customers	208,478	26,921
Accrued salary payable	94,798	284,671
Tax payable	170,216	125,854
Deferred revenue	13,283	13,683
Other payable*	2,469,105	1,803,972
Total accounts payable and accrued expenses	$7,847,490	$7,680,049

* As of January 31, 2020, other payables consists of general liability, worker's compensation, and medical insurance payable of $410,091, consulting fee payable of $122,507, union and education fees payable of $127,838, interest payables for short-term loans of $650,708, advances from employees of $397,943, security deposit for the operating lease contractor of $144,161 and other advances from third parties of $615,857. As of April 30, 2019, other payables consists of general liability, worker's compensation, and medical insurance payable of $448,528, consulting fee payable of $136,770, union and education fees payable of $131,688, interest payables for short-term loans of $765,061, advances from employees of $221,081 and other miscellaneous payables of $100,844.

NOTE 10 - LOAN PAYABLE

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of January 31, 2020 and April 30, 2019, short-term loans totaled in the amounts of $10,874,551 and $6,079,983, respectively.

Long-term loans are obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of January 31, 2020 and April 30, 2019, long-term loans totaled in the amounts of $1,556,936 and $9,845,706, respectively.

As of January 31, 2020 and April 30, 2019, loan payable, including short-term loans and long-term loans consisted of the following:

	January 31, 2020	April 30, 2019
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2020, with an annual interest rate of 10%, renewed at October 6, 2019.	$31,715	$32,671
Loans from Jianjun Yan, non-related individual, due on October 6, 2020, with an annual interest rate of 10%, renewed at October 7, 2019 and accrued interest converted into debt principal of RMB849,500 ($123,434).	1,276,904	1,189,207
Loan from Jianjun Yan, non-related individual, due on March 31, 2020, with annual interest rate of 4%, renewed at April 1, 2019.	1,175,429	1,210,829
Loan from Junzhen Zhang, non-related individual, due on October 5, 2020, with an annual interest rate of 10%, renewed at October 6, 2019.	23,066	23,760
Loan from Jian Chen, non-related individual, due on January 27, 2021 and April 11, 2020, bearing an annual interest rate of 10%, with the principal amount of RMB770,000 ($111,004) and RMB330,000 ($47,573), renewed on January 28, 2020 and April 11, 2019, respectively.	158,577	163,353
Loan from Qing Kong, non-related individual, due on March 6, 2020, with an annual interest rate of 10%, renewed on March 7, 2019.	76,751	79,063
Loan from Qing Kong, non-related individual, due on January 8, 2021, with an annual interest rate of 10%, renewed on January 9, 2020.	34,887	32,671
Loan from Guihai Chen, non-related individual, due on March 9, 2020, with an annual interest rate of 10%, renewed on March 10, 2019.	19,029	19,602
Loan from Guihai Chen, non-related individual, due on September 20, 2020, with an annual interest rate of 10%, renewed at September 21, 2019 and accrued interest converted into debt principal of RMB20,000 ($2,906).	31,715	29,700
Loan Weifeng Kong, non-related individual, due on November 28, 2020, with an annual interest rate of 10%, renewed on November 29, 2019.	28,832	29,700
Loan Shidong Wang, non-related individual, due on March 8, 2020, with an annual interest rate of 4%, renewed on March 9, 2019.	1,559,244	1,606,200
Loan from Huagui Yong, non-related individual, due on April 8, 2020, with an annual interest rate of 6.3% at April 9, 2019.	72,080	74,251
Loan from Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017.	-	1,588,976
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017, extended another two years on March 9, 2019.	-	1,603,825
Loan Xuxu Gu, non-related individual, due on August 15, 2020, with an annual interest rate of 4% at August 16, 2018.	-	504,908
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018.	418,066	430,657
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018.	1,297,447	1,336,521
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018.	288,322	297,005
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018.	1,441,608	1,485,024
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018.	1,297,447	1,336,521
Loan Guanghua Xia, non-related individual, due on December 31, 2020, with an annual interest rate of 4% at January 1, 2019.	403,650	415,807
Loan Guanghua Xia, non-related individual, due on January 10, 2021, with an annual interest rate of 4% at January 11, 2019.	807,300	831,613
Loan from Dadong Mei, non-related individual, due on March 8, 2021, with an annual interest rate of 4%, renewed on March 9, 2019.	1,556,936	1,603,825
Loan Lufeng Li, non-related individual, due on October 20, 2020, with an annual interest rate of 4% at October 21, 2019.	432,482	-
Total	$12,431,487	$15,925,689

For the three and nine months ended January 31, 2020 and 2019, interest expense related to short-term loans and long-term loans amounted to $208,942 and $171,705, and $446,288 and $488,641, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and nine months ended January 31, 2020 and 2019; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2020 and 2019 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Revenues:
Stevioside - third parties	$3,320,723	3,944,899	12,617,001	10,254,028
Stevioside - related parties	1,784,135	1,081,378	5,882,694	3,195,115
Total Stevioside	5,104,858	5,026,277	18,499,695	13,449,143

Corporate and other – third party	98,571	622,411	755,390	2,082,405
Corporate and other – related party	-	-	-	-
Total Corporate and other	98,571	622,411	755,390	2,082,405
Total segment and consolidated revenues	$5,203,429	5,648,688	19,255,085	15,531,548

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Interest (expense) income:
Stevioside	$(240,684)	$(207,474)	$(541,862)	$(589,969)
Corporate and other	-	-	-	-
Total segment and consolidated interest expense	$(240,684)	$(207,474)	$(541,862)	$(589,969)
Depreciation and amortization:
Stevioside	$275,906	$290,386	$763,429	$824,360
Corporate and other	57,433	-	138,255	-
Total segment and consolidated depreciation and amortization	$333,339	$290,386	$901,684	$824,360
Income (loss) before income taxes:
Stevioside	$(1,273,854)	$(1,056,344)	$(1,235,259)	$(2,558,358)
Corporate and other	91,982	43,493	115,474	(633,366)
Total consolidated loss before income taxes	$(1,181,872)	$(1,012,851)	$(1,119,785)	$(3,191,724)

	January 31, 2020	April 30, 2019
Segment property and equipment:
Stevioside	$7,692,613	$7,796,314
Corporate and other	1,495,856	1,197,083
Total property and equipment	$9,188,469	$8,993,397

NOTE 12 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three and nine months ended January 31, 2020 and 2019, customers accounting for 10% or more of the Company's revenue were as follows:

	For the three months ended January 31,		For the nine months ended January 31,
Customer	2020	2019	2020	2019
A (1)	34.3%	19.1%	30.6%	20.6%
B	11.4%	*	*	*
C	10.7%		*

(1)    Qufu Shengwang Import and Export Co., Ltd is a related party.

(ii)    Vendor Concentrations

For the three and nine months ended January 31, 2020 and 2019, suppliers accounting for 10% or more of the Company's purchase were as follows:

	For the three months ended January 31,		For the nine months ended January 31,
Supplier	2020	2019	2020	2019
A	*	20.5%	10.9%	30.0%
B	15.5%	31.1%	17.0%	14.0%
C	-	-	10.6%	*
D	-	10.2%	-	*
E	40.7%	-	27.7%	*
F	12.1%	-	*	-

*  Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of January 31, 2020, we had $72,958 of cash balance held in PRC banks, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash held in PRC financial institutions is not insured. We have not experienced any losses in such accounts through January 31, 2020. Our cash position by geographic area was as follows:

Country:	January 31, 2020		April 30, 2019
United States	$83,551	53.4%	$88,506	30.1%
China	72,958	46.6%	205,693	69.9%
Total cash and cash equivalents	$156,509	100.00%	$294,199	100.00%

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

NOTE 13 - SUBSEQUENT EVENTS

 The Company evaluated subsequent events through March 16, 2020, the date the financial statements were available to issue, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Recent Developments

Sunwin has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet. We are planning to start building a new facility with annual capacity of 500 metric tons in order to meet substantially increased demand for our high-grade stevia products.

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

On October 9, 2019, Qufu Shengren invested RMB2,000,000 (Approximately $288,322) in a new entity, Qufu Shengren Import and Export Co., Ltd., (“Qufu Shengren Import and Export”), a Chinese limited liability company, a 100% owned subsidiary of Qufu Shengren. Qufu Shengren Import and Export focuses on the export of our Stevia products, and the import and export of technology and other relevant products, we expect to increase operation in this subsidiary in the near future.

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

OUR PERFORMANCE

 Our revenues totaled approximately $5,203,000 during the three months ended January 31, 2020, a decrease of 7.9%, as compared with the same period in 2019, and our gross margin decreased to 9.9% from 13.6%. Our total operating expenses in the three months ended January 31, 2020 decreased by approximately $104,000, or 6.6% compared to the same period in 2019, primarily due to a decrease of approximately $162,000, or 25.2% in general and administrative expense, and a decrease of approximately $257,000, or 41.7% in selling expense, offset by  an increase of approximately $316,000, or 99.3% in research and development expenses. Our net loss from continuing operations for the three months ended January 31, 2020 was approximately $960,000, compared to net loss of $810,000 in the same period in 2019. Our operating performance for the three months ended January 31, 2020 was primarily driven by a decrease of 84.2% in sales revenue of Metformin product, and a 15.8% decrease in sales revenue of stevia products to third parties.

Our revenues totaled approximately $19,255,000 during the nine months ended January 31, 2020, an increase of 24.0%, as compared with the same period in 2019, and our gross margin increased to 16.2% from 11.0%. Our total operating expenses in the nine months ended January 31, 2020 decreased by approximately $622,000, or 14.5% compared to the same period in 2019 primarily due to a decrease of approximately $316,000, or 20.3% in selling expense and a decrease of approximately $887,000, or 43.2% in general and administrative expense, offset by an increase of approximately $580,000, or 82.9% in research and development expenses. Our net loss from continuing operations for the nine months ended January 31, 2020 was approximately $572,000, compared to net loss of $2,591,000 in the same period in 2019. Our operating performance for the nine months ended January 31, 2020 was primarily driven by an increase of 37.6% in sales revenue of from stevia products, including a 23.0% increase in sales to third parties, and an increase in sales to related party customers of approximately 84.1%.

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

-	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia;
-	Comparing 2019 to 2011, the usages of stevia in food products shows a 25.6% growth, and in beverage products shows a 34.6% growth; and
-	Stevia has been growing in popularity in the last 10 years throughout all the global markets.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2020 and 2019. The percentages represent each line item as a percent of revenues:

For the Three Months ended January 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$5,104,858	100.0%	$98,571	100.0%	$5,203,429	100.0%
Cost of goods sold	4,688,555	91.8%	48	0.0%	4,688,603	90.1%
Gross profit	416,303	8.2%	98,523	100.0%	514,826	9.9%
Selling expenses	360,440	7.1%	-	-	360,440	6.9%
General and administrative expenses	474,548	9.3%	6,539	6.6%	481,087	9.2%
Research and development expenses	633,668	12.4%	-	-	633,668	12.2%
(Loss) income from operations	(1,052,351)	(20.6)%	91,982	93.4%	(960,369)	(18.5)%
Other expenses	(221,503)	(4.3)%	-	-	(221,503)	(4.3)%
(Loss) income from continuing operation before income taxes	$(1,273,854)	(25)%	$91,982	93.4%	$(1,181,872)	(22.7)%

For the Three Months ended January 31, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$5,026,276	100.0%	$622,412	100.0%	$5,648,688	100.0%
Cost of goods sold	4,406,239	87.7%	472,877	76.0%	4,879,116	86.4%
Gross profit	620,037	12.3%	149,535	24.0%	769,572	13.6%
Selling expenses	547,774	10.9%	70,028	11.3%	617,802	10.9%
General and administrative expenses	630,048	12.5%	13,538	2.2%	643,586	11.4%
Research and development expenses	295,400	5.9%	22,476	3.6%	317,876	5.6%
Loss from operations	(853,185)	(17.0)%	43,493	7.0%	(809,692)	(14.3)%
Other expenses	(203,159)	(4.0)%	-	-	(203,159)	(3.6)%
(Loss) income from continuing operation before income taxes	$(1,056,344)	(21.0)%	$43,493	7.0%	$(1,012,851)	(17.9)%

The following table summarizes our results from operations for the nine month periods ended January 31, 2020 and 2019.

For the Nine Months ended January 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$18,499,696	100.0%	$755,389	100.0%	$19,255,085	100.0%
Cost of goods sold	15,727,024	85.0%	417,589	55.3%	16,144,613	83.8%
Gross profit	2,772,672	15.0%	337,800	44.7%	3,110,472	16.2%
Selling expenses	1,215,596	6.6%	22,049	2.9%	1,237,645	6.4%
General and administrative expenses	1,009,492	5.5%	155,690	20.6%	1,165,182	6.1%
Research and development expenses	1,277,972	6.9%	1,648	0.2%	1,279,620	6.6%
(Loss) income from operations	(730,388)	(3.9)%	158,413	21.0%	(571,975)	(3.0)%
Other expenses	(504,871)	(2.7)%	(42,939)	(5.7)%	(547,810)	(2.8)%
(Loss) income from continuing operation before income taxes	$(1,235,259)	(6.7)%	$115,474	15.3%	$(1,119,785)	(5.8)%

For the Nine Months ended January 31, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$13,449,143	100.0%	$2,082,405	100.0%	$15,531,548	100.0%
Cost of goods sold	12,090,275	89.9%	1,727,936	83.0%	13,818,211	89.0%
Gross profit	1,358,868	10.1%	354,469	17.0%	1,713,337	11.0%
Selling expenses	1,360,878	10.1%	192,371	9.2%	1,553,249	10.0%
General and administrative expenses	1,321,072	9.8%	730,920	35.1%	2,0151,992	13.2%
Research and development expenses	634,989	4.7%	(633,366)	(30.4)%	699,533	4.5%
Loss from operations	(1,958,071)	(14.6)%	(633,366)	(30.4)%	(2,591,437)	(16.7)%
Other expenses	(600,287)	(4.5)%	-	-	(600,287)	(3.9)%
Loss from continuing operation before income taxes	$(2,558,358)	(19.0)%	$(633,366)	(30.4)%	$(3,191,724)	(20.5)%

Revenues

Total revenues in the three months ended January 31, 2020 decreased by approximately 7.9%, as compared to the same period in 2019. Stevioside revenues, which accounts for 98.1% and 89.0% of our total revenues in the three months ended January 31, 2020 and 2019, respectively, increased by approximately 1.6%, while Metformin revenues decreased by approximately $524,000 or 84.2%.

Within our Stevioside segment, revenues from sales to third parties decreased by 15.8%, while sales to the related party increased by 65.0% in the three months ended January 31, 2020, as compared to the same period in 2019, primarily due to an increasing demand from the overseas market and the results of our effort to develop sales in the international market. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. While the adoption rate for stevia in the food and beverage sector has been slower than expected, we sold 168 metric tons and 151 metric tons of stevioside for the three months ended January 31, 2020 and 2019, respectively. Our low grade stevia products, Stevioside, A3-80 and A3-97, each respectively accounted for approximately 19.9%, 18.5% and 26.3% of our total Stevioside segment revenue in the three months ended January 31, 2020.

Total revenues in the nine months ended January 31, 2020 increased by 24.0% as compared to the same period in 2019.  Stevioside revenues, accounts for 96.1% and 86.6% of our total revenues in the nine months ended January 31, 2020 and 2019, respectively. During the nine months ended January 31, 2020, within our Stevioside segment, we increased our sales volume by approximately 183 metric tons, a 47.0% increase. Stevioside revenues from sales to third parties increased by 23.0% and sales to the related parties increased by 84.1% in the nine months ended January 31, 2020, as compared to the same period in 2019. We generated approximately $3,887,000 and $1,425,000 in revenue from producing over 120 metric tons and 38 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products in the nine months ended January 31, 2020 and 2019, respectively, increased by 172.7%, as compared to the same period in 2019. A3-99 and restructuring by enzyme based on our Stevioside products accounted for approximately 25.5% and 21.1% of our total Stevioside segment revenues, respectively, in the nine months ended January 31, 2020 and 2019. Additionally, we also continue to generate lease revenue from our lease of the Metformin product line that was developed in the prior year.

Our unit sale price fluctuated from month to month in the three and nine months ended January 31, 2020, which was mainly affected by the market environment; the average unit sale price decreased by approximately 3.7% and 6.1% compared to the same period in 2019, respectively. We face challenges due to competitive pricing and difficulties sourcing raw materials for in the nine months ended January 31, 2020, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to increase in the near future. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia A3-80 and A3-97 products generated more than 64.7% and 50.1% of total revenue of our Stevioside segment for the three and nine months ended January 31, 2020, respectively.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended January 31, 2020 decreased by 3.9%, compared to the same period in 2019. Cost of revenues as a percentage of revenues increased from 86.4% to 90.1% during the three months ended 2020 compared to the same period in 2019. Gross margin in the Stevioside segment decreased from 12.3% to 8.2% for the three months ended by January 31, 2020, compared to the same period in 2019, which was primarily due to the higher overhead costs.

Cost of revenues in the nine months ended January 31, 2020 increased by 16.8%, compared to the same period in 2019. Cost of revenues as a percentage of revenues decreased from 89.0% to 83.8% during the nine months ended 2020 compared to the same period in 2019. Gross margin in the Stevioside segment increased from 10.1% to 15.0%  for the nine months ended by January 31, 2020, compared to the same period in 2019,  which was primarily due to the improvements in efficiency of our production line to offset the higher raw material costs. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods. Our consolidated gross margin for the three and nine months ended by January 31, 2020 was 9.9% and 16.2%, as compared to 13.6% and 11.0% in the same period in 2019.

Selling Expenses

For the three months ended January 31, 2020, we had a decrease of approximately $257,000, or 41.7% in selling expenses, as compared to the same period in 2019. The decrease was primarily due to the approximately $92,000 decrease in promotion and marketing expense, $131,000 decrease in advertising expenses, $22,000 decrease in commission, $14,000 decrease in wage expense, $23,000 decrease in shipping and freight, and $62,000 decrease in warehousing expense, offset by approximately $20,000 increase in office expense, $62,000 increase in selling expense on Metformin production line and $5,000 increase in miscellaneous expense in the three months ended January 31, 2020.

For the nine months ended January 31, 2020, we had a decrease of approximately $316,000, or 20.3% in selling expenses, as compared to the same period in 2019. The decrease was primarily due to the approximately $182,000 decrease in promotion and marketing expense, $50,000 decrease in office expense, $80,000 decrease in shipping and freight, $15,000 decrease in commission, $62,000 decrease in warehousing expense, $18,000 decrease in wage expenses and $10,000 increase in miscellaneous expense, offset by approximately $63,000 increase in advertising expenses, $16,000 increase in local taxes, and $22,000 increase in selling expense on Metformin production line  in the nine months ended January 31, 2020.

General and Administrative Expenses

Our general and administrative expenses for the three months ended January 31, 2020 decreased by approximately $162,000, or 25.2% from the same period in 2019. The decrease was primarily due to a decrease of approximately $102,000 in stock based compensation to employees, $41,000 decrease in marketing expense, $20,000 decrease in meals and entertainment expenses, $7,000 decrease in travel expense, $13,000 decrease in wage expense, $13,000 decrease in auto  expense and $119,000 decrease in miscellaneous expense, offset by $113,000 increase in insurance expenses and $40,000 increase in office expense.

Our general and administrative expenses for the nine months ended January 31, 2020 decreased by approximately $887,000, or 43.2% from the same period in 2019. The decrease was primarily due to a decrease of approximately $716,000 in stock based compensation to employees, $154,000 decrease in marketing expense, $7,000 decrease in office expense, $41,000 decrease in other tax expense, $33,000 decrease in meals and entertainment expenses, $19,000 decrease in travel expense, $13,000 decrease in service and consulting fee, and $76,000 decrease in miscellaneous expense, offset by $42,000 increase in salary and wage expenses and $130,000 increase in repair and maintenance expenses.

Research and Development Expense

For the three months ended January 31, 2020, our research and development expenses amounted to approximately $634,000, as compared to $318,000 for the same period in 2019. For the nine months ended January 31, 2020, our research and development expenses amounted to approximately $1,280,000, as compared to $700,000 for the same period in 2019. The increase of $316,000 and $580,000 was primarily due to the increase in spending for third party technical consulting fees in the three and nine months ended January 31, 2020.

 Other Income (Expenses)

For the three months ended January 31, 2020, other expense, net of other income, amounted to approximately $222,000, an increase of $18,000 as compared to the other expense, net of other income, which amounted to approximately $203,000 for the three months ended January 31, 2019. The increase of other expenses was primarily attributable to an increase of interest expense of $37,000, an increase of other expense of $3,000, offset by an increase of grant income of $18,000 and a decrease of interest expense- related party of $4,000.

For the nine months ended January 31, 2020, other expense, net of other income, amounted to approximately $548,000, a decrease of $52,000 as compared to the other expense, net of other income, which amounted to approximately $600,000 for the nine months ended January 31, 2019. The decrease of other expenses was primarily attributable to a decrease of interest expense of $42,000, a decrease of interest expense- related party of $5,000, an increase of grant income of $32,000, and offset by an increase in other expenses of $27,000.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1,182,000, or $(0.01) per share (basic and diluted), for the three months ended January 31, 2020, as compared with loss from continuing operations of $1,013,000, or $(0.01) per share (basic and diluted), for the three months ended January 31, 2019, a change of $169,000, or 16.7%. Our loss from continuing operations was $1,120,000, or $(0.01) per share (basic and diluted), for the nine months ended January 31, 2020, as compared with loss from continuing operations of 3,192,000, or $(0.02) per share (basic and diluted), for the nine months ended January 31, 2019, a change of $2,072,000 or 64.9%.

Loss from Discontinued Operation

Our loss from discontinued operations amounted to $0 and $6,000 for the three months ended January 31, 2020 and 2019, and $20,000 and $123,000 for the nine months ended January 31, 2020 and 2019. In addition, the Company recorded a loss from disposal of discontinued operations of approximately $233,000 at January 31, 2020. Our total loss from discontinued operations amounted to $0 or $0.00 per share (basic and diluted) for the three months ended January 31, 2020, as compared with loss from discontinued operations of $6,000, or $(0.00) per share (basic and diluted), at the same period in 2019, a change of $6,000 or 100%.  Our total loss from discontinued operations amounted to $253,000 or $0.00 per share (basic and diluted) for the nine months ended January 31, 2020, as compared with loss from discontinued operations of $123,000, or $(0.00) per share (basic and diluted), at the same period in 2019, a change of $131,000 or 106.6%.

The summarized operating result of discontinued operations included in our consolidated statements of operations is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Revenues	$-	$719,322	$733,441	$2,031,396
Cost of revenues	-	539,455	572,357	1,618,822
Gross profit	-	179,867	161,084	412,574
Operating expenses	-	186,448	172,142	538,159
Other income (expenses), net	-	702	(8,958)	2,899
Loss before income taxes	-	5,879	20,016	122,686
Income tax expense	-	-	-	-
Loss from discontinued operations	-	5,879	20,016	122,686
Loss from disposal, net of taxes	-	-	960	-
Loss on sales of subsidiary	-	-	232,455	-
Total loss from discontinued operations	$-	$5,879	$253,431	$122,686

Net Loss

Net loss in the three months ended January 31, 2020 was approximately $1,182,000, compared to a net loss of $1,019,000 in the three months ended January 31, 2019. Net loss in the nine months ended January 31, 2020 was approximately $1,373,000, compared to a net loss of $3,314,000 in the nine months ended January 31, 2019. The decrease loss was primarily due to higher revenue with higher gross profit and a decrease in operating expenses and other expenses in the nine months ended January 31, 2020.

Foreign Currency Translation Gain or (Loss)

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive income on the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $62,000 for the three months ended January 31, 2020, as compared to a foreign currency translation gain of $261,000 for the three months ended January 31, 2019. We also reported a foreign currency translation gain of $225,000 for the nine months ended January 31, 2020, as compared to a foreign currency translation loss of $528,000 for the nine months ended January 31, 2019.  This non-cash loss had the effect of increasing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2020, we had working capital deficit of approximately $5,243,000, including cash of approximately $157,000, as compared to working capital of approximately $2,411,000, including cash of approximately $294,000 at April 30, 2019. The approximate $138,000 decrease in our cash at January 31, 2020 from April 30, 2019 is primarily attributable to net cash used in financing activities for repayment of related party’s advances and net cash used in investing activities for the purchase of property and equipment to improve our productivity offset by net cash provided by operating activities from collection of accounts receivables. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force so as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

Accounts receivable, net of allowance for doubtful accounts decreased by approximately $1,537,000 during the nine months ended January 31, 2020, as a result of the decrease in accounts receivable from the third parties as of January 31, 2020. The days for sales outstanding in accounts receivable decreased to 23 days as of January 31, 2020, as compared to 24 days as of April 30, 2019. The days for sales outstanding in accounts receivable for third party sales decreased to 15 days as of January 31, 2020, as compared to 17 days as of April 30, 2019. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2020.

Inventories at January 31, 2020, net of reserve for obsolescence, totaled approximately $12,815,000, as compared to $11,992,000 as of April 30, 2019. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the next quarters in the fiscal year ended April 30, 2020. The current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $7,847,000 at January 31, 2020, an increase of approximately $167,000 from April 30, 2019. The increase is primarily due to our increase in procurements of raw material as a result of the raising sales of such materials during the nine months ended January 31, 2020.

Loans payable at January 31, 2020 and April 30, 2019 totaled approximately $12,431,000 and $15,926,000, respectively. These loans payable consisted of short-term loans and long-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 10%.  The maturity dates of the loans payable at January 31, 2020 range from March 6, 2019 to March 8, 2021.  During the nine months ended January 31, 2020, the Company borrowed another new loan in amount of approximately $429,000 and the loan amount of approximately $3,566,000 was assumed by the buyer of discontinued operation, Qufu Shengwang.

Due to related parties at January 31, 2020 and April 30, 2019 totaled approximately $4,994,000 and $6,409,000, respectively. The decrease was primarily due to our partial repayment to Pharmaceutical Corporation during the nine months ended January 31, 2020. As of January 31, 2020, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $4,447,574, $357,891 and $188,159, respectively. On April 30, 2019, the balances we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $5,669,776, $557,976 and $180,769, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities from continuing operations was approximately $1,246,000 (total net cash provided by operating activities of $906,000 including net cash used in discontinued operations of $341,000) for the nine months ended January 31, 2020, primarily due to a net loss of approximately $1,120,000 adjusted by loss from discontinued operations of $253,000 and offset by non-cash working capital that primarily included depreciation expense of $902,000 and a loss on disposition of property and equipment of $49,000. The increase in net cash from operating activities was also primarily due to a  decrease of approximately $1,558,000 in accounts receivable and note receivable from a third party, a decrease of approximately $99,000 in prepaid expenses and other current assets, an  increase in accounts payable and accrued expenses of approximately $1,113,000, an increase of approximately $48,000 in taxes payable, and offset by an increase of approximately $238,000 in accounts receivable - related party and an increase of approximately $1,165,000 in inventories.

Net cash used in operating activities from continuing operation was approximately $6,547,000 (total of $6,690,000 including net cash used in discontinued operations of $143,000) during the nine months ended January 31, 2019,  primarily due to a net loss of approximately $3,192,000 adjusted by loss from discontinued operations of $123,000 and offset by non-cash items such as depreciation and amortization expenses of approximately $824,000, and stock issued for employees' compensation of $716,000. The decrease in net cash from operating activities was also primarily due to an increase of approximately $1,326,000 in inventories, a decrease of approximately $1,275,000 in prepaid expense and other current assets, a decrease of approximately $2,681,000 in accounts payable and accrued expenses and a decrease of approximately $79,000 in taxes payable, offset by a decrease of approximately $317,000 in accounts receivable and notes receivable, and a $148,000 decrease in accounts receivable-related party.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from continuing operations amounted to $214,000 in investment activities, including the proceeds received from disposal of discontinued subsidiary of approximately $1,145,000 and a proceed received from disposal of equipment of $30,000, offset by approximately $1,389,000 in purchases of property and equipment in the nine months ended January 31, 2020.

Net cash used in investing activities from continuing operations amounted to approximately $693,000 during the nine months ended January 31, 2019 due to capital expenditures for property and equipment. Net cash used in investing activities from discontinued operations amounted to $0 and $24,000 in nine months ended January 31, 2020 and 2019, respectively.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities from continuing operations amounted to approximately $806,000 in the nine months ended January 31, 2020, primarily due to the repayment of related party advances of approximately $6,215,000 and offset by proceeds from short-term loan of $429,000 and advances received from related parties of approximately $4,980,000. Net cash used in financing activities from discontinued operations amounted to $0 in the nine months ended January 31, 2020.

Net cash provided by financing activities from continuing operations amounted to approximately $8,282,000 in the nine months ended January 31, 2019, primarily consisted of proceeds from multiple non-related individual short-term and long-term loans of $5,788,000 and advances received from related parties of approximately $3,589,000, offset by repayment of short-term loans of $429,000 and repayment of related party advances of approximately $666,000. Net cash used in financing activities from discontinued operations amounted to $1,899,000 in the nine months ended January 31, 2019.

CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of January 31, 2020.

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

Country:	January 31, 2020		April 30, 2019
United States	$83,551	53.4%	$88,506	30.1%
China	72,958	46.6%	205,693	69.9%
Total cash and cash equivalents	$156,509	100.00%	$294,199	100.00%

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2020.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of January 31, 2020 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended January 31, 2020. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended January 31, 2020 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 16, 2020	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 16, 2020	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer