Form 10-K
period 2020-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2020-08-03
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value on October 31, 2019 was $8,531,425.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 3, 2020, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2019 is referred to as "fiscal 2019", the fiscal year ended April 30, 2020 is referred to as "fiscal 2020", and the coming fiscal year ending April 30, 2021 is referred to as "fiscal 2021."

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
-
"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company, a 100% owned subsidiary of Sunwin. Sunwin USA was previously Sunwin Stevia International Corp., a Florida corporation, it changed its name to Sunwin USA in May 2009;

-
"Qufu Shengwang" refers to Qufu Shengwang Stevia Biology and Science Co., Ltd., a Chinese limited liability company. Qufu Natural Green owns a 100% interest in Qufu Shengwang. On July 30, 2019, Qufu Natural Green sold its 100% interest of Qufu Shengwang to a third party;

-
"Qufu Shengren" refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a 100% owned subsidiary of Qufu Natural Green. (On April 30, 2020, the Company increased the total amount of capital of Qufu Sheng through a series of debt transfer and conversion agreements with investors, ownership of Qufu Natural Green became 61%); and

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

We sell stevioside, a natural sweetener, and other pharmaceutical products, such as Metformin. Substantially all of our operations are located in the People's Republic of China (the "PRC"). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers. Our operations are organized into two operating segments related to our product lines:

-	Stevioside; and
-	Corporate and other.

STEVIOSIDE SEGMENT

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. For the fiscal years ended April 30, 2020 and 2019, our Stevioside segment generated revenues of $25.2 million and $18.2 million, representing 97% and 87% of our total consolidated revenues, respectively.

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

In fiscal 2020, we have obtained new certification of National Organic Program (NOP Certificate No: C8397, including the USDA Organic Certification and NASAA Organic Certification for EU) and certification of non-genetically modified organisms ("Non-GMO") with the ID number of C-093191-2019 and C-093192-2019. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors, who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients. In addition, we also maintained our Halal Certification (No: 0549180100), our Food Safety System Certification (FSSC) 22000 Certification, and our ISO 22000:2005 and 9001:2015 Certifications. We will continue to put effort into maintaining and obtaining additional certification as an assurance to our customers of our product quality and safety.

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

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor of foreign trade companies. Our top 10 customers accounted for 63.7% of our sales in the Stevioside segment for the fiscal year ended April 30, 2020. Our biggest customers Qufu Shengwang Import and Export Trade Co., Ltd., a related party, accounted for 32.6% and 24.3%, respectively, of our stevioside sales for the fiscal years ended April 30, 2020 and 2019. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2021 and 2022. February to March is normally the nursing period for stevia plants, as a result of COVID-19 related gathering laws, the farmers are not able to have the same amount of nursery workers as previous years, resulting in a decrease of stevia plants and relevant safety measures also resulted in an increase of general plantation costs. We expect this to cause a shortage of stevia leaves harvest this year and along with the effect of the rain season, we expect to see an increase in our cost of raw material.

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

In early 2011, our stevia production facility operated by Qufu Shengren received ISO 22000 and ISO 9001:2008 integrated process and systems certifications, in addition to HACCP (Hazard Analysis and Critical Control Points) certification from SGS S.A. and its country head offices in UK and China for this facility. SGS is one of the world's leading inspection, verification, testing and certification companies. In an effort to meet the international food safety standards mandated by larger consumer product companies that we expect to target as customers in the future, we have made capital investments to enhance our manufacturing facilities, equipment and documentation systems, changed certain manufacturing processes and carried out additional personnel training in order to meet these standards.  These investments allowed us to meet the HACCP System Certification, ISO 9001:2015 Certification and ISO 22000:2005 Food Safety Certification and BRC.  We obtained these certifications in October 2015.

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

In the fiscal years ended April 30, 2019 and 2020, we have invested a total of $4.1 million for the two years, to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment and a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as a scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

We set our production schedules based on the market demands and our capacity. Our total stevioside production capacity is approximately 1,200 metric tons annually, which we believe is sufficient to meet demand.  For the fiscal year ended April 30, 2020, we manufactured approximately 1,223 metric tons of stevioside, an increase of 148 metric tons from the prior year, to better supply the market demand.

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

CORPORATE AND OTHER BUSINESS SEGMENT

Since fiscal 2018 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has a hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents. On July 10, 2019, the Company entered into the Metformin Production Line Operation Management Agreement with an unaffiliated individual to operate the Metformin production line (see Note 7 to Consolidated Financial Statements).

NEW PRODUCT AND TECHNOLOGY DEVELOPMENT

We engage in new product and technology developments through our internal research facilities, industry consultants and specialists to provide research and development for the planting of stevia plants, the development of biological methods to improve lower-grade stevia product to higher grade stevia and applying biological method to change the taste of stevia to meet market demand.

In fiscal 2020, we continue to develop and improve our production technology for our enzyme treated stevia product. In October 2019, we invested in a new pressure spray tower which allows for our enzyme treated stevia to be produced as a granulated product instead of powder product, this reduced dusting issues and improved its water solubility. We also installed new and improved resin and membrane separation equipment for this production line, which further removed any impurity in the taste of this product. Our enzyme treated stevia has a sweetness of 260 times the sweetness of cane sugar, with the improvements the taste is also very close to cane sugar with very minimal aftertaste or bitterness. We believe this product will be greatly accepted by our clients who are used to the taste of cane sugar.

In fiscal 2020, we also developed new technology for our R&D production technology. In February 2020, our research department developed an improvement to our resin separation process based on our existing stevia crude extraction process. We are now able to extract the all-natural R&D element from the stevia leaves at a concentration of 95% or above. R&D has the best taste and balanced sweetness in the various stevia glycosides found in the stevia leaf, we believe this product will greatly improve the taste and quality of stevia food products.

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

In April 2012 we changed our corporate name to Sunwin Stevia International, Inc.

In August 2012, the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of approximately $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at approximately $1,533,333 and a cash payment of $92,541; the purchase included the product development and supply chain for OnlySweet.

On April 30, 2018, the Company decided that it was in its best interest to discontinue and close Sunwin Tech since it ceased operations four year ago. All assets and liabilities owned by Sunwin Tech, including the equity ownership of Qufu Natural Green, were transferred to and assumed by Sunwin Stevia International, Inc.

On July 10, 2019, our wholly owned subsidiary Qufu Shengren entered into a management agreement with Ru Yuan, an unaffiliated individual (the "Contractor"), to contract out the operation of the Metformin production line.

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang.

On October 9, 2019, Qufu Shengren invested RMB2,000,000 (approximately $288,000) in a new entity, Qufu Shengren Import and Export Co., Ltd., (“Qufu Shengren Import and Export”), a Chinese limited liability company, a 100% owned subsidiary of Qufu Shengren. Qufu Shengren Import and Export focuses on the export of our Stevia products, and the import and export of technology and other relevant products; we expect to increase operations in this subsidiary in the near future.

In April 2020, management made the decision to increase the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB 183,000,000 (approximately $26,000,000), this will allow for the Company to better focus on our Stevia operation and increase investment to our research and production.

EMPLOYEES

As of May 30, 2020, we have 249 full time employees. The number of employees excludes employees of discontinued operations. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

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

RISKS RELATED TO OUR COMPANY

FOR THE FISCAL YEAR ENDED APRIL 30, 2020, WE INCURRED NET LOSS OF $1.4 MILLION. WE CANNOT ASSURE YOU THAT OUR LOSSES WILL NOT CONTINUE, AND WE BELIEVE THAT THESE MATTERS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR THE NEXT TWELVE MONTHS FROM THE ISSUANCE DATE OF THIS REPORT.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in our accompanying consolidated financial statements, we have incurred a net loss of approximately $1,383,000 for the fiscal year ended April 30, 2020. The net cash provided by continuing operations were approximately $1,944,000 for the fiscal year ended April 30, 2020. Additionally, we have an accumulated deficit of $40.1 million as of April 30, 2020, the cash balance and revenues generated are not currently sufficient and cannot be projected to cover the operating expenses for the next twelve months from the date of this report.  Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending April 30, 2021 without raising additional funds through debt and/or equity capital financings.

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

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

Our independent auditors have indicated in their report on our April 30, 2020 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We have a significant accumulated deficit, incurred recurring losses and generated negative cash flow from operating activities. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent on our ability to ultimately achieve profitable operations, or become cash flow positive, or raise additional capital from debt and or equity.  However, we cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional capital and or if any will be available to us on satisfactory terms and conditions.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSLATIONS CAN MATERIALLY IMPACT OUR INCOME (LOSS) FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange translations are included in the Company's comprehensive loss on the consolidated statements of operations. The gain from the foreign exchange translation was approximately $166,000 and the loss from the foreign exchange translation was approximately $556,000 for the fiscal years ended April 30, 2020 and 2019, respectively. The recording of these non-cash gain and loss, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

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

WE MAY INCUR LOSSES RESULTING BUSINESS INTERRUPTIONS RESULTING FROM OCCURRENCE OF NATURAL DISASTERS, HEALTH EPIDEMICS AND OTHER OUTBREAKS OR EVENTS.

Our operations may be damaged in natural disasters such as earthquakes, floods, heavy rains, sand storms, tsunamis and cyclones, or other events such as fires. Such natural disasters or other events may lead to damage our raw materials. Also, our business operations could be disrupted by health epidemics, such as the COVID-19, which broke out in January 2020. A prolonged outbreak of such illness or other adverse public health developments in China or elsewhere in the world could have a material adverse effect on our business operations. In addition, our results of operations could be adversely affected to the extent that any natural disaster or health epidemic harms the Chinese economy in general.

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

 On March 15, 2019, MOFCOM published the PRC Law on Foreign Investment, which became effective on January 1, 2020. At the same time, MOFCOM published an accompanying explanatory note of the Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The draft Foreign Investment Law utilizes the concept of "actual control" for determining whether an entity is considered to be a foreign-invested enterprise, and defines "control" broadly to include, among other things, voting or board control through contractual arrangements.

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

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosures in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no PRC local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

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

At August 3, 2020 we had 199,632,803 shares of common stock outstanding, of which approximately 77,755,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

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

On February 20, 2020, the Company filed lawsuit in local district court against a former customer for nonpayment of a past due receivable, in the amount of $378,000 related to the customer’s procurement of stevioside products from the Company. See Note 13 to the Consolidated Financial Statements for further information regarding legal proceedings.

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

	High	Low
Fiscal 2020
May 1, 2019 through July 31, 2019	$0.08	$0.04
August 1, 2019 through October 31, 2019	$0.10	$0.03
November 1, 2019 through January 31, 2020	$0.09	$0.04
February 1, 2020 through April 30, 2020	$0.16	$0.05

Fiscal 2019
May 1, 2018 through July 31, 2018	$0.08	$0.04
August 1, 2018 through October 31, 2018	$0.06	$0.03
November 1, 2018 through January 31, 2019	$0.10	$0.01
February 1, 2019 through April 30, 2019	$0.08	$0.04

On August 3, 2020, the last reported sale price of the common stock on OTC Markets was $0.09 per share, and there were 752 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended April 30, 2020 and 2019 should be read in conjunction with the consolidated financial statements and footnotes, and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside and other stevia derived products. Stevioside is a natural zero calorie sweetener extracted from the leaf of the stevia plants. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During the fiscal years ended April 30, 2020 and 2019, our continuing operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Corporate and other.

Recent Developments

In fiscal 2019 and fiscal 2020 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. The new manufacturing facility is fully equipped with stainless steel equipment without any plastic while it has a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first being used for our production in the industry, such as the scraper with centrifuge and fluidized drying system. In fiscal 2020, we have been producing Metformin at a trial capacity to test the market and determine if this is a suitable product to be added to our operation.

While we were able to market and sale our Metformin products, with our current overhead and associated expenses, its profit margin has not been as lucrative as we had projected, our Metformin production line has been operating at a net loss in fiscal 2020. On July 10, 2019, we entered into a management agreement with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line for 30 years, the parties agree to review and reconfirm the terms every 5 years. Under the terms of this agreement, Ms. Yuan will operate the Metformin production line independently from Sunwin assuming all of its profits and liabilities, including employee payroll, benefits, utilities and etc., and will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,000).

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,163,000) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $727,000) on July 30, 2019 and RMB3,000,000 (approximately $436,000) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's due to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,000), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019, and received the second installment of RMB3,000,000 on August 20, 2019. The Buyer settled all liabilities of Qufu Shengwang due to Natural Green by assuming the liabilities on behalf of Qufu Shengren in the amount of approximately RMB 26,000,000 (approximately $3,779,070) due to another third party.

In April 2020, management made the decision to increase the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB 183,000,000 (approximately $26,000,000), this will allow for the Company to better focus on our Stevia operation and increase investment to our research and production. The increase of capital will come from additional funding of RMB 92,470,000 (approximately $13,100,000) from Qufu Natural Green, and RMB 70,850,000 (approximately $10,000,000) debt to equity conversion of multiple creditors. On April 30, 2020, seven individual creditors and three suppliers, an individual investor and Qufu Shengren entered into a series of debt transfer and conversion agreements, the individual creditors and suppliers agreed to transfer the full amount of their receivable, including principal and interest due from Qufu Shengren, at full value, to the individual investor. The individual investor then converted the full amount of the debts into equity and transfered a part of that equity to Shangdong Yulong Mining Group Co., Ltd. ("Yulong"). The individual investor and Yulong became minority shareholder of Qufu Shengren as of April 30, 2020 accounting for 38.4% and 0.3%, respectively.

We believe this addition in capital will greatly benefit our stevia product development, manufacturing, and marketing effort. With the increased capital, we will be able to focus more on our technology advancements, improvement in manufacturing process and increase our production capacity.

The COVID-19 Pandemic

Since early 2020, the epidemic of the novel strain of coronavirus (COVID-19) (the “COVID-19 pandemic”) has spread across China and other countries, and has adversely affected businesses and economic activities in the first quarter of 2020 and beyond. The Company followed the restrictive measures implemented in China, by suspending onsite operation in January, 2020 and having employees work remotely until late March 2020, when the Company assessed the situation and started to gradually resume normal operation at areas deemed safe while implementing effective health measures. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. We are able to maintain certain income from previous existing orders and finished products, however, we anticipates significant economic impact related to COVID-19. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

We believe the effect of the COVID-19 pandemic will be most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2021 and 2022. February to March is normally the nursing period for stevia plants, as a result of COVID-19 related gathering laws, farmers are not able to have the same amount of nursery workers as previous years, resulting in a decrease of stevia plants and; relevant safety measures also resulted in an increase of general planting costs. We expect this to cause a shortage of stevia leaves harvest this year and along with the effect of the rain seasons, we expect to see an increase in our cost of raw material. After we resumed production, the effect of the COVID -19 pandemic on transportations has also made it difficult for us to efficiently procure our raw materials.

We also expect our sales to be significantly impacted by the COVID-19 pandemic. Due to the Chinese New Year holiday followed by the COVID-19 pandemic, our sales were paused for the months between January to March 2020. At the resumption of production in March 2020, we experienced difficulty in the delivery of our products. The ability to ship through ground transportation was very limited, if any, across provinces in China, and air shipments internationally was also very limited, if any; this caused us to be unable to timely deliver our products even if sales were made. In May 2020, China slowly resumed to normal; however, as the global situation worsened, many of our international clients were pausing their operations and no longer making new orders. We expect this low demand and difficulty in transportation situation to remain in fiscal 2021.

We are monitoring the global outbreak and spread of COVID-19 and taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business (including but not limited to our employees, customers, and other business partners) posed by its spread and the governmental and community reactions thereto. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our workforces healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including warehouse and production procedures, employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, customers and other business partners. We are also working with our suppliers to understand the existing and future negative impacts, and to take actions in an effort to mitigate such impacts. Due to the speed with which the COVID-19 pandemic is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our overall financial and operating results (including without limitation our liquidity) cannot be reasonably estimated at this time, but the pandemic could lead to extended disruption of economic activity and the impact on our financial and operating results.

Our Performance

Our revenues totaled $26.1 million in the fiscal year ended April 30, 2020, an increase of 25.1% as compared to the fiscal year ended April 30, 2019, but our gross margin increased to 16.9% from 7.6% primarily due to our effort to expand our shares in both domestic and international markets. Our total operating expenses in the fiscal year ended April 30, 2020 decreased by approximately $712,000 or 12.8% compared to the fiscal year ended April 30, 2019 primarily due to a decrease of approximately $423,000 or 21.9% in selling expenses, a decrease of approximately $1,192,000 or 45.2% in general and administrative expenses, and offset by an increase of approximately $903,000 or 91.9% in research and development expenses. Our net loss from continuing operations for the fiscal year ended April 30, 2020 was approximately $1,129,000, compared to $4,664,000 in the fiscal year ended April 30, 2019.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for the fiscal year ended April 30, 2020. The increase of revenue in Stevioside segment is primarily due to an increasing demand from the developing domestic and international market. Stevia has been widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years, and recently we introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, enzyme treated products and others. We expect to consistently increase our sales of our new products; however we cannot quantify this increase and its effects on future periods.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, not only in the U.S. and EU markets but also in our domestic market. For the fiscal year ended April 30, 2020 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

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

-	Southeast and South Asia have renewed and increased their interest in stevia, particularly high grade stevia;
-	New global product launches mentioning stevia have increased 13% per year on average from 2014 to 2018; and
-	Stevia has been growing in popularity in the last 10 years throughout all the global markets.

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2020 and 2019, as well as negative impact from the global COVID-19 pandemic. During the fiscal years ended April 30, 2020, the market prices of stevioside products continue to be impacted by strong price competition among Chinese manufacturers. With this being a product gaining large market shares in China, in the recent years we have seen many competitors entering the market. These new competitors use lower pricing as their effort to gain market share as they initially entering the market, thus driving down the average prices for stevia products. We expect the pressure from pricing competition to continue in fiscal 2021. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will also continue to increase in fiscal 2021 since the demand for raw material may increase as the market grows, while the production of the raw material experiences negative impact due to the global pandemic.

We intend to make adjustments internally in order to better operate in this market; our goal is to increase sales and develop new client bases through our marketing effort, decrease our production expenses while maintaining the stability and quality of our products, and decrease our overall expenditures. We believe while there are challenges and risks in this market, our high quality high grade product and the formulations developed by our internal research and development team differentiates us from other competitors and our efforts will lead to sustainable growth in the future.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the fiscal year ended April 30, 2020 and 2019.  The percentages represent each line item as a percent of revenues:

For the Fiscal Year Ended April 30, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$25,238,941	100.0%	$852,543	100.0%	$26,091,484	100.0%
Cost of goods sold	21,275,494	84.3%	416,933	48.9%	21,692,427	83.1%
Gross profit	3,963,447	15.7%	435,610	51.1%	4,399,057	16.9%
Selling expenses	1,489,928	5.9%	21,863	2.6%	1,511,791	5.8%
General and administrative expenses	1,301,402	5.2%	144,250	16.9%	1,445,652	5.5%
Research and development expenses	1,884,718	7.5%	-	-	1,884,718	7.2%
(Loss) gain from operations	(712,601)	(2.8)%	269,497	31.6%	(443,104)	(1.7)%
Other income (expenses)	(686,148)	(2.7)%	-	-	(686,148)	(2.6)%
(Loss) gain from continuing operation before income taxes	$(1,398,749)	(5.5)%	$269,497	31.6%	$(1,129,252)	(4.3)%

For the Fiscal Year Ended April 30, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$18,162,702	100.0%	$2,687,743	100.0%	$20,850,445	100.0%
Cost of goods sold	17,094,522	94.1%	2,173,367	80.9%	19,267,889	92.4%
Gross profit	1,068,180	5.9%	514,376	19.1%	1,582,556	7.6%
Selling expenses	1,674,345	9.2%	260,820	9.7%	1,935,165	9.3%
General and administrative expenses	1,675,535	9.2%	961,650	35.8%	2,637,185	12.6%
Research and development expenses	891,974	4.9%	89,988	3.3%	981,962	4.7%
Loss from operations	(3,173,674)	(17.5)%	(798,082)	(29.7)%	(3,971,756)	(19.0)%
Other income (expenses)	(692,202)	(3.8)%	-	-	(692,202)	(3.3)%
(Loss) from continuing operation before income taxes	$(3,865,876)	(21.3)%	$(798,082)	(29.7)%	$(4,663,958)	(22.4)%

Revenues

Total revenues in the fiscal year ended April 30, 2020 increased by approximately $5,241,000, or 25.1%, as compared to the fiscal year ended April 30, 2019. Within our Stevioside segment, revenues from sales to third parties increased by 23.9% and the sales to the related party increased by 85.9% in the fiscal year ended April 30, 2020, as compared to the fiscal year ended April 30, 2019, primarily due to an increasing demand from both domestic and overseas markets and the results of our effort to do research and develop sales in diversity products. Since we do not have the authorization to export products from China, we outsourced our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, our products including A3-99 and enzyme treated stevia have been well accepted by the market, especially in the U.S.. We sold 761 metric tons and 525 metric tons of stevioside for the fiscal year ended April 30, 2020 and 2019, respectively. We generated approximately $5,765,000 and $2,249,000 in revenue from producing over 104 metric tons and 62.3 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 23% and 12% of our total revenues of Sativoside segment in the fiscal years ended April 30, 2020 and 2019, respectively.

Our unit sale price fluctuated from month to month in the fiscal year ended April 30, 2020, which was mainly affected by the market environment; the average unit sales price of our stevia products has slightly decreased because of our effort to stay ahead of competition and to gain market share for the fiscal year ended April 30, 2020, as compared to the fiscal year ended April 30, 2019. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 32% and 26% of total revenue of our Stevioside segment, respectively, while our enzyme treated products generated over $5.8 million in revenues with the gross profit rate of 31.6% and average unit price of $32.4 in the fiscal year ended April 30, 2020. Our low grade stevia and A3-97 products generated more than 22% and 27% of total revenue of our Stevioside segment, respectively, while we generated over $2.2 million from enzyme treated products in revenues with the gross profit rate of 21% and the average unit price of $36 in the fiscal year ended April 30, 2019. In the fiscal year ended April 30, 2020, some of our stevia products, such as A3-80, A3-60 and A3-50, were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

 Cost of Revenues and Gross Margin

 Cost of revenues of Stevioside segment in the fiscal year ended April 30, 2020 increased by approximately $4,181,000, or 24.5%, while revenues from Stevioside segment increased by approximately $7,076,000, compared to the fiscal year ended April 30, 2019. Gross margin on Stevioside segment for the fiscal year ended April 30, 2020 was 15.7%, as compared to 5.9% for the fiscal year ended April 30, 2019. The increase in gross margins for Stevioside was primarily due to the improvements in efficiency of our production line to offset the higher raw material costs. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods.

Total Selling Expenses

Our selling expenses for the fiscal year ended April 30, 2020 decreased by approximately $423,000, or 21.9% compared to the fiscal year ended April 30, 2019. The decrease was primarily due to an approximately $194,000 decrease in advertising expense, a decrease of approximately $109,000 in office expense, a decrease of approximately $19,000 in travel expense, a decrease of approximately $14,000 in meal and entertainment expenses, a decrease of approximately $62,000 in warehousing expenses, a decrease of approximately $24,000 in commission expense, a decrease of approximately $84,000 in shipping and freight, a decrease of approximately $14,000 in salary and wage expenses, and offset by an increase of approximately $18,000 in local sales taxes, an increase of approximately $55,000 in promotion and marketing fees, an increase of approximately $22,000 in selling expense on Metformin products, and an increase of approximately $2,000 in miscellaneous expenses in the fiscal year ended April 30, 2020.

Total General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended April 30, 2020 decreased by $1,192,000, or 45.2% compared to the fiscal year ended April 30, 2019.  The decrease was primarily due to a decrease of approximately $716,000 in stock based compensation to consultants, a decrease of approximately $61,000 in depreciation and amortization expenses, a decrease of approximately $159,000 in marketing fees, a decrease of approximately $23,000 in travel expense, a decrease of approximately $65,000 in meals and entertainment, a decrease of approximately $47,000 in office expense, a decrease of approximately $151,000 in bad debt expense, a decrease of approximately $38,000 in salaries and wages,  a decrease of approximately $39,000 in auto expense, a decrease of approximately $34,000 in other taxes, and a decrease of approximately $53,000 in miscellaneous expenses, offset by an increase of approximately $66,000 in repair and maintenance fees and an increase of approximately $128,000 in safety production fund expense and  fees.

Research and Development Expenses

For the fiscal year ended April 30, 2020, our research and development expenses amounted to approximately $1,885,000 as compared to $982,000 for the fiscal year ended April 30, 2019. The increase of approximately $903,000 was primarily attributable to the increase in research and development activities related to the development of new product lines of Stevioside products.

Other Expense

For the fiscal year ended April 30, 2020, other expense, net of other income, amounted to approximately $686,000, a decrease of $6,000 as compared to other expense, net of other income, amounted to approximately $692,000 for the fiscal year ended April 30, 2019. The decrease of other expense was primarily attributable to a decrease in interest expense - related party in the amount of approximately $28,000, a decrease in interest expense - third party in the amount of approximately $28,000 due to the less amount of renewal loan principal, and an increase in grant income of approximately $36,000, offset by a decrease in other income of approximately $87,000 primarily due to an export tax rebate.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1,129,000, or $(0.01) per share (basic and diluted), for the fiscal year ended April 30, 2020, as compared with loss from continuing operations of $4,664,000, or $(0.02) per share (basic and diluted), for the fiscal year ended April 30, 2019, a change of $3,535,000, or 75.8%.

Loss from Discontinued Operation

Our loss from discontinued operations was $253,000, or $0.00 per share (basic and diluted), for the fiscal year ended April 30, 2020, as compared with loss from discontinued operations of $244,000, or $(0.00) per share (basic and diluted), for the fiscal year ended April 30, 2019, a change of $9,000 or 3.7%.

The summarized operating result of discontinued operations included in our consolidated statements of operations is as follows:

	Fiscal Years Ended April 30,
	2020	2019

Revenues	$733,441	$2,730,140
Cost of revenues	572,357	2,269,216
Loss before income taxes	(20,016)	(244,402)
Income tax expense	-	-

Loss from discontinued operations	(20,016)	(244,402)
Gain from disposal, net of taxes	61,050	-
Loss from sales of subsidiary	(294,465)	-
Total loss from discontinued operations	$(253,431)	$(244,402)

Net Loss

Net loss attributable to Sunwin Stevia International, Inc. in the fiscal year ended April 30, 2020 was approximately $1,383,000, compared to $4,908,000 in the fiscal year ended April 30, 2019. The decrease was primarily due to an increase in higher profit margin and lower operating expenses.

Foreign Currency Translation (Loss) or Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive income on the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $166,000 for the fiscal year ended April 30, 2020, as compared to a foreign currency translation loss of $556,000 for the fiscal year ended April 30, 2019. This non-cash loss had the effect of increasing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At April 30, 2020, we had working capital of $3,470,000, including cash of approximately $1,138,000, as compared to working capital of approximately $2,411,000 and cash of $294,000 at April 30, 2019. The approximate $844,000 increase in our cash at April 30, 2020 from April 30, 2019 is primarily attributable to net cash provided by operating activities of approximately $2,159,000, net cash used in investing activities of approximately $627,000, and cash used in financing activities of approximately $638,000 during the fiscal year ended April 30, 2020. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank or individual loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the next 12 months, management expects that we will need to curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $285,000 during the fiscal year ended April 30, 2020 as a result of the increase in accounts receivable from the related party in amount of approximately $557,000 as of April 30, 2020. The days for sales outstanding in accounts receivable decreased to 20 days as of April 30, 2020, as compared to 24 days on April 30, 2019. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from the related parties, decreased by approximately $272,000 during the fiscal year ended April 30, 2020. The days for sales outstanding in accounts receivable for third party sales accounted to 15 days as of April 30, 2020, keeping the same as it on April 30, 2019. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in the fiscal 2020.

At April 30, 2020 our inventories, net of reserve for obsolescence, totaled approximately $12,874,000, as compared to $11,992,000 on April 30, 2019. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the fiscal year ended April 30, 2020. These inventories have not yet been sold due to the market demands not raising as much as we predicted; however, the current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $8,533,000 at April 30, 2020, an increase of approximately $853,000 from April 30, 2019 balance of $7,680,000. The increase was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

In April 2020, management made the decision to increase the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB 183,000,000 (approximately $26,000,000), this will allow for the Company to better focus on our Stevia operation and increase investment to our research and production. The increase of capital will come from additional funding of RMB 92,470,000 (approximately $13,100,000) from Qufu Natural Green, and RMB 70,850,000 (approximately $10,000,000) debt to equity conversion of multiple creditors. On April 30, 2020, seven individual creditors and three suppliers, an individual investor and Qufu Shengren entered into a series of debt transfer and conversion agreements, the individual creditors and suppliers agreed to transfer the full amount of their receivable, including principal and interest due from Qufu Shengren, at full value, to the individual investor. The individual investor then converted the full amount of the debts into equity and transfered a part of that equity to Shangdong Yulong Mining Group Co., Ltd. ("Yulong"). The individual investor and Yulong became minority shareholder of Qufu Shengren as of April 30, 2020 accounting for 38.4% and 0.3%, respectively.

Due to related parties at April 30, 2020 and 2019 totaled approximately $5,073,000 and $6,409,000, respectively. The decrease was primarily due to our decrease in the balance of $1,688,000 advance from Pharmaceutical Corporation during the fiscal year ended April 30, 2020. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., approximately amounted to $3,982,000, $907,000 and $184,000, respectively. On April 30, 2019, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, Mr. Weidong Chai approximately amounted to $5,670,000, $558,000 and $181,000, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities from continuing operations was approximately $1,944,000 (total of $2,158,000 including provided by discontinued operations of $214,000) for the fiscal year ended April 30, 2020, primarily due to a decrease of approximately $246,000 in accounts receivable and note receivable from a third party, a decrease of approximately $808,000 in prepaid expenses and other current assets, an  increase in accounts payable and accrued expenses of approximately $2,735,000 and an increase of approximately $147,000 in taxes payable, and non-cash working capital primarily included non-cash depreciation expense of $1,219,000, provision for obsolete inventories of $113,000 and a loss on disposition of property and equipment of $20,000, offset by an increase of approximately $672,000 in accounts receivable - related party, an increase of approximately $1,542,000 in inventories, and a net loss of approximately $1,383,000 adjusted by loss from discontinued operations of $253,000.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from continuing operations amounted to $627,000 in the fiscal year ended April 30, 2020. We spent $1,775,000 in purchases of property and equipment, offset by the proceeds received from disposal of discontinued operations of approximately $1,143,000 and proceeds received from disposal of equipment of approximately $5,000 in the fiscal year ended April 30, 2020, as compared to $2,360,000 in the fiscal year ended April 30, 2019.

Net cash used in investing activities from continuing operations amounted to $2,360,000 in purchases of property and equipment, offset by the proceeds received from disposal of equipment of approximately $3,000 in the fiscal year ended April 30, 2019, as compared to $783,000 in the fiscal year ended April 30, 2018. Net cash used in investing activities from discontinued operations amounted to $0 and $73,000 in fiscal year ended April 30, 2020 and 2019, respectively.

NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net cash used in financing activities from continuing operations amounted to approximately $638,000 in the fiscal year ended April 30, 2020, primarily due to repayment of short-term loans of $515,000 and repayment of related party advances of approximately $9,044,000, offset by the proceeds from a non-related individual short-term loan of $944,000 and advances received from related parties of approximately $7,977,000. Net cash used in financing activities from discontinued operations amounted to $0 in fiscal year ended April 30, 2020.

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

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2020.

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

Country:	April 30, 2020		April 30, 2019
United States	$83,830	7.4%	$88,506	30.1%
China	1,054,090	92.6%	205,693	69.9%
Total cash and cash equivalents	$1,137,920	100.00%	$294,199	100.00%

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations

 We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of April 30, 2020 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Individual loans	3,378,380	3,378,380	-	-	-
Total	$3,378,380	3,378,380	-	$-	$-

Off-Balance-Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

We do not have any off-balance-sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accepted accounting principles generally accepted in the U.S. ("U.S. GAAP").

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

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Exchange Act, our management, evaluated the effectiveness of the design and operation of our controls and procedures as of April 30, 2020.

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

Management conducted its evaluation of our controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our controls and procedures were not effective as of April 30, 2020.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2020. During our assessment of the effectiveness of internal control over financial reporting as of April 30, 2020, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2020.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended April 30, 2020. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended April 30, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the year ended April 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	58	President and Chairman
Dongdong Lin	46	Chief Executive Officer, Secretary and Director
Fanjun Wu	46	Chief Financial Officer
Chengxiang Yan	52	Director and General Manager of Qufu Natural Green
Yuqiang Lai	46	Director and General Manager of Qufu Shengren

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

Chengxiang Yan. Mr. Yan has been the General Manager of our subsidiary Qufu Natural Green since 1999 and a member of our Board of Directors since April 30, 2004 following our acquisition of Qufu Natural Green. From 1999 to 2004, Mr. Yan was the Director of the Marketing Department for that company. From 1996 to 1998, Mr. Yan was Director of the Marketing Department for Shandong Group, a holding company with interests in companies operating in the areas of nutritional products, Chinese herb extracts, packaged products, animal health products, animal medicine and chemical products, and from 1993 to 1996, he was Director of the Marketing Section for our subsidiary Shengya Veterinary Medicine owned by Shandong Group before our acquisition in 2004. Mr. Yan graduated from Shandong Agriculture University in 1993 with a Bachelor's Degree in Farming. Effective July 6, 2020, Mr. Chengxiang Yan resigned his position as a Director of Sunwin Stevia International, Inc.’s (the “Company”) due to personal reasons. Mr. Yan's resignation is not due to any disagreement with the Company on any matter related to operations, policies, or practices.

Yuqiang Lai. Mr. Lai is the General Manager of Qufu Shengren since March 2015, previously Mr. Lai served as the Assistant General Branch Manager of Qufu Shengren. From 1993 to 2009, Mr. Lai held various positions with Shandong Shengwang Pharmaceutical Co., Ltd., a related party company, including Technical Specialist, Production and Equipment Manager, and Head of Technology Department and GMP Department.

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

Dongdong Lin.  Ms. Lin has over 24 years of operational experience in our industry.

Chengxiang Yan.  Mr. Yan has over 24 years of marketing experience in our industry and an advanced degree in farming.

Yuqiang Lai. Mr. Lai has over 26 years of experience in the industry and is very familiar with the Company’s production and operations.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2020 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2020, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2020.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in the fiscal years ended April 30, 2020 and 2019 for:

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Laiwang Zhang (1)	2020	$12,605	$-	-	-	-	-	-	$12,605
2019		$13,796	$-	-	-	-	-	-	$13,796
Dongdong Lin (2)	2020	$12,393	$-	-	-	-	-	-	$12,393
2019		$12,817	$-	-	-	-	-	-	$12,817

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2020:

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

2005 Equity Compensation Plan

On March 23, 2005, our Board of Directors authorized and adopted our 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of August 3, 2020, there are no shares available to be issued or options outstanding under the 2005 Equity Compensation Plan.

2006 Equity Compensation Plan

On February 7, 2006, our Board of Directors authorized and adopted our 2006 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board of Directors administers the 2006 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each Option and the exercise price. We have currently reserved 6,200,000 of our authorized but unissued shares of common stock for issuance under the 2006 Equity Compensation Plan, and a maximum of 6,200,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization). Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of August 3, 2020, there are no shares available to be issued or options outstanding under the 2006 Equity Compensation Plan.

2012 Equity Compensation Plan

In August, 2012, our Board of Directors authorized and adopted our 2012 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 10,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 10,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of August 3, 2020, there are no shares available to be issued or options outstanding under the 2012 Equity Compensation Plan.

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

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during the fiscal year ended April 30, 2020 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On August 3, 2020 we had 199,632,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of August 3, 2020 relating to the beneficial ownership of shares of our common stock by:

-	each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock;
-	each director;
-	each named executive officer; and
-	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 6 Shengwang Avenue, Qufu, Shandong, China 273100. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by them (or certain persons whose ownership is attributed to them) and that can be acquired by them within 60 days from that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by them, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang	3,457,154	1.7%
Dongdong Lin	4,984,108	2.5%
Fanjun Wu	1,732,052	0.9%
All officers and directors as a group (four persons)	10,173,314	5.1%

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2019.

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

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements as of April 30, 2020 and which have occurred through the date of this report:

From time to time, we received advances from related parties for working capital purposes and repaid funds to related parties. During the fiscal years ended April 30, 2020 and 2019, we received advances from related parties for working capital that totaled $7,977,435 and $4,564,183 respectively, and we repaid to related parties a total of $9,043,962 and $984,472, respectively.

In the fiscal years ended April 30, 2020 and 2019, interest expense related to due to related parties amounted to $108,461 and $136,914, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $742,512 (RMB5,000,000) and $1,188,019 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum. On December 12, 2019, we repaid $1,149,394 including the above advance of $1,145,180 (RMB8,000,000) and its accrued interest. The other advances bear no interest and are payable on demand.

On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $3,981,915, $906,879, and $183,657, respectively. On April 30, 2019, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $5,669,776, $557,976, and $180,769, respectively.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP served as our independent registered public accounting firm for the fiscal years ended April 30, 2020 and 2019. The following table shows the fees that were billed for the audit and other services provided by such firm for the fiscal years ended April 30, 2020 and 2019.

	2020	2019
Audit Fees	$92,000	$90,000
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$92,000	$90,000

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

Sunwin Stevia International, Inc.

August 3, 2020	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

August 3, 2020	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Director	August 3, 2020
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (principal executive officer)	August 3, 2020
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	August 3, 2020
Fanjun Wu

/s/ Yuqiang Lai	Director	August 3, 2020
Yuqiang Lai

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 3
Consolidated Statements of Operations and Comprehensive Loss	F - 4
Consolidated Statement of Changes in Stockholders' Equity	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 7 to F - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sunwin Stevia International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. and Subsidiaries (the "Company") as of April 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
August 3, 2020

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	April 30	April 30
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,137,920	$294,199
Accounts receivable, net	2,713,567	2,985,166
Accounts receivable - related party	3,034,365	2,477,659
Inventories, net	12,874,497	11,991,956
Prepaid expenses and other current assets	693,552	1,676,347
Current assets held for sale	-	4,143,059

Total Current Assets	20,453,901	23,568,386

Property and equipment, net	8,901,548	8,993,397
Non-current assets held for sale	-	2,925,706

Total Assets	$29,355,449	$35,487,489

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,533,131	$7,680,049
Short-term loans	3,378,380	6,079,983
Due to related parties	5,072,451	6,408,521
Current liabilities held for sale	-	988,748

Total Current Liabilities	16,983,962	21,157,301

Long-term loans	-	9,845,706
Non-current liabilities held for sale	-	947,445

Total Liabilities	16,983,962	31,950,452

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of April 30, 2020 and 2019, respectively	199,633	199,633
Additional paid-in capital	47,732,350	37,681,279
Accumulated deficit	(40,118,394)	(38,735,711)
Accumulated other comprehensive income	4,557,898	4,391,836

Total Stockholders' Equity	12,371,487	3,537,037

Total Liabilities and Stockholders' Equity	$29,355,449	$35,487,489

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the Years Ended April 30,
	2020	2019
Revenues	$17,872,491	$16,428,581
Revenues - related parties	8,218,993	4,421,864
Total revenues	26,091,484	20,850,445

Cost of revenues	13,848,355	15,067,810
Cost of revenues - related parties	7,844,072	4,200,079
Total cost of revenues	21,692,427	19,267,889

Gross profit	4,399,057	1,582,556

Operating expenses:
Selling expenses	1,511,791	1,935,165
General and administrative expenses	1,445,652	2,637,185
Research and development expenses	1,884,718	981,962
Total operating expenses, net	4,842,161	5,554,312

Loss from operations	(443,104)	(3,971,756)

Other (expenses) income
Other income	24,315	111,574
Grant income	36,107	-
Interest income	726	284
Interest expense - related parties	(108,461)	(136,914)
Interest expense	(638,835)	(667,146)

Total other expense, net	(686,148)	(692,202)

Loss from continuing operations before income taxes	(1,129,252)	(4,663,958)

Net loss from continuing operations	$(1,129,252)	$(4,663,958)

Discontinued operations
Loss from discontinued operations, net of income tax	(20,016)	(244,402)
Gain from disposal of discontinued operations	61,050	-
Loss from sales of discontinued operations	(294,465)	-
Loss from discontinued operations, net of income tax	(253,431)	(244,402)

Net loss	$(1,382,683)	$(4,908,360)

Comprehensive loss:
Net loss	$(1,382,683)	$(4,908,360)
Foreign currency translation adjustment	166,062	(556,421)

Total comprehensive loss	$(1,216,621)	$(5,464,781)

Earnings per common share:
Continuing operations - basic and diluted	$(0.01)	$(0.02)
Discontinued operations - basic and diluted	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic	199,632,803	199,632,803
Weighted average common shares outstanding - diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2020 and 2019

	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, April 30, 2018	199,632,803	$199,633	$37,681,279	$(33,827,351)	$4,948,257	$9,001,818
Net loss for the period				(4,908,360)		(4,908,360)
Foreign currency translation adjustment					(556,421)	(556,421)

Balance, April 30, 2019	199,632,803	$199,633	$37,681,279	$(38,735,711)	$4,391,836	$3,537,037
Net loss for the period				(1,382,683)		(1,382,683)
Liability converted to additional paid-in capital			10,051,071			10,051,071
Foreign currency translation adjustment					166,062	166,062
Balance, April 30, 2020	199,632,803	$199,633	$47,732,350	$(40,118,394)	$4,557,898	$12,371,487

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,382,683)	$(4,908,360)
Loss from discontinued operations	(253,431)	(244,402)
Net loss from continuing operations	(1,129,252)	(4,663,958)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,218,587	1,093,832
Provision for obsolete inventories	113,155	999,548
Loss (gain) on disposition of property and equipment	19,842	(23,065)
Recovery of bad debt reserve	-	(329)
Stock issued for employees' compensation	-	715,553
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	245,898	(148,347)
Accounts receivable - related party	(672,440)	(51,581)
Inventories	(1,542,338)	(2,164,379)
Prepaid expenses and other current assets	807,924	(318,519)
Accounts payable and accrued expenses	2,735,478	(1,274,960)
Taxes payable	147,574	(53,087)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	1,944,428	(5,889,292)
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATION	214,123	444,606
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,158,551	(5,444,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of discontinued operations	1,143,380	-
Purchases of property and equipment	(1,774,962)	(2,360,145)
Proceed from disposal of equipment	5,059	3,260

NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(626,523)	(2,356,885)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATION	-	(72,700)
NET CASH USED IN INVESTING ACTIVITIES	(626,523)	(2,429,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	943,288	5,868,928
Repayment of short term loans	(514,521)	(429,795)
Advance from related parties	7,977,435	4,564,183
Repayment of related party advances	(9,043,962)	(984,472)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(637,760)	9,018,844
NET CASH USED IN FINANCING ACTIVITIES FROM DISCONTINUED OPERATION	-	(1,003,033)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(637,760)	8,015,811

EFFECT OF EXCHANGE RATE ON CASH	(50,548)	76,742
NET INCREASE IN CASH	843,721	218,282

Cash at the beginning of year	294,199	75,917
Cash at the end of period	1,137,920	294,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$197,889	$146,689

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$9,661	$263,041
Accrued interest enrolled into debt	$260,239	$1,347,067
Accrued interest payable to related party	$15,864	$15,900
Liability assumed in connected with discontinued operations	$3,558,770	$-
Liability converted to additional paid-in capital	$10,126,121	$-

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

For the fiscal years ended April 30, 2020 and 2019, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

-    Sunwin Stevia International;
-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), wholly owned by Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), 100% owned by Qufu Natural Green (On April 30, 2020, the Company increased the total amount of capital of Qufu Sheng through a series of debt transfer and conversion agreements with investors, ownership of Qufu Natural Green became 61%) (see Note 11);
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

Since fiscal 2018 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents. It can also be used in patients with insulin therapy to reduce insulin consumption. On July 10, 2019, the Company entered into the Metformin Production Line Operation Management Agreement with an unaffiliated individual to operate the Metformin production line (see Note 7).

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

NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2020. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2020, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren (see Note 11).

CASH AND CASH EQUIVALENTS

Cash includes cash on hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of April 30, 2020 and 2019, we had $1,054,090 and $205,693 cash held in PRC bank accounts, respectively.  PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $71,000), As a result, cash held in PRC financial institutions of $946,274 is not insured.. We have not experienced any losses in such accounts through April 30, 2020.

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

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of April 30, 2020 and 2019, the allowance for doubtful accounts was $74,665 and $78,159, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of April 30, 2020 and 2019, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. In the fiscal years ended April 30, 2020 and 2019, the Company wrote down inventories of $113,155 and $999,548, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our continuing operating and we recorded a loss of sale of disposed equipment. The Company recorded a loss on disposition of equipment of $19,842 and a gain of $23,065 on disposition of equipment for the fiscal years ended April 30, 2020 and 2019, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of April 30, 2020 and 2019 amounted to $266,708 and $125,854, respectively, consisted primarily of VAT taxes.

REVENUE RECOGNITION

Pursuant to the guidance of ASC 606, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In accordance with ASC 606, we recognize revenues from the sale of stevia and other productions upon shipment and transfer of title based on the trade terms. All product sales with customer specific acceptance provisions are recognized upon customer acceptance and the delivery of the products. We report revenues net of applicable sales taxes and related surcharges. The Company determines revenue recognition through the following steps:

•	Identify the contract with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to the performance obligations in the contract; and
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company is also a lessor, which is an entity that is lease underlying asset to the third party, The Company’s lease revenue is recognized under ASC Topic 842, Leases, (“ASC 842”), which was adopted on May 1, 2019. In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The Company’s lease has been accounted for as operating lease. Rental revenue is recognized on a straight-line basis over the terms of the lease of five years. Actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental revenue recognized for the period. The difference by which straight-line rental revenue exceeded rents billed in accordance with lease agreements is recorded as “accounts receivable”. The difference by which rents billed in accordance with lease agreements exceeded straight-line rental revenue is recorded as “advances from customer”. The Company does not offset lease income and lease expense.

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

We file federal and state income tax returns in the United States for our corporate operations pursuant to the U.S. Internal Revenue Code of 1986, as amended, and file separate foreign tax returns for our Chinese subsidiaries pursuant to China's Unified Corporate Income Tax Law.

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2020	2019
Numerator:
Net loss for basic and diluted attributable to common shareholders	$(1,382,683)	$(4,908,360)
Net loss from continuing operations	$(1,129,252)	$(4,663,958)
Net loss from discontinued operation	(253,431)	(244,402)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share:
Net loss from continuing operations - basic and diluted	$(0.01)	$(0.02)
Net loss from discontinued operations - basic and diluted	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.01)	(0.02)

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Section 830-20-35 and are included in determining net income or loss.

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company's operating subsidiaries is the Chinese Renminbi ("RMB").  In accordance with ASC 830-20-35, the consolidated financial statements were translated into United States dollars using balance sheet date rates of exchange for assets and liabilities, and average rates of exchange for the period for the statements of operations and cash flows. Equity accounts were stated at their historical rate. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive loss. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

As of April 30, 2020	RMB 7.05 to $1.00
As of April 30, 2019	RMB 6.73 to $1.00
Year ended April 30, 2020	RMB 7.00 to $1.00
Year ended April 30, 2019	RMB 6.75 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for fiscal years ended April 30, 2020 and 2019 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $1,884,718 and $981,962 for fiscal years ended April 30, 2020 and 2019, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $101,374 and $185,589 for the fiscal years ended April 30, 2020 and 2019, respectively.

ADVERTISING

Advertising is expensed as incurred and is included in selling expenses and totaled $298,280 and $491,951 for the fiscal years ended April 30, 2020 and 2019, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2020 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2020, the Company has incurred a net loss of approximately $1.4 million. The Company also has an accumulated deficit of $40.1 million and its cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company's ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 2 - DISCONTINUED OPERATIONS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,163,000) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $727,000) on July 30, 2019 and RMB3,000,000 (approximately $436,000) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's due to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,000), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019, and received the second installment of RMB3,000,000 on August 20, 2019. The Buyer settled all liabilities of Qufu Shengwang due to Natural Green by assuming the liabilities on behalf of Qufu Shengren in the amount of approximately RMB 26,000,000 (approximately $3,779,000) due to another third party.

Prior to July 30, 2019, Qufu Shangwang engaged in our Chinese medicine segment. In our Chinese medicine segment, we manufactured and sold traditional Chinese medicine formula extracts which are used in products made for use by both humans and animals. As a result of the sale of Qufu Shengwang, our Chinese medicine segment is treated as a discontinued operation.

  Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from the Chinese medicine segment for the years ended April 30, 2020 and 2019 have been classified as discontinued operations and included in the line caption of the loss from discontinued operations line in the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current assets held for sale, non-current assets held for sale, current liabilities held for sale and non-current liabilities held for sale in the Company's consolidated balance sheets as of April 30, 2020 and 2019.

The assets and liabilities classified as discontinued operations in the Company's consolidated financial statements as of April 30, 2020 and 2019 were set forth below.

	April 30, 2020	April 30, 2019
Assets:
Current assets:
Cash	$-	$426,766
Accounts receivable, net	-	322,902
Inventories, net	-	949,705
Due from related parties	-	2,308,159
Prepaid expenses and other	-	135,527
Total current assets	-	4,143,059
Property and equipment, net	-	985,630
Land use rights, net	-	1,795,362
Other long-term asset	-	144,714
Total assets	$-	$7,068,765
Liabilities:
Current liabilities:
Accounts payable	$-	$389,521
Accrued expenses and other liabilities	-	599,227
Total current liabilities	-	988,748
Long-term loans	-	947,445
Total liabilities *	$-	$1,936,193

*  Not including intercompany loan of Qufu Shengwang payable to Qufu Natural Green in the amount of RMB27,354,608 (approximately $3,976,000) which was not reflected on the consolidated financial statements as of April 30, 2019 due to consolidation.

The following table presented the results of discontinued operations in the fiscal years ended April 30, 2020 and 2019:

	Fiscal Years Ended April 30,
	2020	2019

Revenues	$733,441	$2,730,140
Cost of revenues	572,357	2,269,216
Loss before income taxes	(20,016)	(244,402)
Income tax expense	-	-

Loss from discontinued operations	(20,016)	(244,402)
Gain from disposal, net of taxes	61,050	-
Loss from sales of subsidiary	(294,465)	-
Total loss from discontinued operations	$(253,431)	$(244,402)

For the years ended April 30, 2020 and 2019, loss from discontinued operations amounted to $253,431 and $244,402. The Company realized a loss of $294,465 from the disposal of 100% of the equity of Qufu Shengwang, which was reflected as loss from sale of discontinued operations on the consolidated statement of operations and comprehensive loss for the year ended April 30, 2020.

NOTE 3 - INVENTORIES

As of April 30, 2020 and 2019, inventories consisted of the following:

	April 30, 2020	April 30, 2019

Raw materials	$4,676,361	$5,639,260
Work in process	3,235,156	3,426,545
Finished goods	4,962,980	2,926,151
	12,874,497	11,991,956
Less: reserve for obsolete inventory	-	-
	$12,874,497	$11,991,956

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of April 30, 2020 and 2019 totaled $693,552 and $1,676,347, respectively. As of April 30, 2020, prepaid expenses and other current assets includes $510,723 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $182,829 for business related employees' advances. As of April 30, 2019, prepaid expenses and other current assets includes $1,389,963 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $14,850 for security deposit and $271,534 for business related employees' advances.

NOTE 5 - PROPERTY AND EQUIPMENT

As of April 30, 2020 and 2019, property and equipment consisted of the following:

		April 30, 2020	April 30, 2019
Estimated Life
Office equipment	3-15 Years	$394,019	$77,738
Auto and trucks	2-10 Years	586,364	599,154
Manufacturing equipment	2-15 Years	6,559,726	5,353,752
Buildings	5-30 Years	9,248,227	8,082,483
Construction in process		7,834	2,001,045
		16,796,170	16,114,172
Less: accumulated depreciation		(7,894,622)	(7,120,775)
		$8,901,548	$8,993,397

For the fiscal years ended April 30, 2020 and 2019, depreciation expense totaled $1,218,587 and $1,093,832, of which $1,107,805 and $798,044 were included in cost of revenues, respectively, and remainder was included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category. For the fiscal years ended April 30, 2020 and 2019, the Company received the proceeds from disposal of equipment of $5,059 and $3,260, respectively, and the Company also recognized (loss) gain on disposition of property and equipment of $(19,842) and $23,065, respectively. For the fiscal year ended April 30, 2020, the Company changed the estimated economic lives for certain property and equipment to better reflect the estimated useful lives of those assets.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

For the fiscal years ended April 30, 2020 and 2019, we recorded revenue from related party of $8,218,993 and $4,421,864, respectively, related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. As of April 30, 2020 and 2019, related party accounts receivable totaled $3,034,365 and $2,477,659, respectively, were due from Qufu Shengwang Import and Export Corporation.

Due to (from) related parties

From time to time, we received advances from related parties for working capital purposes and repaid funds to related parties. During the fiscal years ended April 30, 2020 and 2019, we received advances from related parties for working capital that totaled $7,977,435 and $4,564,183 respectively, and we repaid to related parties a total of $9,043,962 and 984,472, respectively.

In the fiscal years ended April 30, 2020 and 2019, interest expense related to due to related parties amounted to $108,461 and $136,914, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of $742,512 (RMB5,000,000) and $1,188,019 (RMB8,000,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum. On December 12, 2019, we repaid $1,149,394 including the above advance of $1,145,180 (RMB8,000,000) and its accrued interest.

On September 23, 2018, the Company borrowed a one-year loan of $158,644 (RMB1,110,000) from Weidong Cai, a management member of Qufu Shengren, bearing an annual interest rate of 10%. On September 23, 2019, the parties extended the loan for another year, under the same terms and conditions, accrued interest were added to the original principal of this loan.

On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $3,981,915, $906,879, and $183,657, respectively. On April 30, 2019, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $5,669,776, $557,976, and $180,769, respectively.

For the fiscal years ended April 30, 2020 and 2019, due to (from) related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Mr. Weidong Chai	Total
Balance due to related parties, April 30, 2018	$2,658,069	$103,169	$175,781	$2,937,019
Working capital advances from related parties	4,041,634	507,293	15,256	4,564,183
Repayments	(843,678)	(140,795)		984,472
Effect of foreign currency exchange	(186,250)	88,309	(10,268)	(108,209)
Balance due to related parties, April 30, 2019	$5,669,776	$557,976	$180,769	$6,408,521
Working capital advances from related parties	4,115,965	3,821,836	39,634	7,977,435
Repayments	(5,564,169)	(3,451,208)	(28,585)	(9,043,962)
Effect of foreign currency exchange	(239,657)	(21,725)	(8,161)	(269,543)
Balance due (from) to related parties, April 30, 2020	$3,981,915	$906,879	$183,657	$5,072,451

NOTE 7 - OPERATING LEASE

On July 10, 2019, we entered into the Metformin Production Line Operation Management Agreement (the “Agreement”) with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line which was built by the Company. Under the terms of this agreement, Ru Yuan's (“lessee”) lease includes the fixed assets of Metformin production line including buildings, manufacturing equipment and construction in process. The lessee will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,000) in July every year. On August 1, 2019, the Company (“lessor”) signed an addendum for Agreement with lessee to clarify the term of lease for five years, with conditional renewal options and the Company has the right to monitor operating and provide maintenance service for the underlying assets of the Metformin production line. The Company also has the right to terminate the Agreement if lessee fails to make payment timely. Under our analysis with the new lease standard, this lease agreement is classified as a cancellable operating lease. The Company received a total amount of RMB2,500,000 in July 2019, including the lease deposit of RMB1,000,000 as guarantee and RMB1,500,000 of the semiannual lease payment for the first year. The Company received RMB1,500,000 for the remaining balance of the first year lease payment in August 2019. The Company recorded a revenue of $308,770 from this operating lease for the period from July 10, 2019 to April 30, 2020.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of April 30, 2020 and 2019:

Account	April 30, 2020	April 30, 2019

Accounts payable	$6,443,200	$5,298,580
Advanced from customers	172,512	26,921
Accrued salary payable	142,199	284,671
Tax payable	266,708	125,854
Deferred revenue	-	13,683
Other payable*	1,508,512	1,803,972
Total accounts payable and accrued expenses	$8,533,131	$7,680,049

* As of April 30, 2020, other payables consists of general liability, worker's compensation, and medical insurance payable of $409,811, consulting and service fee payable of $256,304, union and education fees payable of $125,800, interest payables for short-term loans of $129,976, safety production fund payable of $140,274, advances from the employees of $98,775, deposit for operating lease of $141,864 and other miscellaneous payables of $205,708. As of April 30, 2019, other payables consists of general liability, worker's compensation, and medical insurance payable of $448,528, consulting and service fee payable of $136,770, union and education fees payable of $131,688, interest payables for short-term loans of $765,061, advances from the employees of $221,081 and other miscellaneous payables of $100,844.

NOTE 9 - LOAN PAYABLE

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of April 30, 2020 and 2019, short-term loans totaled in the amounts of $3,378,380 and $6,079,983, respectively.

As of April 30, 2020 and 2019, short-term loans consisted of the following:

	April 30, 2020	April 30, 2019
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2020, with an annual interest rate of 10%, renewed at October 6, 2019.	$31,210	$32,671
Loans from Jianjun Yan, non-related individual, due on October 6, 2020, with an annual interest rate of 10% at October 7, 2017, renewed at on October 7, 2019.	1,256,562	1,189,207
Loan from Jianjun Yan, non-related individual, due on March 31, 2021, with annual interest rate of 4%, renewed at April 1, 2020.	1,202,965	1,210,829
Loan from Junzhen Zhang, non-related individual, due on October 5, 2020, with an annual interest rate of 10%, renewed at October 6, 2019.	22,698	23,760
Loan from Jian Chen, non-related individual, due on January 26, 2021 and April 10, 2021, bearing an annual interest rate of 10%, with the principal amount of RMB770,000 ($114,347) and RMB330,000 ($49,006) at January 27, 2019 and April 11, 2019, respectively, accrued interest added to the original principal, terms were not changed. Extended another one-year term at January 27, 2020 and April 11, 2020, respectively.	171,656	163,353
Loan from Qing Kong, non-related individual, due on March 6, 2021 and January 8, 2021, bearing an annual interest rate of 10%, with the principal amount of RMB532,400 ($79,063) and RMB220,000 ($32,671) at March 7, 2019 and January 8, 2019, respectively, accrued interest added to the original principal, terms were not changed. Extended another one-year term at March 7, 2020 and January 8, 2020, respectively.	116,612	111,734
Loan from Guihai Chen, non-related individual, due on March 9, 2021 and September 20, 2020, bearing an annual interest rate of 10%, with the principal amount of RMB132,000 ($19,602) and RMB200,000 ($29,700) at March 10, 2019 and September 20, 2018, accrued interest added to the original principal, terms were not changed. Extended another one-year term at March 10, 2020 and September 20, 2019, respectively.	51,780	49,302
Loan Weifeng Kong, non-related individual, due on November 28, 2020, with an annual interest rate of 10% at November 29, 2018, extended another one year on November 29, 2019.	28,373	29,700
Loan Shidong Wang, non-related individual, due on March 7, 2020, with an annual interest rate of 4% at March 8, 2019. *	-	1,606,200
Loan from Xuxu Gu, non-related individual, due on September 27, 2019, with an annual interest rate of 4% at September 28, 2017. *	-	1,588,976
Loan from Huagui Yong, non-related individual, due on April 8, 2021, with an annual interest rate of 6.3%, renewed on April 9, 2020.	70,932	74,251
Loan from Guohui Zhang, non-related individual, due on January 16, 2021, with an annual interest rate of 4% at January 17, 2020.	425,592	-
Total	$3,378,380	$6,079,983

Long-term loan payable

Long-term loans payable obtained from various individual lenders that are due more than one year for working capital purpose. These loans are unsecured and can be renewed with one month advance notice prior to maturity date. As of April 30, 2020 and 2019, long-term loans consisted of the following:

	April 30, 2020	April 30, 2019
Loan from Xuxu Gu, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017.	$-	$1,603,825
Loan Xuxu Gu, non-related individual, due on July 13, 2020, with an annual interest rate of 4% at July 14, 2018.	-	430,657
Loan Xuxu Gu, non-related individual, due on August 15, 2020, with an annual interest rate of 4% at August 16, 2018.	-	504,908
Loan from Dadong Mei, non-related individual, due on March 8, 2019, with an annual interest rate of 4% at March 9, 2017. Renewed on March 9, 2019, accrued interest added to the original principal, terms were not changed, with new due date on March 8, 2021. *	-	1,603,825
Loan Mingbang Ma, non-related individual, due on May 22, 2020, with an annual interest rate of 4% at May 23, 2018. *	-	297,005
Loan Weiwei Lian, non-related individual, due on May 29, 2020, with an annual interest rate of 4% at May 30, 2018. *	-	1,485,024
Loan Guanghua Xia, non-related individual, due on June 8, 2020, with an annual interest rate of 4% at June 9, 2018. *	-	1,336,521
Loan Guanghua Xia, non-related individual, due on December 31, 2020, with an annual interest rate of 4% at January 1, 2019. *	-	415,807
Loan Guanghua Xia, non-related individual, due on January 10, 2021, with an annual interest rate of 4% at January 11, 2019. *	-	831,613
Loan Yuehu Zhou, non-related individual, due on June 12, 2020, with an annual interest rate of 4% at June 13, 2018. *	-	1,336,521
Total:	$-	$9,845,706

*  On April 30, 2020, seven individual creditors, an individual investor and Qufu Shengren entered into a series of debt transfer and conversion agreements, the individual creditors agreed to transfer the full amount of their receivable, including principal and interest due from Qufu Shengren, at full value, to the investor. (see Note 11)

For the fiscal years ended April 30, 2020 and 2019, interest expense related to short-term loans and long-term loans amounted to $638,835 and $667,146, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (CARES Act or Act below). (References to the Code below are references to the Internal Revenue Code of 1986, as amended. Section references below are references to sections of the Act.), provisions relevant to the Company:

Section 2303. Modifications for net operating losses (NOL): Under Code Section 172(a) the amount of the NOL deduction is equal to the lesser of (a) the aggregate of the NOL carryovers to such year and NOL carrybacks to such year, or (b) 80% of taxable income computed without regard to the deduction allowable in this section. Thus, NOLs are currently subject to a taxable-income limitation and cannot fully offset income. The Act temporarily removes the taxable income limitation to allow an NOL to fully offset income.

Code Section 172(b)(1) provides that, except for farming losses and losses of property and casualty insurance companies, an NOL for any tax year is carried forward to each tax year following the tax year of the loss but isn’t carried back to any tax year preceding the tax year of the loss. The Act provides that NOLs arising in a tax year beginning after Dec. 31, 2018, and before Jan. 1, 2021 can be carried back to each of the five tax years preceding the tax year of such loss.

Section 2306. Modifications of limitation on business interest: The 2017 Tax Cuts and Jobs Act of 2017 (TCJA) generally limited the amount of business interest allowed as a deduction to 30% of adjusted taxable income. The Act temporarily and retroactively increases the limitation on the deductibility of interest expense under Code Section 163(j)(1) from 30% to 50% for tax years beginning in 2019 and 2020. (Code Section 163(j)(10)(A)(i) as amended by Act Section 2306(a)).

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the CARES Act and guidance currently available as of this filing. But is reviewing the CARES Act potential ramifications.

Our subsidiaries in the PRC are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, our PRC subsidiaries are subject to tax at a maximum statutory rate of 25% (inclusive of state and local income taxes).

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2020	2019
U.S. Operations	$(346,336)	$(820,123)
Chinese Operations	(1,036,348)	(4,088,237)
Total	$(1,382,684)	$(4,908,360)

The Effective Tax Rate reconciliation is a follows:

	April 30, 2020	April 30, 2019
U.S. Federal and state tax rate	21.0%	38.0%
Stock- based compensation	-	(4.8)%
Difference in US / China statutory rate	(9.7)%	(9.5)%
Valuation allowance	(11.3)%	(23.7)%
Total provision for income taxes	0.0%	0.0%

    The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2020	2019
Income tax benefit at federal statutory rate	$(197,092)	$(1,333,706)
State income taxes, net of federal benefit	(134,725)	(531,471)
Valuation allowances	331,818	1,865,177
Tax provision	$-	$-

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $9,595,069 as of April 30, 2020 expiring through the tax year 2038, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a PRC NOL for our Chinese operations as of April 30, 2020 of approximately $30,205,687 that expires in 2025.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2020 and 2019 are as follows:

	Fiscal Years Ended April 30,
	2020	2019
Deferred tax assets from NOL carry forwards	$9,566,386	$10,229,723
Total deferred tax asset	9,566,386	10,229,723
Valuation allowance	(9,566,386)	(10,229,723)
Deferred tax asset, net of allowance	$-	$-

    The decrease in total deferred tax asset is attributable to the U.S. TCJA Federal tax rate reduction from 35% to a flat rate of 21% in year end 4/30/2019.
 NOTE 11 - STOCKHOLDERS' EQUITY

As of April 30, 20 and 2019, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 shares issued and outstanding as of April 30, 2020 and 2019.

In April 2020, management made the decision to increase the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB 183,000,000 (approximately $26,000,000), this will allow for the Company to better focus on our Stevia operation and increase investment to our research and production. The increase of capital will come from additional funding of RMB 92,470,000 (approximately $13,100,000) from Qufu Natural Green, and RMB 70,850,000 (approximately $10,000,000) debt to equity conversion of multiple creditors. On April 30, 2020, seven individual creditors and three suppliers, an individual investor and Qufu Shengren entered into a series of debt transfer and conversion agreements, the individual creditors and suppliers agreed to transfer the full amount of their receivable, including principal and interest due from Qufu Shengren, at full value, to the individual investor. The individual investor then converted the full amount of the debts into equity and transferred a part of that equity to Shangdong Yulong Mining Group Co., Ltd. ("Yulong"). The individual investor and Yulong became minority shareholder of Qufu Shengren as of April 30, 2020 accounting for 38.4% and 0.3%, respectively.
NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for fiscal years ended April 30, 2020 and 2019; we operated in two reportable business segments - (1) natural sweetener (stevioside), (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Financial information with respect to these reportable business segments for the fiscal years ended April 30, 2020 and 2019 is as follows:

	Fiscal Years Ended April 30,
	2020	2019
Revenues:
Stevioside - third party	$17,019,948	$13,740,838
Stevioside - related party	8,218,993	4,421,864
Total Stevioside	25,238,941	18,162,702
Corporate and other – third party	852,543	2,687,743
Corporate and other – related party	-	-
Total Corporate and other	852,543	2,687,743
Total segment and consolidated revenues	$26,091,484	$20,850,445

Interest expense:
Stevioside	$(747,296)	$(804,060)
Corporate and other	-	-
Total segment and consolidated interest expense	$(747,296)	$(804,060)

Depreciation:
Stevioside	$1,026,820	$937,163
Corporate and other	191,767	156,669
Total segment and consolidated depreciation	$1,218,587	$1,093,832

Gain (loss) from continuing operations before income taxes:
Stevioside	$(1,398,749)	$(3,865,876)
Corporate and other	269,497	(798,082)
Total gain (loss) from continuing operations before income taxes	$(1,129,252)	$(4,663,958)

	April 30, 2020	April 30, 2019
Segment property and equipment:
Stevioside	$6,976,153	$7,796,314
Corporate and other	1,925,395	1,197,083
Total property and equipment	$8,901,548	$8,993,397

NOTE 13 – LEGAL CONTINGENCIES

On February 20, 2020, the Company filed a lawsuit in local district court against a former customer for nonpayment of past due receivable. The Company seeks collection of a past due balance of RMB 2,645,000 (approximately $378,000) related to the customer’s procurement of stevioside products from the Company during the period from July 24, 2018 to May 31, 2019. On June 10, 2020, the local district court ordered the customer to make full payment of RMB 2,645,000 to the Company within six months. The customer has since filed a counter-claim against the Company to seek compensation of RMB 20,000 ($2,858) for travel expenses incurred related to the court hearings. The Company believes there is no basis to the customer's claim and that the court will rule in the Company’s favor.

NOTE 14 – CONCENTRATIONS AND CREDIT RISK

(i)   Customer Concentrations

For fiscal years ended April 30, 2020 and 2019, customers accounting for 10% or more of the Company's revenues were as follows:

	Years Ended April 30,
Customer	2020	2019
A (1)	31.5%	21.2%

(1) Qufu Shengwang Import and Export Co., Ltd is a related party.

 (ii)    Vendor Concentrations

For fiscal years ended April 30, 2020 and 2019, suppliers accounting for 10% or more of the Company's purchases were as follows:

	Years Ended April 30,
Supplier	2020	2019
A	20.6%	*
B	10.6%	29.2%
C	20.5%	11.7%
*Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in the United States and the PRC. As of April 30, 2020 and 2019, we had $1,054,090 and $205,693 of cash held in PRC banks. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $71,000), As a result, cash held in PRC financial institutions of $946,274 is not insured. We have not experienced any losses in such accounts through April 30, 2020. Our cash position by geographic area was as follows:

Country:	April 30, 2020		April 30, 2019
United States	$83,830	7.4%	$88,506	30.1%
China	1,054,090	92.6%	205,693	69.9%
Total cash and cash equivalents	$1,137,920	100.00%	$294,199	100.00%

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

NOTE 15 - SUBSEQUENT EVENTS

Effective July 6, 2020, Mr. Chengxiang Yan resigned from his position as Director of Sunwin Stevia International, Inc. due to personal reasons. Mr. Yan's resignation is not due to any disagreement with the Company on any matter related to operations, policies, or practices.

On July 6, 2020, the Company appointed Mr. Yuqiang Lai as a Director. Mr. Lai is the General Manager of Qufu Shengren since March, 2015; previously Mr. Lai served as the Assistant General Branch Manager of Qufu Shengren. From 1993 to 2009, Mr. Lai held various positions with Shandong Shengwang Pharmaceutical Co., Ltd., a related party company, including Technical Specialist, Production and Equipment Manager, and Head of Technology Department and GMP Department. Mr. Lai is not a party to any related party transactions with the Company.