Form 10-Q
period 2020-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2020-09-11
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 14, 2020, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JULY 31, 2020

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2021 is referred to as "fiscal 2021" and the year ended April 30, 2020 is referred to as "fiscal 2020".  Also, the three month period ended July 31, 2020 is our first quarter and is referred to as the "first quarter of fiscal 2021". Likewise, the three month period ended July 31, 2019 is referred to as the "first quarter of fiscal 2020".

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

-
"Qufu Shengren" refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a 100% owned subsidiary of Qufu Natural Green. On April 30, 2020, the Company increased the total amount of capital of Qufu Sheng through a series of debt transfer and conversion agreements with investors, ownership of Qufu Natural Green became 61%; and

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
iii

ITEM I - FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$875,632	$1,137,920
Accounts receivable, net	2,109,377	2,713,567
Accounts receivable - related party	1,833,476	3,034,365
Inventories, net	13,203,055	12,874,497
Prepaid expenses and other current assets	1,024,203	693,552
Total Current Assets	19,045,743	20,453,901
Property and equipment, net	8,834,544	8,901,548
Total Assets	$27,880,287	$29,355,449

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,816,147	$8,533,131
Short-term loans	2,739,032	3,378,380
Due to related parties	2,878,273	5,072,451
Total Current Liabilities	16,433,451	16,983,962
Total Liabilities	16,433,451	16,983,962

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(40,780,993)	(40,118,394)
Accumulated other comprehensive income	4,640,545	4,557,898
Total Sunwin Stevia International, Inc. Stockholders' Equity	11,791,535	12,371,487
Noncontrolling interest	(344,699)	-
Total Stockholders' Equity	11,446,836	12,371,487

Total Liabilities and Stockholders' Equity	$27,880,287	$29,355,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended July 31,
	2020	2019
Revenues	$5,287,855	$5,106,182
Revenues - related parties	1,751,823	1,783,893
Total revenues	7,039,678	6,890,075
Cost of revenues	5,262,992	4,120,629
Cost of revenues - related parties	1,609,508	1,648,239
Total cost of revenues	6,872,500	5,768,868
Gross profit	167,178	1,121,207

Operating expenses:
Selling expenses	310,915	374,432
General and administrative expenses	473,176	402,362
Research and development expenses	361,438	306,551
Total operating expenses, net	1,145,529	1,083,345
Income (loss) from operations	(978,351)	37,862

Other (expenses) income:
Other (expenses) expenses	1,065	(1,759)
Grant income	566	14,537
Interest income	231	84
Interest expense - related party	(16,807)	(35,741)
Interest expense	(62,531)	(144,787)
Total other expense	(77,476)	(167,666)
Loss from continuing operations before income taxes	(1,055,827)	(129,804)
Provision for income taxes	-	-
Net loss from continuing operations	$(1,055,827)	$(129,804)

Discontinued operations:
Loss from discontinued operations, net of income tax	-	(20,016)
Loss from disposal of discontinued operations	-	(233,415)
Loss from discontinued operations, net of income tax	-	(253,431)
Net loss	(1,055,827)	(383,235)
Less: net loss attributable to noncontrolling interest	(393,228)	-
Net loss attributable to Sunwin Stevia International, Inc.	$(662,599)	$(383,235)

Comprehensive loss:
Net loss	$(662,599)	$(383,235)
Foreign currency translation adjustment	131,176	268,559
Total comprehensive loss	(531,423)	$(114,676)
Less: comprehensive loss attributable to noncontrolling interest	48,529	-
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(579,952)	(114,676)
Earnings per common share attributable to Sunwin Stevia International, Inc.:
Continuing operations - basic and diluted	$(0.00)	$(0.00)
Discontinued operations - basic and diluted	-	(0.00)
Net loss per common share attributable to Sunwin Stevia International, Inc. - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,055,827)	$(383,235)
Loss from discontinued operations	-	(253,431)
Net loss from continuing operations	(1,055,827)	(129,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	304,440	270,988
Loss on disposition of property and equipment	-	20,076
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	595,967	(233,798
Accounts receivable - related party	1,217,425	(89,839)
Inventories	(189,149)	(935,078)
Prepaid expenses and other current assets	(290,138)	(820,060)
Accounts payable and accrued expenses	2,229,074	2,651,845
Taxes payable	(64,602)	(23,053)
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	2,747,190	711,277
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	1,453
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,747,190	712,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of discontinued operations		726,839
Purchases of property and equipment	(137,776)	(665,210)
Proceed from disposal of equipment	-	5,815
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(137,776)	67,444
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(137,776)	67,444

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short term loans	(666,667)	-
Advance from related parties	3,055,118	663,686
Repayment of related party advances	(5,268,237)	(947,046)
NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(2,879,786)	(283,360)
NET CASH USED IN FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	(1,453)
NET CASH USED IN FINANCING ACTIVITIES	(2,879,786)	(284,813)

EFFECT OF EXCHANGE RATE ON CASH	8,084	(4,177)
NET (DECREASE) INCREASE IN CASH	(262,288)	491,184

Cash at the beginning of period	1,137,920	294,199
Cash at the end of period	875,632	785,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,782	$31,329

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipments acquired on credit as payable	$1,362	$74,989
Accrued interest payable to related party	$4,356	$27,978
Liability assumed in connection with discontinued operations	$-	$3,619,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

For the Three Months Ended July 31, 2020 and 2019
	Number of Shares	Amount of Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity

Balance, April 30, 2020	199,632,803	$199,633	$47,732,350	$(40,118,394)	$4,557,898	$-	$12,371,487
Net loss for the three months ended July 31, 2020	-	-	-	(662,599)	-	(393,228)	(1,055,827)
Foreign currency translation adjustment	-	-	-	-	82,647	48,529	131,176

Balance, July 31, 2020	199,632,803	$199,633	$47,732,350	$(40,780,993)	$4,640,545	$(344,699)	$11,446,836

	Number of Shares	Amount of Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity

Balance, April 30, 2019	199,632,803	$199,633	$37,681,279	$(38,735,711)	$4,391,836	$-	$3,537,037
Net loss for the three months ended July 31, 2019	-	-	-	(383,235)	-	-	(383,235)
Foreign currency translation adjustment	-	-	-	-	268,559	-	268,559

Balance, July 31, 2019	199,632,803	$199,633	$37,681,279	$(39,118,946)	$4,660,395	$-	$3,422,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

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

For the three months ended July 31, 2020 and fiscal year 2020, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

-   Sunwin Stevia International;
-   Sunwin USA, LLC ("Sunwin USA"), wholly owned by Sunwin Stevia International;
-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), wholly owned by Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), 100% owned by Qufu Natural Green. On April 30, 2020, the Company increased the total amount of capital of Qufu Shengren through a series of debt transfer and conversion agreements with investors, ownership of Qufu Natural Green became 61%; (see Note 12)
-   Qufu Shengwang Stevia Biology and Science Co., Ltd. ("Qufu Shengwang"), 100% owned by Qufu Natural Green. On July 30, 2019, Qufu Natural Green sold its 100% interest of Qufu Shengwang to a third party; and
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

In April 2020, management made the decision to increase the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB 183,000,000 (approximately $26,000,000); this will allow the Company to better focus on our Stevia operation and increase investment in our research and production.

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

Sunwin USA

In fiscal year 2009, we entered into a distribution agreement with WILD Flavors to assist our 55% owned subsidiary, Sunwin USA, in the marketing and worldwide distribution of our stevioside-based sweetener products and issued WILD Flavors a 45% interest in Sunwin USA.  In August 2012, the Company entered into an Exchange Agreement with WILD Flavors pursuant to which it purchased its 45% membership interest in Sunwin USA for an aggregate consideration of $1,625,874, which includes the issuance of 7,666,666 shares of our common stock valued at $1,533,333 and a cash payment of $92,541. The purchase included the product development and supply chain for OnlySweet.

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

On July 1, 2012, Qufu Shengwang entered into a Cooperation Agreement with Hegeng (Beijing) Organic Farm Technology Co, Ltd. ("Hegeng"), a Chinese manufacturer and distributor of bio-fertilizers and pesticides, to jointly develop bio-bacterial fertilizers based on the residues from our stevia extraction. Under the Cooperation Agreement, Hegeng provides a strain and formula that we apply to the stevia residues to produce bio-bacterial fertilizers in the current facility of Qufu Shengwang. The bio-bacterial fertilizers will be distributed under Qufu Shengwang's name. No additional investment in the facility would be required. During the third quarter of fiscal year 2014, we decided to suspend the agreement with Hegeng due to a lack of sales since the reaction to the products was lower than anticipated in the fertilizer market.

On July 30, 2019, Qufu Shengwang was sold to an unaffiliated individual (see Note 4).

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2020 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2020 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2020 contained herein has been derived from the audited consolidated financial statements as of April 30, 2020, but do not include all disclosures required by the U.S. GAAP.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries included in continuing operations and discontinued operations. All intercompany accounts and transactions have been eliminated in consolidation. Qufu Shengwang is the subsidiary with discontinued operations and our subsidiaries for continuing operations include the following:

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2020, we held $820,149 of our cash and cash equivalents with commercial banking institutions in the PRC, and $55,483 with banks in the United States. As of April 30, 2020, we held $1,054,090 of our cash and cash equivalents with commercial banking institution in PRC, and $83,830 in the United States. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $71,000), As a result, cash held in PRC financial institutions of $721,996 and $946,274 is not insured as of July 31, 2020 and April 30, 2020, respectively. We have not experienced any losses in such bank accounts through July 31, 2020.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of July 31, 2020 and April 30, 2020, the allowance for doubtful accounts was $75,460 and $74,665, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of July 31, 2020, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of July 31, 2020 and April 30, 2020, the Company wrote down inventories of $202,903 and $113,155, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which range from two to thirty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with paragraph 360-10-35-17 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC"), we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $0  and $19,842 at July 31, 2020 and April 30, 2020, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of July 31, 2020 and April 30, 2020 amounted to $204,109 and $266,708, respectively, consisted primarily of VAT taxes.

REVENUE RECOGNITION

Pursuant to the guidance of ASC 606, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

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

GRANT INCOME

Grants received from PRC government agencies are recognized as deferred grant income and recognized in the unaudited condensed consolidated statements of operations and comprehensive loss as and when they are earned for the specific research and development projects for which these grants are designated for.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Three Months Ended July 31,
	2020	2019
Numerator:
Net Loss attributable to Sunwin Stevia International, Inc.	$(662,599)	$(383,235)
Net loss from continuing operations	$(662,599)	$(129,804)
Net loss from discontinued operation	-	(253,431)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share attributable to Sunwin Stevia International, Inc.:
Net loss from continuing operations - basic and diluted	$(0.00)	$(0.00)
Net loss from discontinued operations - basic and diluted	-	(0.00)
Net loss per common share - basic and diluted	$(0.00)	(0.00)

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

As of July 31, 2020	RMB 6.97 to $1.00
As of April 30, 2020	RMB 7.05 to $1.00

Three months ended July 31, 2020	RMB 7.07 to $1.00
Three months ended July 31, 2019	RMB 6.88 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2020 and 2019 included net loss and unrealized gains  from foreign currency translation adjustments.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $361,438 and $306,551 for the three months ended July 31, 2020 and 2019, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $16,516 and $22,895 for the three months ended July 31, 2020 and 2019, respectively.

ADVERTISING

              Advertising is expensed as incurred and is included in selling expenses and totaled $14,433 and $39,354 for the three months ended July 31, 2020 and 2019, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation for amounts related to the discontinue operations (see Note 4). These reclassifications had no impact on net earnings and financial position.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $1,056,000 for the three months ended July 31, 2020 and has a significant accumulated deficit of $40.8 million as of July 31, 2020. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 3 - NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2020. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2020, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $344,699 as of July 31, 2020.

NOTE 4 - DISCONTINUED OPERATIONS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,163,000) based on the estimated net book value as of July 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang owes to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,000), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019, and received the second installment of RMB3,000,000 on August 20, 2019. The Buyer settled all liabilities of Qufu Shengwang due to Natural Green by assuming the liabilities on behalf of Qufu Shengren in the amount of approximately RMB 26,000,000 (approximately $3,779,000) due to another third party.

The Company did not have assets and liabilities on discontinued operations in the Company's condensed consolidated financial statements as of July 31, 2020 and April 30, 2020. The following table presents the results of discontinued operations in the three months ended July 31, 2020 and 2019:

	For the Three Months Ended July 31,
	2020	2019

Revenues	$-	$733,441
Cost of revenues	-	572,357
Gross profit	-	161,084
Operating expenses	-	172,142
Other income, net	-	8,958
Loss before income taxes	-	20,016
Income tax expense		-

Loss from discontinued operations	-	20,016
Loss from disposal, net of taxes	-	233,415
Total loss from discontinued operations	$-	$253,431

For the three months ended July 31, 2020 and 2019, loss from discontinued operations amounted to $0 and $20,016. The Company realized a loss of $233,415 from the disposal of 100% equity of Qufu Shengwang, which was reflected as loss from sale of discontinued operations on the condensed consolidated statement of operations for the three months ended July 31, 2019.

NOTE 5 - INVENTORIES

As of July 31, 2020 and April 30, 2020, inventories consisted of the following:

	July 31, 2020	April 30, 2020
	(unaudited)
Raw materials	$3,541,783	$4,676,361
Work in process	4,358,351	3,235,156
Finished goods	5,302,921	4,962,980
	13,203,055	12,874,497
Less: reserve for obsolete inventory	-	-
	$13,203,055	$12,874,497

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of July 31, 2020 and April 30, 2020 totaled $1,024,203 and $693,552, respectively. As of July 31, 2020, prepaid expenses and other current assets includes $841,201 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $183,002 for business related employees' advances. As of April 30, 2020, prepaid expenses and other current assets includes $510,723 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $182,829 for business related employees' advances.

NOTE 7 - PROPERTY AND EQUIPMENT

As of July 31, 2020 and April 30, 2020, property and equipment consisted of the following:

		July 31, 2020	April 30, 2020
Estimated Life		(unaudited)
Office equipment	3-15 Years	$398,210	$394,019
Auto and trucks	2-10 Years	592,602	586,364
Manufacturing equipment	2-15 Years	6,772,918	6,559,726
Buildings	5-30 Years	9,349,881	9,248,227
Construction in process		7,917	7,834
		17,121,528	16,796,170
Less: accumulated depreciation		(8,286,984)	(7,894,622)
		$8,834,544	$8,901,548

For the three months ended July 31, 2020 and 2019, depreciation expense totaled $304,440 and $270,988, of which $282,725 and $232,587 were included in cost of revenues, respectively, and of which $21,716 and $38,401 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

As of July 31, 2020 and April 30, 2020, $1,833,476 and $3,034,365 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended July 31, 2020 and 2019, we recorded revenue - related party and cost of revenue – related party of $1,751,823 and $1,783,893, and $1,609,508 and $1,648,239, respectively, from Qufu Shengwang Import and Export.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the three months ended July 31, 2020 and 2019, we received advances from related parties for working capital that totaled $3,055,118 and $663,686, respectively, and we repaid to related parties a total of $5,268,237 and $947,046, respectively.

In the three months ended July 31, 2020 and 2019, interest expense related to due to related parties amounted to $16,807 and $35,741, respectively, which were included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss, and in connection with the advances of RMB5,000,000 (approximately $717,000) and RMB8,000,000 (approximately $1,147,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. On December 12, 2019 and August 9, 2020, we repaid in full amount of the above advance of RMB8,000,000 and RMB5,000,000 with accrued interests, respectively.

On September 23, 2018, the Company borrowed a one-year loan of RMB1,110,000 (approximately $159,000) from Weidong Cai, a management member of Qufu Shengren, bearing an annual interest rate of 10%. On September 23, 2019, the parties extended the loan for another year, under the same terms and conditions, reclassified unpaid interest payable to the principal of this loan, resulting in an increase of principal from RMB1,110,000 (approximately $159,000)  to RMB1,221,000 (approximately $175,000).

As of July 31, 2020, the balance we owed Pharmaceutical Corporation, and Mr. Weidong Chai amounted to $3,275,854, and $190,023, respectively. Qufu Shengwang Import and Export owed the Company $587,604 as of July 31, 2020. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $3,981,915, $906,879, and $183,657, respectively.

As of July 31, 2020 and April 30, 2020, balance due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2020	$3,981,915	$906,879	$183,657	$5,072,451
Working capital advances from related parties	-	3,050,762	4,355	3,055,117
Repayments	(738,867)	(4,529,370)	-	(5,268,237)
Effect of foreign currency exchange	32,806	(15,875)	2,011	18,942
Balance due to related parties, July 31, 2020	$3,275,854	$(587,604)	$190,023	$2,878,273

NOTE 9 - OPERATING LEASE

On July 10, 2019, we entered into the Metformin Production Line Operation Management Agreement (the “Agreement”) with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line which was built by the Company. Under the terms of this agreement, Ru Yuan's (“lessee”) lease includes the fixed assets of Metformin production line including buildings, manufacturing equipment and construction in process. The lessee will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,000) in July every year. On August 1, 2019, the Company (“lessor”) signed an addendum for Agreement with lessee to clarify the term of lease for five years, with conditional renewal options and the Company has the right to monitor operating and provide maintenance service for the underlying assets of the Metformin production line. The Company also has the right to terminate the Agreement if lessee fails to make payment timely. Under our analysis with the new lease standard, this lease agreement is classified as a cancellable operating lease. The Company received a total amount of RMB3,000,000 lease payment and the lease deposit of RMB1,000,000 as guarantee in 2019. The Company recorded a revenue of $308,770 from this operating lease in fiscal 2020, and the Company recorded a revenue of $97,392 from this operating lease for the first quarter of fiscal 2021. The Company received the second year's lease payment in August 2020.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of July 31, 2020 and April 30, 2020:

Account	July 31, 2020	April 30, 2020
	(unaudited)
Accounts payable	$8,064,960	$6,443,200
Advanced from customers	67,268	172,512
Accrued salary payable	256,991	142,199
Tax payable	204,109	266,708
Other payable*	2,222,819	1,508,512
Total accounts payable and accrued expenses	$10,816,147	$8,533,131

* As of on July 31, 2020, other payables consists of general liability, worker's compensation, and medical insurance payable of $404,780, consulting fee payable of $212,238, union and education fees payable of $127,139, interest payables for short-term loans of $325,831, safety production fund payable of $171,083, advances from the employees of $284,453, security deposit for sub-contractor of $143,373 and other miscellaneous payables of $553,922. As of April 30, 2020, other payables consists of general liability, worker's compensation, and medical insurance payable of $409,811, consulting and service fee payable of $256,304, union and education fees payable of $125,800, interest payables for short-term loans of $129,976, safety production fund payable of $140,274, advances from the employees of $98,775, deposit for operating lease of $141,864 and other miscellaneous payables of $205,708.

NOTE 11 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of July 31, 2020 and April 30, 2020, short-term loans consisted of the following:

	July 31, 2020	April 30, 2020
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2020, with an annual interest rate of 10%, renewed at October 6, 2019.	$31,542	$31,210
Loans from Jianjun Yan, non-related individual, due on October 6, 2020, with an annual interest rate of 10% at October 7, 2017, renewed at on October 7, 2019.	1,269,928	1,256,562
Loan from Jianjun Yan, non-related individual, due on March 31, 2021, with annual interest rate of 4%, renewed at April 1, 2020.	713,956	1,202,965
Loan from Junzhen Zhang, non-related individual, due on October 5, 2020, with an annual interest rate of 10%, renewed at October 6, 2019.	22,940	22,698
Loan from Jian Chen, non-related individual, due on January 27, 2021 and April 11, 2021, bearing an annual interest rate of 10%, with the principal amount of RMB770,000 ($109,236) and RMB440,000 ($62,420), renewed on January 27, 2020 and April 11, 2020, respectively. The Company repaid off these loans and accrued interest to him as of July 31, 2020.	-	171,656
Loan from Qing Kong, non-related individual, due on March 6, 2021, with an annual interest rate of 10%, renewed on March 7, 2020.	83,157	82,281
Loan from Qing Kong, non-related individual, due on January 8, 2021, with an annual interest rate of 10%, renewed on January 9, 2020.	34,696	34,331
Loan from Guihai Chen, non-related individual, due on March 9, 2021, with an annual interest rate of 10%, renewed on March 10, 2020.	20,789	20,570
Loan from Guihai Chen, non-related individual, due on September 20, 2020, with an annual interest rate of 10%, renewed at September 21, 2019.	31,542	31,210
Loan Weifeng Kong, non-related individual, due on November 28, 2020, with an annual interest rate of 10%, renewed on November 29, 2019.	28,675	28,373
Loan from Huagui Yong, non-related individual, due on April 8, 2021, with an annual interest rate of 6.3% at April 9, 2020.	71,687	70,932
Loan from Guohui Zhang, non-related individual, due on January 16, 2021, with an annual interest rate of 4% at January 17, 2020.	430,120	425,592
Total	$2,739,032	$3,378,380

For the three months ended July 31, 2020 and 2019, interest expense related to short-term loans amounted to $62,531 and $144,787, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - STOCKHOLDERS' EQUITY

As of July 31, 2020, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 shares issued and outstanding as of July 31, 2020 and April 30, 2020.

In April 2020, management made the decision to increase the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB 183,000,000 (approximately $26,000,000), this will allow the Company to better focus on our Stevia operation and increase investment in our research and production. The increase of capital will come from additional funding of RMB 92,470,000 (approximately $13,100,000) from Qufu Natural Green, and RMB 70,850,000 (approximately $10,000,000) debt to equity conversion of multiple creditors. On April 30, 2020, seven individual creditors and three suppliers, an individual investor and Qufu Shengren entered into a series of debt transfer and conversion agreements, the individual creditors and suppliers agreed to transfer the full amount of their receivable, including principal and interest due from Qufu Shengren, at full value, to the individual investor. The individual investor then converted the full amount of the debts into equity and transferred a part of that equity to Shangdong Yulong Mining Group Co., Ltd. ("Yulong"). The individual investor and Yulong became minority shareholders of Qufu Shengren as of April 30, 2020, accounting for 38.4% and 0.3%, respectively.

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended July 31, 2020 and 2019; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2020 and 2019 is as follows:

	Three Months Ended July 31,
	2020	2019
Revenues:
Stevioside - third party	$5,190,463	$4,527,666
Stevioside - related party	1,751,823	1,783,893
Total Stevioside	6,942,286	6,311,559
Corporate and other – third party	97,392	578,516
Corporate and other – related party	-	-
Total Corporate and other	97,392	578,516
Total segment and consolidated revenues	$7,039,678	$6,890,075

Interest expense:
Stevioside	$79,107	$180,444
Corporate and other	-	-
Total segment and consolidated interest expense	$79,107	$180,444

Depreciation and amortization:
Stevioside	$253,776	$199,222
Corporate and other	50,664	71,766
Total segment and consolidated depreciation and amortization	$304,440	$270,988

Income (loss) from continuing operations before income taxes:
Stevioside	$(1,064,253)	$(165,071)
Corporate and other	8,426	35,267
Total loss from continuing operations before income taxes	$(1,055,827)	$(129,804)

	July 31, 2020	April 30, 2020
Segment property and equipment:
Stevioside	$6,994,948	$6,976,153
Corporate and other	1,839,596	1,925,395
Total property and equipment	$8,834,544	$8,901,548

NOTE 14 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended July 31, 2020 and 2019, customers accounting for 10% or more of the Company's revenue were as follows:

	Three Months Ended July 31,
Customer	2020	2019
A (1)	24.9%	25.9%
B	-	21.6%
C	37.1%	*

(1)	Qufu Shengwang Import and Export Co., Ltd is a related party.
* Less than 10%.

(ii)    Vendor Concentrations

For the three months ended July 31, 2020 and 2019, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Three Months Ended July 31,
Supplier	2020	2019
A	27.2%	*
B	18.0%	10.8%
C	10.1%	18.6%
D	*	18.0%
E	10.8%	*
*Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of July 31, 2020 and April 30, 2020, we had $820,149 and $1,054,090 of cash balance held in PRC banks, respectively. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $71,000). As a result, cash held in PRC financial institutions of $721,996 and $946,274 are not insured as of July 31, 2020 and April 30, 2020. We have not experienced any losses in such accounts through July 31, 2020. Our cash position by geographic area was as follows:

Country:	July 31, 2020		April 30, 2020
United States	$55,483	6.3%	$83,830	7.4%
China	820,149	93.7%	1,054,090	92.6%
Total cash and cash equivalents	$875,632	100.00%	$1,137,920	100.00%

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2020 Annual Report on Form 10-K for fiscal year ended April 30, 2020.

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

Recent Developments

Sunwin Stevia has approximately 1,300 metric tons of manufacturing capacity per year to produce various specification of stevia extracts. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet; as well as Rebaudioside B, Rebaudioside D, Rebaudioside M and enzyme treated stevia products. In 2020, we have made technical upgrades on our enzyme treated stevia production line, improving the production process of our enzyme treated stevia products.

In April 2020, management made the decision to increase the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB 183,000,000 (approximately $26,000,000), this will allow for the Company to better focus on our Stevia operation and increase investment to our research and production. The increase of capital will come from additional funding of RMB 92,470,000 (approximately $13,100,000) from Qufu Natural Green, and RMB 70,850,000 (approximately $10,000,000) debt to equity conversion of multiple creditors. On April 30, 2020, seven individual creditors and three suppliers, an individual investor and Qufu Shengren entered into a series of debt transfer and conversion agreements, the individual creditors and suppliers agreed to transfer the full amount of their receivable, including principal and interest due from Qufu Shengren, at full value, to the individual investor. The individual investor then converted the full amount of the debts into equity and transferred a part of that equity to Shangdong Yulong Mining Group Co., Ltd. ("Yulong"). The individual investor and Yulong became minority shareholders of Qufu Shengren as of April 30, 2020, accounting for 38.4% and 0.3%, respectively.

We believe this addition in capital will greatly benefit our stevia product development, manufacturing, and marketing effort. With the increased capital, we will be able to focus more on our technology advancements, improvement in manufacturing process and increase our production capacity.

Impact of COVID-19 Pandemic on the Company’s Operations

Since early 2020, the epidemic of the novel strain of coronavirus (COVID-19) (the “COVID-19 pandemic”) has spread across China and other countries, and has adversely affected businesses and economic activities in the first quarter of 2020 and beyond. The Company followed the restrictive measures implemented in China, by suspending onsite operation in January, 2020 and having employees work remotely until late March 2020, when the Company assessed the situation and started to gradually resume normal operation at areas deemed safe while implementing effective health measures. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. We are able to maintain certain income from previous existing orders and finished products, however, we anticipate significant economic impact related to COVID-19. Due to the high uncertainty of the evolving situation, the Company has limited foresight on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

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

OUR PERFORMANCE

 Our revenues totaled approximately $7,040,000 during the three months ended July 31, 2020, an increase of 2.2%, as compared with the same period in 2019, and our gross margin decreased to 2.4% from 16.3%. Our total operating expenses in the three months ended July 31, 2020 increased by approximately $62,000, or 5.7% compared to the same period in 2019 primarily due to an increase of approximately $71,000, or 17.6% in general and administrative expense and an increase of approximately $55,000, or 17.9% in research and development expenses, offset by a decrease of approximately $64,000, or 17.0% in selling expense. Our net loss from continuing operations for the three months ended July 31, 2020 was approximately $1,056,000, compared to a net loss from continuing operations of $130,000 in the same period in fiscal 2020.

Our operating performance for the three months ended July 31, 2020 showed an increase of 2.2% in sales revenue of from stevia products, including a 3.6% increase in sales to third parties, and offset by a decrease in sales to related party customers of approximately 1.8%.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and we hope that our sales volume in higher grade stevia products will increase in fiscal 2022 as demand resumes and increases after the effects of the global pandemic. Stevia has become more widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years; recently we have introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however, we cannot quantify this increase and its effects on future periods.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, not only in the U.S. and EU markets but also in our domestic market. For the fiscal year ended April 30, 2020 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Currently there is a world-wide movement of lowering sugar intake, and more and more consumers are becoming aware of the health benefits associated with reduction of sugar intake. According to research data, 40% of Chinese consumers stated that they "will not mind paying more for food and beverages with more natural ingredients" and 80% of the interview consumers express a goal of "having a healthier diet". We believe that, in this search of a more natural and healthy diet and lifestyle, natural sweeteners such as stevia will become the mainstream sweetener in the food and beverage markets.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2020 and 2019. The percentages represent each line item as a percent of revenues:

For the Three Months ended July 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$6,942,286	100.0%	$97,392	100.0%	$7,039,678	100.0%
Cost of goods sold	6,820,399	98.2%	52,101	53.5%	6,872,500	97.6%
Gross profit	121,887	1.8%	45,291	46.5%	167,178	2.4%
Selling expenses	310,915	4.5%	-	-	310,915	4.4%
General and administrative expenses	436,311	6.3%	36,865	37.9%	473,176	6.7%
Research and development expenses	361,438	5.2%	-	-	361,438	5.1%
(Loss) income from operations	(986,777)	(14.2)%	8,426	8.7%	(978,351)	(13.9)%
Other expenses	(77,476)	(1.1)%	-	-	(77,476)	(1.1)%
(Loss) income from continuing operations before income taxes	$(1,064,253)	(15.3)%	$8,426	8.7%	$(1,055,827)	(15.0)%

For the Three Months ended July 31, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$6,311,559	100.0%	$578,516	100.0%	$6,890,075	100.0%
Cost of goods sold	5,390,466	85.5%	378,402	65.4%	5,768,868	83.7%
Gross profit	921,093	14.5%	200,114	34.6%	1,121,207	16.3%
Selling expenses	352,384	5.6%	22,048	3.8%	374,432	5.4%
General and administrative expenses	261,211	4.1%	141,151	24.4%	402,362	5.8%
Research and development expenses	304,903	4.8%	1,648	0.3%	306,551	4.4%
Income from operations	2,595	0.1%	35,267	6.1%	37,862	0.5%
Other expenses	(167,666)	(2.7)%	-	-	(167,666)	(2.4)%
(Loss) income from continuing operations before income taxes	$(165,071)	(2.6)%	$35,267	6.1%	$(129,804)	(1.9)%

Revenues

Total revenues in the three months ended July 31, 2020 increased by approximately 2.2%, as compared to the same period in 2019. Stevioside revenues, which accounts for 98.6% and 91.6% of our total revenues in the three months ended July 31, 2020 and 2019, respectively, increased by approximately 10.0%, while Metformin revenues decreased by approximately $481,000 or 83.2%. The decrease in our Metformin revenues was the result of our operating lease for the Metformin production line to a third party. Since July 2019, we no longer operate in the direct production and sales of Metformin products.

Within our Stevioside segment, revenues from sales to third parties increased by 14.6% and sales to the related party decreased by 1.8% in the three months ended July 31, 2020, as compared to the same period in 2019, primarily due to an increasing demand from the domestic market and the results of our effort to develop sales in the domestic market. We have been trying to develop our domestic and international market in the past fiscal year. Since we do not have the authorization to export products from China, we outsourced all of our exporting business to a related party, Qufu Shengwang Import and Export, which has authorizations to export. While the adoption rate for stevia in the food and beverage sector has been slower than expected, we sold 233 metric tons and 180 metric tons of stevioside for the three months ended July 31, 2020 and 2019, respectively. We generated approximately $1,340,000,000 and $1,306,000 in revenue from producing over 40 metric tons and 35 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products. Restructuring by enzyme based on our Stevioside products accounted for approximately 18.8% and 20.7% in the three months ended July 31, 2020 and 2019, respectively, of our total Stevioside segment revenues.

Our unit sale price fluctuated from month to month in the three months ended July 31, 2020, which was mainly affected by the market environment; the average unit sale price decreased by approximately 7.5% compared to the same period in 2019. We face challenges due to competitive pricing and difficulties sourcing raw materials for in the three months ended July 31, 2020, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to continue to increase in the near future. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 35.7% and 35.6% of total revenue of our Stevioside segment, respectively.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended July 31, 2020 increased by 19.1%, compared to the same period in 2019. Cost of revenues as a percentage of revenues increased from 83.7% to 97.6% during the three months ended 2020 compared to the same period in 2019. Gross margin in Stevioside segment decreased from 14.6% to 1.8% for the three months ended by July 31, 2020, compared the same period in 2019. Our consolidated gross margin for the three months ended by July 31, 2020 was 2.4%, as compared to 13.3% in the same period in 2019, which was primarily due to the epidemic of the novel strain of coronavirus COVID-19 pandemic adversely affected businesses and economic activities in 2020.

We believe the effect of the COVID-19 pandemic is the most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2021 and 2022. February to March is normally the nursing period for stevia plants; as a result of COVID-19 related gathering laws, farmers are not able to have the same amount of nursery workers as previous years, resulting in a decrease of stevia plants, and relevant safety measures also resulted in an increase of general planting costs. We expect this to cause a shortage of stevia leaves harvest this year and along with the effect of the rain seasons, we expect to see an increase in our cost of raw material. After we resumed production, the effect of the COVID-19 pandemic on transportation has also made it difficult for us to efficiently procure our raw materials.

Selling Expenses

For the three months ended July 31, 2020, we had a decrease of approximately $64,000, or 17.0% in selling expenses, as compared to the same period in 2019. The decrease was primarily due to the approximately $82,000 decrease in marketing expense, $25,000 decrease in advertising expenses, $20,000 decrease in travel expense, $14,000 decrease in salary, $22,000 decrease in selling expense on Metformin product, $6,000 decrease in shipping and freight, and $12,000 decrease in miscellaneous expense, offset by approximately $117,000 increase in promotion expense in the three months ended July 31, 2020.

General and Administrative Expenses

Our general and administrative expenses for the three months ended July 31, 2020 increased by approximately $71,000, or 17.6% from the same period in 2019. The increase was primarily due to an increase of approximately $104,000 in repairs and maintenance fees, a $35,000 increase in safety production fund, and $16,000 increase in miscellaneous expense, offset by a decrease of approximately $27,000 in depreciation expense due to disposition of property and equipment in last fiscal year, $28,000 decrease in salary and wage expenses, $19,000 decrease in service and consulting fee,  and $10,000 decrease in insurance expense.

Research and Development Expense

For the three months ended July 31, 2020, our research and development expenses amounted to approximately $361,000, as compared to $307,000 for the same period in 2019. The increase of $55,000 was primarily due to the increase in spending for third party technical consulting fees in the three months ended July 31, 2020.

 Other Income (Expenses)

For the three months ended July 31, 2020, other expense, net of other income, amounted to approximately $77,000, a decrease of $90,000 as compared to the other expense, net of other income, amounted to approximately $167,000 for the three months ended July 31, 2019. The decrease of other expenses was primarily attributable to a decrease of interest expense to third parties and related parties of $101,000, an increase in other expenses of $3,000, and offset by a decrease of grant income of $14,000.

Net Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1,056,000 for the three months ended July 31, 2020, as compared with loss from continuing operations of $130,000 for the three months ended July 31, 2019, a change of $926,000, or 713.4%. The increase in net loss was primarily due to decreased gross profit and  increased operating expenses, offset by decreased other expenses in the three months ended July 31, 2020, compared to the three months ended July 31, 2019.

Loss from Discontinued Operations

We did not have discontinued operations incurred in the three months ended July 31, 2020. Our loss from discontinued operations amounted to $20,000 for the three months ended July 31, 2019, and the Company also recorded a loss from disposal discontinued operations of approximately $233,000 at July 31, 2019. Our total loss from discontinued operations amounted to $253,000 or $0.00 per share (basic and diluted) for the three months ended July 2019.

The summarized operating result of discontinued operations included in our unaudited condensed consolidated statements of operations is as follows:

	For the Three Months Ended July 31,
	2020	2019

Revenues	$-	$733,441
Cost of revenues	-	572,357
Gross profit	-	161,084
Operating expenses	-	172,142
Other income, net	-	8,958
Loss before income taxes	-	20,016
Income tax expense	-	-

Loss from discontinued operations	-	20,016
Loss from disposal, net of taxes	-	233,415
Total loss from discontinued operations	$-	$253,431

Net Loss Attributable to Sunwin Sunwin Stevia International, Inc.

Our net loss attributable to Sunwin Sunwin Stevia International, Inc. in the three months ended July 31, 2020 was approximately $663,000, or $(0.00) per share (basic and diluted), compared to $383,000, or $(0.00) per share (basic and diluted),  in the three months ended July 31, 2019.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Yulong hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss for three months ended July 31, 2020 by the percentage ownership in Qufu Shengren not directly attributable to us. For the three months ended July 31, 2020, the noncontrolling interest attributable to ownership interests in Qufu Shengren not directly attributable to us was 38.7%. Net loss attributable to noncontrolling interest amounted to $393,000 for the three months ended July 31, 2020.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive loss on the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $131,000 and $269,000 for the three months ended July 31, 2020 and 2019, respectively. This non-cash gain had the effect of reducing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At July 31, 2020, we had working capital deficit of approximately $2,612,000, including cash of approximately $876,000, as compared to working capital of approximately $3,470,000, including cash of approximately $1,138,000 at April 30, 2020. The approximate $262,000 decrease in our cash at July 31, 2020 from April 30, 2020 is primarily attributable to net cash used in investing activities of approximately $138,000 and cash used in financing activities for repayment loans of approximately $2,880,000, offset by net cash provided by operating activities of approximately $2,747,000 during the three months  ended July 31, 2020. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

The COVID-19 Pandemic. On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in China in which the Company operates. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues, slower collection of accounts receivables and significant impairment to the Company’s equity investments. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

Capital Resources

The following table provides certain selected balance sheets comparisons as of July 31, 2020 and April 30, 2020:

	July 31,	April 30,	Increase
	2020	2020	(Decrease)%

Cash and cash equivalents	$875,632	$1,137,920	$(262,288)	(23.0)%
Accounts receivable, net	2,109,377	2,713,567	(604,190)	(22.3)%
Accounts receivable - related party	1,833,476	3,034,365	(1,200,889)	(39.6)%
Inventories, net	13,203,055	12,874,497	328,558	2.6%
Prepaid expenses and other current assets	1,024,203	693,552	330,651	47.7%
Total current assets	19,045,743	20,453,901	(1,408,158)	(6.9)%
Property and equipment, net	8,834,544	8,901,548	(67,004)	(0.8)%
Total assets	$27,880,287	$29,355,449	$(1,475,162)	(5.0)%

Accounts payable and accrued expenses	$10,816,147	$8,533,131	$2,283,016	26.8%
Short-term loans	2,739,032	3,378,380	(639,348)	(18.9)%
Due to related parties	2,878,273	5,072,451	(2,194,178)	(43.3)%
Total current liabilities	16,433,451	16,983,962	(550,511)	(3.2)%
Total liabilities	$16,433,451	$16,983,962	$(550,511)	(3.2)%

We maintain cash and cash equivalents in China and United States. At July 31, 2020 and April 30, 2020, bank deposits were as follows:

	July 31,	April 30,
Country	2020	2020
United States	$55,483	$83,830
China	820,149	1,054,090
Total	$875,632	$1,137,920

The majority of our cash balances at July 31, 2020 are in the form of RMB stored in bank account of China. Cash held in banks in the PRC is not insured. The value of cash on deposit in mainland China of $820,149 as of July 31, 2020 has been converted based on the exchange rate as of July 31, 2020. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for use outside of China.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $1,805,000 during the three months ended July 31, 2020, as a result of the decrease in both accounts receivable from the third parties and accounts receivable from related party as of July 31, 2020. The days for sales outstanding in accounts receivable increased to 63 days as of July 31, 2020, as compared to 20 days as of April 30, 2020. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from the related parties, decreased by approximately $604,000 during the three months ended July 31, 2020. The days for sales outstanding in accounts receivable for third party sales increased to 42 days as of July 31, 2020, as compared to 15 days as of April 30, 2020. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2021.

Inventories at July 31, 2020, net of reserve for obsolescence, totaled approximately $13,203,000, as compared to $12,874,000 as of April 30, 2020. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the fiscal year ended April 30, 2020. These inventories have not yet been sold due to the market demands not raising as much as we predicted; however, the current inventory level will prepare us for our anticipated upcoming increase in price.

Our accounts payable and accrued expenses were approximately $10,816,000 at July 31, 2020, an increase of approximately $2,283,000 from April 30, 2020. The increase is primarily due to our increase in procurements of raw material as a result of the raising sales of such materials during the three months ended July 31, 2020.

Loans payable at July 31, 2020 and April 30, 2020 totaled approximately $2,739,000 and $3,378,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 10%.  Range of maturity dates of the loans payable was from September 20, 2020 to April 8, 2021.  During the three months ended July 31, 2020, loan amount of approximately $667,000 was repaid in cash.

Due to related parties at July 31, 2020 and April 30, 2020 totaled approximately $2,878,000 and $5,072,000, respectively. The decrease was a result of our repayment to related parties more than our borrowing from them during the three months ended July 31, 2020. As of July 31, 2020, the balance we owed Qufu Shengren Pharmaceutical Co., Ltd. (“Pharmaceutical Corporation”) and Mr. Weidong Chai, a management member of Pharmaceutical Corporation amounted to approximately $3,276,0000 and $190,000, respectively. Qufu Shengwang Import and Export Co., Ltd. owed the Company an amount of approximately $588,000 as of July 31, 2020. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to approximately $3,982,000, $907,000, and $184,000, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $2,747,000 for the three months ended July 31, 2020, primarily due to a decrease of approximately $596,000 in accounts receivable and note receivable from a third party, a decrease of approximately $1,217,000 in accounts receivable - related party  and an  increase in accounts payable and accrued expenses of approximately $2,229,000, offset by an increase of approximately $189,000 in inventories, an increase of approximately $290,000 in prepaid expenses and other current assets, a decrease of approximately $65,000 in taxes payable, and a net loss of approximately $1,056,000 adjusted by non-cash working capital, depreciation expense of $304,000.

Net cash provided by operating activities from continuing operations was approximately $711,000 (total of $713,000 including net cash provided by discontinued operations of $1,000) for the three months ended July 31, 2019, primarily due to a net loss of approximately $130,000 adjusted by loss from discontinued operations of $253,000 and offset by non-cash working capital that primarily included depreciation expense of $271,000 and a loss on disposition of property and equipment of $20,000. The increase in net cash from operating activities was also primarily due to an  increase in accounts payable and accrued expenses of approximately $2,652,000 and offset by an increase of approximately $234,000 in accounts receivable and note receivable from a third party, an increase of approximately $90,000 in accounts receivable - related party, an increase of approximately $935,000 in inventories, an increase of approximately $820,000 in prepaid expenses and other current assets and a decrease of approximately $23,000 in taxes payable.

NET CASH FLOW (USED IN) PROVIDED BY INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $138,000 during the three months ended July 31, 2020 due to capital expenditures for property and equipment.

Net cash provided by investing activities from continuing operations amounted to $67,000 in investment activities, including the proceeds received from disposal of discontinued subsidiary of approximately $727,000 and proceeds received from disposal of equipment of $6,000, offset by approximately $665,000 in purchases of property and equipment in the three months ended July 31, 2019. Net cash used in investing activities from discontinued operations amounted to $0 in three months ended July 31, 2019.

NET CASH FLOW USED IN FINANCING ACTIVITIES:

Net cash used in financing activities from operations amounted to approximately $2,880,000 in the three months ended July 31, 2020, primarily due to repayment of short term loans in a total amount of approximately $667,000 and repayment of related party advances of approximately $5,268,000 and offset by advances received from related parties of approximately $3,055,000.

Net cash used in financing activities from continuing operations amounted to approximately $283,000 in the three months ended July 31, 2019, primarily due to repayment of related party advances of approximately $947,000 and offset by advances received from related parties of approximately $664,000. Net cash used in financing activities from discontinued operations amounted to $1,000 in in the three months ended July 31, 2019.

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2020.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2020 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). As reported in our Form 10-K for the year ended April 30, 2020, management assessed the effectiveness of our internal control over financial reporting as of April 30, 2020 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2020.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended July 31, 2020. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2020 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1 A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2020 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2020 Annual Report on Form 10-K.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 11, 2020	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 11, 2020	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer