Form 10-Q
period 2020-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2020-12-11
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 11, 2020, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2021 is referred to as "fiscal 2021" and the year ended April 30, 2020 is referred to as "fiscal 2020".  Also, the three month period ended October 31, 2020 is our second quarter and is referred to as the "second quarter of fiscal 2021". Likewise, the three month period ended October 31, 2019 is referred to as the "second quarter of fiscal 2020".

When used in this report, the terms:
-	"Sunwin", "we", "us" and the "Company" refers to Sunwin Stevia International, Inc., a Nevada corporation formerly known as Sunwin Nutraceuticals International, Inc., and our subsidiaries;
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
iii

ITEM I - FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$396,579	$1,137,920
Accounts receivable, net	2,200,198	2,713,567
Accounts receivable - related party	1,458,545	3,034,365
Inventories, net	15,328,881	12,874,497
Prepaid expenses and other current assets	960,832	693,552
Total Current Assets	20,345,035	20,453,901
Property and equipment, net	9,125,596	8,901,548
Total Assets	$29,470,631	$29,355,449

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,040,575	$8,533,131
Short-term loans	2,997,613	3,378,380
Due to related parties	5,094,261	5,072,451
Total Current Liabilities	18,132,449	16,983,962
Total Liabilities	18,132,449	16,983,962

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of October 31, 2020 and April 30, 2020, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(41,184,373)	(40,118,394)
Accumulated other comprehensive income	4,986,925	4,557,898
Total Sunwin Stevia International, Inc. Stockholders' Equity	11,734,535	12,371,487
Noncontrolling interest	(396,353)	-
Total Stockholders' Equity	11,338,182	12,371,487

Total Liabilities and Stockholders' Equity	$29,470,631	$29,355,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2020	2019	2020	2019
Revenues	$3,931,149	4,846,915	$9,219,004	$9,953,097
Revenues - related parties	502,695	2,314,666	2,254,518	4,098,559
Total revenues	4,433,844	7,161,581	11,473,522	14,051,656
Cost of revenues	3,991,702	3,618,881	9,254,694	7,739,510
Cost of revenues - related parties	546,254	2,068,261	2,155,762	3,716,500
Total cost of revenues	4,537,956	5,687,142	11,410,456	11,456,010
Gross profit	(104,112)	1,474,439	63,066	2,595,646
	-
Operating expenses:
Selling expenses	256,566	502,773	567,481	877,205
General and administrative expenses	172,384	281,733	645,560	684,095
Research and development expenses	71,129	339,401	432,567	645,952
Total operating expenses, net	500,079	1,123,907	1,645,608	2,207,252
Income (Loss) from operations	(604,191)	350,532	(1,582,542)	388,394

Other (expenses) income
Other expense	(2,252)	(37,907)	(1,187)	(39,442)
Grant income	10	-	576	14,313
Interest income	262	184	493	268
Interest expense - related party	(4,867)	(28,359)	(21,674)	(64,100)
Interest expense	(47,413)	(92,559)	(109,944)	(237,346)
Total other expense	(54,260)	(158,641)	(131,736)	(326,307)

Income (loss) from continuing operations before income taxes	(658,451)	191,891	(1,714,278)	62,087
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(658,451)	$191,891	$(1,714,278)	$62,087

Discontinued operations
Loss from discontinued operations, net of income tax	-	-	-	(20,016)
Loss from disposal of discontinued operations	-	-		(960)
Loss from sales of discontinued operations	-	-	-	(232,455)
Loss from discontinued operations, net of income tax	-	-	-	(253,431)

Net income (loss)	(658,451)	191,891	(1,714,278)	(191,344)
Less: net loss attributable to noncontrolling interest	(255,071)	-	(648,299)	-
Net income (loss) attributable to Sunwin Stevia International, Inc.	(403,380)	$191,891	$(1,065,979)	$(191,344)

Comprehensive gain (loss):
Net income (loss)	(403,380)	$191,891	$(1,065,979)	$(191,344)
Foreign currency translation adjustment	549,797	(106,388)	680,973	162,171
Total comprehensive gain (loss)	146,417	85,503	(385,006)	(29,173)
Less: foreign currency translation adjustment attributable to noncontrolling interest	203,417	-	251,946	-
Comprehensive gain (loss) attributable to Sunwin Stevia International, Inc.	(57,000)	$85,503	$(636,952)	$(29,173)

Earnings per common share attributable to Sunwin Stevia International, Inc.:
Continuing operations - basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00
Discontinued operations - basic and diluted	-	-	-	(0.00)
Net loss per common share - basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,714,278)	$(191,344)
Loss from discontinued operations	-	(253,431)
Net (loss) profit from continuing operations	(1,714,278)	62,087
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	626,560	568,345
Loss on disposition of property and equipment	-	20,426
Changes in operating assets and liabilities:		-
Accounts receivable and notes receivable	647,614	739,720
Accounts receivable - related party	1,677,074	(510,987)
Inventories	(1,679,993)	(1,815,660)
Prepaid expenses and other current assets	(320,653)	(1,947,403)
Accounts payable and accrued expenses	1,074,321	2,564,069
Taxes payable	(88,526)	106,853
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	222,119	(212,550)
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	(339,925)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	222,119	(552,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of discontinued operations	-	1,145,049
Purchases of property and equipment	(97,289)	(1,027,761)
Proceed from disposal of equipment	-	30,473
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(97,289)	147,761
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(97,289)	147,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	429,393
Repayment of short term loans	(678,362)	-
Advance from related parties	7,538,516	3,813,512
Repayment of related party advances	(7,755,243)	(3,795,447)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(895,089)	447,458
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(895,089)	447,458

EFFECT OF EXCHANGE RATE ON CASH	28,918	(26,113)
NET INCREASE (DECREASE) IN CASH	(741,341)	16,631

Cash at the beginning of period	1,137,920	294,199
Cash at the end of period	396,579	310,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$17,077	$60,235

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$244,896	$223,885
Accrued interest payable to related party	$8,897	$27,978
Liability assumed in connection with discontinued operations	$-	$3,565,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended October 31, 2020
	Number of Shares	Amount of Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity

Balance, July 31, 2020	199,632,803	$199,633	$47,732,350	$(40,780,993)	$4,640,545	$(344,699)	$11,446,836
Net loss for the three months ended October 31, 2020	-	-	-	(403,380)	-	(255,071)	(658,451)
Foreign currency translation adjustment	-	-	-	-	346,380	203,417	549,797

Balance, October 31, 2020	199,632,803	$199,633	$47,732,350	$(41,184,373)	$4,986,925	$(396,353)	$11,338,182

Six Months Ended October 31, 2020
	Number of Shares	Amount of Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity

Balance, April 30, 2020	199,632,803	$199,633	$47,732,350	$(40,118,394)	$4,557,898	$-	$12,371,487
Net loss for the six months ended October 31, 2020	-	-	-	(1,065,979)	-	(648,299)	(1,714,278)
Foreign currency translation adjustment	-	-	-	-	429,027	251,946	680,973

Balance, October 31, 2020	199,632,803	$199,633	$47,732,350	$(41,184,373)	$4,986,925	$(396,353)	$11,338,182

Three Months Ended October 31, 2019
	Number of Shares	Amount of Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, July 31, 2019	199,632,803	$199,633	$37,681,279	$(38,886,491)	$4,427,940	$3,422,361
Net income for the three months ended October 31, 2019	-	-	-	191,891	-	191,891
Foreign currency translation adjustment	-	-	-	-	(106,388)	(106,388)

Balance, October 31, 2019	199,632,803	$199,633	$37,681,279	$(38,694,600)	$4,321,552	$3,507,864

Six Months Ended October 31, 2019
	Number of Shares	Amount of Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, April 30, 2019	199,632,803	$199,633	$37,681,279	$(38,503,256)	$4,159,381	$3,537,037
Net loss for the six months ended October 31, 2019	-	-	-	(191,344)	-	(191,344)
Foreign currency translation adjustment	-	-	-	-	162,171	162,171

Balance, October 31, 2019	199,632,803	$199,633	$37,681,279	$(38,694,600)	$4,321,552	$3,507,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2020

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

For the six months ended October 31, 2020 and fiscal year 2020, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2020 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended October 31, 2020 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2020, we held $340,817 of our cash and cash equivalents with commercial banking institutions in the PRC, and $55,762 with banks in the United States. As of April 30, 2020, we held $1,054,090 of our cash and cash equivalents with commercial banking institution in PRC, and $83,830 in the United States. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $75,000), As a result, cash held in PRC financial institutions of $166,327 and $946,274 is not insured as of October 31, 2020 and April 30, 2020, respectively. We have not experienced any losses in such bank accounts through October 31, 2020.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of October 31, 2020 and April 30, 2020, the allowance for doubtful accounts was $78,774 and $74,665, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of October 31, 2020, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of October 31, 2020 and April 30, 2020, the Company wrote down inventories of $367,337 and $113,155, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $0 and $19,842 at October 31, 2020 and April 30, 2020, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of October 31, 2020 and April 30, 2020 amounted to $189,390 and $266,708, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended October 31,		Six Months Ended October 31,
Numerator:
	2020	2019	2020	2019
Net income (loss) attributable to Sunwin Stevia International, Inc.	$(403,380)	$191,891	$(1,065,979)	$(191,344)
Net income (loss) from continuing operations	$(403,380)	$191,891	$(1,065,979)	$62,087
Net loss from discontinued operation	-	-	-	(253,431)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	199,632,803	182,066,546	199,632,803	199,632,803
Basic and diluted loss per common share:
Net income (loss) from continuing operations - basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00
Net loss from discontinued operations - basic and diluted	-	-	-	(0.00)
Net income (loss) per common share - basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

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

As of October 31, 2020	RMB 6.68 to $1.00
As of April 30, 2020	RMB 7.05 to $1.00

Six months ended October 31, 2020	RMB 6.94 to $1.00
Six months ended October 31, 2019	RMB 6.99 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended October 31, 2020 and 2019 included net loss and unrealized gains from foreign currency translation adjustments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $71,129 and $339,401 for the three months ended October 31, 2020 and 2019, and $432,567 and $645,952 for the six months ended October 31, 2020 and 2019, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $19,462 and $25,200 for the three months ended October 31, 2020 and 2019, and $35,978 and $48,095 for the six months ended October 31, 2020 and 2019, respectively.

ADVERTISING

              Advertising is expensed as incurred and is included in selling expenses and totaled $40,443 and $208,896 for the three months ended October 31, 2020 and 2019, and $54,876 and $248,250 for the six months ended October 31, 2020 and 2019, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $1,714,000 for the six months ended October 31, 2020 and has a significant accumulated deficit of $41.2 million as of October 31, 2020. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 3 - NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2020. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2020, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $396,353 as of October 31, 2020.

NOTE 4 - DISCONTINUED OPERATIONS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,163,000) based on the estimated net book value as of July 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount Qufu Shengwang owes to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,000), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019, and received the second installment of RMB3,000,000 on August 20, 2019. The Buyer settled all liabilities of Qufu Shengwang due to Natural Green by assuming the liabilities on behalf of Qufu Shengren in the amount of approximately RMB 26,000,000 (approximately $3,779,000) due to another third party.

The Company did not have assets and liabilities on discontinued operations in the Company's condensed consolidated financial statements as of October 31, 2020 and April 30, 2020. The following table presents the results of discontinued operations in the three and six months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$733,441
Cost of revenues	-	-	-	572,357
Gross profit	-	-	-	161,084
Operating expenses	-	-	-	172,142
Other income, net	-	-	-	8,958
Loss before income taxes	-	-	-	20,016
Income tax expense	-	-	-	-
Loss from discontinued operations	-	-	-	20,016
Loss from disposal, net of taxes	-	-	-	960
Loss from sales of subsidiary	-	-	-	232,455
Total loss from discontinued operations	$-	$-	$-	$253,431

For the six months ended October 31, 2020 and 2019, loss from discontinued operations amounted to $0 and $20,016. The Company realized a loss of $233,415 from the disposal of 100% equity of Qufu Shengwang, which was reflected as loss from sale of discontinued operations on the condensed consolidated statement of operations for the three months ended October 31, 2019.

NOTE 5 - INVENTORIES

As of October 31, 2020 and April 30, 2020, inventories consisted of the following:

	October 31, 2020	April 30, 2020
	(unaudited)
Raw materials	$3,722,426	$4,676,361
Work in process	5,303,804	3,235,156
Finished goods	6,302,651	4,962,980
	15,328,881	12,874,497
Less: reserve for obsolete inventory	-	-
Total inventories, net	$15,328,881	$12,874,497

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of October 31, 2020 and April 30, 2020 totaled $960,832 and $693,552, respectively. As of October 31, 2020, prepaid expenses and other current assets includes $758,087 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $202,745 for business related employees' advances. As of April 30, 2020, prepaid expenses and other current assets includes $510,723 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $182,829 for business related employees' advances.

NOTE 7 - PROPERTY AND EQUIPMENT

As of October 31, 2020 and April 30, 2020, property and equipment consisted of the following:

		October 31, 2020	April 30, 2020
Estimated Life		(unaudited)
Office equipment	3-15 Years	$478,408	$394,019
Auto and trucks	2-10 Years	618,634	586,364
Manufacturing equipment	2-15 Years	7,203,540	6,559,726
Buildings	5-30 Years	9,788,820	9,248,227
Construction in process		16,411	7,834
		18,105,813	16,796,170
Less: accumulated depreciation		(8,980,217)	(7,894,622)
Total property and equipment, net		$9,125,596	$8,901,548

For the three months ended October 31, 2020 and 2019, depreciation expense totaled $322,121 and $297,357, of which $298,290 and $264,745 were included in cost of revenues, respectively, and of which $23,831 and $32,612 were included in general and administrative expenses, respectively. For the six months ended October 31, 2020 and 2019, depreciation expense totaled $626,560 and $568,345, of which $581,013 and $497,332 was included in cost of revenues, respectively, and of which $45,547 and $71,013 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

As of October 31, 2020 and April 30, 2020, $1,458,545 and $3,034,365 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended October 31, 2020 and 2019, we recorded revenue - related party and cost of revenue – related party of $502,695 and $2,314,666, and $546,254 and $2,068,261, respectively, from Qufu Shengwang Import and Export. For the six months ended October 31, 2020 and 2019, we recorded revenue - related party and cost of revenue – related party of $2,254,518 and $4,098,559, $2,155,762 and $3,716,500, respectively, from Qufu Shengwang Import and Export.

Due to related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the six months ended October 31, 2020 and 2019, we received advances from related parties for working capital that totaled $7,538,516 and $3,813,512, respectively, and we repaid to related parties a total of $7,755,243 and $3,795,447, respectively.

In the three months ended October 31, 2020 and 2019, interest expense related to due to related parties amounted to $4,867 and $28,359, and six months ended October 31, 2020 and 2019, interest expense related to due to related parties amounted to $21,674 and $64,100, respectively, which were included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss, and in connection with the advances of RMB5,000,000 (approximately $717,000) and RMB8,000,000 (approximately $1,147,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. On December 12, 2019 and August 9, 2020, we repaid in full amount of the above advance of RMB8,000,000 and RMB5,000,000 with accrued interests, respectively.

On September 23, 2019, the Company borrowed a one-year loan of RMB1,221,000 (approximately $175,000) from Weidong Cai, a management member of Qufu Shengren, bearing an annual interest rate of 10%. On September 23, 2020, the parties extended the loan for another year, under the same terms and conditions, reclassified unpaid interest payable to the principal of this loan, resulting in an increase of principal from RMB1,221,000 (approximately $175,000)  to RMB1,343,100 (approximately $201,000).

As of October 31, 2020, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $3,418,493, $1,471,087, and $204,681, respectively. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $3,981,915, $906,879, and $183,657, respectively.

As of October 31, 2020 and April 30, 2020, balance due to related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2020	$3,981,915	$906,879	$183,657	$5,072,451
Working capital advances from related parties	289,875	7,237,415	11,226	7,538,516
Repayments	(1,042,920)	(6,711,603)	(720)	(7,755,243)
Effect of foreign currency exchange	189,623	38,396	10,518	238,537
Balance due to related parties, October 31, 2020	$3,418,493	$1,471,087	$204,681	$5,094,261

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

The Company received the second year's lease payment of RMB3,000,000 in August 2020. The Company recorded revenues of $100,809 and $107,114 from this operating lease in the three months ended October 31, 2020 and 2019, and the Company recorded revenues of $198,201 and $112,251 from this operating lease in the six months ended October 31, 2020 and 2019.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of October 31, 2020 and April 30, 2020:

Account	October 31, 2020	April 30, 2020
	(unaudited)
Accounts payable	$7,206,899	$6,443,200
Advanced from customers	388,835	172,512
Accrued salary payable	105,755	142,199
Tax payable	189,390	266,708
Other payable*	2,149,696	1,508,512
Total accounts payable and accrued expenses	$10,040,575	$8,533,131

* As of on October 31, 2020, other payables consists of general liability, worker's compensation, and medical insurance payable of $413,789, consulting fee payable of $220,065, union and education fees payable of $132,724, interest payables for short-term loans of $106,235, safety production fund payable of $199,540, advances from the employees of $118,187, security deposit for sub-contractor of $149,671 and other miscellaneous payables of $809,484. As of April 30, 2020, other payables consists of general liability, worker's compensation, and medical insurance payable of $409,811, consulting and service fee payable of $256,304, union and education fees payable of $125,800, interest payables for short-term loans of $129,976, safety production fund payable of $140,274, advances from the employees of $98,775, deposit for operating lease of $141,864 and other miscellaneous payables of $205,708.

NOTE 11 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of October 31, 2020 and April 30, 2020, short-term loans consisted of the following:

	October 31, 2020	April 30, 2020
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2021, with an annual interest rate of 10%, renewed at October 6, 2020.	$32,928	$31,210
Loans from Jianjun Yan, non-related individual, due on October 6, 2021, with an annual interest rate of 10%, renewed at on October 7, 2020.	1,458,289	1,256,562
Loan from Jianjun Yan, non-related individual, due on March 31, 2021, with annual interest rate of 4%, renewed at April 1, 2020, and partially repaid approximately $504,000 in July 2020.	745,319	1,202,965
Loan from Junzhen Zhang, non-related individual, due on October 5, 2021, with an annual interest rate of 10%, renewed at October 6, 2020, and accrued interest converted into debt principal.	26,342	22,698
Loan from Jian Chen, non-related individual, due on January 27, 2021 and April 11, 2021, bearing an annual interest rate of 10%, with the principal amount of RMB770,000 ($109,236) and RMB440,000 ($62,420), renewed on January 27, 2020 and April 11, 2020, respectively. The Company repaid off these loans and accrued interest to him in July 2020.	-	171,656
Loan from Qing Kong, non-related individual, due on March 6, 2021, with an annual interest rate of 10%, renewed on March 7, 2020.	86,809	82,281
Loan from Qing Kong, non-related individual, due on January 8, 2021, with an annual interest rate of 10%, renewed on January 9, 2020.	36,220	34,331
Loan from Guihai Chen, non-related individual, due on March 9, 2021, with an annual interest rate of 10%, renewed on March 10, 2020.	21,702	20,570
Loan from Guihai Chen, non-related individual, due on September 20, 2021, with an annual interest rate of 10%, renewed at September 21, 2020, and accrued interest converted into debt principal.	36,220	31,210
Loan Weifeng Kong, non-related individual, due on November 28, 2020, with an annual interest rate of 10%, renewed on November 29, 2019. (see more on Note 15)	29,934	28,373
Loan from Huagui Yong, non-related individual, due on April 8, 2021, with an annual interest rate of 6.3% at April 9, 2020.	74,836	70,932
Loan from Guohui Zhang, non-related individual, due on January 16, 2021, with an annual interest rate of 4% at January 17, 2020.	449,014	425,592
Total short-term loan payable	$2,997,613	$3,378,380

For the three and six months ended October 31, 2020 and 2019, interest expense related to short-term loans amounted to $47,413 and $92,559, and $109,944 and $237,346, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - STOCKHOLDERS' EQUITY.

As of October 31, 2020, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 shares issued and outstanding as of October 31, 2020 and April 30, 2020.

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

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and six months ended October 31, 2020 and 2019; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2020 and 2019 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Stevioside - third parties	$3,830,340	4,768,613	9,020,803	9,296,279
Stevioside - related parties	502,695	2,314,666	2,254,518	4,098,559
Total Stevioside	4,333,035	7,083,279	11,275,321	13,394,838

Corporate and other – third party	100,809	78,302	198,201	656,818
Corporate and other – related party	-	-	-	-
Total Corporate and other	100,809	78,302	198,201	656,818
Total segment and consolidated revenues	$4,433,844	7,161,581	11,473,522	14,051,656

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Interest (expense) income:
Stevioside	$(52,018)	$(120,734)	$(131,125)	$(301,178)
Corporate and other	-	-	-	-
Total segment and consolidated interest expense	$(52,018)	$(120,734)	$(131,125)	$(301,178)
Depreciation and amortization:
Stevioside	$266,078	$253,500	$519,854	$487,523
Corporate and other	56,042	43,857	106,706	80,822
Total segment and consolidated depreciation and amortization	$322,120	$297,357	$626,560	$568,345
Income (loss) from continuing operations before income taxes:
Stevioside	$(705,674)	$203,668	$(1,769,927)	$38,596
Corporate and other	47,223	(11,777)	55,649	23,491
Total consolidated income (loss) from continuing operations before income taxes	$(658,451)	$191,891	$(1,714,278)	$62,087

	October 31, 2020	April 30, 2020
Segment property and equipment:
Stevioside	$7,211,452	$6,976,153
Corporate and other	1,914,144	1,925,395
Total property and equipment	$9,125,596	$8,901,548

NOTE 14 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three and six months ended October 31, 2020 and 2019, customers accounting for 10% or more of the Company's revenue were as follows:

	For the three months ended October 31,		For the six months ended October 31,
Customer	2020	2019	2020	2019
A (1)	11.3%	32.3%	19.6%	29.2%
B	*	*	*	10.9%
C	*	*	25.7%	*
D	10.9%	-	10.4%	-

(1)    Qufu Shengwang Import and Export Co., Ltd is a related party.

*     Less than 10%.

(ii)    Vendor Concentrations

For the three and six months ended October 31, 2020 and 2019, suppliers accounting for 10% or more of the Company's purchase were as follows:

	For the three months ended October 31,		For the six months ended October 31,
Supplier	2020	2019	2020	2019
A	-	29.1%	*	23.9%
B	-	16.3%	*	17.4%
C	-	25.9%	-	13.7%
D	33.5%	11.7%	24.6%	11.3%
E	20.3%	*	24.3%	*
F	18.2%	-	10.6%	-

*	Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of October 31, 2020 and April 30, 2020, we had $340,817 and $1,054,090 of cash balance held in PRC banks, respectively. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank accounts is insured up to RMB500,000 (approximately $75,000). As a result, cash held in PRC financial institutions of $166,327 and $946,274 are not insured as of October 31, 2020 and April 30, 2020. We have not experienced any losses in such accounts through October 31, 2020. Our cash position by geographic area was as follows:

Country:	October 31, 2020		April 30, 2020
United States	$55,762	14.1%	$83,830	7.4%
China	340,817	85.9%	1,054,090	92.6%
Total cash and cash equivalents	$396,579	100.00%	$1,137,920	100.00%

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

NOTE 15 - SUBSEQUENT EVENTS

On November 29, 2020, we renewed the RMB200,000 ($29,934) loan from Weifeng Kong, a non-related individual, with an annual interest rate of 10% and the new due date will be November 28, 2021.

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

Recent Developments

Sunwin Stevia has approximately 1,300 metric tons of manufacturing capacity per year to produce various specifications of stevia extracts. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet; as well as Rebaudioside B, Rebaudioside D, Rebaudioside M and enzyme treated stevia products. In 2020, we have made technical upgrades on our enzyme treated stevia production line, improving the production process of our enzyme treated stevia products.

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

Impact of COVID-19 Pandemic on the Company’s Operations

Since early 2020, the epidemic of the novel strain of coronavirus (COVID-19) (the “COVID-19 pandemic”) has spread across China and other countries, and has adversely affected businesses and economic activities in the first quarter of 2020 and beyond. The Company followed the restrictive measures implemented in China, by suspending onsite operation in January, 2020 and having employees work remotely until late March 2020, when the Company assessed the situation and started to gradually resume normal operation at areas deemed safe while implementing effective health measures. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. As of October 2020, we have been able to resume some of our manufacturing operations, however, our sales and promotional efforts as still severely impacted by the global pandemic. We are able to maintain certain income from previous existing orders and finished products, however, we anticipate significant economic impact related to COVID-19. Due to the high uncertainty of the evolving situation, the Company has limited foresight on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

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

OUR PERFORMANCE

 Our revenues totaled approximately $4,434,000 during the three months ended October 31, 2020, a decrease of 38.1%, as compared with the same period in 2019, and our gross margin decreased to (2.3)% from 20.6%. Our total operating expenses in the three months ended October 31, 2020 decreased by approximately $624,000, or 55.5% compared to the same period in 2019 primarily due to a decrease of approximately $246,000, or 49.0% in selling expense, a decrease of approximately $109,000, or 38.8% in general and administrative expense, and a decrease of approximately $268,000, or 79.0% in research and development expenses. Our net loss from continuing operations for the three months ended October 31, 2020 was approximately $658,000, compared to a net income from continuing operations of $192,000 in three months ended October 31, 2019.

Our revenues totaled approximately $11,474,000 during the six months ended October 31, 2020, a decrease of 18.3%, as compared with the same period in 2019, and our gross margin decreased to 0.5% from 18.5%. Our total operating expenses in the six months ended October 31, 2020 decreased by approximately $562,000, or 25.4% compared to the same period in 2019 primarily due to a decrease of approximately $310,000, or 35.3% in selling expense, a decrease of approximately $39,000, or 5.6% in general and administrative expense, and a decrease of approximately $213,000, or 33.0% in research and development expenses. Our net loss from continuing operations for the six months ended October 31, 2020 was approximately $1,714,000, compared to a net income from continuing operations of $62,000 in six months ended October 31, 2019.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, not only in the U.S. and EU markets but also in our domestic market. For the fiscal year ended April 30, 2020 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

Currently there is a world-wide movement of lowering sugar intake, and more and more consumers are becoming aware of the health benefits associated with reduction of sugar intake. According to research data, 40% of Chinese consumers stated that they “will not mind paying more for food and beverages with more natural ingredients" and 80% of the interview consumers express a goal of "having a healthier diet". We believe that, in this search of a more natural and healthy diet and lifestyle, natural sweeteners such as stevia will become the mainstream sweetener in the food and beverage markets.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2020 and 2019. The percentages represent each line item as a percent of revenues:

For the Three Months ended October 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$4,333,035	100.0%	$100,809	100.0%	$4,433,844	100.0%
Cost of goods sold	4,481,914	103.4%	54,605	54.2%	4,537,956	102.3%
Gross profit	(150,316)	(3.5)%	46,204	45.8%	(104,112)	(2.3)%
Selling expenses	255,990	5.9%	576	0.6%	256,566	5.8%
General and administrative expenses	173,979	4.0%	(1,595)	(1.6)%	172,384	3.9%
Research and development expenses	71,129	1.6%	-	-	71,129	1.6%
Loss from operations	(651,414)	(15.0)%	47,223	46.8%	(604,191)	(13.6)%
Other expenses	(54,260)	(1.3)%	-	-	(54,260)	(1.2)%
(Loss) income from continuing operations before income taxes	$(705,674)	(16.3)%	$47,223	46.8%	$(658,451)	(14.9)%

For the Three Months ended October 31, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$7,083,279	100.0%	$78,302	100.0%	$7,161,581	100.0%
Cost of goods sold	5,648,003	79.7%	39,139	50.0%	5,687,142	79.4%
Gross profit	1,435,276	20.3%	39,163	50.0%	1,474,439	20.6%
Selling expenses	502,773	7.1%	-	-	502,773	7.0%
General and administrative expenses	273,733	3.9%	8,000	10.2%	281,733	3.9%
Research and development expenses	339,401	4.8%	-	-	339,401	4.7%
Income from operations	319,369	5.5%	31,163	39.8%	350,532	4.9%
Other expenses	(115,701)	(1.6)%	(42,940)	(54.8)%	(158,641)	(2.2)%
Income (loss) from continuing operation before income taxes	$203,668	2.9%	$(11,777)	(15.0)%	$191,891	2.7%

The following table summarizes our results from operations for the six month periods ended October 31, 2020 and 2019.

For the Six Months ended October 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$11,275,321	100.0%	$198,201	100.0%	$11,473,522	100.0%
Cost of goods sold	11,303,750	100.3%	106,706	53.8%	11,410,456	99.5%
Gross profit	(28,429)	(0.3)%	91,495	46.2%	63,066	0.5%
Selling expenses	566,905	5.0%	576	0.3%	567,481	4.9%
General and administrative expenses	610,290	5.4%	35,270	17.8%	645,560	5.6%
Research and development expenses	432,567	3.8%	-	-	432,567	3.8%
Income (loss) from operations	(1,638,191)	(14.5)%	55,649	28.1%	(1,582,542)	(13.8)%
Other expenses	(131,736)	(1.2)%	-	-	(131,736)	(1.1)%
Income (loss) from continuing operations before income taxes	$(1,769,927)	(15.7)%	$55,649	28.1%	$(1,714,278)	(14.9)%

For the Six Months ended October 31, 2019
	Stevioside		Corporate and Other		Consolidated
Revenues	$13,394,838	100.0%	$656,818	100.0%	$14,051,656	100.0%
Cost of goods sold	11,038,469	82.4%	417,541	63.6%	11,456,010	81.5%
Gross profit	2,356,369	17.6%	239,277	36.4%	2,595,646	18.5%
Selling expenses	855,157	6.4%	22,048	3.4%	877,205	6.2%
General and administrative expenses	534,945	4.0%	149,150	22.7%	684,095	4.6%
Research and development expenses	644,304	4.8%	1,648	0.3%	645,952	4.6%
Income from operations	321,963	2.4%	66,431	10.1%	388,394	2.8%
Other expenses	(283,367)	(2.1)%	(42,940)	(6.5)%	(326,307)	(2.3)%
Income from continuing operation before income taxes	$38,596	0.3%	$23,491	10.1%	$62,087	0.4%

Revenues

Total revenues in the three months ended October 31, 2020 decreased by approximately 38.1%, as compared to the same period in 2019. Stevioside revenues, which accounts for 97.7% and 98.9% of our total revenues in the three months ended October 31, 2020 and 2019, respectively, decreased by 38.8%.

Within our Stevioside segment, revenues from sales to third parties decreased by 19.7% and sales to the related party decreased by 78.3% in the three months ended October 31, 2020, as compared to the same period in 2019, primarily due to the effect of the global COVID-19 pandemic, decreasing the demand from the domestic and international market, and our restricted sales and promotion efforts due to current travel restrictions. Since the adoption rate for stevia in the food and beverage sector has been slower than expected, we sold 149 metric tons and 225 metric tons of stevioside for the three months ended October 31, 2020 and 2019, respectively. We generated approximately $400,000 and $1,995,000 in revenue from producing over 20 metric tons and 56 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products. Restructuring by enzyme based on our Stevioside products accounted for approximately 9.0% and 28.1% in the three months ended October 31, 2020 and 2019, respectively, of our total Stevioside segment revenues. Our low grade ordinary stevia products generated an amount of approximately $1,369,000, 30.9% of total revenue of our Stevioside segment for three months ended October 31, 2020.

Total revenues in the six months ended October 31, 2020 decreased by 18.3% as compared to the same period in 2019.  Stevioside revenues, which accounts for 98.3% and 95.3% of our total revenues in the six months ended October 31, 2020 and 2019, respectively. During the six months ended October 31, 2020, within our Stevioside segment, our sales volume decreased by approximately 24 metric tons, a 5.8% decrease. Stevioside revenues from sales to third parties decreased by 7.4% and sales to the related parties decreased by 45.0% in the six months ended October 31, 2020, as compared to the same period in 2019. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 45.2% and 39.3% of total revenue of our Stevioside segment for three and six months ended October 31, 2020, respectively.

Our unit sale price fluctuated from month to month in the three and six months ended October 31, 2020, which was mainly affected by the market environment; the average unit sale price decreased by approximately 4.3% and 6.1%, compared to the same period in 2019, respectively. We face challenges due to competitive pricing and difficulties sourcing raw materials in 2020, the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers.

Cost of Revenues and Gross Margin

Cost of revenues in the three and six months ended October 31, 2020 decreased by 20.2% and 0.4%, compared to the same period in 2019, respectively. Cost of revenues as a percentage of revenues increased from 79.4% to 102.3% during the three months ended 2020 compared to the same period in 2019. Cost of revenues as a percentage of revenues increased from 81.5% to 99.5% during the six months ended 2020 compared to the same period in 2019. Our consolidated gross margin for the three and six months ended by October 31, 2020 was negative 2.3% and 0.5%, as compared to 20.6% and 18.5% in the same period in 2019, which was primarily due to the epidemic of the novel strain of coronavirus COVID-19 pandemic adversely affected businesses and economic activities in 2020.

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

Selling Expenses

For the three months ended October 31, 2020, we had a decrease of approximately $246,000, or 49.0% in selling expenses, as compared to the same period in 2019. The decrease was primarily due to the approximately a $127,000 decrease in marketing expense, a $168,000 decrease in advertising expenses, a $13,000 decrease in travel expense, a $5,000 decrease in salary, a $6,000 decrease in shipping and freight, and a $8,000 decrease in miscellaneous expense, offset by approximately $81,000 increase in promotion expense in the three months ended October 31, 2020.

For the six months ended October 31, 2020, we had a decrease of approximately $310,000, or 35.3% in selling expenses, as compared to the same period in 2019. The decrease was primarily due to the approximately $208,000 decrease in marketing expense, a $193,000 decrease in advertising expenses, a $34,000 decrease in travel expense, a $20,000 decrease in salary, a $21,000 decrease in selling expense on Metformin product, a $12,000 decrease in shipping and freight, and a $21,000 decrease in miscellaneous expense, offset by approximately $199,000 increase in promotion expense in the six months ended October 31, 2020.

General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2020 decreased by approximately $109,000, or 3.9% from the same period in 2019. The decrease was primarily due to a decrease of approximately $129,000 in repairs and maintenance fees, a decrease of approximately $20,000 in depreciation expense, a decrease of approximately $11,000 in hospitality expense, and a $36,000 decrease in miscellaneous expense, offset by a $23,000 increase in safety production fund and a $64,000 increase in salary and welfare benefit expenses.

Our general and administrative expenses for the six months ended October 31, 2020 decreased by approximately $39,000, or 5.6% from the same period in 2019. The decrease was primarily due to a decrease of approximately $24,000 in repairs and maintenance fees, a decrease of approximately $47,000 in depreciation expense, a decrease of approximately $10,000 in insurance expense, and a $52,000 decrease in miscellaneous expense, offset by a $58,000 increase in safety production fund and a $36,000 increase in salary and welfare benefit expenses.

Research and Development Expense

For the three and six months ended October 31, 2020, our research and development expenses amounted to approximately $71,000 and $433,000, as compared to $339,000 and $646,000 for the same period in 2019, respectively. The decreases were primarily due to the decrease in spending for third party technical consulting fees in the three and six months ended October 31, 2020.

 Other Income (Expenses)

For the three months ended October 31, 2020, other expense, net of other income, amounted to approximately $54,000, a decrease of $104,000 as compared to the other expense, net of other income, amounted to approximately $159,000 for the three months ended October 31, 2019. The decrease of other expenses was primarily attributable to a decrease of interest expense to third parties and related parties of $68,000, and a decrease in other expenses of $36,000.

For the six months ended October 31, 2020, other expense, net of other income, amounted to approximately $132,000, a decrease of $194,000 as compared to the other expense, net of other income, amounted to approximately $326,000 for the six months ended October 31, 2019. The decrease of other expenses was primarily attributable to a decrease of interest expense to third parties and related parties of $170,000, and a decrease in other expenses of $38,000, offset by an increase in grant income of $14,000.

Net Income (Loss) from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $658,000 for the three months ended October 31, 2020, as compared with income from continuing operations of $192,000 for the three months ended October 31, 2019, a change of $850,000, or 443.1%. The increase in net loss was primarily due to decreased gross profit and increased operating expenses, offset by decreased other expenses in the three months ended October 31, 2020, compared to the three months ended October 31, 2019.

As a result of the foregoing, our loss from continuing operations was $1,714,000 for the six months ended October 31, 2020, as compared with income from continuing operations of $62,000 for the six months ended October 31, 2019, a change of $1,776,000, or 2,861.1%. The increase in net loss was primarily due to decreased gross profit and decreased operating expenses, offset by decreased other expenses in the six months ended October 31, 2020, compared to the six months ended October 31, 2019, as we discussed above.

Loss from Discontinued Operations

We did not have discontinued operations incurred in the six months ended October 31, 2020. Our loss from discontinued operations amounted to $20,000 for the six months ended October 31, 2019, and the Company also recorded a loss from disposal discontinued operations of approximately $233,000 at October 31, 2019. Our total loss from discontinued operations amounted to $253,000 or $0.00 per share (basic and diluted) for the six months ended October 2019.

The summarized operating result of discontinued operations included in our unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$733,441
Cost of revenues	-	-	-	572,357
Gross profit	-	-	-	161,084
Operating expenses	-	-	-	172,142
Other income, net	-	-	-	8,958
Loss before income taxes	-	-	-	20,016
Income tax expense	-	-	-	-
Loss from discontinued operations	-	-	-	20,016
Loss from disposal, net of taxes	-	-	-	960
Loss from sales of subsidiary	-	-	-	232,455
Total loss from discontinued operations	$-	$-	$-	$253,431

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Yulong hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss for three months ended October 31, 2020 by the percentage ownership in Qufu Shengren not directly attributable to us. For the three and six months ended October 31, 2020, the noncontrolling interest attributable to ownership interests in Qufu Shengren not directly attributable to us was 38.7%. Net loss attributable to noncontrolling interest amounted to approximately $255,000 and $648,000 for the three and six months ended October 31, 2020, respectively.

Net Income (Loss) Attributable to Sunwin Sunwin Stevia International, Inc.

Our net loss attributable to Sunwin Sunwin Stevia International, Inc. in the three months ended October 31, 2020 was approximately $403,000, or $(0.00) per share (basic and diluted), compared to net income of $192,000, or $0.00 per share (basic and diluted),  in the three months ended October 31, 2019.

Our net loss attributable to Sunwin Sunwin Stevia International, Inc. in the six months ended October 31, 2020 was approximately $1,066,000, or $(0.01) per share (basic and diluted), compared to net loss of $191,000, or $0.00 per share (basic and diluted),  in the six months ended October 31, 2019.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive loss on the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $550,000 for the three months ended October 31, 2020, as compared to a foreign currency translation loss of $106,000 for the three months ended October 31, 2019. We also reported a foreign currency translation gain of $681,000 for the six months ended October 31, 2020, as compared to a foreign currency translation gain of $162,000 for the six months ended October 31, 2019.  This non-cash gain had the effect of reducing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At October 31, 2020, we had working capital deficit of approximately $2,213,000, including cash of approximately $397,000, as compared to working capital of approximately $3,470,000, including cash of approximately $1,138,000 at April 30, 2020. The approximate $741,000 decrease in our cash at October 31, 2020 from April 30, 2020 is primarily attributable to net cash used in investing activities of approximately $97,000 and cash used in financing activities for repayment loans and repayment of related party advances of approximately $895,000, offset by net cash provided by operating activities of approximately $222,000 during the six months  ended October 31, 2020. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

The COVID-19 Pandemic. On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in China in which the Company operates. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2020 and 2021, including but not limited to material negative impact to the Company’s total revenues, slower collection of accounts receivables and significant impairment to the Company’s equity investments. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

Capital Resources

The following table provides certain selected balance sheets comparisons as of October 31, 2020 and April 30, 2020:

	October 31,	April 30,	Increase
	2020	2020	(Decrease)%

Cash and cash equivalents	$396,579	$1,137,920	$(741,341)	(65.1)%
Accounts receivable, net	2,200,198	2,713,567	(513,369)	(18.9)%
Accounts receivable - related party	1,458,545	3,034,365	(1,575,820)	(51.9)%
Inventories, net	15,328,881	12,874,497	2,454,384	19.1%
Prepaid expenses and other current assets	960,832	693,552	267,280	38.5%
Total current assets	20,345,035	20,453,901	(108,866)	(0.5)%
Property and equipment, net	9,125,596	8,901,548	224,048	2.5%
Total assets	$29,470,631	$29,355,449	$115,182	0.4%

Accounts payable and accrued expenses	$10,040,575	$8,533,131	$1,507,444	17.7%
Short-term loans	2,997,613	3,378,380	(380,767)	(11.3)%
Due to related parties	5,094,261	5,072,451	21,810	0.4%
Total current liabilities	18,132,449	16,983,962	1,148,487	6.8%
Total liabilities	$18,132,449	$16,983,962	$1,148,487	6.8%

We maintain cash and cash equivalents in China and United States. At October 31, 2020 and April 30, 2020, bank deposits were as follows:

	October 31,	April 30,
Country	2020	2020
United States	$55,762	$83,830
China	340,817	1,054,090
Total	$396,579	$1,137,920

The majority of our cash balances at October 31, 2020 are in the form of RMB stored in bank account of China. Cash held in banks in the PRC is not insured. The value of cash on deposit in mainland China of $340,817 as of October 31, 2020 has been converted based on the exchange rate as of October 31, 2020. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for use outside of China.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $2,089,000 during the six months ended October 31, 2020, as a result of the decrease in both accounts receivable from the third parties and accounts receivable from related party as of October 31, 2020. The days for sales outstanding in accounts receivable increased to 37 days as of October 31, 2020, as compared to 20 days as of April 30, 2020. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from the related parties, decreased by approximately $513,000 during the six months ended October 31, 2020. The days for sales outstanding in accounts receivable for third party sales increased to 24 days as of October 31, 2020, as compared to 15 days as of April 30, 2020. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2021.

Inventories at October 31, 2020, net of reserve for obsolescence, totaled approximately $15,329,000, as compared to $12,874,000 as of April 30, 2020. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the fiscal year ended April 30, 2020. These inventories have not yet been sold due to the market demands not raising as much as we predicted; however, the current inventory level will prepare us for our anticipated upcoming increase in price.

Our accounts payable and accrued expenses were approximately $10,041,000 at October 31, 2020, an increase of approximately $1,507,000 from April 30, 2020. The increase is primarily due to our increase in procurements of raw material as a result of the raising sales of such materials during the six months ended October 31, 2020.

Loans payable at October 31, 2020 and April 30, 2020 totaled approximately $2,998,000 and $3,378,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 10%.  Range of maturity dates of the loan payable was from November 28, 2020 to October 6, 2021. During the six months ended October 31, 2020, loan amount of approximately $678,000 was repaid in cash.

Due to related parties at October 31, 2020 and April 30, 2020 totaled approximately $5,094,000 and $5,072,000, respectively. As of October 31, 2020, the balance we owed Qufu Shengren Pharmaceutical Co., Ltd. (“Pharmaceutical Corporation”), Qufu Shengwang Import and Export Co., Ltd.  and Mr. Weidong Chai, a management member of Pharmaceutical Corporation, amounted to approximately $3,418,493, $1,471,087, and $204,681, respectively. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to approximately $3,982,000, $907,000, and $184,000, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $222,000 for the six months ended October 31, 2020, primarily due to a decrease of approximately $648,000 in accounts receivable and note receivable from a third party, a decrease of approximately $1,677,000 in accounts receivable - related party  and an  increase in accounts payable and accrued expenses of approximately $1,074,000, offset by an increase of approximately $1,680,000 in inventories, an increase of approximately $321,000 in prepaid expenses and other current assets, a decrease of approximately $89,000 in taxes payable, and a net loss of approximately $1,714,000 adjusted by non-cash working capital, depreciation expense of $627,000.

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

NET CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $97,000 during the six months ended October 31, 2020 due to capital expenditures for property and equipment.

Net cash provided by investing activities from continuing operations amounted to $148,000 in investment activities, including the proceeds received from disposal of discontinued subsidiary of approximately $1,145,000 and a proceed received from disposal of equipment of $30,000, offset by approximately $1,028,000 in purchases of property and equipment in the six months ended October 31, 2019.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash used in financing activities from operations amounted to approximately $895,000 in the six months ended October 31, 2020, primarily due to repayment of short term loans in a total amount of approximately $678,000 and repayment of related party advances of approximately $7,755,000 and offset by advances received from related parties of approximately $7,539,000.

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2020.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2020 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended October 31, 2020. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended October 31, 2020 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 11, 2020	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: December 11, 2020	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer