Form 10-Q
period 2021-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2021-03-15
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 15, 2021, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
 QUARTERLY PERIOD ENDED JANUARY 31, 2021

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2021 is referred to as "fiscal 2021" and the year ended April 30, 2020 is referred to as "fiscal 2020".  Also, the three month period ended January 31, 2021 is our third quarter and is referred to as the "third quarter of fiscal 2021". Likewise, the three month period ended January 31, 2020 is referred to as the "third quarter of fiscal 2020".

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
iii

ITEM I - FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2021	April 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,471	$1,137,920
Accounts receivable, net	2,193,000	2,713,567
Accounts receivable - related party	3,142,845	3,034,365
Inventories, net	14,261,652	12,874,497
Prepaid expenses and other current assets	785,830	693,552
Total Current Assets	20,608,798	20,453,901
Property and equipment, net	9,580,776	8,901,548
Total Assets	$30,189,574	$29,355,449

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,647,602	$8,533,131
Short-term loans	2,923,674	3,378,380
Due to related parties	7,621,248	5,072,451
Total Current Liabilities	20,192,524	16,983,962
Total Liabilities	20,192,524	16,983,962

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(42,263,997)	(40,118,394)
Accumulated other comprehensive income	5,252,861	4,557,898
Total Sunwin Stevia International, Inc. Stockholders' Equity	10,920,847	12,371,487
Noncontrolling interest	(923,797)	-
Total Stockholders' Equity	9,997,050	12,371,487

Total Liabilities and Stockholders' Equity	$30,189,574	$29,355,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020
Revenues	$4,230,453	$3,419,294	$13,449,457	$13,372,391
Revenues - related parties	2,756,224	1,784,135	5,010,742	5,882,694
Total revenues	6,986,677	5,203,429	18,460,199	19,255,085
Cost of revenues	3,871,941	2,733,284	13,126,635	10,472,794
Cost of revenues - related parties	3,431,319	1,955,319	5,587,081	5,671,819
Total cost of revenues	7,303,260	4,688,603	18,713,716	16,144,613
Gross profit	(316,583)	514,826	(253,517)	3,110,472

Operating expenses:
Selling expenses	480,221	360,440	1,047,702	1,237,645
General and administrative expenses	440,744	481,087	1,086,304	1,165,182
Research and development expenses	541,733	633,668	974,300	1,279,620
Total operating expenses, net	1,462,698	1,475,195	3,108,306	3,682,447
Loss from operations	(1,779,281)	(960,369)	(3,361,823)	(571,975)

Other income (expenses)
Other income (expense)	80,151	1,624	78,964	(37,818)
Grant income	11	17,557	587	31,870
Interest income	170	281	663	549
Interest expense - related party	(5,391)	(32,023)	(27,065)	(96,123)
Interest expense	(56,506)	(208,942)	(166,450)	(446,288)
Total other income (expense)	18,435	(221,503)	(113,301)	(547,810)

Loss from continuing operations before income taxes	(1,760,846)	(1,181,872)	(3,475,124)	(1,119,785)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(1,760,846)	$(1,181,872)	$(3,475,124)	$(1,119,785)

Discontinued operations
Loss from discontinued operations, net of income tax	-	-	-	(20,016)
Loss from disposal of discontinued operations	-	-	-	(960)
Loss from sales of discontinued operations	-	-	-	(232,455)
Loss from discontinued operations, net of income tax	-	-	-	(253,431)

Net loss	(1,760,846)	(1,181,872)	(3,475,124)	(1,373,216)
Less: net loss attributable to noncontrolling interest	(681,222)	-	(1,329,521)	-
Net loss attributable to Sunwin Stevia International, Inc.	$(1,079,624)	$(1,181,872)	$(2,145,603)	$(1,373,216)

Comprehensive gain (loss):
Net loss	(1,079,624)	$(1,181,872)	$(2,145,603)	$(1,373,216)
Foreign currency translation adjustment	419,713	62,438	1,100,686	224,609
Total comprehensive loss	(659,911)	(1,119,434)	(1,044,917)	(1,148,607)
Less: foreign currency translation adjustment attributable to noncontrolling interest	153,777	-	405,723	-
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(813,688)	$(1,119,434)	$(1,450,640)	$(1,148,607)

Earnings per common share attributable to Sunwin Stevia International, Inc.:
Continuing operations - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations - basic and diluted	-	-	-	(0.00)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,475,124)	$(1,373,216)
Loss from discontinued operations	-	(253,431)
Net loss from continuing operations	(3,475,124)	(1,119,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	976,095	901,684
Provision for obsolete inventory	664,772	-
Loss on disposition of property and equipment	-	49,476
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	727,168	1,558,140
Accounts receivable - related party	172,894	(237,913)
Inventories	(806,358)	(1,165,364)
Prepaid expenses and other current assets	(13,638)	99,101
Accounts payable and accrued expenses	79,530	1,113,308
Taxes payable	137,303	47,704
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(1,537,358)	1,246,351
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	(340,629)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,537,358)	905,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of discontinued operations	-	1,145,180
Purchases of property and equipment	(528,708)	(1,389,304)
Proceed from disposal of equipment	-	30,474
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(528,708)	(213,650)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-
NET CASH USED IN INVESTING ACTIVITIES	(528,708)	(213,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	20,555	429,443
Repayment of short term loans	(911,747)	-
Advance from related parties	10,413,224	4,980,422
Repayment of related party advances	(8,414,263)	(6,215,431)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	1,107,768	(805,566)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,107,768	(805,566)

EFFECT OF EXCHANGE RATE ON CASH	45,849	(24,196)
NET DECREASE IN CASH	(912,449)	(137,689)

Cash at the beginning of period	1,137,920	294,199
Cash at the end of period	225,471	156,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$17,408	$79,193

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$232,100	$62,767
Accrued interest payable to related party	$14,199	$127,330
Liability assumed in connection with discontinued operations	$-	$3,565,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Total shareholders’ equity, beginning balances	$11,338,182	$3,507,864	$12,371,487	$3,537,037

Common stock and additional paid-in capital:
Beginning balances	47,931,983	37,880,912	47,931,983	37,880,912
Common stock issued	-	-	-	-
Ending balances	47,931,983	37,880,912	47,931,983	37,880,912

Accumulated deficit
Beginning balances	(41,184,373)	(38,694,600)	(40,118,394)	(38,503,256)
Net loss	(1,079,624)	(1,181,872)	(2,145,603)	(1,373,216)
Ending balances	(42,263,997)	(39,876,472)	(42,263,997)	(39,876,472)

Accumulated other comprehensive income/(loss):
Beginning balances	4,986,925	4,321,552	4,557,898	4,159,381
Foreign currency translation adjustment	265,936	62,438	694,963	224,609
Ending balances	5,252,861	4,383,990	5,252,861	4,383,990

Noncontrolling Interest:
Beginning balances	(396,353)	-	-	-
Net loss	(681,222)	-	(1,329,521)	-
Accumulated other comprehensive income	153,778	-	405,724	-
Ending balances	(923,797)	-	(923,797)	-

Total shareholders’ equity, ending balances	$9,997,050	$2,388,430	$9,997,050	$2,388,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2021

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

For the nine months ended January 31, 2021 and fiscal year 2020, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

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

Qufu Shengren Import and Export

On October 9, 2019, Qufu Shengren invested RMB2,000,000 (approximately $288,000) in a new entity, Qufu Shengren Import and Export Co., Ltd. (“Qufu Shengren Import and Export”), a Chinese limited liability company, a 100% owned subsidiary of Qufu Shengren. Qufu Shengren Import and Export focuses on the export of our Stevia products, and the import and export of technology and other relevant products; we expect to increase operations in this subsidiary in the near future.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2020 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the nine months ended January 31, 2021 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2021, we held $161,843 of our cash and cash equivalents with commercial banking institutions in the PRC, and $63,628 with banks in the United States. As of April 30, 2020, we held $1,054,090 of our cash and cash equivalents with commercial banking institution in PRC, and $83,830 in the United States. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $75,000), As a result, cash held in PRC financial institutions of $50,087 and $946,274 is not insured as of January 31, 2021 and April 30, 2020, respectively. We have not experienced any losses in such bank accounts through January 31, 2021.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of January 31, 2021 and April 30, 2020, the allowance for doubtful accounts was $81,840 and $74,665, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of January 31, 2021, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of January 31, 2021 and April 30, 2020, the Company wrote down inventories of $664,772 and $113,155, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $0 and $19,842 at January 31, 2021 and April 30, 2020, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of January 31, 2021 and April 30, 2020 amounted to $437,757 and $266,708, respectively, consisted primarily of VAT taxes.

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

The Company is also a lessor, which is an entity that leases an underlying asset to a third party, The Company’s lease revenue is recognized under ASC Topic 842, Leases, (“ASC 842”), which was adopted on May 1, 2019. In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The Company’s lease has been accounted for as operating lease. Rental revenue is recognized on a straight-line basis over the terms of the lease of five years. Actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental revenue recognized for the period. The difference by which straight-line rental revenue exceeded rents billed in accordance with lease agreements is recorded as “accounts receivable”. The difference by which rents billed in accordance with lease agreements exceeded straight-line rental revenue is recorded as “advances from customer”. The Company does not offset lease income and lease expense.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
Numerator:	2021	2020	2021	2020
Net loss attributable to Sunwin Stevia International, Inc.	$(1,079,624)	$(1,181,872)	$(2,145,603)	$(1,373,216)
Net loss from continuing operations	$(1,079,624)	$(1,181,872)	$(2,145,603)	$(1,119,785)
Net loss from discontinued operation	-	-	-	(253,431)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average outstanding average number of common shares outstanding	199,632,803	182,066,546	199,632,803	199,632,803
Basic and diluted loss per common share:
Net loss from continuing operations - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net loss from discontinued operations - basic and diluted	-	-	-	(0.00)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.1)

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

As of January 31, 2021	RMB 6.43 to $1.00
As of April 30, 2020	RMB 7.05 to $1.00

Nine months ended January 31, 2021	RMB 6.81 to $1.00
Nine months ended January 31, 2020	RMB 6.99 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended January 31, 2021 and 2020 included net loss and unrealized gains from foreign currency translation adjustments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $541,733 and $633,668 for the three months ended January 31, 2021 and 2020, and $974,300 and $1,279,620 for the nine months ended January 31, 2021 and 2020, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $28,135 and $27,547 for the three months ended January 31, 2021 and 2020, and $64,113 and $75,642 for the nine months ended January 31, 2021 and 2020, respectively.

ADVERTISING

Advertising is expensed as incurred and is included in selling expenses and totaled $0 and $50,500 for the three months ended January 31, 2021 and 2020, and $51,081 and $298,750 for the nine months ended January 31, 2021 and 2020, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $3,475,000 for the nine months ended January 31, 2021 and has a significant accumulated deficit of $42.3 million as of January 31, 2021. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 3 - NONCONTROLLING INTEREST

Noncontrolling interest on the condensed consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2020. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of April 30, 2020, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $923,797 as of January 31, 2021.

NOTE 4 - DISCONTINUED OPERATIONS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer"), for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,163,000) based on the estimated net book value as of July 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount Qufu Shengwang owes to Qufu Natural Green of approximately RMB26,000,000 (approximately $3,779,000), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received the first installment of RMB5,000,000 on July 30, 2019, and received the second installment of RMB3,000,000 on August 20, 2019. The Buyer settled all liabilities of Qufu Shengwang due to Natural Green by assuming the liabilities on behalf of Qufu Shengren in the amount of approximately RMB 26,000,000 (approximately $3,779,000) due to another third party.

The Company did not have assets and liabilities on discontinued operations in the Company's condensed consolidated financial statements as of January 31, 2021 and April 30, 2020. The following table presents the results of discontinued operations in the three and nine months ended January 31, 2021 and 2020:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$733,441
Cost of revenues	-	-	-	572,357
Gross profit	-	-	-	161,084
Operating expenses	-	-	-	172,142
Other income, net	-	-	-	8,958
Loss before income taxes	-	-	-	20,016
Income tax expense	-	-	-	-
Loss from discontinued operations	-	-	-	20,016
Loss from disposal, net of taxes	-	-	-	960
Loss from sales of subsidiary	-	-	-	232,455
Total loss from discontinued operations	$-	$-	$-	$253,431

For the nine months ended January 31, 2021 and 2020, loss from discontinued operations amounted to $0 and $20,016. The Company realized a loss of $233,415 from the disposal of 100% equity of Qufu Shengwang, which was reflected as loss from sale of discontinued operations on the condensed consolidated statement of operations for the nine months ended January 31, 2020.

NOTE 5 - INVENTORIES

As of January 31, 2021 and April 30, 2020, inventories consisted of the following:

	January 31, 2021	April 30, 2020
	(unaudited)
Raw materials	$3,707,454	$4,676,361
Work in process	5,026,279	3,235,156
Finished goods	5,527,919	4,962,980
	14,261,652	12,874,497
Less: reserve for obsolete inventory	-	-
Total inventories, net	$14,261,652	$12,874,497

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of January 31, 2021 and April 30, 2020 totaled $785,830 and $693,552, respectively. As of January 31, 2021, prepaid expenses and other current assets includes $573,120 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $212,710 for business related employees' advances. As of April 30, 2020, prepaid expenses and other current assets includes $510,723 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $182,829 for business related employees' advances.

NOTE 7 - PROPERTY AND EQUIPMENT

As of January 31, 2021 and April 30, 2020, property and equipment consisted of the following:

	January 31, 2021	April 30, 2020
(Estimated Life)	(unaudited)
Office equipment (3-15 Years)	$497,028	$394,019
Auto and trucks (2-10 Years)	642,712	586,364
Manufacturing equipment (2-15 Years)	7,940,665	6,559,726
Buildings (5-30 Years)	10,169,809	9,248,227
Construction in process	17,620	7,834
	19,267,834	16,796,170
Less: accumulated depreciation	(9,687,058)	(7,894,622)
Total property and equipment, net	$9,580,776	$8,901,548

For the three months ended January 31, 2021 and 2020, depreciation expense totaled $349,535 and $333,339, of which $301,655 and $223,228 were included in cost of revenues, respectively, and of which $47,880 and $110,111 were included in general and administrative expenses, respectively. For the nine months ended January 31, 2021 and 2020, depreciation expense totaled $976,095 and $901,684, of which $882,668 and $720,560 was included in cost of revenues, respectively, and of which $93,428 and $181,124 were included in general and administrative expenses, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

As of January 31, 2021 and April 30, 2020, $3,142,845 and $3,034,365 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended January 31, 2021 and 2020, we recorded revenue - related party and cost of revenue – related party of $2,756,224 and $1,784,135, and $3,431,319 and $1,955,319, respectively, from Qufu Shengwang Import and Export. For the nine months ended January 31, 2021 and 2020, we recorded revenue - related party and cost of revenue – related party of $5,010,742 and $5,882,694, $5,587,081 and $5,671,819, respectively, from Qufu Shengwang Import and Export.

Due to related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the nine months ended January 31, 2021 and 2020, we received advances from related parties for working capital that totaled $10,413,224 and $4,980,422, respectively, and we repaid to related parties a total of $8,414,263 and $6,215,431, respectively.

In the three months ended January 31, 2021 and 2020, interest expense related to due to related parties amounted to $5,391 and $32,023, and nine months ended January 31, 2021 and 2020, interest expense related to due to related parties amounted to $27,065 and $96,123, respectively, which were included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss, and in connection with the advances of RMB5,000,000 (approximately $717,000) and RMB8,000,000 (approximately $1,147,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. On December 12, 2019 and August 9, 2020, we repaid in full amount of the above advance of RMB8,000,000 and RMB5,000,000 with accrued interest, respectively.

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

As of January 31, 2021, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $3,541,564, $3,862,550, and $217,134, respectively. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $3,981,915, $906,879, and $183,657, respectively.

As of January 31, 2021 and April 30, 2020, balance due to related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2020	$3,981,915	$906,879	$183,657	$5,072,451
Working capital advances from related parties	295,497	10,102,047	15,680	10,413,224
Repayments	(1,072,570)	(7,340,959)	(734)	(8,414,263)
Effect of foreign currency exchange	336,722	194,583	18,531	549,836
Balance due to related parties, January 31, 2021	$3,541,564	$3,862,550	$217,134	$7,621,248

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

The Company received the second year's lease payment of RMB3,000,000 in August 2020. The Company recorded revenues of $104,866 and $98,571 from this operating lease in the three months ended January 31, 2021 and 2020, and the Company recorded revenues of $303,067 and $210,822 from this operating lease in the nine months ended January 31, 2021 and 2020.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of January 31, 2021 and April 30, 2020:

Account	January 31, 2021	April 30, 2020
	(unaudited)
Accounts payable	$6,452,777	$6,443,200
Advanced from customers	408,175	172,512
Accrued salary payable	137,523	142,199
Tax payable	437,757	266,708
Other payable*	2,211,370	1,508,512
Total accounts payable and accrued expenses	$9,647,602	$8,533,131

* As of January 31, 2021, other payables consists of general liability, worker's compensation, and medical insurance payable of $417,295, consulting fee payable of $211,046, union and education fees payable of $137,890, interest payables for short-term loans of $144,602, safety production fund payable of $234,628, advances from the employees of $147,335, security deposit for sub-contractor of $155,497 and other miscellaneous payables of $763,075. As of April 30, 2020, other payables consists of general liability, worker's compensation, and medical insurance payable of $409,811, consulting and service fee payable of $256,304, union and education fees payable of $125,800, interest payables for short-term loans of $129,976, safety production fund payable of $140,274, advances from the employees of $98,775, deposit for operating lease of $141,864 and other miscellaneous payables of $205,708.

NOTE 11 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of January 31, 2021 and April 30, 2020, short-term loans consisted of the following:

	January 31, 2021	April 30, 2020
	(unaudited)
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2021, with an annual interest rate of 10%, renewed at October 6, 2020.	$34,209	$31,210
Loans from Jianjun Yan, non-related individual, due on October 6, 2021, with an annual interest rate of 10%, renewed at on October 7, 2020.	1,515,046	1,256,562
Loan from Jianjun Yan, non-related individual, due on March 31, 2021, with annual interest rate of 4%, renewed at April 1, 2020, and partially repaid approximately $514,000 in July 2020.	774,327	1,202,965
Loan from Junzhen Zhang, non-related individual, due on October 5, 2021, with an annual interest rate of 10%, renewed at October 6, 2020, and accrued interest converted into debt principal.	27,367	22,698
Loan from Junzhen Zhang, non-related individual, due on November 30, 2021, with an annual interest rate of 10%, signed at December 1, 2020.	21,770	-
Loan from Jian Chen, non-related individual, due on January 27, 2021 and April 11, 2021, bearing an annual interest rate of 10%, with the principal amount of RMB770,000 ($109,236) and RMB440,000 ($62,420), renewed on January 27, 2020 and April 11, 2020, respectively. The Company repaid off these loans and accrued interest to him in July 2020.	-	171,656
Loan from Qing Kong, non-related individual, due on March 6, 2021, with an annual interest rate of 10%, renewed on March 7, 2020. This loan was renewed on March 7, 2021 for the term of another one year.	90,188	82,281
Loan from Qing Kong, non-related individual, due on January 8, 2022, with an annual interest rate of 10%, renewed on January 9, 2021.	41,393	34,331
Loan from Guihai Chen, non-related individual, due on March 9, 2021, with an annual interest rate of 10%, renewed on March 10, 2020. This loan was renewed on March 10, 2021 for the term of another one year.	22,547	20,570
Loan from Guihai Chen, non-related individual, due on September 20, 2021, with an annual interest rate of 10%, renewed at September 21, 2020, and accrued interest converted into debt principal.	37,630	31,210
Loan Weifeng Kong, non-related individual, due on November 28, 2021, with an annual interest rate of 10%, renewed on November 29, 2020.	31,099	28,373
Loan from Huagui Yong, non-related individual, due on April 8, 2021, with an annual interest rate of 6.3% at April 9, 2020.	77,748	70,932
Loan from Guohui Zhang, non-related individual, due on January 16, 2021, with an annual interest rate of 4% at January 17, 2020, and partially repaid RMB1,500,000 ($220,229) in November 2020. Remaining principal balance and accrued interest renewed on January 17, 2021 for the term of one year.	250,350	425,592
Total short-term loan payable	$2,923,674	$3,378,380

For the three and nine months ended January 31, 2021 and 2020, interest expense related to short-term loans amounted to $56,506 and $208,942, and $166,450 and $446,288, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - STOCKHOLDERS' EQUITY.

As of January 31, 2021, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 shares issued and outstanding as of January 31, 2021 and April 30, 2020.

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

NOTE 13 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and nine months ended January 31, 2021 and 2020; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2021 and 2020 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenues:
Stevioside - third parties	$4,125,587	$3,320,723	$13,146,390	$12,617,001
Stevioside - related parties	2,756,224	1,784,135	5,010,742	5,882,694
Total Stevioside	6,881,811	5,104,858	18,157,132	18,499,695

Corporate and other – third party	104,866	98,571	303,067	755,390
Corporate and other – related party	-	-	-	-
Total Corporate and other	104,866	98,571	303,067	755,390
Total segment and consolidated revenues	$6,986,677	$5,203,429	$18,460,199	$19,255,085

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Interest (expense) income:
Stevioside	$(61,727)	$(240,684)	$(192,852)	$(541,862)
Corporate and other	-	-	-	-
Total segment and consolidated interest expense	$(61,727)	$(240,684)	$(192,852)	$(541,862)
Depreciation and amortization:
Stevioside	$289,361	$275,906	$809,215	$763,429
Corporate and other	60,174	57,433	166,880	138,255
Total segment and consolidated depreciation and amortization	$349,535	$333,339	$976,095	$901,684
Loss from continuing operations before income taxes:
Stevioside	$(1,808,789)	$(1,273,854)	$(3,578,716)	$(1,235,259)
Corporate and other	47,943	91,982	103,592	115,474
Total consolidated loss from continuing operations before income taxes	$(1,760,846)	$(1,181,872)	$(3,475,124)	$(1,119,785)

	January 31, 2021	April 30, 2020
Segment property and equipment:
Stevioside	$7,650,099	$6,976,153
Corporate and other	1,930,677	1,925,395
Total property and equipment	$9,580,776	$8,901,548

NOTE 14 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three and nine months ended January 31, 2021 and 2020, customers accounting for 10% or more of the Company's revenue were as follows:

	For the three months ended January 31,		For the nine months ended January 31,
Customer	2021	2020	2021	2020
A (1)	39.4%	34.3%	27.1%	30.6%
B	*	11.4%	16.3%	*
C	*	10.7%	*	*

(1)    Qufu Shengwang Import and Export Co., Ltd is a related party.

*     Less than 10%.

(ii)    Vendor Concentrations

For the three and nine months ended January 31, 2021 and 2020, suppliers accounting for 10% or more of the Company's purchase were as follows:

	For the three months ended January 31,		For the nine months ended January 31,
Supplier	2021	2020	2021	2020
A	*	*	17.0%	10.9%
B	28.5%	15.5%	12.3%	17.0%
C	*	-	*	10.6%
D	12.0%	-	*	-
E	-	40.7%	-	27.7%
F	*	12.1%	*	*
G	-	*	17.3%	*
H	16.2%	-	*	*
I	22.8%	-	14.1%	-

*	Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of January 31, 2021 and April 30, 2020, we had $161,843 and $1,054,090 of cash balance held in PRC banks, respectively. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank accounts is insured up to RMB500,000 (approximately $75,000). As a result, cash held in PRC financial institutions of $50,087 and $946,274 are not insured as of January 31, 2021 and April 30, 2020. We have not experienced any losses in such accounts through January 31, 2021. Our cash position by geographic area was as follows:

Country:	January 31, 2021		April 30, 2020
United States	$63,628	28.2%	$83,830	7.4%
China	161,843	71.8%	1,054,090	92.6%
Total cash and cash equivalents	$225,471	100.00%	$1,137,920	100.00%

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

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure in the notes to the consolidated financial statements.

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

Impact of COVID-19 Pandemic on the Company’s Operations

Since early 2020, the epidemic of the novel strain of coronavirus (COVID-19) (the “COVID-19 pandemic”) has spread across China and other countries, and has adversely affected businesses and economic activities in the first quarter of 2020 and beyond. The Company followed the restrictive measures implemented in China, by suspending onsite operation in January, 2020 and having employees work remotely until late March 2020, when the Company assessed the situation and started to gradually resume normal operation at areas deemed safe while implementing effective health measures. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. As of January 2021, we have been able to resume some of our manufacturing operations, however, our sales and promotional efforts as still severely impacted by the global pandemic. We are able to maintain certain income from previous existing orders and finished products, however, we anticipate significant economic impact related to COVID-19. Due to the high uncertainty of the evolving situation, the Company has limited foresight on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

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

OUR PERFORMANCE

 Our revenues totaled approximately $6,987,000 during the three months ended January 31, 2021, an increase of 34.3%, as compared with the same period in 2020, and our gross margin decreased to (4.5)% from 9.9% due to significant increase in COVID related costs. Our total operating expenses in the three months ended January 31, 2021 decreased by approximately $12,000, or 0.8% compared to the same period in 2020 primarily due to a decrease of approximately $40,000, or 8.4% in general and administrative expenses and a decrease of approximately $92,000, or 14.5% in research and development expenses, offset by an increase of approximately $120,000, or 33.2% in selling expense. Our net loss from continuing operations for the three months ended January 31, 2021 was approximately $1,779,000, compared to a net loss from continuing operations of $960,000 in three months ended January 31, 2020.

Our revenues totaled approximately $18,460,000 during the nine months ended January 31, 2021, a decrease of 4.1%, as compared with the same period in 2020, and our gross margin decreased to (1.4)% from 16.2%. Our total operating expenses in the nine months ended January 31, 2021 decreased by approximately $574,000, or 15.6% compared to the same period in 2020 primarily due to a decrease of approximately $190,000, or 15.3% in selling expense, a decrease of approximately $79,000, or 6.8% in general and administrative expense, and a decrease of approximately $305,000, or 23.9% in research and development expenses. Our net loss from continuing operations for the nine months ended January 31, 2021 was approximately $3,475,000, compared to a net loss from continuing operations of $1,120,000 in nine months ended January 31, 2020.

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2020 and 2021, as well as negative impact from the global COVID-19 pandemic. During the fiscal year ended April 30, 2021, the market prices of stevioside products continue to be impacted by strong price competition among Chinese manufacturers. With this being a product gaining large market shares in China, in the recent years we have seen many competitors entering the market. These new competitors use lower pricing as their effort to gain market share as they initially entering the market, thus driving down the average prices for stevia products. We expect the pressure from pricing competition to continue in fiscal 2021. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will also continue to increase in fiscal 2021 since the demand for raw material may increase as the market grows, while the production of the raw material experiences negative impact due to the global pandemic.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2021 and 2020. The percentages represent each line item as a percent of revenues:

For the Three Months ended January 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$6,881,811	100.0%	$104,866	100.0%	$6,986,677	100.0%
Cost of goods sold	7,246,458	105.3%	56,802	54.2%	7,303,260	104.5%
Gross profit	(364,647)	(5.3)%	48,064	45.8%	(316,583)	(4.5)%
Selling expenses	480,210	7.0%	11	0.0%	480,221	6.9%
General and administrative expenses	440,634	6.4%	110	0.1%	440,744	6.3%
Research and development expenses	541,733	7.9%	-	-	541,733	7.8%
Income (loss) from operations	(1,827,224)	(26.6)%	47,943	45.7%	(1,779,281)	(25.5)%
Other income (expenses)	18,435	0.3%	-	-	18,435	0.3%
Income (loss) from continuing operations before income taxes	$(1,808,789)	(26.3)%	$47,943	45.7%	$(1,760,846)	(25.2)%

For the Three Months ended January 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$5,104,858	100.0%	$98,571	100.0%	$5,203,429	100.0%
Cost of goods sold	4,688,555	91.8%	48	0.0%	4,688,603	90.1%
Gross profit	416,303	8.2%	98,523	100.0%	514,826	9.9%
Selling expenses	360,440	7.1%	-	-	360,440	6.9%
General and administrative expenses	474,548	9.3%	6,539	6.6%	481,087	9.2%
Research and development expenses	633,668	12.4%	-	-	633,668	12.2%
Income (loss) from operations	(1,052,351)	(20.6)%	91,982	93.4%	(960,369)	(18.5)%
Other expenses	(221,503)	(4.3)%	-	-	(221,503)	(4.3)%
Income (loss) from continuing operation before income taxes	$(1,273,854)	(25)%	$91,982	93.4%	$(1,181,872)	(22.7)%

The following table summarizes our results from operations for the nine month periods ended January 31, 2021 and 2020.

For the Nine Months ended January 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$18,157,132	100.0%	$303,067	100.0%	$18,460,199	100.0%
Cost of goods sold	18,550,208	102.2%	163,508	54.0%	18,713,716	101.4%
Gross profit	(393,076)	(2.2)%	139,559	46.0%	(253,517)	(1.4)%
Selling expenses	1,047,115	5.8%	587	0.2%	1,047,702	5.7%
General and administrative expenses	1,050,924	5.8%	35,380	11.7%	1,086,304	5.9%
Research and development expenses	974,300	5.4%	-	-	974,300	5.3%
Income (loss) from operations	(3,465,415)	(19.1)%	103,592	34.2%	(3,361,823)	(18.2)%
Other expenses	(113,301)	(0.6)%	-	-	(113,301)	(0.6)%
Income (loss) from continuing operations before income taxes	$(3,578,716)	(19.7)%	$103,592	34.2%	$(3,475,124)	(18.8)%

For the Nine Months ended January 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$18,499,696	100.0%	$755,389	100.0%	$19,255,085	100.0%
Cost of goods sold	15,727,024	85.0%	417,589	55.3%	16,144,613	83.8%
Gross profit	2,772,672	15.0%	337,800	44.7%	3,110,472	16.2%
Selling expenses	1,215,596	6.6%	22,049	2.9%	1,237,645	6.4%
General and administrative expenses	1,009,492	5.5%	155,690	20.6%	1,165,182	6.1%
Research and development expenses	1,277,972	6.9%	1,648	0.2%	1,279,620	6.6%
Income (loss) from operations	(730,388)	(3.9)%	158,413	21.0%	(571,975)	(3.0)%
Other expenses	(504,871)	(2.7)%	(42,939)	(5.7)%	(547,810)	(2.8)%
Income (loss) from continuing operation before income taxes	$(1,235,259)	(6.7)%	$115,474	15.3%	$(1,119,785)	(5.8)%

Revenues

Total revenues in the three months ended January 31, 2021 increased by approximately 34.3%, as compared to the same period in 2020. Stevioside revenues, which accounts for 98.5% and 98.1% of our total revenues in the three months ended January 31, 2021 and 2020, respectively, increased by 34.8%.

Within our Stevioside segment, revenues from sales to third parties increased by 24.2% and sales to the related party increased by 54.5% in the three months ended January 31, 2021, as compared to the same period in 2020, primarily due to the results of our sales efforts in both domestic and international markets after removal of travel restrictions in China as the markets gradually recover from the global pandemic. We sold 227 metric tons and 168 metric tons of stevioside for the three months ended January 31, 2021 and 2020, respectively. We generated approximately $1,166,000 and $605,000 in revenue from producing 42 metric tons and 29 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products. Restructuring by enzyme based on our Stevioside products accounted for approximately 19.5% and 11.5% in the three months ended January 31, 2021 and 2020, respectively, of our total Stevioside segment revenues. Our low grade ordinary stevia products generated an amount of approximately $2,242,000, 37.5% of total revenue of our Stevioside segment for three months ended January 31, 2021.

Total revenues in the nine months ended January 31, 2021 decreased by 4.1% as compared to the same period in 2020.  Stevioside revenues, which accounts for 98.4% and 96.1% of our total revenues in the nine months ended January 31, 2021 and 2020, respectively. During the nine months ended January 31, 2021, within our Stevioside segment, our sales volume increased by approximately 35 metric tons, a 6.1% increase. Stevioside revenues from sales to third parties increased by 4.2%, but sales to the related parties decreased by 14.8% in the nine months ended January 31, 2021, as compared to the same period in 2020. Restructuring by enzyme based on our Stevioside products accounted for approximately 16.6% and 20.4% in the nine months ended January 31, 2021 and 2020, respectively, of our total Stevioside segment revenues. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 46.8% and 56.5% of total revenue of our Stevioside segment for three and nine months ended January 31, 2021, respectively.

Our unit sale price fluctuated from month to month in the three and nine months ended January 31, 2021, which was mainly affected by the market environment; the average unit sale price decreased by approximately 17.9% and 10.7%, compared to the same period in 2020, respectively. We face challenges due to competitive pricing and difficulties sourcing raw materials in 2021; the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers.

Cost of Revenues and Gross Margin

Cost of revenues in the three and nine months ended January 31, 2021 increased by 55.8% and 15.9%, compared to the same period in 2020, respectively. Cost of revenues as a percentage of revenues increased from 90.1% to 104.5% during the three months ended 2020 compared to the same period in 2020. Cost of revenues as a percentage of revenues increased from 83.8% to 101.4% during the nine months ended 2020 compared to the same period in 2020. Our consolidated gross margin for the three and nine months ended by January 31, 2021 was (4.5)% and (1.4)%, as compared to 9.9% and 16.2% in the same period in 2020, which was primarily due to the epidemic of the novel strain of coronavirus COVID-19 pandemic adversely affected businesses and economic activities in 2020, and our efforts to insure safety in production and transportation.

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

Selling Expenses

For the three months ended January 31, 2021, we had an increase of approximately $120,000, or 33.2% in selling expenses, as compared to the same period in 2020. The increase was primarily due to the approximately $210,000 increase in promotion expense, a $35,000 increase in commission expense, and a $11,000 increase in miscellaneous expense, offset by a $54,000 decrease in advertising expenses, a $25,000 decrease in travel expense, a $28,000 decrease in salary, and a $29,000 decrease in office expense in the three months ended January 31, 2021.

For the nine months ended January 31, 2021, we had a decrease of approximately $190,000, or 15.3% in selling expenses, as compared to the same period in 2020. The decrease was primarily due to the approximately $206,000 decrease in marketing expense, a $248,000 decrease in advertising expenses, a $59,000 decrease in travel expense, a $47,000 decrease in salary, a $21,000 decrease in selling expense on Metformin product, a $12,000 decrease in shipping and freight, and a $29,000 decrease in miscellaneous expense, offset by approximately $409,000 increase in promotion expense and a $23,000 increase in commission expense in the nine months ended January 31, 2021.

General and Administrative Expenses

Our general and administrative expenses for the three months ended January 31, 2021 decreased by approximately $40,000, or 8.4% from the same period in 2020. The decrease was primarily due to a decrease of approximately $116,000 in insurance expense, a decrease of approximately $42,000 in service and consulting expense, a decrease of approximately $13,000 in repairs and maintenance fees, a decrease of approximately $44,000 in office expense, and a decrease of approximately $20,000 in travel expense, offset by a $32,000 increase in safety production fund, a $51,000 increase in marketing expense and a $29,000 increase in salary and welfare benefit expenses and a $83,000 decrease in miscellaneous expense in the three months ended January 31, 2021.

Our general and administrative expenses for the nine months ended January 31, 2021 decreased by approximately $79,000, or 6.8% from the same period in 2020. The decrease was primarily due to a decrease of approximately $37,000 in repairs and maintenance fees, a decrease of approximately $52,000 in depreciation expense, a decrease of approximately $126,000 in insurance expense, a decrease of approximately $50,000 in office expense, and a decrease of approximately $26,000 in travel expense, offset by a $90,000 increase in safety production fund, a $66,000 increase in salary and welfare benefit expenses, a $54,000 increase in marketing expense, and a $2,000 increase in miscellaneous expense in the nine months ended January 31, 2021.

Research and Development Expense

For the three and nine months ended January 31, 2021, our research and development expenses amounted to approximately $542,000 and $974,000, as compared to $634,000 and $1,280,000 for the same period in 2020, respectively. The decreases were primarily due to the decrease in spending for third party technical consulting fees in the three and nine months ended January 31, 2021.

 Other Income (Expenses)

For the three months ended January 31, 2021, other income, net of other expense, amounted to approximately $18,000, an increase of $240,000 as compared to the other expense, net of other income, amounted to approximately $222,000 for the three months ended January 31, 2020. The decrease of other expenses was primarily attributable to a decrease of interest expense to third parties and related parties of $179,000, and a decrease in other expenses of $79,000 for sales tax rebate, offset by a decrease in grant income of approximately $18,000.

For the nine months ended January 31, 2021, other expense, net of other income, amounted to approximately $113,000, a decrease of $435,000 as compared to the other expense, net of other income, amounted to approximately $548,000 for the nine months ended January 31, 2020. The decrease of other expenses was primarily attributable to a decrease of interest expense to third parties and related parties of $349,000, and a decrease in other expenses of $117,000, offset by an increase in grant income of $31,000.

Net Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $1,761,000 for the three months ended January 31, 2021, as compared with loss from continuing operations of $1,182,000 for the three months ended January 31, 2020, a change of $579,000, or 49.0%. The increase in net loss was primarily due to increased negative gross profit and increased operating expenses, offset by decreased other expenses in the three months ended January 31, 2021, compared to the three months ended January 31, 2020.

As a result of the foregoing, our loss from continuing operations was $3,475,000 for the nine months ended January 31, 2021, as compared with loss from continuing operations of $1,120,000 for the nine months ended January 31, 2020, a change of $2,355,000, or 210.3%. The increase in net loss was primarily due to increased negative gross profit, offset by decreased operating expenses and decreased other expenses in the nine months ended January 31, 2021, compared to the nine months ended January 31, 2020, as we discussed above.

Loss from Discontinued Operations

We did not have discontinued operations incurred in the nine months ended January 31, 2021. Our loss from discontinued operations amounted to $20,000 for the nine months ended January 31, 2020, and the Company also recorded a loss from disposal discontinued operations of approximately $233,000 at January 31, 2020. Our total loss from discontinued operations amounted to $253,000 or $0.00 per share (basic and diluted) for the nine months ended January 2020.

The summarized operating result of discontinued operations included in our unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$733,441
Cost of revenues	-	-	-	572,357
Gross profit	-	-	-	161,084
Operating expenses	-	-	-	172,142
Other income, net	-	-	-	8,958
Loss before income taxes	-	-	-	20,016
Income tax expense	-	-	-	-
Loss from discontinued operations	-	-	-	20,016
Loss from disposal, net of taxes	-	-	-	960
Loss from sales of subsidiary	-	-	-	232,455
Total loss from discontinued operations	$-	$-	$-	$253,431

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Yulong hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss for three months ended January 31, 2021 by the percentage ownership in Qufu Shengren not directly attributable to us. For the three and nine months ended January 31, 2021, the noncontrolling interest attributable to ownership interests in Qufu Shengren not directly attributable to us was 38.7%. Net loss attributable to noncontrolling interest amounted to approximately $681,000 and $1,330,000 for the three and nine months ended January 31, 2021, respectively.

Net Loss Attributable to Sunwin Stevia International, Inc.

Our net loss attributable to Sunwin Stevia International, Inc. in the three months ended January 31, 2021 was approximately $1,080,000, or $(0.01) per share (basic and diluted), compared to net loss of $1,182,000, or $(0.01) per share (basic and diluted), in the three months ended January 31, 2020.

Our net loss attributable to Sunwin Stevia International, Inc. in the nine months ended January 31, 2021 was approximately $2,146,000, or $(0.01) per share (basic and diluted), compared to net loss of $1,373,000, or $$(0.01) per share (basic and diluted), in the nine months ended January 31, 2020.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive loss on the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $420,000 and $62,000 for the three months ended January 31, 2021 and 2020, respectively. We also reported a foreign currency translation gain of $1,101,000 and $225,000 for the nine months ended January 31, 2021 and 2020, respectively.  This non-cash gain had the effect of reducing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

At January 31, 2021, we had working capital of approximately $416,000, including cash of approximately $225,000, as compared to working capital of approximately $3,470,000, including cash of approximately $1,138,000 at April 30, 2020. The approximate $912,000 decrease in our cash at January 31, 2021 from April 30, 2020 is primarily attributable to net cash used in operating activities of approximately $1,537,000 and net cash used in investing activities of approximately $529,000, offset by cash provided by financing activities of approximately $1,108,000 during the nine months ended January 31, 2021. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

Capital Resources

The following table provides certain selected balance sheets comparisons as of January 31, 2021 and April 30, 2020:

	January 31,	April 30,	Increase
	2021	2020	(Decrease)%

Cash and cash equivalents	$225,471	$1,137,920	$(912,449)	(80.2)%
Accounts receivable, net	2,193,000	2,713,567	(520,567)	(19.2)%
Accounts receivable - related party	3,142,845	3,034,365	108,480	3.6%
Inventories, net	14,261,652	12,874,497	1,387,155	10.8%
Prepaid expenses and other current assets	785,830	693,552	92,278	13.3%
Total current assets	20,608,798	20,453,901	154,897	0.8%
Property and equipment, net	9,580,776	8,901,548	679,228	7.6%
Total assets	$30,189,574	$29,355,449	$834,125	2.8%

Accounts payable and accrued expenses	$9,647,602	$8,533,131	$1,114,471	13.1%
Short-term loans	2,923,674	3,378,380	(454,706)	(13.5)%
Due to related parties	7,621,248	5,072,451	2,548,797	50.2%
Total current liabilities	20,192,524	16,983,962	3,208,562	18.9%
Total liabilities	$20,192,524	$16,983,962	$3,208,562	18.9%

We maintain cash and cash equivalents in China and United States. At January 31, 2021 and April 30, 2020, bank deposits were as follows:

	January 31,	April 30,
Country	2021	2020
United States	$63,628	$83,830
China	161,843	1,054,090
Total	$225,471	$1,137,920

The majority of our cash balances at January 31, 2021 are in the form of RMB stored in bank account of China. Cash held in banks in the PRC is not insured. The value of cash on deposit in mainland China of $161,843 as of January 31, 2021 has been converted based on the exchange rate as of January 31, 2021. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for use outside of China.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $412,000 during the nine months ended January 31, 2021, as a result of the decrease in accounts receivable from the third parties in amount of approximately $521,000, and offset by an increase of $108,000 in accounts receivable from related party as of January 31, 2021. The days for sales outstanding in accounts receivable increased to 27 days as of January 31, 2021, as compared to 20 days as of April 30, 2020. The days for sales outstanding in accounts receivable for third party sales increased to 17 days as of January 31, 2021, as compared to 15 days as of April 30, 2020. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2021.

Inventories at January 31, 2021, net of reserve for obsolescence, totaled approximately $14,262,000, as compared to $12,874,000 as of April 30, 2020. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the fiscal year ended April 30, 2020. These inventories have not yet been sold due to the market demands not raising as much as we predicted; however, the current inventory level will prepare us for our anticipated upcoming increase in price.

Our accounts payable and accrued expenses were approximately $9,648,000 at January 31, 2021, an increase of approximately $1,114,000 from April 30, 2020. The increase is primarily due to our increase in procurements of raw material as a result of the raising sales of such materials during the nine months ended January 31, 2021.

Loans payable at January 31, 2021 and April 30, 2020 totaled approximately $2,924,000 and $3,378,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 10%.  Range of maturity dates of the loan payable was from March 6, 2021 to January 16, 2022. During the nine months ended January 31, 2021, loan amount of approximately $912,000 was repaid in cash.

Due to related parties at January 31, 2021 and April 30, 2020 totaled approximately $7,621,000 and $5,072,000, respectively. As of January 31, 2021, the balance we owed Qufu Shengren Pharmaceutical Co., Ltd. (“Pharmaceutical Corporation”), Qufu Shengwang Import and Export Co., Ltd.  and Mr. Weidong Chai, a management member of Pharmaceutical Corporation, amounted to approximately $3,542,000, $3,863,000, and $217,000, respectively. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to approximately $3,982,000, $907,000, and $184,000, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $1,537,000 for the nine months ended January 31, 2021, primarily due to a net loss of approximately $3,475,000, adjusted by non-cash working capital, depreciation expense of $976,000 and provision for obsolete inventory of approximately $665,000, an increase of approximately $806,000 in inventories, an increase of approximately $14,000 in prepaid expenses and other current assets, offset by a decrease of approximately $727,000 in accounts receivable and note receivable from a third party, a decrease of approximately $173,000 in accounts receivable - related party  an  increase in accounts payable and accrued expenses of approximately $80,000, and an increase of approximately $137,000 in taxes payable.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $529,000 during the nine months ended January 31, 2021 due to capital expenditures for property and equipment.

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

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities from operations amounted to approximately $1,108,000 in the nine months ended January 31, 2021, primarily due to proceeds from loan of approximately $21,000 and advances received from related parties of approximately $10,413,000, offset by repayment of short term loans in a total amount of approximately $912,000 and repayment of related party advances of approximately $8,414,000.

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2021.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of January 31, 2021 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended January 31, 2021. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended January 31, 2021 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2021 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: March 15, 2021	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: March 15, 2021	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer