Form 10-K
period 2021-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2021-07-27
CIK 806592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value on October 31, 2020 was $6,581,385.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 27, 2021, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2020 is referred to as "fiscal 2020", the fiscal year ended April 30, 2021 is referred to as "fiscal 2021", and the coming fiscal year ending April 30, 2022 is referred to as "fiscal 2022."

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

-	"Qufu Shengren" refers to Qufu Shengren Pharmaceutical Co., Ltd., a Chinese limited liability company, and a 61% owned subsidiary of Qufu Natural Green; and
-	“Qufu Shengren Import and Export" refers to Qufu Shengren Import and Export Co., Ltd., a Chinese limited liability company, a 100% owned subsidiary of Qufu Shengren.

We also use the following terms when referring to certain related parties:
-	Mr. Laiwang Zhang, Chairman and a principal shareholder of our Company;
-	"Pharmaceutical Corporation" refers to Shandong Shengwang Pharmaceutical Co., Ltd., a Chinese limited liability company which is controlled by Mr. Laiwang Zhang;
-	"Qufu Shengwang Import and Export" refers to Qufu Shengwang Import and Export Co., Ltd., a Chinese limited liability company, controlled by Mr. Zhang; and
-	Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd.

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

STEVIOSIDE SEGMENT

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. For the fiscal years ended April 30, 2021 and 2020, our Stevioside segment generated revenues of $25.0 million and $25.2 million, representing 98% and 97% of our total consolidated revenues, respectively.

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

The leaves of the stevia rebaudiana plant have been used for centuries to sweeten bitter beverages and to make tea in the plant's native Paraguay. Stevia is grown commercially in Brazil, Paraguay, Uruguay, Central America, Israel, Thailand and China. The stevia rebaudiana plant was first introduced to China in 1977 and commercial harvesting of stevia started in the mid-1980's. There are two major species of stevia grown in China; one was cultivated by Chinese researchers and another was introduced from Japan. Most stevioside produced in China is exported throughout Asia, primarily to Japan and South Korea; meanwhile Chinese domestic market demand is also gradually building up in recent years.

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

In fiscal 2021, we have obtained new certification of National Organic Program (NOP Certificate No: C8461, including the USDA Organic Certification and NASAA Organic Certification for EU) and certification of non-genetically modified organisms ("Non-GMO") with the ID number of C-164998-2020 and C-164999-2020. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors, who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients. In addition, we also maintained our Halal Certification (No: 0549180100), our Food Safety System Certification (FSSC) 22000 Certification, and our ISO 22000:2005 and 9001:2015 Certifications. We will continue to put effort into maintaining and obtaining additional certification as an assurance to our customers of our product quality and safety.

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

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor of foreign trade companies. Our top 10 customers accounted for 69.9% and 63.7% of our sales in the Stevioside segment for the fiscal year ended April 30, 2021 and 2020, respectively. Our biggest customers, Qufu Shengwang Import and Export Trade Co., Ltd., a related party, accounted for 32.7% and 32.6%, respectively, of our stevioside sales for the fiscal years ended April 30, 2021 and 2020, respectively. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material to have increased difficulties and costs for fiscal 2022 and 2023. February to March is normally the nursing period for stevia plants; as a result of COVID-19 related gathering laws, the farmers are not able to have the same amount of nursery workers as previous years, resulting in a decrease of stevia plants and product yield. Relevant safety measures also resulted in an increase of general plantation costs. We predict this will cause a shortage of stevia leaves harvest this year and along with the effect of the rain season, we expect to see an increase in our cost of raw material.

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

In the fiscal years ended April 30, 2020 and 2021, we have invested a total of $2.5 million for the two years, to purchase new manufacturing equipments for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products. The new manufacturing facility is fully equipped with stainless steel equipment and a fully automated system in order to prevent any potential contamination from operators and plastic. In addition, the new manufacturing facility uses the most advanced production equipment that is the first time to be used for stevia production in the industry, such as a scraper with centrifuge and fluidized drying system.

As of now, Sunwin Stevia has approximately 1,200 metric tons of manufacturing capacity per year to produce high-grade stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet.

We set our production schedules based on the market demands and our capacity. Our total stevioside production capacity is approximately 1,200 metric tons annually, which we believe is sufficient to meet demand.  For the fiscal year ended April 30, 2021, we manufactured approximately 1,296 metric tons of stevioside, an increase of 73 metric tons from the prior year, to better supply the market demand.

Competition

There are approximately 30 stevioside manufacturers operating on a continuing basis in China. While these competitors have production capacity similar to ours, we believe we are able to compete effectively with them based on our production efficiency and product quality. In addition, other companies periodically enter the market depending upon demand. These intermittent producers may choose to stop production when raw materials are not readily available in the marketplace. The sporadic oversupply of product from these competitors can adversely affect our market share. Furthermore, if demand wanes these competitors may reduce the price of their products, which can adversely affect market prices. In addition to competing with other Chinese companies, we also compete with foreign growers and processors.

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

CORPORATE AND OTHER BUSINESS SEGMENT

Since fiscal 2018 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. This drug not only has a hypoglycemic effect, but also may have the effect of reducing body weight and hyperinsulinemia. It can be effective in patients with poor efficacy of certain sulfonylureas, such as sulfonylureas, intestinal glycosidase inhibitors or thiazolidinedione hypoglycemic agents. On July 10, 2019, the Company entered into the Metformin Production Line Operation Management Agreement with an unaffiliated individual to operate the Metformin production line.

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

In fiscal 2021, we continue to develop and improve our production technology for our enzyme treated stevia product. In October 2019, we invested in a new pressure spray tower which allows for our enzyme treated stevia to be produced as a granulated product instead of powder product, this reduced dusting issues and improved its water solubility. We also installed new and improved resin and membrane separation equipment for this production line, which further removed any impurity in the taste of this product. Our enzyme treated stevia has a sweetness of 260 times the sweetness of cane sugar, with the improvements the taste is also very close to cane sugar with very minimal aftertaste or bitterness. We believe this product will be greatly accepted by our clients who are used to the taste of cane sugar.

In fiscal 2021, we also developed new technology for our R&D production technology. In February 2020, our research department developed an improvement to our resin separation process based on our existing stevia crude extraction process. We are now able to extract the all-natural R&D element from the stevia leaves at a concentration of 95% or above. R&D has the best taste and balanced sweetness in the various stevia glycosides found in the stevia leaf, we believe this product will greatly improve the taste and quality of stevia food products.

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

To protect our proprietary rights outside the PRC we generally rely on confidentiality agreements with employees and third parties, such as with consultants, vendors and customers, although we have not signed such agreements in every case. We do not have any similar agreements with any of our employees or consultants in the PRC, we aim to correct this deficiency in the near future. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. In the past, three of our products have been copied by our competitors. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

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

In April 2020, the Company increased the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB183,000,000 (approximately $26,000,000). The increase of capital will come from additional funding of RMB 92,470,000 (approximately $13,100,000) from Qufu Natural Green, and RMB70,850,000 (approximately $10,000,000) debt to equity conversion of multiple creditors. As the result, the Company owned 61% equity ownership of Qufu Shengren, and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") and the individual investor owned 38.4% and 0.3% equity ownership of Qufu Shengren, respectively.

EMPLOYEES

As of June 30, 2021, we have 242 full time employees. The number of employees excludes employees of discontinued operations. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

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

RISKS RELATED TO OUR COMPANY

FOR THE FISCAL YEAR ENDED APRIL 30, 2021, WE INCURRED NET LOSS OF $5.2 MILLION. WE CANNOT ASSURE YOU THAT OUR LOSSES WILL NOT CONTINUE, AND WE BELIEVE THAT THESE MATTERS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR THE NEXT TWELVE MONTHS FROM THE ISSUANCE DATE OF THIS REPORT.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in our accompanying consolidated financial statements, we have incurred a net loss of approximately $5,249,000 for the fiscal year ended April 30, 2021. The net cash used in continuing operations were approximately $2,204,000 for the fiscal year ended April 30, 2021. Additionally, we have an accumulated deficit of $43.4 million as of April 30, 2021, the cash balance and revenues generated are not currently sufficient and cannot be projected to cover the operating expenses for the next twelve months from the date of this report.  Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending April 30, 2022 without raising additional funds through debt and/or equity capital financings.

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

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

Our independent auditors have indicated in their report on our April 30, 2021 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We have a significant accumulated deficit, incurred recurring losses and generated negative cash flow from operating activities. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent on our ability to ultimately achieve profitable operations, or become cash flow positive, or raise additional capital from debt and or equity.  However, we cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional capital and or if any will be available to us on satisfactory terms and conditions.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSLATIONS CAN MATERIALLY IMPACT OUR INCOME (LOSS) FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange translations are included in the Company's comprehensive loss on the consolidated statements of operations. The gain from the foreign exchange translation was approximately $1,006,000 and $166,000 for the fiscal years ended April 30, 2021 and 2020, respectively. The recording of these non-cash gain and loss, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

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

WE FACE RISKS RELATED TO NATURAL DISASTERS AND HEALTH EPIDEMICS IN CHINA, AND OTHER COUNTRIES GLOBALLY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China, globally, or other countries we do business in. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as "swine flu" occurred in Mexico and has spread to other countries. Currently the epidemic of the novel strain of coronavirus (COVID-19) (the “COVID-19 pandemic”) has spread across China and other countries, this has adversely affected businesses and economic activities in the first quarter of 2020 and beyond. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2020 and 2021, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

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

At July 27, 2021 we had 199,632,803 shares of common stock outstanding, of which approximately 77,755,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

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

Not applicable for our operations.

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

	High	Low
Fiscal 2021
May 1, 2020 through July 31, 2020	$0.11	$0.06
August 1, 2020 through October 31, 2020	$0.15	$0.05
November 1, 2020 through January 31, 2021	$0.13	$0.04
February 1, 2021 through April 30, 2021	$0.13	$0.04

Fiscal 2020
May 1, 2019 through July 31, 2019	$0.08	$0.04
August 1, 2019 through October 31, 2019	$0.10	$0.03
November 1, 2019 through January 31, 2020	$0.09	$0.04
February 1, 2020 through April 30, 2020	$0.16	$0.05

On July 27, 2021, the last reported sale price of the common stock on OTC Markets was $0.09 per share, and there were 752 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended April 30, 2021 and 2020 should be read in conjunction with the consolidated financial statements and footnotes, and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside and other stevia derived products. Stevioside is a natural zero calorie sweetener extracted from the leaf of the stevia plants. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During the fiscal years ended April 30, 2021 and 2020, our continuing operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Corporate and other.

Recent Developments

Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. We are able to maintain certain income from previous existing orders and finished products, however, we believe the effect of the COVID-19 pandemic will be most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2021 and 2021.
We are monitoring the global outbreak and spread of COVID-19 and taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and the governmental and community reactions thereto. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our workforces healthy and safe. We are also working with our suppliers to understand the existing and future negative impacts, and to take actions in an effort to mitigate such impacts. Due to the speed with which the COVID-19 pandemic is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our overall financial and operating results (including without limitation our liquidity) cannot be reasonably estimated at this time, but the pandemic could lead to extended disruption of economic activity and the impact on our financial and operating results.

Our Performance

Our revenues totaled $25.4 million in the fiscal year ended April 30, 2021, a decrease of 2.7% as compared to the fiscal year ended April 30, 2020, but our gross margin decreased to (4.5)% from 16.9% primarily due to our cost of revenue increased by 22.2%. Our total operating expenses in the fiscal year ended April 30, 2021 decreased by approximately $897,000 or 18.5% compared to the fiscal year ended April 30, 2020 primarily due to a decrease of approximately $120,000 or 8.0% in selling expenses, a decrease of approximately $12,000 or 0.8% in general and administrative expenses, and a decrease of approximately $765,000 or 40.6% in research and development expenses. Our net loss from continuing operations for the fiscal year ended April 30, 2021 was approximately $5,249,000, compared to $1,129,000 in the fiscal year ended April 30, 2020.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for the fiscal year ended April 30, 2021. The decrease of revenue in Stevioside segment is primarily due to a decreasing demand from the developing domestic and international market, and overall negative impact from the global COVID-19 pandemic.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, not only in the U.S. and EU markets but also in our domestic market. For the fiscal year ended April 30, 2021 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2021 and 2020, as well as negative impact from the global COVID-19 pandemic, which has longer lasting effects then we previously estimated. During the fiscal years ended April 30, 2021, the market prices of stevioside products continue to be impacted by strong price competition among Chinese manufacturers. With this being a product gaining large market shares in China, in the recent years we have seen many competitors entering the market. These new competitors use lower pricing as their effort to gain market share as they initially entering the market, thus driving down the average prices for stevia products. We expect the pressure from pricing competition to continue in fiscal 2022. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will also continue to increase in fiscal 2022 since the demand for raw material may increase as the market recover, while the production of the raw material experiences negative impact due to the global pandemic.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the fiscal year ended April 30, 2021 and 2020.  The percentages represent each line item as a percent of revenues:

For the Fiscal Year Ended April 30, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$24,970,088	100.0%	$408,747	100.0%	$25,378,835	100.0%
Cost of goods sold	26,293,331	105.3%	221,228	54.1%	26,514,559	104.5%
Gross profit	(1,323,243)	(5.3)%	187,519	45.9%	(1,135,724)	(4.5)%
Selling expenses	1,390,993	5.6%	594	0.1%	1,391,587	5.5%
General and administrative expenses	1,398,881	5.6%	35,046	8.6%	1,433,927	5.7%
Research and development expenses	1,119,574	4.5%	-	-	1,119,574	4.4%
(Loss) gain from operations	(5,232,691)	(21.0)%	151,879	37.2%	(5,080,812)	(20.0)%
Other expenses	(168,463)	(0.7)%	-	-	(168,463)	(0.7)%
(Loss) gain from continuing operation before income taxes	$(5,401,154)	(21.6)%	$151,879	37.2%	$(5,249,275)	(20.7)%

For the Fiscal Year Ended April 30, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$25,238,941	100.0%	$852,543	100.0%	$26,091,484	100.0%
Cost of goods sold	21,275,494	84.3%	416,933	48.9%	21,692,427	83.1%
Gross profit	3,963,447	15.7%	435,610	51.1%	4,399,057	16.9%
Selling expenses	1,489,928	5.9%	21,863	2.6%	1,511,791	5.8%
General and administrative expenses	1,301,402	5.2%	144,250	16.9%	1,445,652	5.5%
Research and development expenses	1,884,718	7.5%	-	-	1,884,718	7.2%
(Loss) gain from operations	(712,601)	(2.8)%	269,497	31.6%	(443,104)	(1.7)%
Other income (expenses)	(686,148)	(2.7)%	-	-	(686,148)	(2.6)%
(Loss) gain from continuing operation before income taxes	$(1,398,749)	(5.5)%	$269,497	31.6%	$(1,129,252)	(4.3)%

Revenues

Total revenues in the fiscal year ended April 30, 2021 decreased by approximately $713,000, or 2.7%, as compared to the fiscal year ended April 30, 2020. Within our Stevioside segment, revenues from sales to third parties decreased by 1.2% and the sales to the related party decreased by 0.7% in the fiscal year ended April 30, 2021, as compared to the fiscal year ended April 30, 2020, primarily due to a decreasing demand from both domestic and overseas markets after COVID-19 pandemic. Since we do not have the authorization to export products from China, we outsourced our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export. In addition, our products including A3-99 and enzyme treated stevia have been well accepted by the market, especially in the U.S.. We sold 846 metric tons and 761 metric tons of stevioside for the fiscal year ended April 30, 2021 and 2020, respectively. We generated approximately $4,884,000 and $5,765,000 in revenue from producing over 165 metric tons and 104 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 19% and 23% of our total revenues of Sativoside segment in the fiscal years ended April 30, 2021 and 2020, respectively.

Our unit sale price fluctuated from month to month in the fiscal year ended April 30, 2021, which was mainly affected by the market environment; the average unit sales price of our stevia products has slightly decreased because of our effort to stay ahead of competition and to gain market share for the fiscal year ended April 30, 2021, as compared to the fiscal year ended April 30, 2020. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 34% and 25% of total revenue of our Stevioside segment, respectively, while our enzyme treated products generated approximately $4.9 million in revenues with the gross profit rate of 9.5% and average unit price of $29.7 in the fiscal year ended April 30, 2021. Our low grade stevia and A3-97 products generated more than 32% and 26% of total revenue of our Stevioside segment, respectively, while we generated approximately $5.8 million from enzyme treated products in revenues with the gross profit rate of 31.6% and the average unit price of $36 in the fiscal year ended April 30, 2020. In the fiscal year ended April 30, 2021, some of our stevia products, such as A3-98, A3-97, A3-95, A3-80, A3-60, and A3-50, were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

 Cost of Revenues and Gross Margin

Cost of revenues includes the cost of raw materials, labor, depreciation, and other fixed and variable overhead costs. Cost of revenues of Stevioside segment in the fiscal year ended April 30, 2021 increased by approximately $5,018,000, or 23.6%, while revenues from Stevioside segment decreased by approximately $267,000, compared to the fiscal year ended April 30, 2020. Gross margin on Stevioside segment for the fiscal year ended April 30, 2020 was (5.3)%, as compared to 15.7% for the fiscal year ended April 30, 2020. The decrease in gross margins for Stevioside was primarily due to the lower revenue and the higher raw material costs. Since we purchase our raw materials on the spot market, we are unable to predict, with any degree of certainty, our raw material costs and their impact on our gross margin in future periods.

Total Selling Expenses

Our selling expenses for the fiscal year ended April 30, 2021 decreased by approximately $120,000, or 8.0% compared to the fiscal year ended April 30, 2020. The decrease was primarily due to an approximately $247,000 decrease in advertising expense, a decrease of approximately $9,000 in office expense, a decrease of approximately $48,000 in travel expense,  a decrease of approximately $22,000 in shipping and freight, a decrease of approximately $29,000 in salary and wage expenses, a decrease of approximately $21,000 in selling expense on Metformin products and a decrease of approximately $6,000 in miscellaneous expenses, offset by an increase of approximately $50,000 in commission expense, an increase of approximately $26,000 in local sales taxes and an increase of approximately $186,000 in promotion and marketing fees in the fiscal year ended April 30, 2021.

Total General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended April 30, 2021 decreased by $12,000, or 0.8% compared to the fiscal year ended April 30, 2020.  The decrease was primarily due to a decrease of approximately $77,000 in consulting and service expenses, a decrease of approximately $26,000 in travel expense, a decrease of approximately $63,000 in office expense, a decrease of approximately $20,000 in product testing expense,  a decrease of $21,000 in consumables, and a decrease of approximately $13,000 in miscellaneous expenses, offset by an increase of approximately $120,000 in salaries and wages, an increase of approximately $33,000 in property tax and other taxes, an increase of approximately $24,000 in meals and entertainment, an increase of approximately $13,000 in bad debt expense and an increase of approximately $18,000 in repair and maintenance fees.

Research and Development Expenses

For the fiscal year ended April 30, 2021, our research and development expenses amounted to approximately $1,120,000 as compared to $1,885,000 for the fiscal year ended April 30, 2020. The decrease of approximately $765,000 was primarily attributable to the decrease in research and development activities related to the development of new product lines of Stevioside products.

Other Expense

For the fiscal year ended April 30, 2021, other expense, net of other income, amounted to approximately $168,000, a decrease of $518,000 as compared to other expense, net of other income, amounted to approximately $686,000 for the fiscal year ended April 30, 2020. The decrease of other expense was primarily attributable to a decrease in interest expense - related party in the amount of approximately $76,000, a decrease in interest expense - third party in the amount of approximately $417,000 due to the less amount of renewal loan principal, and a decrease in other expense of approximately $61,000 primarily due to an export tax rebate, offset by a decrease in grant income of approximately $36,000.

Loss from Continuing Operations

As a result of the foregoing, our loss from continuing operations was $5,249,000 for the fiscal year ended April 30, 2021, as compared with loss from continuing operations of $1,129,000 for the fiscal year ended April 30, 2020, a change of $4,120,000, or 364.8%. The increase of net loss was primarily due to a lower revenue with a higher cost revenue, offset by a lower operating expense.

Loss from Discontinued Operation

No loss or gain from discontinued operations in the fiscal year ended April 30, 2021, as compared with loss from discontinued operations was $253,000, or $0.00 per share (basic and diluted), for the fiscal year ended April 30, 2020. The summarized operating result of discontinued operations included in our consolidated statements of operations is as follows:

	Fiscal Years Ended April 30,
	2021	2020

Revenues	$-	$733,441
Cost of revenues	-	572,357
Loss before income taxes	-	(20,016)
Income tax expense	-	-

Loss from discontinued operations	-	(20,016)
Gain from disposal, net of taxes	-	61,050
Loss from sales of subsidiary	-	(294,465)
Total loss from discontinued operations	$-	$(253,431)

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss by 38.7%, the percentage ownership in Qufu Shengren not directly attributable to us. Net loss attributable to noncontrolling interest amounted to approximately $2,010,461 for the year ended April 30, 2021.

Net Loss Attributable to Sunwin Stevia International, Inc.

Net loss attributable to Sunwin Stevia International, Inc. in the fiscal year ended April 30, 2021 was approximately $3,239,000, or $(0.02) per share (basic and diluted), compared to $1,383,000, or $(0.01) per share (basic and diluted), in the fiscal year ended April 30, 2020.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive income on the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,006,000 for the fiscal year ended April 30, 2021, as compared to a foreign currency translation gain of $166,000 for the fiscal year ended April 30, 2020. This non-cash loss had the effect of increasing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

As of April 30, 2021, we had working deficit of $1,089,000, including cash of approximately $1,566,000, as compared to working capital of approximately $3,470,000 and cash of $1,138,000 as of April 30, 2020. The approximate $428,000 increase in our cash as of April 30, 2021 from April 30, 2020 is primarily attributable to net cash used in operating activities of approximately $2,204,000, net cash used in investing activities of approximately $766,000, and cash provided by financing activities of approximately $3,292,000 during the fiscal year ended April 30, 2021. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank or individual loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the next 12 months, management expects that we will need to curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $1,946,000 during the fiscal year ended April 30, 2021 as a result of the increase in accounts receivable from the related party in amount of approximately $2,965,000 as of April 30, 2021. The days for sales outstanding in accounts receivable increased to 24 days as of April 30, 2021, as compared to 20 days on April 30, 2020. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from the related parties, decreased by approximately $1,020,000 during the fiscal year ended April 30, 2021. The days for sales outstanding in accounts receivable for third party sales accounted to 12 days as of April 30, 2021, as compared to 15 days as of April 30, 2020. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in the fiscal 2021.

At April 30, 2021 our inventories, net of reserve for obsolescence, totaled approximately $12,930,000, as compared to $12,874,000 on April 30, 2020. The increase is primarily due to our increase in procurements of raw materials in order to meet our anticipated higher sales volume during the fiscal year ended April 30, 2021. These inventories have not yet been sold due to the market demands not raising as much as we predicted; however, the current inventory level will prepare us for our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $11,141,000 at April 30, 2021, an increase of approximately $2,608,000 from April 30, 2020 balance of $8,533,000. The increase was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable as of April 30, 2021 and 2020 totaled approximately $2,955,000 and $3,378,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 10%.  Range of maturity dates of the loan payable was from September 20, 2021 to April 8, 2022. During the year ended April 30, 2021, the Company borrowed a new loan of approximately $21,000 and repaid loans in amount of approximately $922,000.

Due to related parties at April 30, 2021 and 2020 totaled approximately $9,844,000 and $5,073,000, respectively. The increase was primarily due to our increase in the balance of $5,234,000 advance from Qufu Shengwang Import and Export during the fiscal year ended April 30, 2021. On April 30, 2021, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., approximately amounted to $3,484,000, $6,140,000 and $219,000, respectively. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, and Mr. Weidong Chai approximately amounted to $3,982,000, $907,000 and $184,000, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash used in continuing operating activities from operations was approximately $2,204,000 for the fiscal year ended April 30, 2021, primarily due to a net loss of approximately $5,249,000, an increase of approximately $2,586,000 in accounts receivable - related party, an increase of approximately $218,000 in inventories, offset by a decrease of approximately $1,196,000 in accounts receivable and note receivable from a third party, a decrease of approximately $95,000 in prepaid expenses and other current assets, an  increase in accounts payable and accrued expenses of approximately $1,890,000, an increase of approximately $38,000 in taxes payable, and non-cash working capital primarily included non-cash depreciation expense of $1,340,000, provision for obsolete inventories of $1,277,000 and a loss on allowance for doubtful accounts of $13,000. No net cash used in operating activities was from discontinued operations in fiscal year ended April 30, 2021.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from continuing operations amounted to $766,000 on purchases of property and equipment in the fiscal year ended April 30, 2021.

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

No net cash used in investing activities from discontinued operations in fiscal years ended April 30, 2021 and 2020.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities from continuing operations amounted to approximately $3,292,000 in the fiscal year ended April 30, 2021, primarily due to the proceeds from a non-related individual short-term loan of $21,000 and advances received from related parties of approximately $13,211,000, offset by repayment of short-term loans of $922,000 and repayment of related party advances of approximately $9,018,000.

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

No net cash used in financing activities from discontinued operations in fiscal years ended April 30, 2021 and 2020.

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2021.

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

Country:	April 30, 2021		April 30, 2020
United States	$161,860	10.3%	$83,830	7.4%
China	1,403,969	89.7%	1,054,090	92.6%
Total cash and cash equivalents	$1,565,829	100.00%	$1,137,920	100.00%

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations

 We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of April 30, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Individual loans	2,955,304	2,955,304	-	-	-
Total	$2,955,304	2,955,304	-	$-	$-

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

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Exchange Act, our management, evaluated the effectiveness of the design and operation of our controls and procedures as of April 30, 2021.

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

Management conducted its evaluation of our controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our controls and procedures were not effective as of April 30, 2021.

Management's Report on Internal Control Over Financial Reporting

(a)	Disclosure Controls and Procedures.

As of April 30, 2021 (the “Evaluation Date”), the company carried out an evaluation, under the supervision of and with the participation of management, including the company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the foregoing, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the company’s disclosure controls and procedures were not effective and designed to ensure that all material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purpose in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2021. In making this assessment, management used the framework set forth in the report Internal Control – Integrated framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (1) the control environment, (2) risk assessment, (3) control activities, (4) information and communication and (5) monitoring.

Based on that evaluation, management concluded that these controls were not effective at April 30, 2021.

(c)	Attestation report of the registered public accounting firm.

Not applicable.

(d)	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting occurred during the fiscal year ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Laiwang Zhang	59	President and Chairman
Dongdong Lin	47	Chief Executive Officer, Secretary and Director
Fanjun Wu	47	Chief Financial Officer

Yuqiang Lai	47	Director and General Manager of Qufu Shengren

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

Dongdong Lin.  Ms. Lin has over 25 years of operational experience in our industry.

Yuqiang Lai. Mr. Lai has over 27 years of experience in the industry and is very familiar with the Company’s production and operations.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2021 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2021, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2021.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in the fiscal years ended April 30, 2021 and 2020 for:

All compensation was paid in RMB and the amounts below reflect the conversion to U.S. dollar, rounded to the nearest whole dollar, based upon an exchange rate of RMB 6.7335 to $1.00. For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers" as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Laiwang Zhang (1)	2021	$11,332	$-	-	-	-	-	-	$11,332
2020		$12,605	$-	-	-	-	-	-	$12,605
Dongdong Lin (2)	2021	$11,318	$-	-	-	-	-	-	$11,318
2020		$12,393	$-	-	-	-	-	-	$12,393

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2021:

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

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during the fiscal year ended April 30, 2021 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On July 27, 2021 we had 199,632,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of July 28, 2021 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Laiwang Zhang	3,457,154	1.7%
Dongdong Lin	4,984,108	2.5%
Fanjun Wu	1,732,052	0.9%
All officers and directors as a group (three persons)	10,173,314	5.1%

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:

2005 Equity Compensation Plan *	0	N/A	0
2006 Equity Compensation Plan *	0	N/A	0
2008 Equity Compensation Plan *	0	N/A	0
2012 Equity Compensation Plan *	0	N/A	0
2015 Equity Compensation Plan	0	N/A	0
Plans not approved by shareholders:
None.
 *Equity compensation plan was retired.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated financial statements as of April 30, 2021 and which have occurred through the date of this report:

From time to time, we received advances from related parties for working capital purposes and repaid funds to related parties. During the fiscal years ended April 30, 2021 and 2020, we received advances from related parties for working capital that totaled $13,211,425 and $7,977,435 respectively, and we repaid to related parties a total of $9,017,852 and $9,043,962, respectively.

In the fiscal years ended April 30, 2021 and 2020, interest expense related to due to related parties amounted to $32,290 and $108,461, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of RMB5,000,000 (approximately $773,000) and RMB8,000,000 (approximately $1,237,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. On December 12, 2019 and August 9, 2020, we repaid in full amount of the above advance of RMB8,000,000 and RMB5,000,000 with accrued interest, respectively.

On April 30, 2021, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $3,484,266, $6,140,404, and $218,966, respectively. On April 30, 2019, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $3,981,915, $906,879, and $183,657, respectively.

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP served as our independent registered public accounting firm for the fiscal years ended April 30, 2021 and 2020. The following table shows the fees that were billed for the audit and other services provided by such firm for the fiscal years ended April 30, 2021 and 2020.

	2021	2020
Audit Fees	$92,000	$92,000
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$92,000	$92,000

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

Sunwin Stevia International, Inc.

July 27, 2021	By:	/s/ Dongdong Lin
Dongdong Lin, Chief Executive Officer

July 27, 2021	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laiwang Zhang	President and Chairman of the Board of Director	July 27, 2021
Laiwang Zhang

/s/ Dongdong Lin	Chief Executive Officer and Director (principal executive officer)	July 27, 2021
Dongdong Lin

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	July 27, 2021
Fanjun Wu

/s/ Yuqiang Lai	Director	July 27, 2021
Yuqiang Lai

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 3
Consolidated Statements of Operations and Comprehensive Loss	F - 4
Consolidated Statement of Changes in Stockholders' Equity	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F- 7 to F - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sunwin Stevia International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. and Subsidiaries (the "Company") as of April 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters during the course of our audit for the year ended April 30, 2021.

/s/ RBSM LLP

We have served as the Company's auditors since 2013.

New York, New York
July 27, 2021

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2021	April 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,565,829	$1,137,920
Accounts receivable, net	1,693,801	2,713,567
Accounts receivable - related party	5,999,791	3,034,365
Inventories, net	12,930,461	12,874,497
Prepaid expenses and other current assets	661,882	693,552
Total Current Assets	22,851,764	20,453,901
Property and equipment, net	9,217,115	8,901,548
Total Assets	$32,068,879	$29,355,449

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,141,408	$8,533,131
Short-term loans	2,955,304	3,378,380
Due to related parties	9,843,636	5,072,451
Total Current Liabilities	23,940,348	16,983,962
Total Liabilities	23,940,348	16,983,962

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of April 30, 2021 and 2020, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(43,357,208)	(40,118,394)
Accumulated other comprehensive income	5,193,512	4,557,898
Total Sunwin Stevia International, Inc. Stockholders' Equity	9,768,287	12,371,487
Noncontrolling interest	(1,639,756)	-
Total Stockholders' Equity	8,128,531	12,371,487

Total Liabilities and Stockholders' Equity	$32,068,879	$29,355,449

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the Years Ended April 30,
	2021	2020
Revenues	$17,216,385	$17,872,491
Revenues - related parties	8,162,450	8,218,993
Total revenues	25,378,835	26,091,484
Cost of revenues	17,106,712	13,848,355
Cost of revenues - related parties	9,407,847	7,844,072
Total cost of revenues	26,514,559	21,692,427
Gross profit	(1,135,724)	4,399,057

Operating expenses:
Selling expenses	1,391,587	1,511,791
General and administrative expenses	1,433,927	1,445,652
Research and development expenses	1,119,574	1,884,718
Total operating expenses, net	3,945,088	4,842,161

Loss from operations	(5,080,812)	(443,104)

Other (expenses) income
Other income	84,947	24,315
Grant income	-	36,107
Interest income	993	726
Interest expense - related parties	(32,290)	(108,461)
Interest expense	(222,113)	(638,835)
Total other expense, net	(168,463)	(686,148)

Loss from continuing operations before income taxes	(5,249,275)	(1,129,252)
Provision for income taxes	-	-
Net loss from continuing operations	$(5,249,275)	$(1,129,252)

Discontinued operations
Loss from discontinued operations, net of income tax	-	(20,016)
Gain from disposal of discontinued operations	-	61,050
Loss from sales of discontinued operations	-	(294,465)
Loss from discontinued operations, net of income tax	-	(253,431)

Net loss	(5,249,275)	(1,382,683)
Less: net loss attributable to noncontrolling interest	(2,010,461)	-
Net loss attributable to Sunwin Stevia International, Inc.	$(3,238,814)	$(1,382,683)

Comprehensive loss:
Net loss	$(5,249,275)	$(1,382,683)
Foreign currency translation adjustment	1,006,319	166,062
Total comprehensive loss	(4,242,956)	(1,216,621)
Less: foreign currency translation adjustment attributable to noncontrolling interest	370,705	-
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(4,613,661)	$(1,216,621)

Earnings per common share:
Continuing operations - basic and diluted	$(0.02)	$(0.01)
Discontinued operations - basic and diluted	-	(0.00)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding – basic and diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended April 30, 2021 and 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance, April 30, 2019	199,632,803	$199,633	$37,681,279	$(38,735,711)	$4,391,836	$-	$3,537,037
Net loss	-	-	-	(1,382,683)	-	-	(1,382,683)
Liability converted to additional paid-in capital	-	-	10,051,071	-	-	-	10,051,071
Foreign currency translation adjustment	-	-	-	-	166,062	-	166,062
Balance, April 30, 2020	199,632,803	$199,633	$47,732,350	$(40,118,394)	$4,557,898	$-	$12,371,487
Net loss				(3,238,814)	-	(2,010,461)	(5,249,275)
Foreign currency translation adjustment	-	-	-	-	635,614	370,705	1,006,319
Balance, April 30, 2021	199,632,803	$199,633	$47,732,350	$(43,357,208)	$5,193,512	$(1,639,756)	$8,128,531

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,249,275)	$(1,382,683)
Loss from discontinued operations	-	(253,431)
Net loss from continuing operations	(5,249,275)	(1,129,252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,339,581	1,218,587
Allowance for doubtful accounts	13,051	-
Provision for obsolete inventories	1,276,893	113,155
Loss on disposition of property and equipment	-	19,842
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	1,195,885	245,898
Accounts receivable - related party	(2,585,789)	(672,440)
Inventories	(217,854)	(1,542,338)
Prepaid expenses and other current assets	95,376	807,924
Accounts payable and accrued expenses	1,890,082	2,735,478
Taxes payable	38,442	147,574

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(2,203,608)	1,944,428
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATION	-	214,123
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,203,608)	2,158,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of discontinued operations	-	1,143,380
Purchases of property and equipment	(765,549)	(1,774,962)
Proceed from disposal of equipment	-	5,059

NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(765,549)	(626,523)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATION	-	-
NET CASH USED IN INVESTING ACTIVITIES	(765,549)	(626,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	20,792	943,288
Repayment of short-term loans	(922,255)	(514,521)
Advance from related parties	13,211,425	7,977,435
Repayment of related party advances	(9,017,852)	(9,043,962)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	3,292,110	(637,760)
NET CASH USED IN FINANCING ACTIVITIES FROM DISCONTINUED OPERATION	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,292,110	(637,760)

EFFECT OF EXCHANGE RATE ON CASH	104,956	(50,548)
NET INCREASE IN CASH	427,909	843,721

Cash at the beginning of year	1,137,920	294,199
Cash at the end of period	1,565,829	1,137,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$23,846	$197,889

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$6,243	$9,661
Payment for equipment offsets part of rental income	$54,860	$-
Accrued interest enrolled into debt	$203,126	$260,239
Accrued interest payable to related party	$19,226	$15,864
Liability assumed in connected with discontinued operations	$-	$3,558,770
Liability converted to additional paid-in capital	$-	$10,126,121

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

For the fiscal years ended April 30, 2021 and 2020, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

-    Sunwin Stevia International;
-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), wholly owned by Sunwin Stevia International;
-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), 61% owned by Qufu Natural;
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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of April 30, 2021 and 2020, we had $1,403,969 and $1,054,090 cash held in PRC bank accounts, respectively.  PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $77,000), As a result, cash held in PRC financial institutions of $1,224,263 is not insured. We have not experienced any losses in such accounts through April 30, 2021.

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

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of April 30, 2021 and 2020, the allowance for doubtful accounts was $0 and $74,665, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of April 30, 2021 and 2020, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. In the fiscal years ended April 30, 2021 and 2020, the Company wrote down inventories of $1,276,893 and $113,155, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our continuing operating and we recorded a loss of sale of disposed equipment. The Company did not have a disposition of equipment for the fiscal years ended April 30, 2021, but the Company recorded a loss of $19,842 on disposition of equipment and 2020.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of April 30, 2021 and 2020 amounted to $330,738 and $266,708, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2021	2020
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(3,238,814)	$(1,382,683)
Net loss from continuing operations	$(3,238,814)	$(1,129,252)
Net loss from discontinued operation	-	(253,431)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share:
Net loss from continuing operations - basic and diluted	$(0.02)	$(0.01)
Net loss from discontinued operations - basic and diluted	-	(0.00)
Net loss per common share - basic and diluted	$(0.02)	(0.01)

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

As of April 30, 2021	RMB 6.47 to $1.00
As of April 30, 2020	RMB 7.05 to $1.00
Year ended April 30, 2021	RMB 6.73 to $1.00
Year ended April 30, 2020	RMB 7.00 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for fiscal years ended April 30, 2021 and 2020 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $1,119,574 and $1,884,718 for fiscal years ended April 30, 2021 and 2020, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $79,442 and $101,374 for the fiscal years ended April 30, 2021 and 2020, respectively.

ADVERTISING

Advertising is expensed as incurred and is included in selling expenses and totaled $51,670 and $298,280 for the fiscal years ended April 30, 2021 and 2020, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, excluding entities eligible to be smaller reporting company. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-13 has been amended by ASU 2019-04, ASU 2019-05, and ASU 2019-11. For entities that have not yet adopted ASU No. 2016-13, the effective dates and transition methodology for ASU 2019-04, ASU 2019-05, and ASU 2019-11 are the same as the effective dates and transition methodology in ASU 2016-13. The Company did not adopt this standard yet due to the status of smaller reporting company. We plan to adopt this standard for the year beginning May 1, 2023. We do not expect the adoption of this standard will have material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2021 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2021, the Company has a negative gross profit of approximately $1.1 million and incurred a net loss of approximately $5.2 million. The Company also has an accumulated deficit of $43.4 million and its cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending April 30, 2022 without raising additional funds through debt and/or equity capital financings.

NOTE 2 - DISCONTINUED OPERATIONS

On July 30, 2019, Qufu Natural Green entered into an Asset Transfer Agreement with Na Li, an unaffiliated individual (the "Buyer") for the sale of 100% equity ownership of Qufu Shengwang. Pursuant to the Asset Transfer Agreement, the Buyer shall pay to Qufu Natural Green a total cash consideration of RMB8,000,000 (approximately $1,237,000) based on the estimated net book value as of July 30, 2019, payable in two installments of RMB5,000,000 (approximately $773,000) on July 30, 2019 and RMB3,000,000 (approximately $464,000) on September 30, 2019. The Buyer assumed all assets and liabilities of Qufu Shengwang including the amount of Qufu Shengwang's due to Qufu Natural Green of approximately RMB26,000,000 (approximately $4,020,000), and Qufu Natural Green shall assist in completing all documents required for the equity transfer after confirming the receipt of the first payment. The Company received RMB8,000,000 in 2019.

The Company did not have assets and liabilities on discontinued operations as of April 30, 2021 and 2020.

The following table presented the results of discontinued operations in the fiscal years ended April 30, 2021 and 2020:

	Fiscal Years Ended April 30,
	2021	2020

Revenues	$-	$733,441
Cost of revenues	-	572,357
Loss before income taxes	-	(20,016)
Income tax expense		-

Loss from discontinued operations	-	(20,016)
Gain from disposal, net of taxes	-	61,050
Loss from sales of subsidiary	-	(294,465)
Total loss from discontinued operations	$-	$(253,431)

For the years ended April 30, 2021, the Company did not have any operation discontinued, but the Company had a loss from discontinued operations amounted to $253,431 for the years ended April 30, 2020. The Company realized a loss of $294,465 from the disposal of 100% of the equity of Qufu Shengwang, which was reflected as loss from sale of discontinued operations on the consolidated statement of operations and comprehensive loss for the year ended April 30, 2020.

NOTE 3 - INVENTORIES

As of April 30, 2021 and 2020, inventories consisted of the following:

	April 30, 2021	April 30, 2020

Raw materials	$5,850,859	$4,676,361
Work in process	3,220,583	3,235,156
Finished goods	3,859,019	4,962,980
	12,930,461	12,874,497
Less: reserve for obsolete inventory	-	-
Total inventories, net	$12,930,461	$12,874,497

In the fiscal years ended April 30, 2021 and 2020, the Company wrote down inventories of $1,276,893 and $113,155, respectively. As a result, the Company had no reserve of obsolete inventories as of April 30, 2021 and 2020, respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of April 30, 2021 and 2020 totaled $661,882 and $693,552, respectively. As of April 30, 2021, prepaid expenses and other current assets includes $435,006 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $226,876 for business related employees' advances. As of April 30, 2020, prepaid expenses and other current assets includes $510,723 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $182,829 for business related employees' advances.

NOTE 5 - PROPERTY AND EQUIPMENT

As of April 30, 2021 and 2020, property and equipment consisted of the following:

		April 30, 2021	April 30, 2020
	Estimated Life
Office equipment	3-15 Years	$429,478	$394,019
Auto and trucks	2-10 Years	646,606	586,364
Manufacturing equipment	2-15 Years	7,646,765	6,559,726
Buildings	5-30 Years	10,476,629	9,248,227
Construction in process		17,522	7,834
		19,217,000	16,796,170
Less: accumulated depreciation		(9,999,885)	(7,894,622)
Total property and equipment, net		$9,217,115	$8,901,548

For the fiscal years ended April 30, 2021 and 2020, depreciation expense totaled $1,339,581 and $1,218,587, of which $1,142,787 and $1,107,805 were included in cost of revenues, respectively, and remainder was included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category. The Company did not have a disposition of equipment for the fiscal years ended April 30, 2021, but for the fiscal years ended April 30, 2020, the Company received the proceeds from disposal of equipment of $5,059 and the Company also recognized a loss on disposition of property and equipment of $19,842.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

For the fiscal years ended April 30, 2021 and 2020, we recorded revenue from related party of $8,162,450 and $8,218,993, respectively, related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. As of April 30, 2021 and 2020, related party accounts receivable totaled $5,999,791 and $3,034,365, respectively, were due from Qufu Shengwang Import and Export.

Due to (from) related parties

From time to time, we received advances from related parties for working capital purposes and repaid funds to related parties. During the fiscal years ended April 30, 2021 and 2020, we received advances from related parties for working capital that totaled $13,211,425 and $7,977,435 respectively, and we repaid to related parties a total of $9,017,852 and $9,043,962, respectively.

In the fiscal years ended April 30, 2021 and 2020, interest expense related to due to related parties amounted to $32,290 and $108,461, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss, and in connection with the advances of RMB5,000,000 (approximately $773,000) and RMB8,000,000 (approximately $1,237,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. These advances bear interest at the rate of 7.0% and 6.3% per annum, respectively. On November 26, 2019 and July 27, 2020, we repaid in full amount of the above advance of RMB 8,000,000 and RMB 5,000,000 with accrued interest, respectively.

On September 23, 2019, the Company borrowed a one-year loan of RMB1,221,000 (approximately $189,000) from Weidong Cai, a management member of Qufu Shengren, bearing an annual interest rate of 10%. On September 23, 2020, the parties extended the loan for another year, under the same terms and conditions, reclassified unpaid interest payable to the principal of this loan, resulting in an increase of principal from RMB1,221,000 (approximately $189,000) to RMB1,343,100 (approximately $208,000).

On April 30, 2021, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to $3,484,266, $6,140,404, and $218,966, respectively. On April 30, 2020, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $3,981,915, $906,879, and $183,657, respectively.

For the fiscal years ended April 30, 2021 and 2020, due to related party activities consisted of the following:

	Pharmaceutical Corporation	Qufu Shengwang Import and Export	Mr. Weidong Chai	Total
Balance due to related parties, April 30, 2019	$5,669,776	$557,976	$180,769	$6,408,521
Working capital advances from related parties	4,115,965	3,821,836	39,634	7,977,435
Repayments	(5,564,169)	(3,451,208)	(28,585)	(9,043,962)
Effect of foreign currency exchange	(239,657)	(21,725)	(8,161)	(269,543)
Balance due to related parties, April 30, 2020	$3,981,915	$906,879	$183,657	$5,072,451
Working capital advances from related parties	43	13,191,859	19,523	13,211,425
Repayments	(822,166)	(8,194,201)	(1,485)	(9,017,852)
Effect of foreign currency exchange	324,474	235,867	17,271	577,612
Balance due to related parties, April 30, 2021	$3,484,266	$6,140,404	$218,966	$9,843,636

NOTE 7 - OPERATING LEASE

On July 10, 2019, we entered into the Metformin Production Line Operation Management Agreement (the “Agreement”) with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line which was built by the Company. Under the terms of this agreement, Ru Yuan's (“lessee”) lease includes the fixed assets of Metformin production line including buildings, manufacturing equipment and construction in process. The lessee will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,000) in July every year. On August 1, 2019, the Company (“lessor”) signed an addendum for Agreement with lessee to clarify the term of lease for five years, with conditional renewal options and the Company has the right to monitor operations and provide maintenance service for the underlying assets of the Metformin production line. The Company also has the right to terminate the Agreement if lessee fails to make payment timely. Under our analysis with the new lease standard, this lease agreement is classified as a cancellable operating lease. The Company received a total amount of RMB3,000,000 lease payment and the lease deposit of RMB1,000,000 as guarantee in 2019. The Company received the second year's lease payment of RMB3,000,000 in August 2020. The Company recorded revenues of $408,747 and $308,770 in fiscal 2021 and 2020, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of April 30, 2021 and 2020:

Account	April 30, 2021	April 30, 2020

Accounts payable	$8,155,842	$6,443,200
Advanced from customers	143,695	172,512
Accrued salary payable	155,071	142,199
Tax payable	330,738	266,708
Other payable*	2,356,062	1,508,512
Total accounts payable and accrued expenses	$11,141,408	$8,533,131

* As of April 30, 2021, other payables consists of general liability, worker's compensation, and medical insurance payable of $412,328, consulting and service fee payable of $209,871, union and education fees payable of $137,123, interest payables for short-term loans of $147,433, safety production fund payable of $262,449, advances from the employees of $159,909, deposit for operating lease of $154,631 and other miscellaneous payables of $872,318. As of April 30, 2020, other payables consists of general liability, worker's compensation, and medical insurance payable of $409,811, consulting and service fee payable of $256,304, union and education fees payable of $125,800, interest payables for short-term loans of $129,976, safety production fund payable of $140,274, advances from the employees of $98,775, deposit for operating lease of $141,864 and other miscellaneous payables of $205,708.

NOTE 9 – SHORT-TERM LOANS

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of April 30, 2021 and 2020, short-term loans totaled in the amounts of $2,955,304 and $3,378,380, respectively.

As of April 30, 2021 and 2020, short-term loans consisted of the following:

	April 30, 2021	April 30, 2020

Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2021, with an annual interest rate of 10%, renewed on October 6, 2020.	$34,019	$31,210
Loans from Jianjun Yan, non-related individual, due on October 6, 2021, with an annual interest rate of 10%, renewed at on October 7, 2020.	1,506,610	1,256,562
Loan from Jianjun Yan, non-related individual, due on March 31, 2022, with annual interest rate of 4%, renewed on April 1, 2021, and partially repaid RMB3,500,000 ($519,789) in July 2020.	806,711	1,202,965
Loan from Junzhen Zhang, non-related individual, due on October 5, 2021, with an annual interest rate of 10%, renewed on October 6, 2020, and accrued interest converted into debt principal.	27,215	22,698
Loan from Junzhen Zhang, non-related individual, due on November 30, 2021, with an annual interest rate of 10%, signed on December 1, 2020.	21,648	-
Loan from Jian Chen, non-related individual, due on January 26, 2021 and April 10, 2021, bearing an annual interest rate of 10%, with the principal amount of RMB770,000 ($114,355) and RMB440,000 ($65,345), renewed on January 27, 2020 and April 11, 2020, respectively. The Company repaid off these loans and accrued interest to him in July 2020.	-	171,656
Loan from Qing Kong, non-related individual, due on March 6, 2022, with an annual interest rate of 10%, renewed on March 7, 2021.	98,655	82,281
Loan from Qing Kong, non-related individual, due on January 8, 2022, with an annual interest rate of 10%, renewed on January 9, 2021.	41,163	34,331
Loan from Guihai Chen, non-related individual, due on March 9, 2022, with an annual interest rate of 10%, renewed on March 10, 2021.	24,664	20,570
Loan from Guihai Chen, non-related individual, due on September 20, 2021, with an annual interest rate of 10%, renewed on September 21, 2020, and accrued interest converted into debt principal.	37,421	31,210
Loan from Weifeng Kong, non-related individual, due on November 28, 2021, with an annual interest rate of 10%, renewed on November 29, 2020.	30,926	28,373
Loan from Huagui Yong, non-related individual, due on April 8, 2022, with an annual interest rate of 6.3%, renewed on April 9, 2021.	77,316	70,932
Loan from Guohui Zhang, non-related individual, due on January 16, 2021, with an annual interest rate of 4% signed on January 17, 2020, and partially repaid RMB1,500,000 ($222,767) in November 2020. Remaining principal balance and accrued interest renewed on January 17, 2021 for the term of one year.	248,956	425,592
Total short-term loan payable	$2,955,304	$3,378,380

For the fiscal years ended April 30, 2021 and 2020, interest expense related to short-term loans amounted to $222,113 and $638,835, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But it is reviewing the TCJA's potential ramifications.

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

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2021	2020
U.S. Operations	$(35,046)	$(346,336)
Chinese Operations	(5,214,229)	(1,036,348)
Total	$(5,249,275)	$(1,382,684)

The Effective Tax Rate reconciliation is a follows:

	April 30, 2021	April 30, 2020
U.S. Federal and state tax rate	25.0%	21.0%
Stock- based compensation		-
Difference in US / China statutory rate	(12.9)%	(9.7)%
Valuation allowance	(12.1)%	(11.3)%
Total provision for income taxes	0.0%	0.0%

    The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2021	2020
Income tax benefit at federal statutory rate	$(633,067)	$(197,092)
State income taxes, net of federal benefit	(677,850)	(134,725)
Valuation allowances	1,310,917	331,818
Tax provision	$-	$-

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $14.0 million as of April 30, 2021, of which approximately $4.6 million expiring through the tax year 2038, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a PRC NOL for our Chinese operations as of April 30, 2021 of approximately $35.4 million that expires in 2026.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2021 and 2020 are as follows:

	Fiscal Years Ended April 30,
	2021	2020
Deferred tax assets from NOL carry forwards	$11,792,698	$9,566,386
Total deferred tax asset	11,792,698	9,566,386
Valuation allowance	(11,792,698)	(9,566,386)
Deferred tax asset, net of allowance	$-	$-

NOTE 11 - STOCKHOLDERS' EQUITY

As of April 30, 2021 and 2020, we are authorized to issue 200,000,000 shares of common stock. We had 199,632,803 shares issued and outstanding as of April 30, 2021 and 2020.

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

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for fiscal years ended April 30, 2021 and 2020; we operated in two reportable business segments - (1) natural sweetener (stevioside), (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Financial information with respect to these reportable business segments for the fiscal years ended April 30, 2021 and 2020 is as follows:

	Fiscal Years Ended April 30,
	2021	2020
Revenues:
Stevioside - third party	$16,807,638	$17,019,948
Stevioside - related party	8,162,450	8,218,993
Total Stevioside	24,970,088	25,238,941
Corporate and other – third party	408,747	852,543
Corporate and other – related party	-	-
Total Corporate and other	408,747	852,543
Total segment and consolidated revenues	$25,378,835	$26,091,484

Interest expense:
Stevioside	$(254,403)	$(747,296)
Corporate and other	-	-
Total segment and consolidated interest expense	$(254,403)	$(747,296)

Depreciation:
Stevioside	$1,118,956	$1,026,820
Corporate and other	220,625	191,767
Total segment and consolidated depreciation	$1,339,581	$1,218,587

Gain (loss) from continuing operations before income taxes:
Stevioside	$(5,401,154)	$(1,398,749)
Corporate and other	151,879	269,497
Total gain (loss) from continuing operations before income taxes	$(5,249,275)	$(1,129,252)

	April 30, 2021	April 30, 2020
Segment property and equipment:
Stevioside	$7,354,695	$6,976,153
Corporate and other	1,862,420	1,925,395
Total property and equipment, net	$9,217,115	$8,901,548

NOTE 13 – CONCENTRATIONS AND CREDIT RISK

(i)   Customer Concentrations

For fiscal years ended April 30, 2021 and 2020, customers accounting for 10% or more of the Company's revenues were as follows:

	Years Ended April 30,
Customer	2021	2020
A (1)	32.6%	31.5%
B	12.0%	*

(1) Qufu Shengwang Import and Export Co., Ltd is a related party.
*Less than 10%.

 (ii)    Vendor Concentrations

For fiscal years ended April 30, 2021 and 2020, suppliers accounting for 10% or more of the Company's purchases were as follows:

	Years Ended April 30,
Supplier	2021	2020
A	-	20.6%
B	25.5%	10.6%
C	16.5%	20.5%
D	13.0%	*
*Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in the United States and the PRC. As of April 30, 2021 and 2020, we had $1,403,969 and $1,054,090 of cash held in PRC banks. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $77,000), As a result, cash held in PRC financial institutions of $1,216,790 is not insured. We have not experienced any losses in such accounts through April 30, 2021. Our cash position by geographic area was as follows:

Country:	April 30, 2021		April 30, 2020
United States	$161,860	10.3%	$83,830	7.4%
China	1,403,969	89.7%	1,054,090	92.6%
Total cash and cash equivalents	$1,565,829	100.00%	$1,137,920	100.00%

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