Form 10-Q
period 2021-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2021-09-14
CIK 806592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all rep reportiorts required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] ☐ [X].

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 14, 2021, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

 QUARTERLY PERIOD ENDED JULY 31, 2021

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2022 is referred to as "fiscal 2022" and the year ended April 30, 2021 is referred to as "fiscal 2021".  Also, the three month period ended July 31, 2021 is our first quarter and is referred to as the "first quarter of fiscal 2022". Likewise, the three month period ended July 31, 2020 is referred to as the "first quarter of fiscal 2021".

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

iii

ITEM I - FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2021 (Unaudited)	April 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$670,432	$1,565,829
Accounts receivable, net	2,037,930	1,693,801
Accounts receivable - related party	6,954,986	5,999,791
Inventories, net	11,947,698	12,930,461
Prepaid expenses and other current assets	2,089,381	661,882
Total Current Assets	23,700,427	22,851,764
Property and equipment, net	8,464,702	9,217,115
Land use rights, net	2,035,819	-
Total Assets	$34,200,948	$32,068,879

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,021,663	$11,141,408
Short-term loans	4,149,493	2,955,304
Due to related parties	11,641,345	9,843,636
Total Current Liabilities	26,812,501	23,940,348
Total Liabilities	26,812,501	23,940,348

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of July 31, 2021 and April 30, 2021, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(43,817,401)	(43,357,208)
Accumulated other comprehensive income	5,199,853	5,193,512
Total Sunwin Stevia International, Inc. Stockholders' Equity	9,314,435	9,768,287
Noncontrolling interest	(1,925,988)	(1,639,756)
Total Stockholders' Equity	7,388,447	8,128,531

Total Liabilities and Stockholders' Equity	$34,200,948	$32,068,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended July 31,
	2021	2020
Revenues	$3,881,832	$5,287,855
Revenues - related parties	2,386,628	1,751,823
Total revenues	6,268,460	7,039,678
Cost of revenues	2,768,062	5,262,992
Cost of revenues - related parties	2,617,569	1,609,508
Total cost of revenues	5,385,631	6,872,500
Gross profit	882,829	167,178

Operating expenses:
Selling expenses	368,812	310,915
General and administrative expenses	414,643	473,176
Research and development expenses	355,713	361,438
Total operating expenses, net	1,139,168	1,145,529
Loss from operations	(256,339)	(978,351)

Other income (expenses):
Other income (expenses)	(423,107)	1,065
Grant income	-	566
Interest income	1,652	231
Interest expense - related party	(5,254)	(16,807)
Interest expense	(67,069)	(62,531)
Total other expenses	(493,778)	(77,476)
Loss operations before income taxes	(750,117)	(1,055,827)
Provision for income taxes	-	-
Net loss	$(750,117)	$(1,055,827)
Less: net loss attributable to noncontrolling interest	(289,924)	(393,228)
Net loss attributable to Sunwin Stevia International, Inc.	$(460,193)	$(662,599)

Comprehensive loss:
Net loss	$(460,193)	$(662,599)
Foreign currency translation adjustment	10,033	131,176
Total comprehensive loss	$(450,160)	$(531,423)
Less: comprehensive gain attributable to noncontrolling interest	3,692	48,529
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(453,852)	(579,952)

Earnings per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share attributable to Sunwin Stevia International, Inc. - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(750,117)	$(1,055,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	384,261	304,440
Loss on disposition of property and equipment	394,967	-
Provisions for obsolete inventories	187,704	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(338,982)	595,967
Accounts receivable - related party	(952,712)	1,217,425
Inventories	808,811	(189,149)
Prepaid expenses and other current assets	(1,435,530)	(290,138)
Accounts payable and accrued expenses	(128,715)	2,229,074
Taxes payable	(704)	(64,602)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,831,017)	2,747,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(584)	(137,776)
Purchases of land use rights	(2,057,268)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,057,852)	(137,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	1,194,966	-
Repayment of short term loans	-	(666,667)
Advance from related parties	5,265,725	3,055,118
Repayment of related party advances	(3,476,199)	(5,268,237)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,984,492	(2,879,786)

EFFECT OF EXCHANGE RATE ON CASH	8,980	8,084
NET DECREASE IN CASH	(895,397)	(262,288)

Cash at the beginning of period	1,565,829	1,137,920
Cash at the end of period	670,432	875,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$16,782

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$1,362
Accrued interest payable to related party	$5,254	$4,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	For the Three Months Ended July 31,
	2021	2020
Total shareholders’ equity, beginning balances	$8,128,531	$12,371,487

Common stock and additional paid-in capital:
Beginning balances	47,931,983	47,931,983
Common stock issued	-	-
Liability converted to additional paid-in capital	-	-
Ending balances	47,931,983	47,931,983

Retained Earnings
Beginning balances	(43,357,208)	(40,118,394)
Net loss	(460,193)	(662,599)
Ending balances	(43,817,401)	(40,780,993)

Accumulated other comprehensive income(loss):
Beginning balances	5,193,512	4,557,898
Foreign currency translation adjustment	6,341	82,647
Ending balances	5,199,853	4,640,545

Noncontrolling Interest:
Beginning balances	(1,639,756)	-
Net loss	(289,924)	(393,228)
Accumulated other comprehensive income(loss)	3,693	48,529
Ending balances	(1,925,988)	(344,699)

Total shareholders’ equity, ending balances	$7,388,447	$11,446,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

For the three months ended July 31, 2021 and fiscal year 2022, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2021 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2021 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2021 contained herein has been derived from the audited consolidated financial statements as of April 30, 2021, but do not include all disclosures required by the U.S. GAAP.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of July 31, 2021, we held $489,079 of our cash and cash equivalents with commercial banking institutions in the PRC, and $181,353 with banks in the United States. As of April 30, 2021, we held $1,403,969 of our cash and cash equivalents with commercial banking institution in PRC, and $161,860 in the United States. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $77,000), As a result, cash held in PRC financial institutions of $256,746 and $1,224,263 is not insured as of July 31, 2021 and April 30, 2021, respectively. We have not experienced any losses in such bank accounts through July 31, 2021.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. We had none of allowance for doubtful accounts as of July 31, 2021 and April 30, 2021.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of July 31, 2021, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of July 31, 2021 and April 30, 2021, the Company wrote down inventories of $187,704 and $1,276,893, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $394,967 and $nil on July 31, 2021 and April 30, 2021, respectively.

LAND USE RIGHTS

According to the law of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government for a specified period of time. Land use rights are being amortized using the straight-line method over the periods the rights are granted.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of July 31, 2021 and April 30, 2021 amounted to $330,318 and $330,738, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Three Months Ended July 31,
	2021	2020
Numerator:
Net Loss attributable to Sunwin Stevia International, Inc.	$(460,193)	$(662,599)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share - basic and diluted	$(0.00)	(0.00)

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

As of July 31, 2021	RMB 6.46 to $1.00
As of April 30, 2021	RMB 6.47 to $1.00

Three months ended July 31, 2021	RMB 6.44 to $1.00
Three months ended July 31, 2020	RMB 7.07 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2021 and 2020 included net loss and unrealized gains from foreign currency translation adjustments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $355,713 and $361,438 for the three months ended July 31, 2021 and 2020, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $20,161 and $16,516 for the three months ended July 31, 2021 and 2020, respectively.

ADVERTISING

              Advertising is expensed as incurred and is included in selling expenses and totaled $0 and $14,433 for the three months ended July 31, 2021 and 2020, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $750,000 for the three months ended July 31, 2021 and has a significant accumulated deficit of $43.8 million as of July 31, 2021. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 3 - NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2021. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2021, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $1,925,988 and $1,639,756 as of July 31, 2021 and April 30, 2021.

NOTE 4 - INVENTORIES

As of July 31, 2021 and April 30, 2021, inventories consisted of the following:

	July 31, 2021 (unaudited)	April 30, 2021

Raw materials	$4,266,529	$5,850,859
Work in process	3,572,399	3,220,583
Finished goods	4,108,770	3,859,019
Inventories, gross	11,947,698	12,930,461
Less: reserve for obsolete inventory	-	-
Inventories, net	$11,947,698	$12,930,461

In the three months ended July 31, 2021 and 2020, the Company wrote down the obsolete inventories of $187,704 and $nil, respectively.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of July 31, 2021 and April 30, 2021 totaled $2,089,381 and $661,882, respectively. As of July 31, 2021, prepaid expenses and other current assets includes $1,804,579 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $284,802 for business related employees' advances. As of April 30, 2021, prepaid expenses and other current assets includes $435,006 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $226,876 for business related employees' advances.

NOTE 6 - PROPERTY AND EQUIPMENT

As of July 31, 2021 and April 30, 2021, property and equipment consisted of the following:

	July 31, 2021 (unaudited)	April 30, 2021

Office equipment (3-15 Years)	$424,928	$429,478
Auto and trucks (2-10 Years)	594,981	646,606
Manufacturing equipment (2-15 Years)	6,618,242	7,646,765
Buildings (5-30 Years)	9,597,965	10,476,629
Construction in process	17,537	17,522
Property and equipment, gross	17,253,653	19,217,000
Less: accumulated depreciation	(8,788,951)	(9,999,885)
Property and equipment, net	$8,464,702	$9,217,115

For the three months ended July 31, 2021 and 2020, depreciation expense totaled $368,436 and $304,440, of which $313,733 and $282,725 were included in cost of revenues, respectively, and remainder was included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 7 – LAND USE RIGHTS

The Company acquired the land use rights for Qufu Shengren factory in cash. Qufu Shengren owns and operates a stevia facility with an annual production capable of 500 metric tons per year on 44,486 square meters (478,843 square feet) of land located in Qufu city, Shandong. The Company occupies this land pursuant to an asset acquisition agreement entered into with Pharmaceutical Corporation, a related party, to acquire the land use rights for this facility. The land use right was transferred from Pharmaceutical Corporation to Qufu Shengren, and the Company received Real Property Certificate issued by local government on May 18, 2021. The land use right expires in March 2054. The initial cost of this land use rights is RMB13,256,420 (approximately $2,052,000). We use the straight-line method for amortization over a period 33 years. During the first quarter of fiscal 2022, amortization expense amounted to $15,825.  Land use right with net book value of $2,035,819 as of July 31, 2021.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party and revenue - related party

As of July 31, 2021 and April 30, 2021, $6,954,986 and $5,999,791 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. For the three months ended July 31, 2021 and 2020, we recorded revenue - related party and cost of revenue – related party of $2,386,628and $151,823, and $2,617,569 and $1,609,508, respectively, from Qufu Shengwang Import and Export.

Due to (from) related parties

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the three months ended July 31, 2021 and 2020, we received advances from related parties for working capital that totaled $5,265,725 and $3,055,118, respectively, and we repaid to related parties a total of $3,476,199 and $5,268,237, respectively.

In the three months ended July 31, 2021 and 2020, interest expense related to due to related parties amounted to $5,254 and $16,807, respectively, which were included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss, and in connection with the advances of RMB5,000,000 (approximately $774,000) from Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese entity owned by our Chairman, Mr. Laiwang Zhang. This advance bears interest at the rate of 7.0% per annum. On July 27, 2020, we repaid in full amount of the above advance of RMB5,000,000 with accrued interest.

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

As of July 31, 2021, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $4,724,432, $6,686,795 and $230,118, respectively. On April 30, 2021, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $3,484,266, $6,140,404, and $218,966, respectively.

As of July 31, 2021 and April 30, 2021, balance due to (from) related party activities consisted of the following:

	Shandong Shengwang Pharmaceutical Co., Ltd.	Qufu Shengwang Import and Export Co., Ltd.	Mr. Wedong Chai	Total
Balance due to related parties, April 30, 2021	$3,484,266	$6,140,404	$218,966	$9,843,636
Working capital advances from related parties	3,631,725	1,629,499	9,755	5,270,979
Repayments	(2,389,867)	(1,086,332)	-	(3,476,199)
Effect of foreign currency exchange	(1,692)	3,224	1,397	2,929
Balance due to related parties, July 31, 2021	$4,724,432	$6,686,795	$230,118	$11,641,345

NOTE 9 - OPERATING LEASE

On July 10, 2019, we entered into the Metformin Production Line Operation Management Agreement (the “Agreement”) with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line which was built by the Company. Under the terms of this agreement, Ru Yuan's (“lessee”) lease includes the fixed assets of Metformin production line including buildings, manufacturing equipment and construction in process. The lessee will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,000) in July every year. On August 1, 2019, the Company (“lessor”) signed an addendum for Agreement with lessee to clarify the term of lease for five years, with conditional renewal options and the Company has the right to monitor operating and provide maintenance service for the underlying assets of the Metformin production line. The Company also has the right to terminate the Agreement if lessee fails to make payment timely. Under our analysis with the new lease standard, this lease agreement is classified as a cancellable operating lease. The Company received two year release payment in a total amount of RMB6,000,000 and the lease deposit of RMB1,000,000 as guarantee. The Company recorded a revenue of $106,782 and $97,392 from this operating lease for the first quarter of fiscal 2022 and 2021, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of July 31, 2021 and April 30, 2021:

Account	July 31, 2021 (unaudited)	April 30, 2021
Accounts payable	$7,720,609	$8,155,842
Advanced from customers	79,803	143,695
Accrued salary payable	286,064	155,071
Tax payable	330,318	330,738
Other payable*	2,604,869	2,356,062
Total accounts payable and accrued expenses	$11,021,663	$11,141,408

* As of on July 31, 2021, other payables consists of general liability, worker's compensation, and medical insurance payable of $396,419, consulting fee payable of $257,359, union and education fees payable of $137,239, interest payables for short-term loans of $214,443, safety production fund payable of $307,980, advances from the employees of $209,928, security deposit for sub-contractor of $154,763 and other miscellaneous payables of $926,738. As of April 30, 2021, other payables consists of general liability, worker's compensation, and medical insurance payable of $412,328, consulting and service fee payable of $209,871, union and education fees payable of $137,123, interest payables for short-term loans of $147,433, safety production fund payable of $262,449, advances from the employees of $159,909, deposit for operating lease of $154,631 and other miscellaneous payables of $872,318.

NOTE 11 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date. As of July 31, 2021 and April 30, 2021, short-term loans consisted of the following:

	July 31, 2021 (unaudited)	April 30, 2021
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2021, with an annual interest rate of 10%, renewed on October 6, 2020.	$34,048	$34,019
Loans from Jianjun Yan, non-related individual, due on October 6, 2021, with an annual interest rate of 10%, renewed at on October 7, 2020.	1,507,892	1,506,610
Loan from Jianjun Yan, due on March 31, 2022, with annual interest rate of 4%, renewed on April 1, 2021.	807,398	806,711
Loan from Jianjun Yan, due from May 13, 2022 to July 27, 2022, with annual interest rate of 12%, sign on period from May 14, 2021 to July 28, 2021.	1,114,292	-
Loan from Junzhen Zhang, non-related individual, due on October 5, 2021, with an annual interest rate of 12%, renewed on October 6, 2020.	27,238	27,215
Loan from Junzhen Zhang, non-related individual, due on November 30, 2021, with an annual interest rate of 10%, signed on December 1, 2020.	21,667	21,648
Loan from Jian Chen, non-related individual, due on May 20, 2022, with an annual interest rate of 10%, signed on May 21, 2021.	77,381	-
Loan from Qing Kong, non-related individual, due on March 6, 2022, with an annual interest rate of 10%, renewed on March 7, 2021.	98,739	98,655
Loan from Qing Kong, non-related individual, due on January 8, 2022, with an annual interest rate of 10%, renewed on January 9, 2021.	41,198	41,163
Loan from Guihai Chen, non-related individual, due on March 9, 2022, with an annual interest rate of 10%, renewed on March 10, 2021.	24,685	24,664
Loan from Guihai Chen, non-related individual, due on September 20, 2021, with an annual interest rate of 10%, renewed on September 21, 2020, and accrued interest converted into debt principal.	37,453	37,421
Loan from Weifeng Kong, non-related individual, due on November 28, 2021, with an annual interest rate of 10%, renewed on November 29, 2020.	30,953	30,926
Loan from Huagui Yong, non-related individual, due on April 8, 2022, with an annual interest rate of 6.3%, renewed on April 9, 2021.	77,381	77,316
Loan from Guohui Zhang, non-related individual, due on January 16, 2022, with an annual interest rate of 4% signed on January 17, 2021.	249,168	248,956
Total short-term loan payable	$4,149,493	$2,955,304

For the three months ended July 31, 2021 and 2020, interest expense related to short-term loans amounted to $67,069 and $62,531, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended July 31, 2021 and 2020; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2021 and 2020 is as follows:

	Three Months Ended July 31,
	2021	31, 2020
Revenues:
Stevioside - third party	$3,775,050	$5,190,463
Stevioside - related party	2,386,628	1,751,823
Total Stevioside	6,161,678	6,942,286
Corporate and other – third party	106,782	97,392
Corporate and other – related party	-	-
Total Corporate and other	106,782	97,392
Total segment and consolidated revenues	$6,268,460	$7,039,678

Interest expense:
Stevioside	$70,671	$79,107
Corporate and other	-	-
Total segment and consolidated interest expense	$70,671	$79,107

Depreciation and amortization:
Stevioside	$311,843	$253,776
Corporate and other	56,593	50,664
Total segment and consolidated depreciation and amortization	$368,436	$304,440

Income (loss) from continuing operations before income taxes:
Stevioside	$(812,243)	$(1,064,253)
Corporate and other	62,120	8,426
Total loss from continuing operations before income taxes	$(750,117)	$(1,055,827)

	July 31, 2021	April 30, 2021
Segment property and equipment:
Stevioside	$6,657,133	$7,354,695
Corporate and other	1,807,569	1,862,420
Total property and equipment	$8,464,702	$9,217,115

NOTE 13 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended July 31, 2021 and 2020, customers accounting for 10% or more of the Company's revenue were as follows:

	Three Months Ended July 31,
Customer	2021	2020
A (1)	38.1%	24.9%
B	-	37.1%

(1) Qufu Shengwang Import and Export Co., Ltd is a related party.

(ii)    Vendor Concentrations

For the three months ended July 31, 2021 and 2020, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Three Months Ended July 31,
Supplier	2021	2020
A	-	27.2%
B	-	18.0%
C	38.4%	10.1%
D	15.7%	-
E	-	10.8%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of July 31, 2021 and April 30, 2021, we had $820,149 and $1,054,090 of cash balance held in PRC banks, respectively. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $71,000). As a result, cash held in PRC financial institutions of $721,996 and $946,274 are not insured as of July 31, 2021 and April 30, 2021. We have not experienced any losses in such accounts through July 31, 2021. Our cash position by geographic area was as follows:

Country:	July 31, 2021		April 30, 2021
United States	$181,353	27.1%	$161,860	10.3%
China	489,079	72.9%	1,403,969	89.7%
Total cash and cash equivalents	$670,432	100.00%	$1,565,829	100.00%

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

NOTE 14 - SUBSEQUENT EVENTS

September 7, 2021, Mr. Laiwang Zhang and Ms. Dongdong Lin resigned their position as Directors of the Company due to health and personal reasons. Mr. Zhang's and Ms. Lin’s resignation is not due to any disagreement with the Company on any matter related to operations, policies, or practices. After careful consideration and discussion with the Company’s management, the Board of Directors appoints Mr. Jianjun Yan, effective September 7, 2021, and Mr. Yuyi Liu Lai as a Director of the Company, Mr. Yan’s and Mr. Liu’s responsibility and compensation shall be reasonable and in accordance with their employment agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2021 Annual Report on Form 10-K for fiscal year ended April 30, 2021.

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

Recent Developments

Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. We are able to maintain certain income from previous existing orders and finished products, however, we believe the effect of the COVID-19 pandemic will be most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2022.

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

OUR PERFORMANCE

 Our revenues totaled approximately $6,268,000 during the three months ended July 31, 2021, a decrease of 11.0%, as compared with the same period in 2020, and our gross margin increased to 14.1% from 2.4%. Our total operating expenses in the three months ended July 31, 2021 decreased by approximately $6,000, or 0.6% compared to the same period in 2020 primarily due to a decrease of approximately $59,000, or 12.4% in general and administrative expense and a decrease of approximately $6,000, or 1.6% in research and development expenses, offset by an increase of approximately $58,000, or 18.6% in selling expense. Our net loss for the three months ended July 31, 2021 was approximately $750,000, compared to a net loss $1,056,000 in the same period in fiscal 2021.

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2021 and 2020, as well as negative impact from the global COVID-19 pandemic. During the fiscal years ended April 30, 2021, the market prices of stevioside products continue to be impacted by strong price competition among Chinese manufacturers. With this being a product gaining large market shares in China, in the recent years we have seen many competitors entering the market. These new competitors use lower pricing as their effort to gain market share as they initially entering the market, thus driving down the average prices for stevia products. We expect the pressure from pricing competition to continue in fiscal 2022. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will also continue to increase in fiscal 2022 since the demand for raw material may increase as the market grows, while the production of the raw material experiences negative impact due to the global pandemic.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2021 and 2020. The percentages represent each line item as a percent of revenues:

For the Three Months ended July 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$6,161,678	100.0%	$106,782	100.0%	$6,268,460	100.0%
Cost of goods sold	5,340,969	86.7%	44,662	41.8%	5,385,631	85.9%
Gross profit	820,709	13.3%	62,120	58.2%	882,829	14.1%
Selling expenses	368,812	6.0%	-	-	368,812	5.9%
General and administrative expenses	414,643	6.7%	-	-	414,643	6.6%
Research and development expenses	355,713	5.8%	-	-	355,713	5.7%
(Loss) income from operations	(318,459)	(5.2)%	62,120	58.2%	(256,339)	(4.1)%
Other expenses	(493,778)	(8.0)%	-	-	(493,778)	(7.9)%
(Loss) income from continuing operations before income taxes	$(812,243)	(13.2)%	$62,120	58.2%	$(750,117)	(12.0)%

For the Three Months ended July 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$6,942,286	100.0%	$97,392	100.0%	$7,039,678	100.0%
Cost of goods sold	6,820,399	98.2%	52,101	53.5%	6,872,500	97.6%
Gross profit	121,887	1.8%	45,291	46.5%	167,178	2.4%
Selling expenses	310,915	4.5%	-	-	310,915	4.4%
General and administrative expenses	436,311	6.3%	36,865	37.9%	473,176	6.7%
Research and development expenses	361,438	5.2%	-	-	361,438	5.1%
(Loss) income from operations	(986,777)	(14.2)%	8,426	8.7%	(978,351)	(13.9)%
Other expenses	(77,476)	(1.1)%	-	-	(77,476)	(1.1)%
(Loss) income from continuing operations before income taxes	$(1,064,253)	(15.3)%	$8,426	8.7%	$(1,055,827)	(15.0)%

Revenues

Total revenues in the three months ended July 31, 2021 decreased by approximately 11.0%, as compared to the same period in 2020. Stevioside revenues, which accounts for 98.3% and 98.6% of our total revenues in the three months ended July 31, 2021 and 2020, respectively, decreased by approximately 11.2%, but we sold 214 metric tons and 180 metric tons of stevioside for the three months ended July 31, 2021 and 2020, respectively. Our Stevioside segment, revenues from sales to third parties decreased by 27.3%, from 74.8% to 61.3% of total revenue of Stevioside segment in the three months ended July 31, 2021, as compared to the same period in 2020, primarily due to a decreasing demand from domestic markets after COVID-19 pandemic. Our sales to the related party increased by 36.2%, from 24.9% to 38.1% of total revenue in the three months ended July 31, 2021, as compared to the same period in 2020, primarily due to an increasing demand from the oversea market and the results of our effort to develop sales in the international market. Since we do not have the authorization to export products from China, we outsourced our exporting business to a related party, Qufu Shengwang Import and Export Corporation, which has authorizations to export.

Our products including enzyme treated stevia have been well accepted by the market, especially in the U.S..  We generated approximately $1,690,000 and $1,340,000 in revenue from producing over 55 metric tons and 40 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 28% and 19% of our total revenues of Sativoside segment in the three months ended July 31, 2021 and 2020, respectively.

Our unit sale price fluctuated from month to month in the three months ended July 31, 2021, which was mainly affected by the market environment; the average unit sales price of our stevia products has decreased because of our effort to stay ahead of competition and to gain market share for the three months ended July 31, 2021, as compared to the same period in 2020. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to continue to increase in the near future. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. In the three months ended July 31, 2021, some of our stevia products, such as A3-95, A3-80, A3-60, and A3-50, were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

Cost of Revenues and Gross Margin

Cost of revenues in the three months ended July 31, 2021 decreased by 21.6%, compared to the same period in 2020. Cost of revenues as a percentage of revenues increased from 97.6% to 85.9% during the three months ended July 31, 2021 compared to the same period in 2020. Gross margin in Stevioside segment increased from 1.8% to 13.3% for the three months ended by July 31, 2021, compared the same period in 2020. Our consolidated gross margin for the three months ended by July 31, 2021 was 14.1%, as compared to 2.4% in the same period in 2020, which was primarily due to the epidemic of the novel strain of coronavirus COVID-19 pandemic adversely affected businesses and economic activities in 2021.

We believe the effect of the COVID-19 pandemic is the most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2022. February to March is normally the nursing period for stevia plants; as a result of COVID-19 related gathering laws, farmers are not able to have the same amount of nursery workers as previous years, resulting in a decrease of stevia plants, and relevant safety measures also resulted in an increase of general planting costs. We expect this to cause a shortage of stevia leaves harvest this year and along with the effect of the rain seasons, we expect to see an increase in our cost of raw material. After we resumed production, the effect of the COVID-19 pandemic on transportation has also made it difficult for us to efficiently procure our raw materials.

Selling Expenses

For the three months ended July 31, 2021, we had an increase of approximately $58,000, or 18.6% in selling expenses, as compared to the same period in 2020. The increase was primarily due to the approximately $18,000 increase in local sales taxes, $15,000 increase in commission expenses, $18,000 increase in office expenses, $13,000 increase in travel expense, $13,000 increase in promotion expense, $4,000 increase in shipping and freight, offset by $14,000 decrease in advertising expenses, $5,000 decrease in salary and $4,000 decrease in miscellaneous expense in the three months ended July 31, 2021.

General and Administrative Expenses

Our general and administrative expenses for the three months ended July 31, 2021 decreased by approximately $59,000, or 12.4% from the same period in 2020. The decrease was primarily due to a decrease of approximately $98,000 in repairs and maintenance fees, $13,000 decrease in auto expenses, $3,000 decrease in safety production fund, $26,000 decrease in hospitality expenses, and $76,000 decrease in miscellaneous expense, offset by an increase of approximately $43,000 in depreciation and amortization expenses, $66,000 increase in salary and wage expenses and $48,000 increase in service and consulting fee.

Research and Development Expense

For the three months ended July 31, 2021, our research and development expenses amounted to approximately $355,000, as compared to $361,000 for the same period in 2020. The decrease of $6,000 was primarily due to the decrease in spending for third party technical consulting fees in the three months ended July 31, 2021.

 Other Income (Expenses)

For the three months ended July 31, 2021, other expense, net of other income, amounted to approximately $493,000, an increase of $416,000 as compared to the other expense, net of other income, amounted to approximately $77,000 for the three months ended July 31, 2020. The increase of other expenses was primarily attributable to an increase in other expenses of $424,000 attributable to a loss on disposition of property and equipment in the three months ended July 31, 2021, and an increase of $5,000 in interest expense to third parties, offset by a decrease of $12,000 in interest expenses to related parties.

Net Loss

As a result of the foregoing, our loss was $750,000 for the three months ended July 31, 2021, as compared with loss from continuing operations of $1,056,000 for the three months ended July 31, 2020, a change of $306,000, or 29.0%. The decrease in net loss was primarily due to increased gross profit and decreased operating expenses, offset by increased other expenses in the three months ended July 31, 2021, compared to the three months ended July 31, 2020.

Net Loss Attributable to Sunwin Sunwin Stevia International, Inc.

Our net loss attributable to Sunwin Sunwin Stevia International, Inc. in the three months ended July 31, 2021 was approximately $460,000, or $(0.00) per share (basic and diluted), compared to $663,000, or $(0.00) per share (basic and diluted), in the three months ended July 31, 2020.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss by 38.7%, the percentage ownership in Qufu Shengren not directly attributable to us.  Net loss attributable to noncontrolling interest amounted to $290,000 and $393,000 for the three months ended July 31, 2021 and 2020.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive loss on the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $10,000 and $131,000 for the three months ended July 31, 2021 and 2020, respectively. This non-cash gain had the effect of reducing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

On July 31, 2021, we had working capital deficit of approximately $3,112,000, including cash of approximately $670,000, as compared to working deficit of $1,089,000, including cash of approximately $1,566,000 at April 30, 2021. The approximate $895,000 decrease in our cash at July 31, 2021 from April 30, 2021 is primarily attributable to net cash provided by operating activities of approximately $1,831,000 and net cash used in investing activities of approximately $2,058,000, offset by net cash provided by financing activities of approximately $2,984,000 during the three months ended July 31, 2021. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

Capital Resources

The following table provides certain selected balance sheets comparisons as of July 31, 2021 and April 30, 2021:

	July 31, 2021	April 30, 2021	Increase (Decrease)%

Cash and cash equivalents	$670,432	$1,565,829	$(895,397)	(57.2)%
Accounts receivable, net	2,037,930	1,693,801	(344,129)	20.3%
Accounts receivable - related party	6,954,986	5,999,791	955,195	15.9%
Inventories, net	11,947,698	12,930,461	(982,763)	(7.6)%
Prepaid expenses and other current assets	2,089,381	661,882	1,427,499	215.7%
Total current assets	23,700,427	22,851,764	848,663	3.7%
Property and equipment, net	8,464,702	9,217,115	(752,413)	(8.2)%
Land use rights	2,035,819	-	2,035,819	100%
Total assets	$34,200,948	$32,068,879	$2,132,069	6.6%

Accounts payable and accrued expenses	$11,021,663	$11,141,408	$(119,745)	(1.1)%
Short-term loans	4,149,493	2,955,304	1,194,189	40.4%
Due to related parties	11,641,345	9,843,636	1,797,709	18.3%
Total current liabilities	26,812,501	23,940,348	2,872,153	12.0%
Total liabilities	$26,812,501	$23,940,348	$2,872,153	12.0%

We maintain cash and cash equivalents in China and United States. On July 31, 2021 and April 30, 2021, bank deposits were as follows:

Country	July 31, 2021	April 30, 2021
United States	$181,353	$161,860
China	489,079	1,403,969
Total	$670,432	$1,565,829

The majority of our cash balances on July 31, 2021 are in the form of RMB stored in bank account of China. Cash held in banks in the PRC is not insured. The value of cash on deposit in mainland China of $489,079 as of July 31, 2021 has been converted based on the exchange rate as of July 31, 2021. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for use outside of China.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $1,299,000 during the three months ended July 31, 2021, as a result of the increase in both accounts receivable from the third parties and accounts receivable from related party as of July 31, 2021. The days for sales outstanding in accounts receivable increased to 121 days as of July 31, 2021, as compared to 24 days as of April 30, 2021. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from the related parties, increased by approximately $344,000 during the three months ended July 31, 2021. The days for sales outstanding in accounts receivable for third party sales increased to 44 days as of July 31, 2021, as compared to 12 days as of April 30, 2021. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable for related party sales and accounts receivable for third party sales in fiscal 2021.

Inventories on July 31, 2021, net of reserve for obsolescence, totaled approximately $11,948,000, as compared to $12,930,000 as of April 30, 2021. The decrease is primarily due to our decrease in procurements of raw materials in order to meet our anticipated lower sales volume during the fiscal year ended April 30, 2021. These inventories have not yet been sold due to the market demands not raising as much as we predicted; meanwhile, we did impairment and price adjustment on the inventories.

Our accounts payable and accrued expenses were approximately $11,022,000 on July 31, 2021, a decrease of approximately $120,000 from April 30, 2021. The decrease is primarily due to our decrease in procurements of raw material as a result of the raising sales of such materials during the three months ended July 31, 2021.

Loans payable on July 31, 2021 and April 30, 2021 totaled approximately $4,149,000 and $2,955,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 12%.  Range of maturity dates of the loans payable was from September 20, 2021 to July 27, 2022.  During the three months ended July 31, 2021, the Company borrowed new short term loans and received proceeds in a total amount of approximately $1,195,000 in cash.

Due to related parties on July 31, 2021 and April 30, 2021 totaled approximately $11,641,000 and $9,844,000, respectively. The increase was a result of our borrowing from related parties more than our repayment to them during the three months ended July 31, 2021. As of July 31, 2021, the balance we owed Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai amounted to $4,724,432, $6,686,795 and $230,118, respectively. On April 30, 2021, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., approximately amounted to $3,484,000, $6,140,000 and $219,000, respectively.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $1,831,000 for the three months ended July 31, 2021, primarily due to a net loss of approximately $750,000 adjusted by non-cash working capital, depreciation expense of $384,000, provision for obsolete inventories of $188,000 and loss on disposition of property and equipment of $395,000. Changes in operating assets and liabilities include an increase of approximately $339,000 in accounts receivable and note receivable from a third party, an increase of approximately $953,000 in accounts receivable - related party, an increase of approximately $1,436,000 in prepaid expenses and other current assets,  a decrease in accounts payable and accrued expenses of approximately $129,000 and a decrease of approximately $1,000 in taxes payable, offset by a decrease of approximately $809,000 in inventories.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $2,058,000 during the three months ended July 31, 2021 due to capital expenditures for property and equipment of approximately $1,000 and land use rights of approximately $2,057,000.

Net cash used in investing activities from operations amounted to approximately $138,000 during the three months ended July 31, 2020 due to capital expenditures for property and equipment.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities from operations amounted to approximately $2,984,000 in the three months ended July 31, 2021, primarily due to proceeds from short term loans in a total amount of $1,195,000 and advances received from related parties of approximately $5,266,000, offset by repayment of related party advances of approximately $ 3,476,000.

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2021.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2021 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). As reported in our Form 10-K for the year ended April 30, 2021, management assessed the effectiveness of our internal control over financial reporting as of April 30, 2021 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2021.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended July 31, 2021. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2021 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2021 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 14, 2021	By: /s/ Dongdong Lin
Dongdong Lin,
Chief Executive Officer

Dated: September 14, 2021	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer