Form 10-Q
period 2021-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2021-12-17
CIK 806592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 16, 2021, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

 QUARTERLY PERIOD ENDED OCTOBER 31, 2021

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2022 is referred to as "fiscal 2022" and the year ended April 30, 2021 is referred to as "fiscal 2021".  Also, the three month period ended October 31, 2021 is our second quarter and is referred to as the "second quarter of fiscal 2022". Likewise, the three month period ended October 31, 2020 is referred to as the "second quarter of fiscal 2021".

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

iii

ITEM I - FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2021 (Unaudited)	April 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$698,635	$1,565,829
Accounts receivable, net	7,500,106	1,693,801
Accounts receivable - related party	-	5,999,791
Inventories, net	9,233,808	12,930,461
Prepaid expenses and other current assets	4,199,309	661,882
Total Current Assets	21,631,858	22,851,764
Property and equipment, net	8,385,563	9,217,115
Land use rights, net	2,037,635	-
Total Assets	$32,055,056	$32,068,879

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,693,489	$11,141,408
Short-term loans	1,669,373	2,955,304
Due to related parties	9,134,337	9,843,636
Total Current Liabilities	26,497,199	23,940,348
Total Liabilities	26,497,199	23,940,348

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of October 31, 2021 and April 30, 2021, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(44,986,263)	(43,357,208)
Accumulated other comprehensive income	5,239,855	5,193,512
Total Sunwin Stevia International, Inc. Stockholders' Equity	8,185,575	9,768,287
Noncontrolling interest	(2,627,718)	(1,639,756)
Total Stockholders' Equity	5,557,857	8,128,531

Total Liabilities and Stockholders' Equity	$32,055,056	$32,068,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020
Revenues	$10,108,124	$3,931,149	$16,376,584	$9,219,004
Revenues - related parties	-	502,695	-	2,254,518
Total revenues	10,108,124	4,433,844	16,376,584	11,473,522
Cost of revenues	10,178,745	3,991,702	15,564,376	9,254,694
Cost of revenues - related parties	-	546,254	-	2,155,762
Total cost of revenues	10,178,745	4,537,956	15,564,376	11,410,456
Gross profit	(70,621)	(104,112)	812,208	63,066

Operating expenses:
Selling expenses	379,977	256,566	748,789	567,481
General and administrative expenses	527,010	172,384	941,653	645,560
Research and development expenses	792,367	71,129	1,148,080	432,567
Total operating expenses, net	1,699,354	500,079	2,838,522	1,645,608
Loss from operations	(1,769,975)	(604,191)	(2,026,314)	(1,582,542)

Other income (expenses):
Other expenses	(2,864)	(2,252)	(425,971)	(1,187)
Grant income	-	10	-	576
Interest income	490	262	2,142	493
Interest expense - related party	(95,842)	(4,867)	(154,591)	(21,674)
Interest expense	(24,582)	(47,413)	(38,156)	(109,944)
Total other expenses	(122,798)	(54,260)	(616,576)	(131,736)

Loss operations before income taxes	(1,892,773)	(658,451)	(2,642,890)	(1,714,278)
Provision for income taxes	-	-	-	-
Net loss	$(1,892,773)	$(658,451)	$(2,642,890)	$(1,714,278)
Less: net loss attributable to noncontrolling interest	(723,911)	(255,071)	(1,013,835)	(648,299)
Net loss attributable to Sunwin Stevia International, Inc.	$(1,168,862)	$(403,380)	$(1,629,055)	$(1,065,979)

Comprehensive income (loss):
Net loss	$(1,168,862)	$(403,380)	$(1,629,055)	$(1,065,979)
Foreign currency translation adjustment	62,183	549,797	72,216	680,973
Total comprehensive income (loss)	$(1,106,679)	$146,417	$(1,556,839)	$(385,006)
Less: comprehensive gain attributable to noncontrolling interest	22,181	203,417	25,873	251,946
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(1,128,860)	$(57,000)	$(1,582,712)	$(636,952)

Earnings per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share attributable to Sunwin Stevia International, Inc. - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,642,890)	$(1,714,278)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	736,823	626,560
Loss on disposition of property and equipment	386,687	-
Provisions for obsolete inventories	653,505	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	317,355	647,614
Accounts receivable - related party	-	1,677,074
Inventories	3,141,942	(1,679,993)
Prepaid expenses and other current assets	(3,560,027)	(320,653)
Accounts payable and accrued expenses	(1,488,413)	1,074,321
Taxes payable	9,263	(88,526)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,445,755)	222,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of equipment	8,028	-
Purchases of property and equipment	(150,258)	(97,289)
Purchases of land use rights	(2,055,960)
NET CASH USED IN INVESTING ACTIVITIES	(2,198,190)	(97,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	1,008,096	-
Repayment of short term loans	-	(678,362)
Advance from related parties	6,302,619	7,538,516
Repayment of related party advances	(3,541,521)	(7,755,243)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,769,194	(895,089)

EFFECT OF EXCHANGE RATE ON CASH	7,557	28,918
NET DECREASE IN CASH	(867,194)	(741,341)

Cash at the beginning of period	1,565,829	1,137,920
Cash at the end of period	698,635	396,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,885	$17,077

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$30,773	$244,896
Accrued interest payable to related party	$171,944	$8,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020
Total shareholders’ equity, beginning balances	$7,388,447	$11,446,836	$8,128,531	$12,371,487

Common stock and additional paid-in capital:
Beginning balances	47,931,983	47,931,983	47,931,983	47,931,983
Common stock issued	-	-	-	-
Ending balances	47,931,983	47,931,983	47,931,983	47,931,983

Retained Earnings
Beginning balances	(43,817,401)	(40,780,993)	(43,357,208)	(40,118,394)
Net loss	(1,168,862)	(403,380)	(1,629,055)	(1,065,979)
Ending balances	(44,986,263)	(41,184,373)	(44,986,263)	(41,184,373)

Accumulated other comprehensive income:
Beginning balances	5,199,853	4,640,545	5,193,512	4,557,898
Foreign currency translation adjustment	40,002	346,380	46,343	429,027
Ending balances	5,239,855	4,986,925	5,239,855	4,986,925

Noncontrolling Interest:
Beginning balances	(1,925,988)	(344,699)	(1,639,756)	-
Net loss	(723,911)	(255,071)	(1,013,835)	(648,299)
Accumulated other comprehensive income	22,181	203,417	25,873	251,946
Ending balances	(2,627,718)	(396,353)	(2,627,718)	(396,353)

Total shareholders’ equity, ending balances	$5,557,857	$11,338,182	$5,557,857	$11,338,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

For the six months ended October 31, 2021 and fiscal year 2022, our subsidiaries included in operations consisted of the following:

-   Sunwin Stevia International;

-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), wholly owned by Sunwin Stevia International;

-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), 61% owned by Qufu Natural Green;

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

Since fiscal 2018 we invested in a new production line for Metformin as one of the new product markets we intend to branch into. Metformin is the raw material of Metformin hydrochloride tablets. Metformin is the first-line medication for the treatment of type 2 diabetes, particularly in people who are not satisfied with simple diet control, especially those with obesity and hyperinsulinemia. On July 10, 2019, the Company entered into the Metformin Production Line Operation Management Agreement with an unaffiliated individual to operate the Metformin production line (see Note 9).

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2021 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended October 31, 2021 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2021 contained herein has been derived from the audited consolidated financial statements as of April 30, 2021, but do not include all disclosures required by the U.S. GAAP.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries in operations. All intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries for operations include the following:

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of October 31, 2021, we held $517,262 of our cash and cash equivalents with commercial banking institutions in the PRC, and $181,373 with banks in the United States. As of April 30, 2021, we held $1,403,969 of our cash and cash equivalents with commercial banking institution in PRC, and $161,860 in the United States.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. We had none of allowance for doubtful accounts as of October 31, 2021 and April 30, 2021.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of October 31, 2021, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of October 31, 2021 and April 30, 2021, the Company wrote down inventories of $653,505 and $1,276,893, respectively.

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

The residual value rate and useful life of property and equipment are summarized as follows:

Property and Equipment	Residual value rate	Useful life
Office equipment	10% or 5% or 0%	3-15 years
Auto and trucks	10% or 5% or 0%	2-10 Years
Manufacturing equipment	10% or 5% or 0%	2-15 Years
Buildings	10% or 5% or 0%	5-30 Years

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $386,687 and $nil on October 31, 2021 and April 30, 2021, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of October 31, 2021 and April 30, 2021 amounted to $343,227 and $330,738, respectively, consisted primarily of VAT taxes.

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

RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person and or their immediate family hold 10% or more of the company’s securities (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business. Related parties may be individuals or corporate entities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the net earnings and financial position.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

BASIC AND DILUTED EARNINGS PER SHARE

Pursuant to ASC Section 260-10-45, basic loss per common share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of ours, subject to anti-dilution limitations. The following table presents a reconciliation of basic and diluted net loss per common share:

	Three Months Ended October 31,		Six Months Ended October 31,
Numerator:	2021	2020	2021	2020
Net Loss attributable to Sunwin Stevia International, Inc.	$(1,168,862)	$(403,380)	$(1,629,055)	$(1,065,979)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Basic and diluted loss per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

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

As of October 31, 2021	RMB 6.41 to $1.00
As of April 30, 2021	RMB 6.47 to $1.00

Six months ended October 31, 2021	RMB 6.45 to $1.00
Six months ended October 31, 2020	RMB 6.94 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended October 31, 2021 and 2020 included net loss and unrealized gains from foreign currency translation adjustments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $792,367 and $71,129 for the three months ended October 31, 2021 and 2020, and $1,148,080 and $432,567 for the six months ended October 31, 2021 and 2020, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $29,927 and $19,462 for the three months ended October 31, 2021 and 2020, and $50,088 and $35,978 for the six months ended October 31, 2021 and 2020, respectively.

ADVERTISING

Advertising is expensed as incurred and is included in selling expenses and the Company has no expense on advertising for the three and six months ended October 31, 2021, but the Company recorded $40,443 and $54,876 for the three and six months ended October 31, 2020, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $1,893,000 and $2,643,000 for the three and six months ended October 31, 2021 and has a significant accumulated deficit of $45.0 million as of October 31, 2021. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 3 - NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2021. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2021, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $2,627,718 and $1,639,756 as of October 31, 2021 and April 30, 2021.

NOTE 4 - INVENTORIES

As of October 31, 2021 and April 30, 2021, inventories consisted of the following:

	October 31, 2021 (unaudited)	April 30, 2021

Raw materials	$3,462,239	$5,850,859
Work in process	2,664,935	3,220,583
Finished goods	3,106,634	3,859,019
Inventories, gross	9,233,808	12,930,461
Less: reserve for obsolete inventory	-	-
Inventories, net	$9,233,808	$12,930,461

In the three months ended October 31, 2021 and 2020, the Company wrote down the obsolete inventories of $465,801 and $nil, respectively. In the six months ended October 31, 2021 and 2020, the Company wrote down the obsolete inventories of $653,505 and $nil, respectively.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of October 31, 2021 and April 30, 2021 totaled $4,199,309 and $661,882, respectively. As of October 31, 2021, prepaid expenses and other current assets includes $3,660,227 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $539,082 for business related employees' advances. As of April 30, 2021, prepaid expenses and other current assets includes $435,006 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $226,876 for business related employees' advances.

NOTE 6 - PROPERTY AND EQUIPMENT

As of October 31, 2021 and April 30, 2021, property and equipment consisted of the following:

	October 31, 2021 (unaudited)	April 30, 2021

Office equipment	$430,778	$429,478
Auto and trucks	600,164	646,606
Manufacturing equipment	6,860,075	7,646,765
Buildings	9,681,574	10,476,629
Construction in process	17,690	17,522
Property and equipment, gross	17,590,281	19,217,000
Less: accumulated depreciation	(9,204,718)	(9,999,885)
Property and equipment, net	$ 8,385,563	$9,217,115

For the three months ended October 31, 2021 and 2020, depreciation expense totaled $336,757 and $322,121, of which $285,439 and $298,290 were included in cost of revenues, respectively, and remainder was included in operating expenses. For the six months ended October 31, 2021 and 2020, depreciation expense totaled $705,193 and $626,560, of which $599,172 and $581,013 were included in cost of revenues, respectively, and remainder was included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 7 – LAND USE RIGHTS

The Company acquired the land use rights for Qufu Shengren factory in cash. Qufu Shengren owns and operates a stevia facility with an annual production capable of 500 metric tons per year on 44,486 square meters (478,843 square feet) of land located in Qufu city, Shandong. The Company occupies this land pursuant to an asset acquisition agreement entered into with Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation") to acquire the land use rights for this facility. The land use right was transferred from Pharmaceutical Corporation to Qufu Shengren, and the Company received Real Property Certificate issued by local government on May 18, 2021. The land use right expires in March 2054. The initial cost of this land use rights is RMB13,256,420 (approximately $2,052,000). We use the straight-line method for amortization over a period 33 years. During the three and six months ended October 31, 2021, amortization expense amounted to $15,805 and $31,630. Land use right with net book value of $2,037,635 as of October 31, 2021.

NOTE 8 - RELATED PARTY TRANSACTIONS

Related parties of the Company consist of the following:
-	Mr. Jianjun Yan, Chief Executive Officer and Director of the Company;
-

Shandong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese limited liability company which Mr. Jianjun Yan is a legal representative and general manager of Pharmaceutical Corporation;

-	Mr. Laiwang Zhang, former Chairman of the Board, resigned on September 7, 2021;
-

Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese limited liability company, controlled by Mr. Laiwang Zhang. Due to recent changes in management personal, Qufu Shengwang Import and Export is no longer considered a related party, and transactions with Qufu Shengwang Import and Export has been reclassified to third party transactions in fiscal 2022; and

-	Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd.

Accounts receivable - related party and revenue - related party

As of October 31, 2021 and April 30, 2021, $nil and $5,999,791 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export. For the three and six months ended October 31, 2021 we did not have revenue and cost of revenue from related party, but we recorded revenue - related party and cost of revenue – related party of $502,695 and $546,254, and $2,254,518 and $2,155,762, the three and six months ended October 31, 2020, respectively, from Qufu Shengwang Import and Export.

Due to related parties

The Company mainly finance its operations through proceeds borrowed from related parties. As of October 31, 2021 and April 30, 2021, due to related parties consisted the following:

	October 31, 2021	April 30, 2021
Pharmaceutical Corporation	$4,763,844	$3,484,266
Qufu Shengwang Import and Export	-	6,140,404
Jianjun Yan	4,138,350	-
Weidong Chai	232,143	218,966
Total	$9,134,337	$9,843,636

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the six months ended October 31, 2021, the Company borrowed multiple one-year loans in aggregated amount of RMB9,820,000 (approximately $1,523,000) from Jianjun Yan, bearing an annual interest rate of 12%. The Company also borrowed two loans in amount of RMB10,717,600 (approximately $1,673,000) and RMB5,217,000 (approximately $814,000), respectively, bearing an annual interest rate of 10% and 4% from Jianjun Yan in the past years. On October 7, 2021 and April 1, 2021, these loans were extended for another one year, respectively, under the same terms and conditions and reclassified unpaid interest payable to the principal of these loans.

On September 23, 2019, the Company borrowed a one-year loan of RMB1,221,000 (approximately $189,000) from Weidong Cai, bearing an annual interest rate of 10%. On September 23, 2021 and 2020, the parties extended the loan for another year, under the same terms and conditions, reclassified unpaid interest payable to the principal of this loan, resulting in an increase of principal from RMB1,221,000 (approximately $189,000) to RMB1,477,410 (approximately $231,000).

For the three and six months ended October 31, 2021 and 2020, interest expense – related parties related to short-term loans amounted to $95,842 and $4,867, and $154,591 and $21,674, respectively,

NOTE 9 - OPERATING LEASE

On July 10, 2019, we entered into the Metformin Production Line Operation Management Agreement (the “Agreement”) with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line which was built by the Company. Under the terms of this agreement, Ru Yuan's (“lessee”) lease includes the fixed assets of Metformin production line including buildings, manufacturing equipment and construction in process. The lessee will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,000) in July every year. On August 1, 2019, the Company (“lessor”) signed an addendum for Agreement with lessee to clarify the term of lease for five years, with conditional renewal options and the Company has the right to monitor operating and provide maintenance service for the underlying assets of the Metformin production line. The Company also has the right to terminate the Agreement if lessee fails to make payment timely. Under our analysis with the new lease standard, this lease agreement is classified as a cancellable operating lease. The Company received two year release payment in a total amount of RMB6,000,000 and the lease deposit of RMB1,000,000 as guarantee. The Company recorded revenues of $106,647 and $100,809 from this operating lease in the three months ended October 31, 2021 and 2020, and the Company recorded revenues of $213,429 and $198,201 from this operating lease in the six months ended October 31, 2021 and 2020.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of October 31, 2021 and April 30, 2021:

Account	October 31, 2021 (unaudited)	April 30, 2021
Accounts payable	$6,003,861	$8,155,842
Advanced from customers	709,998	143,695
Advanced from third parties*	6,726,399	-
Accrued salary payable	290,820	155,071
Tax payable	343,227	330,738
Other payable**	1,619,184	2,356,062
Total accounts payable and accrued expenses	$15,693,489	$11,141,408

* Advanced from third parties for working capital, bearing interest free and due on demands.

** As of October 31, 2021, other payables consists of general liability, worker's compensation, and medical insurance payable of $409,230, consulting fee payable of $215,702, union and education fees payable of $138,434, interest payables for short-term loans of $50,740, safety production fund payable of $490,750, advances from the employees of $153,735, security deposit for sub-contractor of $156,111, and other miscellaneous payables of $4,482. As of April 30, 2021, other payables consists of general liability, worker's compensation, and medical insurance payable of $412,328, consulting and service fee payable of $209,871, union and education fees payable of $137,123, interest payables for short-term loans of $147,433, safety production fund payable of $262,449, advances from the employees of $159,909, deposit for operating lease of $154,631 and other miscellaneous payables of $872,318.

NOTE 11 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days or one month advance notice prior to maturity date. As of October 31, 2021 and April 30, 2021, short-term loans consisted of the following:

	October 31, 2021 (unaudited)	April 30, 2021
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2022, with an annual interest rate of 10%, renewed on October 6, 2021.	$34,344	$34,019
Loans from Jianjun Yan, due on October 6, 2021, with an annual interest rate of 10%, renewed on October 7, 2020, also see Note 8.	-	1,506,610
Loan from Jianjun Yan, due on March 31, 2022, with annual interest rate of 4%, renewed on April 1, 2021, also see Note 8.	-	806,711
Loan from Junzhen Zhang, non-related individual, due on October 5, 2022, with an annual interest rate of 10%, renewed on October 6, 2021 and accrued interest converted into debt principal.	30,223	27,215
Loan from Junzhen Zhang, non-related individual, due on November 30, 2021, with an annual interest rate of 10%, signed on December 1, 2020.	21,856	21,648
Multiple Loans from Jian Chen, non-related individual, due from May 20, 2022 to October 18, 2022, with an annual interest rate of 12%, signed from May 21, 2021 to October 19, 2021.	1,014,721	-
Loan from Qing Kong, non-related individual, due on March 6, 2022, with an annual interest rate of 10%, renewed on March 7, 2021.	99,599	98,655
Loan from Qing Kong, non-related individual, due on January 8, 2022, with an annual interest rate of 10%, renewed on January 9, 2021.	41,557	41,163
Loan from Guihai Chen, non-related individual, due on March 9, 2022, with an annual interest rate of 10%, renewed on March 10, 2021.	24,900	24,664
Loan from Guihai Chen, non-related individual, due on September 20, 2022, with an annual interest rate of 10%, renewed on September 21, 2021, and accrued interest converted into debt principal.	41,557	37,421
Loan from Weifeng Kong, non-related individual, due on November 28, 2021, with an annual interest rate of 10%, renewed on November 29, 2020.	31,222	30,926
Loan from Huagui Yong, non-related individual, due on April 8, 2022, with an annual interest rate of 6.3%, renewed on April 9, 2021.	78,055	77,316
Loan from Guohui Zhang, non-related individual, due on January 16, 2022, with an annual interest rate of 4% signed on January 17, 2021.	251,339	248,956
Total short-term loan payable	$1,669,373	$2,955,304

For the three and six months ended October 31, 2021 and 2020, interest expense related to short-term loans amounted to $24,582 and $47,413, and $38,156 and $109,944, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and six months ended October 31, 2021 and 2020; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2021 and 2020 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenues:
Stevioside - third party	$10,001,477	$3,830,340	$16,163,155	$9,020,803
Stevioside - related party	-	502,695	-	2,254,518
Total Stevioside	10,001,477	4,333,035	16,163,155	11,275,321

Corporate and other – third party	106,647	100,809	213,429	198,201
Corporate and other – related party	-	-	-	-
Total Corporate and other	106,647	100,809	213,429	198,201
Total segment and consolidated revenues	$10,108,124	$4,433,844	$16,376,584	$11,473,522
Interest expense:
Stevioside	$(119,934)	$(52,018)	$(190,605)	$(131,125)
Corporate and other	-	-	-	-
Total segment and consolidated interest expense	$(119,934)	$(52,018)	$(190,605)	$(131,125)
Depreciation and amortization:
Stevioside	$312,038	$266,078	$623,881	$519,854
Corporate and other	56,349	56,042	112,942	106,706
Total segment and consolidated depreciation and amortization	$368,387	$322,120	$736,823	$626,560
Income (loss) from operations before income taxes:
Stevioside	$(1,941,725)	$(705,674)	$(2,753,962)	$(1,769,927)
Corporate and other	48,952	47,223	111,072	55,649
Total loss from continuing operations before income taxes	$(1,892,773)	$(658,451)	$(2,642,890)	$(1,714,278)

	October 31, 2021	April 30, 2021
Segment property and equipment:
Stevioside	$5,663,314	$7,354,695
Corporate and other	2,722,249	1,862,420
Total property and equipment	$8,385,563	$9,217,115

NOTE 13 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three and six months ended October 31, 2021 and 2020, customers accounting for 10% or more of the Company's revenue were as follows:

	For the three months ended October 31,		For the six months ended October 31,
Customer	2021	2020	2021	2020
A (1)	39.7%	11.3%	39.0%	19.6%
B	18.5%	-	11.5%	-
C	-	-	-	25.7%
D	-	10.9%	-	10.4%

(1)  Qufu Shengwang Import and Export Co., Ltd is a related party in fiscal 2021.

(ii)    Vendor Concentrations

For the three and six months ended October 31, 2021 and 2020, suppliers accounting for 10% or more of the Company's purchase were as follows:

	For the three months ended October 31,		For the six months ended October 31,
Supplier	2021	2020	2021	2020
A	40.5%	-	53.6%	-
B	-	-	13.6%	-
C	-	33.5%	-	24.6%
D	-	20.3%	-	24.3%
F	-	18.2%	-	10.6%

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of October 31, 2021 and April 30, 2021, we had $517,262 and $1,403,969 of cash balance held in PRC banks, respectively. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $71,000). As a result, cash held in PRC financial institutions of $394,268 and $1,224,263 are not insured as of October 31, 2021 and April 30, 2021. We have not experienced any losses in such accounts through October 31, 2021. Our cash position by geographic area was as follows:

Country:	October 31, 2021		April 30, 2021
United States	$181,373	26.0%	$161,860	10.3%
China	517,262	74.0%	1,403,969	89.7%
Total cash and cash equivalents	$698,635	100.00%	$1,565,829	100.00%

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

The COVID-19 Pandemic

Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. We believe the effect of the COVID-19 pandemic will be most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2022.

We experienced difficulty in the delivery of our products, the ability to ship through ground transportation was very limited, if any, across provinces in China and in air shipments internationally was also very limited, if any, this caused us to be unable to timely deliver our products even if sales were made. In 2020 and 2021, China slowly resumed normal, however, as the global situation worsen, many of our international clients are pausing their operations and no longer making new orders. We expect this low demand and difficulty in transportation situation to remain in fiscal 2022.

Reduction of Carbon Emission

China issued plans to reduce the carbon intensity of its economy 60%-65% per unit of GDP by 2030, compared with 2005 levels. In order to reach this goal by 2030, China will need to strengthen regulations already in place, introduce and strictly enforce laws and penalties, and hasten sweeping changes to how it produces and consumes energy, goods and raw materials. China will take additional action to reduce waste, promote renewables and unconventional fuel, and reform its electricity network as part of its plan to significantly reduce carbon emissions before 2030.

In the past two months, we had been asked to lower capacity and cut production in half due to government’s carbon emission reduction requirements. Also, we will be facing government’s guidelines regarding air pollution in the overall attempt to create a better environment for the Beijing Winter Olympic Game in addition to the carbon emission reduction requirements for the coming years. Those are all unpredictable facts that will significantly impair our ability to maintain optimal production and will negatively impact our overall ability to generate revenue.

Recent Developments

On September 7, 2021, Mr. Laiwang Zhang and Ms. Dongdong Lin resigned their position as Directors of the Company due to health and personal reasons. Mr. Zhang's and Ms. Lin’s resignations are not due to any disagreement with the Company on any matter related to operations, policies, or practices. After careful consideration and discussion with the Company’s management, the Board of Directors appoints Mr. Jianjun Yan, effective September 7, 2021, and Mr. Yuyi Liu, effective September 7, 2021 as a Director of the Company, Mr. Yan’s and Mr. Liu’s responsibility and compensation shall be reasonable and in accordance with their employment agreements.

On September 30, 2021, Ms. Dongdong Lin resigned her position as Chief Executive Officer (“CEO”) of the Company due to personal reasons. Ms. Lin’s resignation is not due to any disagreement with the Company on any matter related to operations, policies, or practices. On September 30, 2021, the Company appointed Mr. Jianjun Yan as CEO of the Company and as General Manager of Qufu Natural Green Engineering Co., Ltd (“Qufu Natural Green”), a wholly owned subsidiary of the Company. Mr. Yan, 52 years old, is currently serving as a Director of the Company, and has over 18 years of experience in the pharmaceutical production industry. Graduated from Hunan Medical University in 1993, Mr. Yan has worked in various positions in multiple pharmaceutical companies, such as Hunan Pharmaceuticals, Shandong Haisen Pharmaceuticals, Shandong Haishan Pharmaceuticals, etc. Since June 2021, Mr. Yan has also successfully founded and managed his own pharmaceutical production technology company, Qufu Shenghao Biotech Co., Ltd. We believe Mr. Yan’s expertise and experience in the industry will be greatly beneficial to the future growth of the Company.

OUR PERFORMANCE

 Our revenues totaled approximately $10,108,000 during the three months ended October 31, 2021, an increase of 120.8%, as compared with the same period in 2020, and our gross margin increased to (0.7)% from (2.3)%. Our total operating expenses in the three months ended October 31, 2021 increased by approximately $1,199,000, or 239.8% compared to the same period in 2020 primarily due to an increase of approximately $123,000, or 48.1% in selling expense, an increase of approximately $355,000, or 205.7% in general and administrative expense and an increase of approximately $721,000, or 1,014.0% in research and development expenses. Our net loss for the three months ended October 31, 2021 was approximately $1,893,000, compared to a net loss $658,000 in the same period in 2020.

Our revenues totaled approximately $16,377,000 during the six months ended October 31, 2021, an increase of 42.7%, as compared with the same period in 2020, and our gross margin increased to 5.0% from 0.5%. Our total operating expenses in the six months ended October 31, 2021 increased by approximately $1,193,000, or 72.5% compared to the same period in 2020 primarily due to an increase of approximately $181,000, or 31.9% in selling expense, an increase of approximately $296,000, or 45.9% in general and administrative expense, and an increase of approximately $716,000, or 165.4% in research and development expenses. Our net loss for the six months ended October 31, 2021 was approximately $2,643,000, compared to a net loss of $1,714,000 in six months ended October 31, 2020.

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

Some of the recent favorable observations related to the stevia markets in fiscal 2021 include:

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2021 and 2020. The percentages represent each line item as a percent of revenues:

For the Three Months ended October 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$ 10,001,477	100.0%	$ 106,647	100.0%	$ 10,108,124	100.0%
Cost of goods sold	10,121,030	101.2%	57,715	54.1%	10,178,745	100.7%
Gross profit	(119,553	)(1.2)%	48,932	45.9%	(70,621)	(0.7)%
Selling expenses	379,977	3.8%	-	-	379,977	3.8%
General and administrative expenses	527,010	5.3%	-	-	527,010	5.2%
Research and development expenses	792,367	7.9%	-	-	792,367	7.8%
Income (loss) from operations	(1,818,907)	(18.2)%	48,932	45.9%	(1,769,975)	(17.5)%
Other (expenses) income	(122,818)	(1.2)%	20	0.0%	(122,798)	(1.2)%
Income (loss) from operations before income taxes	$ (1,941,725)	(19.4)%	$ 48,952	45.9%	$ (1,892,773)	(18.7)%

For the Three Months ended October 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$4,333,035	100.0%	$100,809	100.0%	$4,433,844	100.0%
Cost of goods sold	4,483,351	103.5%	54,605	54.2%	4,537,956	102.3%
Gross profit	(150,316)	(3.5)%	46,204	45.8%	(104,112)	(2.3)%
Selling expenses	255,990	5.9%	576	0.6%	256,566	5.8%
General and administrative expenses	173,979	4.0%	(1,595)	(1.6)%	172,384	3.9%
Research and development expenses	71,129	1.6%	-	-	71,129	1.6%
Income (loss) from operations	(651,414)	(15.0)%	47,223	46.8%	(604,191)	(13.6)%
Other expenses	(54,260)	(1.3)%	-	-	(54,260)	(1.3)%
Income (loss) from operations before income taxes	$(705,674)	(16.3)%	$47,223	46.8%	$(658,451)	(14.9)%

The following table summarizes our results from operations for the six month periods ended October 31, 2021 and 2020.

For the Six Months ended October 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$ 16,163,155	100.0%	$ 213,429	100.0%	$ 16,376,584	100.0%
Cost of goods sold	15,461,999	95.7%	102,377	48.0%	15,564,376	95.0%
Gross profit	701,156	4.3%	111,052	52.0%	812,208	5.0%
Selling expenses	748,789	4.6%	-	-	748,789	4.6%
General and administrative expenses	941,653	5.8%	-	-	941,653	5.7%
Research and development expenses	1,148,080	7.1%	-	-	1,148,080	7.0%
Income (loss) from operations	(2,137,366)	(13.2)%	111,052	52.0%	(2,026,314)	(12.4)%
Other (expenses) income	(616,596)	(3.8)%	20	0.0%	(616,576)	(3.8)%
Income (loss) from operations before income taxes	$ (2,753,962)	(17.0)%	$ 111,072	52.0%	$ (2,642,890)	(16.1)%

For the Six Months ended October 31, 2020
	Stevioside		Corporate and Other		Consolidated
Revenues	$11,275,321	100.0%	$198,201	100.0%	$11,473,522	100.0%
Cost of goods sold	11,303,750	100.3%	106,706	53.8%	11,410,456	99.5%
Gross profit	(28,429)	(0.3)%	91,495	46.2%	63,066	0.5%
Selling expenses	566,905	5.0%	576	0.3%	567,481	4.9%
General and administrative expenses	610,290	5.4%	35,270	17.8%	645,560	5.6%
Research and development expenses	432,567	3.8%	-	-	432,567	3.8%
Income (loss) from operations	(1,638,191)	(14.5)%	55,649	28.1%	(1,582,542)	(13.8)%
Other expenses	(131,736)	(1.2)%	-	-	(131,736)	(1.1)%
Income (loss) from operations before income taxes	$(1,769,927)	(15.7)%	$55,649	28.1%	$(1,714,278)	(14.9)%

Revenues

Total revenues in the three months ended October 31, 2021 increased by approximately 128.0%, as compared to the same period in 2020, primarily due to an increasing demand from domestic and international markets after COVID-19 pandemic. Our Stevioside segment, revenues from sales increased by 130.8%, from 97.7% to 98.9% of our total revenues in the three months ended October 31, 2020 and 2021. We sold 359 metric tons and 149 metric tons of stevioside for the three months ended October 31, 2021 and 2020, respectively.

Total revenues in the six months ended October 31, 2021 increased by 42.7% as compared to the same period in 2020.  Stevioside revenues, accounts for 98.7% and 98.3% of our total revenues in the six months ended October 31, 2021 and 2020, respectively. During the six months ended October 31, 2021, within our Stevioside segment, our sales volume increased by approximately 191 metric tons, from 382 metric tons to 573 metric tons, a 50.1% increase. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 44.3% and 41.7% of total revenue of our Stevioside segment for three and six months ended October 31, 2021, respectively.

Our products including enzyme treated stevia have been well accepted by the market, especially in the U.S. We generated approximately $2,416,000 and $4,105,000 in revenue from producing over 86 metric tons and 142 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 23% and 25% of our total revenues of Stevioside segment in the three and six months ended October 31, 2021, respectively.

Our unit sale price fluctuated from month to month in the three and six months ended October 31, 2021, which was mainly affected by the market environment; the average unit sales price of our stevia products has decreased because of our effort to stay ahead of competition and to gain market share for the three and six months ended October 31, 2021, as compared to the same period in 2020. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to continue to increase in the near future. In the six months ended October 31, 2021, some of our stevia products, such as A3-95, A3-80, A3-50, and A3-99, were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

Cost of Revenues and Gross Margin

Cost of revenues in the three and six months ended October 31, 2021 increased by 124.3% and 36.4%, compared to the same period in 2020, respectively. Cost of revenues as a percentage of revenues decreased from 102.3% and 99.5% to 100.7% and 95.0% during the three and six months ended October 31, 2021 compared to the same period in 2020, respectively. Gross margin in Stevioside segment increased from (3.5)% to (1.2)% for the three months ended by October 31, 2021, compared the same period in 2020. Gross margin in Stevioside segment increased from (0.3)% to 4.3% for the six months ended by October 31, 2021, compared the same period in 2020, which was primarily due to the epidemic of the novel strain of coronavirus COVID-19 pandemic adversely affected businesses and economic activities in fiscal year 2021.

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

Selling Expenses

For the three months ended October 31, 2021, we had an increase of approximately $123,000, or 48.1% in selling expenses, as compared to the same period in 2020. The increase was primarily due to the approximately $43,000 increase in local sales taxes, $51,000 increase in commission expenses, $82,000 increase in promotion and marketing expenses, $10,000 increase in shipping and freight, and $7,000 increase in salary, offset by $23,000 decrease in office expenses, $6,000 decrease in travel expense, $40,000 decrease in advertising expenses and $1,000 decrease in miscellaneous expense in the three months ended October 31, 2021.

For the six months ended October 31, 2021, we had an increase of approximately $181,000, or 31.9% in selling expenses, as compared to the same period in 2020. The increase was primarily due to the approximately $62,000 increase in local sales taxes, $66,000 increase in commission expenses, $96,000 increase in promotion and marketing expenses, $14,000 increase in shipping and freight, $7,000 increase in travel expense, and $2,000 increase in salary, offset by $5,000 decrease in office expenses, $55,000 decrease in advertising expenses and $6,000 decrease in miscellaneous expense in the six months ended October 31, 2021.

General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2021 increased by approximately $355,000, or 205.7% from the same period in 2020. The increase was primarily due to an increase of approximately $68,000 in depreciation and amortization expenses, $54,000 increase in salary and wage expenses, $34,000 increase in safety production fund, $120,000 increase in repairs and maintenance fees, $12,000 increase in office expense, $10,000 increase in travel expense and $83,000 increase in miscellaneous expense, offset by a decrease of $26,000 in service and professional fee.

Our general and administrative expenses for the six months ended October 31, 2021 increased by approximately $296,000, or 45.9% from the same period in 2020. The increase was primarily due to an increase of approximately $111,000 in depreciation and amortization expenses, due to a land use right we purchased in 2021, $110,000 increase in salary and wage expenses, $30,000 increase in safety production fund, $22,000 increase in repairs and maintenance fees, $12,000 increase in insurance expense, $10,000 increase in office expense, $11,000 increase in travel expense, and $12,000 increase in miscellaneous expenses, offset by a decrease of $22,000 in hospitality expenses.

Research and Development Expense

For the three and six months ended October 31, 2021, our research and development expenses amounted to approximately $792,000 and $1,148,000, as compared to $71,000 and $433,000 for the same period in 2020, respectively. The increase of $721,000 and $715,000 were primarily due to the increase in materials used for R&D purpose in the three and six months ended October 31, 2021.

 Other Income (Expenses)

For the three months ended October 31, 2021, other expense, net of other income, amounted to approximately $123,000, an increase of $69,000 as compared to the other expense, net of other income, amounted to approximately $54,000 for the three months ended October 31, 2020. The increase of other expenses was primarily attributable to an increase of $91,000 in interest expenses to related parties and an increase other expense of $1,000, offset by a decrease of $23,000 in interest expense to third parties.

For the six months ended October 31, 2021, other expense, net of other income, amounted to approximately $617,000, an increase of $485,000 as compared to the other expense, net of other income, amounted to approximately $132,000 for the six months ended October 31, 2020. The increase of other expenses was primarily attributable to an increase in other expenses of $425,000 mainly attributable to a loss on disposition of property and equipment in the six months ended October 31, 2021, and an increase of $133,000 in interest expenses to related parties, offset by a decrease of $72,000 in interest expense to third parties, net of an increase of $1,000 in interest income.

Net Loss

As a result of the foregoing, our loss was $1,893,000 and $2,643,000 for the three and six months ended October 31, 2021, as compared with loss from operations of $658,000 and $1,714,000 for the three and six months ended October 31, 2020, a change of $1,234,000 and $929,000, or 187.5% and 54.2%, respectively. The increase in net losses were primarily due to increased operating expenses and increased other expenses in the three and six months ended October 31, 2021, compared to the three and six months ended October 31, 2020.

Net Loss Attributable to Sunwin Stevia International, Inc.

Our net loss attributable to Sunwin Stevia International, Inc. in the three and six months ended October 31, 2021 was approximately $1,169,000 and $1,629,000, or $(0.01) and $(0.01) per share (basic and diluted), compared to net loss of $403,000 and $1,066,000, or $(0.00) and $(0.01) per share (basic and diluted), in the three and six months ended October 31, 2020, respectively.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss by 38.7%, the percentage ownership in Qufu Shengren not directly attributable to us.  Net loss attributable to noncontrolling interest amounted to $724,000 and $1,014,000 for the three and six months ended October 31, 2021, compared to net loss attributable to noncontrolling interest of $255,000 and $648,000 for the three and six months ended October 31, 2020.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive loss on the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $62,000 and $72,000, and $550,000 and $681,000 for the three and six months ended October 31, 2021 and 2020, respectively. This non-cash gain had the effect of reducing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

On October 31, 2021, we had working capital deficit of approximately $4,865,000, including cash of approximately $699,000, as compared to working deficit of $1,089,000, including cash of approximately $1,566,000 at April 30, 2021. The approximate $867,000 decrease in our cash at October 31, 2021 from April 30, 2021 is primarily attributable to net cash used in operating activities of approximately $2,446,000 and net cash used in investing activities of approximately $2,198,000, offset by net cash provided by financing activities of approximately $3,769,000 during the six months ended October 31, 2021. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

The COVID-19 Pandemic. On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in China in which the Company operates. Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to material negative impact to the Company’s total revenues, slower collection of accounts receivables and significant impairment to the Company’s equity investments. Due to the high uncertainty of the evolving situation, the Company has limited visibility on the full impact brought upon by the COVID-19 pandemic and the related financial impact cannot be estimated at this time.

Capital Resources

The following table provides certain selected balance sheets comparisons as of October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021	Increase (Decrease)%

Cash and cash equivalents	$698,635	$1,565,829	$(867,194)	(55.4)%
Accounts receivable, net	7,500,106	1,693,801	5,806,305	342.8%
Accounts receivable - related party	-	5,999,791	(5,999,791)	(100.0)%
Inventories, net	9,233,808	12,930,461	(3,969,653)	(28.6)%
Prepaid expenses and other current assets	4,199,309	661,882	3,537,427	534.4%
Total current assets	21,631,858	22,851,764	(1,219,906)	(5.3)%
Property and equipment, net	8,385,563	9,217,115	(831,552)	(9.0)%
Land use rights	2,037,635	-	2,037,635	100%
Total assets	$32,055,056	$32,068,879	$(13,823)	(0.0)%

Accounts payable and accrued expenses	$15,693,489	$11,141,408	$4,552,081	40.9%
Short-term loans	1,669,373	2,955,304	(1,285,931)	(43.5)%
Due to related parties	9,134,337	9,843,636	(709,299)	(7.2)%
Total current liabilities	26,497,199	23,940,348	2,556,851	10.7%
Total liabilities	26,497,199	$23,940,348	$2,556,851	10.7%

We maintain cash and cash equivalents in China and United States. On October 31, 2021 and April 30, 2021, bank deposits were as follows:

Country	October 31, 2021	April 30, 2021
United States	$181,373	$161,860
China	517,262	1,403,969
Total	$698,635	$1,565,829

The majority of our cash balances on October 31, 2021 are in the form of RMB stored in bank account of China. Cash held in banks in the PRC is not insured. The value of cash on deposit in mainland China of $517,262 as of October 31, 2021 has been converted based on the exchange rate as of October 31, 2021. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for use outside of China.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, decreased by approximately $193,000 during the six months ended October 31, 2021. The days for sales outstanding in accounts receivable decreased to 85 days as of October 31, 2021, as compared to 97 days as of April 30, 2021. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from the related parties, increased by approximately $5,806,000 during the six months ended October 31, 2021, but accounts receivable from related parties decreased by approximately $6,000,000, due to no revenue from related parties from fiscal 2022 and reclassification partial receivables from a related party to account receivable from third parties from fiscal 2022.  We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable in fiscal 2022.

Inventories on October 31, 2021, net of reserve for obsolescence, totaled approximately $9,234,000, as compared to $12,930,000 as of April 30, 2021. The decrease is primarily due to our increase in revenue, thus inventory turnover rate increased. Accordingly, inventory ending balance decreased. Meanwhile, we did impairment on the inventories.

Our accounts payable and accrued expenses were approximately $15,693,000 on October 31, 2021, an increase of approximately $4,552,000 from April 30, 2021. The increase is primarily result from reclassification partial liabilities from related parties to other payables from third parties from fiscal 2022.

Loans payable on October 31, 2021 and April 30, 2021 totaled approximately $1,669,000 and $2,955,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 12%.  Range of maturity dates of the loans payable was from November 28, 2021 to October 18, 2022.  During the six months ended October 31, 2021, the Company borrowed new short term loans and received proceeds in a total amount of approximately $1,008,000 in cash.

Due to related parties on October 31, 2021 and April 30, 2021 totaled approximately $9,134,000 and $9,844,000, respectively. The decrease was a result of the reclassification partial liabilities from related parties to other payables from third parties from fiscal 2022. As of October 31, 2021, the balance we owed Pharmaceutical Corporation, Mr. Jianjun Yan and Mr. Weidong Chai amounted to approximately $4,764,000, $4,138,000 and $232,000, respectively. On April 30, 2021, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., approximately amounted to $3,484,000, $6,140,000 and $219,000, respectively.

Cash Flows Analysis

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $2,446,000 for the six months ended October 31, 2021, primarily due to a net loss of approximately $2,643,000 adjusted by non-cash working capital, depreciation and amortization expenses of $737,000, provision for obsolete inventories of $654,000 and loss on disposition of property and equipment of $387,000. Changes in operating assets and liabilities include an increase of approximately $3,560,000 in prepaid expenses and other current assets and a decrease in accounts payable and accrued expenses of approximately $1,488,000, offset by a decrease of approximately $317,000 in accounts receivable and note receivable from third party, a decrease of approximately $3,142,000 in inventories and an increase of approximately $9,000 in taxes payable.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $2,198,000 during the six months ended October 31, 2021 due to capital expenditures for property and equipment of approximately $150,000 and land use rights of approximately $2,056,000, offset by proceed from disposal of equipment of $8,000.

Net cash used in investing activities from operations amounted to approximately $97,000 during the six months ended October 31, 2020 due to capital expenditures for property and equipment.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash provided by financing activities from operations amounted to approximately $3,769,000 in the six months ended October 31, 2021, primarily due to proceeds from short term loans in a total amount of $1,008,000 and advances received from related parties of approximately $6,303,000, offset by repayment of related party advances of approximately $3,542,000.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We have key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2021.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2021 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended October 31, 2021. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended October 31, 2021 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended October 31, 2021 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 1 A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2021 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2021 Annual Report on Form 10-K.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: December 17, 2021	By: /s/ Jianjun Yan
Jianjun Yan,
Chief Executive Officer

Dated: December 17, 2021	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer