Form 10-Q
period 2022-01-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2022-04-22
CIK 806592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 22, 2022, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

 QUARTERLY PERIOD ENDED JANUARY 31, 2022

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2022 is referred to as "fiscal 2022" and the year ended April 30, 2021 is referred to as "fiscal 2021".  Also, the three month period ended January 31, 2022 is our third quarter and is referred to as the "third quarter of fiscal 2022". Likewise, the three month period ended January 31, 2021 is referred to as the "third quarter of fiscal 2021".

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

iii

ITEM I - FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2022 (Unaudited)	April 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,143,045	$1,565,829
Accounts receivable, net	8,695,153	1,693,801
Accounts receivable - related party	-	5,999,791
Inventories, net	8,863,050	12,930,461
Prepaid expenses and other current assets	5,310,661	661,882
Total Current Assets	24,011,909	22,851,764
Property and equipment, net	8,306,973	9,217,115
Land use rights, net	2,035,922	-
Total Assets	$34,354,804	$32,068,879

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,877,311	$11,141,408
Short-term loans	1,764,306	2,955,304
Due to related parties	8,672,479	9,843,636
Total Current Liabilities	30,314,096	23,940,348
Total Liabilities	30,314,096	23,940,348

Commitments and Contingencies	-	-

EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of January 31, 2022 and April 30, 2021, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(45,944,369)	(43,357,208)
Accumulated other comprehensive income	5,267,965	5,193,512
Total Sunwin Stevia International, Inc. Stockholders' Equity	7,255,579	9,768,287
Noncontrolling interest	(3,214,871)	(1,639,756)
Total Equity	4,040,708	8,128,531

Total Liabilities and Equity	$34,354,804	$32,068,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021
Revenues	$10,998,265	$4,230,453	$27,374,849	$13,449,457
Revenues - related parties	-	2,756,224	-	5,010,742
Total revenues	10,998,265	6,986,677	27,374,849	18,460,199
Cost of revenues	10,214,577	3,871,941	25,778,953	13,126,635
Cost of revenues - related parties	-	3,431,319	-	5,587,081
Total cost of revenues	10,214,577	7,303,260	25,778,953	18,713,716
Gross profit	783,688	(316,583)	1,595,896	(253,517)

Operating expenses:
Selling expenses	627,172	480,221	1,375,961	1,047,702
General and administrative expenses	710,877	440,744	1,652,530	1,086,304
Research and development expenses	840,814	541,733	1,988,894	974,300
Total operating expenses, net	2,178,863	1,462,698	5,017,385	3,108,306
Loss from operations	(1,395,175)	(1,779,281)	(3,421,489)	(3,361,823)

Other income (expenses):
Other income (expenses)	(21,136)	80,151	(447,107)	78,964
Grant income	-	11	-	587
Interest income	224	170	2,366	663
Interest expense - income (expenses): related parties	(101,176)	(5,391)	(255,767)	(27,065)
Interest expense	(43,230)	(56,506)	(81,386)	(166,450)
Total other income (expenses)	(165,318)	18,435	(781,894)	(113,301)

Loss operations before income taxes	(1,560,493)	(1,760,846)	(4,203,383)	(3,475,124)
Provision for income taxes	-	-	-	-
Net loss	$(1,560,493)	$(1,760,846)	$(4,203,383)	$(3,475,124)
Less: net loss attributable to noncontrolling interest	(602,387)	(681,222)	(1,616,222)	(1,329,521)
Net loss attributable to Sunwin Stevia International, Inc.	$(958,106)	$(1,079,624)	$(2,587,161)	$(2,145,603)

Comprehensive income (loss):
Net loss	$(958,106)	$(1,079,624)	$(2,587,161)	$(2,145,603)
Foreign currency translation adjustment	43,344	419,713	115,560	1,110,686
Total comprehensive loss	$(914,762)	$(659,911)	$(2,471,601)	$(1,044,917)
Less: comprehensive gain attributable to noncontrolling interest	15,234	153,777	41,107	405,723
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(929,996)	$(813,688)	$(2,512,708)	$(1,450,640)

Earnings per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share attributable to Sunwin Stevia International, Inc. - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,203,383)	$(3,475,124)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	1,121,490	976,095
Loss on disposition of property and equipment	388,228	-
Provisions for obsolete inventories	854,866	664,772
Changes in operating assets and liabilities:
Accounts receivable	(865,032)	727,168
Accounts receivable - related party	-	172,894
Inventories	3,387,206	(806,358)
Prepaid expenses and other current assets	(4,593,555)	(13,638)
Accounts payable and accrued expenses	2,152,539	79,530
Taxes payable	444,493	137,303
NET CASH USED IN OPERATING ACTIVITIES	(1,313,148)	(1,537,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of equipment	8,060	-
Purchases of property and equipment	(322,015)	(528,708)
Purchases of land use rights	(2,064,156)
NET CASH USED IN INVESTING ACTIVITIES	(2,378,111)	(528,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	1,094,524	20,555
Repayment of short term loans	-	(911,747)
Advance from related parties	6,162,053	10,413,224
Repayment of related party advances	(4,007,863)	(8,414,263)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,248,714	1,107,768

EFFECT OF EXCHANGE RATE ON CASH	19,761	45,849
NET DECREASE IN CASH	(422,784)	(912,449)

Cash at the beginning of period	1,565,829	1,137,920
Cash at the end of period	1,143,045	225,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,905	$17,408

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$85,630	$232,100
Accrued interest payable to related party	$171,944	$14,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021
Total equity, beginning balances	$7,388,447	$11,446,836	$8,128,531	$12,371,487

Common stock and additional paid-in capital:
Beginning balances	47,931,983	47,931,983	47,931,983	47,931,983
Common stock issued	-	-	-	-
Ending balances	47,931,983	47,931,983	47,931,983	47,931,983

Retained Earnings
Beginning balances	(44,986,263)	(41,184,373)	(43,357,208)	(40,118,394)
Net loss	(958,106)	(1,079,624)	(2,587,161)	(2,145,603)
Ending balances	(45,944,369)	(42,263,997)	(45,944,369)	(42,263,997)

Accumulated other comprehensive income:
Beginning balances	5,239,855	4,986,925	5,193,512	4,557,898
Foreign currency translation adjustment	28,110	265,936	74,453	694,963
Ending balances	5,267,965	5,252,861	5,267,965	5,252,861

Noncontrolling Interest:
Beginning balances	(2,627,718)	(396,353)	(1,639,756)	-
Net loss	(602,387)	(681,222)	(1,616,222)	(1,329,521)
Accumulated other comprehensive income	15,234	153,778	41,107	405,724
Ending balances	(3,214,871)	(923,797)	(3,214,871)	(923,797)

Total equity, ending balances	$4,040,708	$9,997,050	$4,040,708	$9,997,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

For the nine months ended January 31, 2022 and fiscal year 2022, our subsidiaries included in operations consisted of the following:

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2021 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the nine months ended January 31, 2022 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and equivalents. As of January 31, 2022, we held $1,045,774 of our cash and cash equivalents with commercial banking institutions in the PRC, and $97,271 with banks in the United States. As of April 30, 2021, we held $1,403,969 of our cash and cash equivalents with commercial banking institutions in PRC, and $161,860 in the United States.

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. We had no allowance for doubtful accounts as of January 31, 2022 and April 30, 2021.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. A reserve is established when management determines that certain slow-moving inventories may be sold at below book value. These reserves are recorded based on estimates.  As of January 31, 2022, the Company did not record a reserve for slow-moving inventories. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. As of January 31, 2022 and April 30, 2021, the Company wrote down inventories of $854,866 and $1,276,893, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $388,228 and $nil on January 31, 2022 and April 30, 2021, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of January 31, 2022 and April 30, 2021 amounted to $785,020 and $330,738, respectively, consisted primarily of VAT taxes.

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

The Company is also a lessor, which is an entity that is leases underlying assets to a third party, The Company’s lease revenue is recognized under ASC Topic 842, Leases, (“ASC 842”), which was adopted on May 1, 2019. In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The Company’s lease has been accounted for an operating lease. Rental revenue is recognized on a straight-line basis over the terms of the lease of five years. Actual amounts billed in accordance with the lease during any given period may have been higher or lower than the amount of rental revenue recognized for the period. The difference by which straight-line rental revenue exceeded rents billed in accordance with lease agreements is recorded as “accounts receivable”. The difference by which rents billed in accordance with lease agreements exceeded straight-line rental revenue is recorded as “advances from customer”. The Company does not offset lease income and lease expense.

RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person and or their immediate family holding 10% or more of the company’s securities (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business. Related parties may be individuals or corporate entities.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2022, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
Numerator:	2022	2021	2022	2021
Net loss attributable to Sunwin Stevia International, Inc.	$(958,106)	$(1,079,624)	$(2,587,161)	$(2,145,603)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Basic and diluted loss per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

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

As of January 31, 2022	RMB 6.36 to $1.00
As of April 30, 2021	RMB 6.47 to $1.00

Nine months ended January 31, 2022	RMB 6.42 to $1.00
Nine months ended January 31, 2021	RMB 6.81 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended January 31, 2022 and 2021 included net loss and unrealized gains from foreign currency translation adjustments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $840,814 and $541,733 for the three months ended January 31, 2022 and 2021, and $1,988,894 and $974,300 for the nine months ended January 31, 2022 and 2021, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $27,286 and $28,135 for the three months ended January 31, 2022 and 2021, and $77,374 and $64,113 for the nine months ended January 31, 2022 and 2021, respectively.

ADVERTISING

Advertising is expensed as incurred and is included in selling expenses and the Company has no expense on advertising for the three and nine months ended January 31, 2022, but the Company recorded $nil and $51,081 for the three and nine months ended January 31, 2021, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $1,560,000 and $4,203,000 for the three and nine months ended January 31, 2022 and has a significant accumulated deficit of $45.9 million as of January 31, 2022. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 3 - NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2021. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2021, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $3,214,871 and $1,639,756 as of January 31, 2022 and April 30, 2021.

NOTE 4 - INVENTORIES

As of January 31, 2022 and April 30, 2021, inventories consisted of the following:

	January 31, 2022 (unaudited)	April 30, 2021

Raw materials	$4,497,763	$5,850,859
Work in process	761,792	3,220,583
Finished goods	3,603,495	3,859,019
Inventories, gross	8,863,050	12,930,461
Less: reserve for obsolete inventory	-	-
Inventories, net	$8,863,050	$12,930,461

In the three months ended January 31, 2022 and 2021, the Company wrote down the obsolete inventories of $389,065 and $664,772, respectively. In the nine months ended January 31, 2022 and 2021, the Company wrote down the obsolete inventories of $854,866 and $664,772, respectively.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of January 31, 2022 and April 30, 2021 totaled $5,310,661 and $661,882, respectively. As of January 31, 2022, prepaid expenses and other current assets includes $4,722,834 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $577,027 for business related employees' advances. As of April 30, 2021, prepaid expenses and other current assets includes $435,006 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $226,876 for business related employees' advances.

NOTE 6 - PROPERTY AND EQUIPMENT

As of January 31, 2022 and April 30, 2021, property and equipment consisted of the following:

	January 31, 2022 (unaudited)	April 30, 2021

Office equipment	$449,966	$429,478
Auto and trucks	604,381	646,606
Manufacturing equipment	6,987,469	7,646,765
Buildings	9,886,116	10,476,629
Construction in process	17,814	17,522
Property and equipment, gross	17,945,746	19,217,000
Less: accumulated depreciation	(9,638,773)	(9,999,885)
Property and equipment, net	$8,306,973	$9,217,115

For the three months ended January 31, 2022 and 2021, depreciation expense totaled $368,663 and $349,535, of which $317,272 and $301,655 were included in cost of revenues, respectively, and remainder was included in operating expenses. For the nine months ended January 31, 2022 and 2021, depreciation expense totaled $1,073,856 and $976,095, of which $916,444 and $882,668 were included in cost of revenues, respectively, and remainder was included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 7 – LAND USE RIGHTS

The Company acquired the land use rights for Qufu Shengren factory in cash. Qufu Shengren owns and operates a stevia facility with an annual production capable of 500 metric tons per year on 44,486 square meters (478,843 square feet) of land located in Qufu city, Shandong. The Company occupies this land pursuant to an asset acquisition agreement entered into with Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation") to acquire the land use rights for this facility. The land use right was transferred from Pharmaceutical Corporation to Qufu Shengren, and the Company received Real Property Certificate issued by local government on May 18, 2021. The land use right expires in March 2054. The initial cost of this land use rights is RMB13,256,420 (approximately $2,052,000). We use the straight-line method for amortization over a period 33 years. During the three and nine months ended January 31, 2022, amortization expense amounted to $16,004 and $47,634. Land use right with net book value of $2,035,922 as of January 31, 2022.

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
-

Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese limited liability company, controlled by Mr. Laiwang Zhang. Due to recent changes in management personnel, Qufu Shengwang Import and Export is no longer considered a related party, and transactions with Qufu Shengwang Import and Export have been reclassified to third party transactions in fiscal 2022; and

-	Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd.

Accounts receivable - related party and revenue - related party

As of January 31, 2022 and April 30, 2021, $nil and $5,999,791 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export. For the three and nine months ended January 31, 2022 we did not have revenue and cost of revenue from related party, but we recorded revenue - related party and cost of revenue – related party of $2,756,224 and $3,431,319, and $5,010,742 and $5,587,081, the three and nine months ended January 31, 2021, respectively, from Qufu Shengwang Import and Export.

Due to related parties

The Company mainly finances its operations through proceeds borrowed from related parties. As of January 31, 2022 and April 30, 2021, due to related parties consisted the following:

	January 31, 2022	April 30, 2021
Pharmaceutical Corporation	$4,601,176	$3,484,266
Qufu Shengwang Import and Export	-	6,140,404
Jianjun Yan	3,831,674	-
Weidong Chai	239,629	218,966
Total	$8,672,479	$9,843,636

From time to time, we receive advances from related parties and advance funds to related parties for working capital purposes. In the nine months ended January 31, 2022, the Company borrowed multiple one-year loans in aggregated amount of RMB9,820,000 (approximately $1,529,000) from Jianjun Yan, bearing an annual interest rate of 12%. The Company also borrowed two loans in amount of RMB10,717,600 (approximately $1,685,000) and RMB5,217,000 (approximately $812,000), respectively, bearing an annual interest rate of 10% and 4% from Jianjun Yan in the past years. On October 7, 2021 and April 1, 2021, these loans were extended for another one year, respectively, under the same terms and conditions and reclassified unpaid interest payable to the principal of these loans. The company repaid Jianjun Yan in a total amount of RMB2,750,000 (approximately $428,000) for part of his loans in the third quarter of fiscal 2022.

On September 23, 2019, the Company borrowed a one-year loan of RMB1,221,000 (approximately $192,000) from Weidong Cai, bearing an annual interest rate of 10%. On September 23, 2021 and 2020, the parties extended the loan for another year, under the same terms and conditions, reclassified unpaid interest payable to the principal of this loan, resulting in an increase of principal from RMB1,221,000 (approximately $192,000) to RMB1,477,410 (approximately $232,000).

For the three and nine months ended January 31, 2022 and 2021, interest expense – related parties related to short-term loans amounted to $101,176 and $5,391, and $255,767 and $27,065, respectively.

NOTE 9 - OPERATING LEASE

On July 10, 2019, we entered into the Metformin Production Line Operation Management Agreement (the “Agreement”) with Ru Yuan, an unaffiliated individual, to contract out the Metformin production line which was built by the Company. Under the terms of this agreement, Ru Yuan's (“lessee”) lease includes the fixed assets of Metformin production line including buildings, manufacturing equipment and construction in process. The lessee will pay to Qufu Shengren an annual contract fee of RMB3,000,000 (approximately $436,000) in July every year. On August 1, 2019, the Company (“lessor”) signed an addendum for Agreement with lessee to clarify the term of lease for five years, with conditional renewal options and the Company has the right to monitor operating and provide maintenance service for the underlying assets of the Metformin production line. The Company also has the right to terminate the Agreement if lessee fails to make payment timely. Under our analysis with the new lease standard, this lease agreement is classified as a cancellable operating lease. The Company received in a total amount of RMB9,000,000 in the past three years and the lease deposit of RMB1,000,000 as guarantee as of January 31, 2022. The Company recorded revenues of $107,991 and $104,866 from this operating lease in the three months ended January 31, 2022 and 2021, and the Company recorded revenues of $321,420 and $303,067 from this operating lease in the nine months ended January 31, 2022 and 2021.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of January 31, 2022 and April 30, 2021:

Account	January 31, 2022 (unaudited)	April 30, 2021
Accounts payable	$9,591,677	$8,155,842
Advanced from customers	650,567	143,695
Advanced from third parties*	6,797,719	-
Accrued salary payable	133,935	155,071
Tax payable	785,020	330,738
Other payable**	1,918,393	2,356,062
Total accounts payable and accrued expenses	$19,877,311	$11,141,408

* Advanced from third parties for working capital, bearing interest free and due on demands.

** As of January 31, 2022, other payables consists of general liability, worker's compensation, and medical insurance payable of $440,679, consulting fee payable of $213,368, union and education fees payable of $139,407, interest payables for short-term loans of $90,238, safety production fund payable of $642,660, advances from the employees of $229,207, security deposit for sub-contractor of $157,208, and other miscellaneous payables of $5,626. As of April 30, 2021, other payables consists of general liability, worker's compensation, and medical insurance payable of $412,328, consulting and service fee payable of $209,871, union and education fees payable of $137,123, interest payables for short-term loans of $147,433, safety production fund payable of $262,449, advances from the employees of $159,909, deposit for operating lease of $154,631 and other miscellaneous payables of $872,318.

NOTE 11 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days or one month advance notice prior to maturity date. As of January 31, 2022 and April 30, 2021, short-term loans consisted of the following:

	January 31, 2022 (unaudited)	April 30, 2021
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2022, with an annual interest rate of 10%, renewed on October 6, 2021.	$34,586	$34,019
Loans from Jianjun Yan, due on October 6, 2021, with an annual interest rate of 10%, renewed on October 7, 2020, also see Note 8.	-	1,506,610
Loan from Jianjun Yan, due on March 31, 2022, with annual interest rate of 4%, renewed on April 1, 2021, also see Note 8.	-	806,711
Loan from Junzhen Zhang, non-related individual, due on October 5, 2022, with an annual interest rate of 10%, renewed on October 6, 2021 and accrued interest converted into debt principal.	30,435	27,215
Loan from Junzhen Zhang, non-related individual, due on November 30, 2022, with an annual interest rate of 10%, signed on December 1, 2021.	22,009	21,648
Multiple Loans from Jian Chen, non-related individual, due from May 20, 2022 to November 14, 2022, with an annual interest rate of 12%, signed from May 21, 2021 to November 15, 2021.	1,105,053	-
Loan from Qing Kong, non-related individual, due on March 6, 2022, with an annual interest rate of 10%, renewed on March 7, 2021.	100,299	98,655
Loan from Qing Kong, non-related individual, due on January 8, 2023, with an annual interest rate of 10%, renewed on January 9, 2022.	41,849	41,163
Loan from Guihai Chen, non-related individual, due on March 9, 2022, with an annual interest rate of 10%, renewed on March 10, 2021.	25,075	24,664
Loan from Guihai Chen, non-related individual, due on September 20, 2022, with an annual interest rate of 10%, renewed on September 21, 2021, and accrued interest converted into debt principal.	41,849	37,421
Loan from Weifeng Kong, non-related individual, due on November 28, 2022, with an annual interest rate of 10%, renewed on November 29, 2021.	31,442	30,926
Loan from Huagui Yong, non-related individual, due on April 8, 2022, with an annual interest rate of 6.3%, renewed on April 9, 2021.	78,604	77,316
Loan from Guohui Zhang, non-related individual, due on January 16, 2022, with an annual interest rate of 4% signed on January 17, 2021.	253,105	248,956
Total short-term loan payable	$1,764,306	$2,955,304

For the three and nine months ended January 31, 2022 and 2021, interest expense related to short-term loans amounted to $43,230 and $56,506, and $81,386 and $166,450, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and nine months ended January 31, 2022 and 2021; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and nine months ended January 31, 2022 and 2021 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenues:
Stevioside - third party	$10,890,274	$4,125,587	$27,053,429	$13,146,390
Stevioside - related party	-	2,756,224	-	5,010,742
Total Stevioside	10,890,274	6,881,811	27,053,429	18,157,132

Corporate and other – third party	107,991	104,866	321,420	303,067
Corporate and other – related party	-	-	-	-
Total Corporate and other	107,991	104,866	321,420	303,067
Total segment and consolidated revenues	$10,998,265	$6,986,677	$27,374,849	$18,460,199
Interest expense:
Stevioside	$(144,182)	$(61,727)	$(334,787)	$(192,852)
Corporate and other	-	-	-	-
Total segment and consolidated interest expense	$(144,182)	$(61,727)	$(334,787)	$(192,852)
Depreciation and amortization:
Stevioside	$332,025	$289,361	$955,906	$809,215
Corporate and other	52,642	60,174	165,584	166,880
Total segment and consolidated depreciation and amortization	$384,667	$349,535	$1,121,490	$976,095
Income (loss) from operations before income taxes:
Stevioside	$(1,615,128)	$(1,808,789)	$(4,369,070)	$(3,578,716)
Corporate and other	54,635	47,943	165,687	103,592
Total loss from continuing operations before income taxes	$(1,560,493)	$(1,760,846)	$(4,203,383)	$(3,475,124)

	January 31, 2022	April 30, 2021
Segment property and equipment:
Stevioside	$6,580,695	$7,354,695
Corporate and other	1,726,278	1,862,420
Total property and equipment	$8,306,973	$9,217,115

NOTE 13 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three and nine months ended January 31, 2022 and 2021, customers accounting for 10% or more of the Company's revenue were as follows:

	For the three months ended January 31,		For the nine months ended January 31,
Customer	2022	2021	2022	2021
A (1)	38.4%	39.4%	38.8%	27.1%
B	-	-	10.5%	16.3%
C	12.2%	-	-	-

(1)    Qufu Shengwang Import and Export Co., Ltd is a related party in fiscal 2021.

-     Less than 10%.

(ii)    Vendor Concentrations

For the three and nine months ended January 31, 2022 and 2021, suppliers accounting for 10% or more of the Company's purchase were as follows:

	For the three months ended January 31,		For the nine months ended January 31,
Supplier	2022	2021	2022	2021
A	-	-	-	17.0%
B	-	28.5%	32.3%	12.3%
D	-	12.0%	-	-
G	-	-	-	17.3%
H	-	16.2%	-	-
I	-	22.8%	-	14.1%

-     Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of January 31, 2022 and April 30, 2021, we had $1,045,774 and $1,403,969 of cash balance held in PRC banks, respectively. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $71,000). As a result, cash held in PRC financial institutions of $853,057 and $1,224,263 are not insured as of January 31, 2022 and April 30, 2021. We have not experienced any losses in such accounts through January 31, 2022. Our cash position by geographic area was as follows:

Country:	January 31, 2022		April 30, 2021
United States	$97,271	8.5%	$161,860	10.3%
China	1,045,774	91.5%	1,403,969	89.7%
Total cash and cash equivalents	$1,143,045	100.00%	$1,565,829	100.00%

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

On March 11, 2022, Mr. Yuqiang Lai resigned his position as Director of the Company due to personal reasons. As of the same date, Mr. Jianjun Yan resigned as Director and CEO of the Company due to personal reasons.

The resignations of Mr. Zhang, Ms. Lin, Mr. Lai and Mr. Yan are not due to any disagreement with the Company on any matter related to operations, policies, or practices.

On March 11, 2022, the Company appointed Mr. Chunchun Wang as a Director and CEO of the Company. Mr. Wang has been working in the pharmaceutical industry since his graduation from Qufu Yuandong Professional Technical College in 2005 and has been working with the Company since March 2006 in various positions in our technology and web-based sales departments and is currently serving as the General Manager of web-based operations. We believe Mr. Wang’s expertise and experience in the industry as well as his experience with us will be greatly beneficial to the future growth of the Company. Mr. Wang is not a party of any related party transactions with the Company.

On March 11, 2022, the Company appointed Ms. Fanjun Wu as a Director of the Company. Ms. Wu has been our Chief Financial Officer since April 30, 2004. Since 1997, she has been employed by Qufu Natural Green, serving as Director of Finance from 1997 to 1998 and thereafter as Chief Financial Officer. From 1992 to 1996, Ms. Wu was a Director of Finance for our subsidiary Shengya Veterinary Medicine, which was owned by Shandong Group prior to our acquisition in 2004. Ms. Wu graduated from Qufu Industrial College in 1995 with a Bachelor's Degree in Accounting. We believe Ms. Wu’s expertise and experience in the industry as well as her experience with us will be greatly beneficial to the future growth of the Company. Ms. Wu is not a party of any related party transactions with the Company.

OUR PERFORMANCE

 Our revenues totaled approximately $10,998,000 during the three months ended January 31, 2022, an increase of 57.4%, as compared with the same period in 2021, and our gross margin increased to 7.1% from (4.5)%. Our total operating expenses in the three months ended January 31, 2022 increased by approximately $716,000, or 49.0% compared to the same period in 2021 primarily due to an increase of approximately $147,000, or 30.6% in selling expense, an increase of approximately $270,000, or 61.3% in general and administrative expense and an increase of approximately $299,000, or 55.2% in research and development expenses. Our net loss for the three months ended January 31, 2022 was approximately $1,560,000, compared to a net loss $1,761,000 in the same period in 2021.

Our revenues totaled approximately $27,375,000 during the nine months ended January 31, 2022, an increase of 48.3%, as compared with the same period in 2021, and our gross margin increased to 5.8% from (1.4)%. Our total operating expenses in the nine months ended January 31, 2022 increased by approximately $1,909,000, or 61.4% compared to the same period in 2021 primarily due to an increase of approximately $328,000, or 31.3% in selling expense, an increase of approximately $566,000, or 52.1% in general and administrative expense, and an increase of approximately $1,015,000, or 104.1% in research and development expenses. Our net loss for the nine months ended January 31, 2022 was approximately $4,203,000, compared to a net loss of $3,475,000 in nine months ended January 31, 2021.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and we hope that our sales volume in higher grade stevia products will increase in fiscal 2023 as demand resumes and increases after the effects of the global pandemic. Stevia has become more widely accepted by the food industry and many new stevia manufacturers have entered this industry in the past few years; recently we have introduced a new product line. We are now focusing on new types of stevia products, including tablets, liquid, High A products, and others. We expect to consistently increase our sales of our new products; however, we cannot quantify this increase and its effects on future periods.

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

Some of the recent favorable observations related to the stevia markets in fiscal 2022 include:

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2022 and 2021, as well as negative impact from the global COVID-19 pandemic. During the fiscal years ended April 30, 2022, the market prices of stevioside products continue to be impacted by strong price competition among Chinese manufacturers. With this being a product gaining large market shares in China, in the recent years we have seen many competitors entering the market. These new competitors use lower pricing as their effort to gain market share as they initially entering the market, thus driving down the average prices for stevia products. We expect the pressure from pricing competition to continue in fiscal 2023. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will also continue to increase in fiscal 2023 since the demand for raw material may increase as the market grows, while the production of the raw material experiences negative impact due to the global pandemic.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended January 31, 2022 and 2021. The percentages represent each line item as a percent of revenues:

For the Three Months ended January 31, 2022
	Stevioside		Corporate and Other		Consolidated
Revenues	$10,890,274	100.0%	$107,991	100.0%	$10,998,265	100.0%
Cost of goods sold	10,161,251	93.3%	53,326	49.4%	10,214,577	92.9%
Gross profit	729,023	6.7%	54,665	50.6%	783,688	7.1%
Selling expenses	627,172	5.8%	-	-	627,172	5.7%
General and administrative expenses	710,827	6.5%	50	0.0%	710,877	6.5%
Research and development expenses	840,814	7.7%	-	-	840,814	7.6%
Income (loss) from operations	(1,449,790)	(13.3)%	54,615	50.6%	(1,395,175)	(12.7)%
Other income (expenses)	(165,338)	(1.5)%	20	0.0%	(165,318)	(1.5)%
Income (loss) from operations before income taxes	$(1,615,128)	(14.8)%	$54,635	50.6%	$(1,560,493)	(14.2)%

For the Three Months ended January 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$6,881,811	100.0%	$104,866	100.0%	$6,986,677	100.0%
Cost of goods sold	7,246,458	105.3%	56,802	54.2%	7,303,260	104.5%
Gross profit	(364,647)	(5.3)%	48,064	45.8%	(316,583)	(4.5)%
Selling expenses	480,210	7.0%	11	0.0%	480,221	6.9%
General and administrative expenses	440,634	6.4%	110	0.1%	440,744	6.3%
Research and development expenses	541,733	7.9%	-	-	541,733	7.8%
Income (loss) from operations	(1,827,224)	(26.6)%	47,943	45.7%	(1,779,281)	(25.5)%
Other income	18,435	0.3%	-	-	18,435	0.3%
Income (loss) from continuing operations before income taxes	$(1,808,789)	(26.3)%	$47,943	45.7%	$(1,760,846)	(25.2)%

The following table summarizes our results from operations for the nine month periods ended January 31, 2022 and 2021.

For the Nine Months ended January 31, 2022
	Stevioside		Corporate and Other		Consolidated
Revenues	$ 27,053,429	100.0%	$ 321,420	100.0%	$ 27,374,849	100.0%
Cost of goods sold	25,623,250	94.7%	155,703	48.4%	25,778,953	94.2%
Gross profit	1,430,179	5.3%	165,717	51.6%	1,595,896	5.8%
Selling expenses	1,375,961	5.1%	-	-	1,375,961	5.0%
General and administrative expenses	1,652,480	6.1%	50	0.1%	1,652,530	6.0%
Research and development expenses	1,988,894	7.4%	-	-	1,988,894	7.3%
Income (loss) from operations	(3,587,156)	(13.3)%	165,667	51.5%	(3,421,489)	(12.5)%
Other income (expenses)	(781,914)	(2.9)%	20	0.0%	(781,894)	(2.9)%
Income (loss) from operations before income taxes	$ (4,369,070)	(16.1)%	$ 165,687	51.5%	$ (4,203,383)	(15.4)%

For the Nine Months ended January 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$18,157,132	100.0%	$303,067	100.0%	$18,460,199	100.0%
Cost of goods sold	18,550,208	102.2%	163,508	54.0%	18,713,716	101.4%
Gross profit	(393,076)	(2.2)%	139,559	46.0%	(253,517)	(1.4)%
Selling expenses	1,047,115	5.8%	587	0.2%	1,047,702	5.7%
General and administrative expenses	1,050,924	5.8%	35,380	11.7%	1,086,304	5.9%
Research and development expenses	974,300	5.4%	-	-	974,300	5.3%
Income (loss) from operations	(3,465,415)	(19.1)%	103,592	34.2%	(3,361,823)	(18.2)%
Other expenses	(113,301)	(0.6)%	-	-	(113,301)	(0.6)%
Income (loss) from continuing operations before income taxes	$(3,578,716)	(19.7)%	$103,592	34.2%	$(3,475,124)	(18.8)%

Revenues

Total revenues in the three months ended January 31, 2022 increased by approximately 57.4%, as compared to the same period in 2021, primarily due to an increasing demand from domestic and international markets after COVID-19 pandemic. Our Stevioside segment, revenues from sales increased by 58.2%, from 98.5% to 99.0% of our total revenues in the three months ended January 31, 2022 and 2021. We sold 273 metric tons and 227 metric tons of stevioside for the three months ended January 31, 2022 and 2021, respectively.

Total revenues in the nine months ended January 31, 2022 increased by 48.3% as compared to the same period in 2021.  Stevioside revenues, accounts for 98.8% and 98.4% of our total revenues in the nine months ended January 31, 2022 and 2021, respectively. During the nine months ended January 31, 2022, within our Stevioside segment, our sales volume increased by approximately 237 metric tons, from 609 metric tons to 846 metric tons, a 38.9% increase. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 45.8% and 43.2% of total revenue of our Stevioside segment for three and nine months ended January 31, 2022, respectively.

Our products including enzyme treated stevia have been well accepted by the market, especially in the U.S. We generated approximately $3,150,000 and $7,271,000 in revenue from producing over 83 metric tons and 225 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 32.3% and 27.8% of our total revenues of Stevioside segment in the three and nine months ended January 31, 2022, respectively.

Our unit sale price fluctuated from month to month in the three and nine months ended January 31, 2022, which was mainly affected by the market environment; the average unit sales price of our stevia products has decreased because of our effort to stay ahead of competition and to gain market share for the three and nine months ended January 31, 2022, as compared to the same period in 2021. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to continue to increase in the near future. In the nine months ended January 31, 2022, some of our stevia products, such as A3-95, A3-80, A3-98 and A3-99, were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

Cost of Revenues and Gross Margin

Cost of revenues in the three and nine months ended January 31, 2022 increased by 39.9% and 37.8%, compared to the same period in 2021, respectively. Cost of revenues as a percentage of revenues decreased from 104.5% and 101.4% to 92.9% and 94.2% during the three and nine months ended January 31, 2022 compared to the same period in 2021, respectively. Gross margin in Stevioside segment increased from (5.3)% to 6.7% for the three months ended by January 31, 2022, compared the same period in 2021. Gross margin in Stevioside segment increased from (2.2)% to 5.3% for the nine months ended by January 31, 2022, compared the same period in 2021, which was primarily due to the epidemic of the novel strain of coronavirus COVID-19 pandemic adversely affected businesses and economic activities in fiscal year 2021.

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

Selling Expenses

For the three months ended January 31, 2022, we had an increase of approximately $147,000, or 30.6% in selling expenses, as compared to the same period in 2021. The increase was primarily due to the approximately $54,000 increase in local sales taxes and $113,000 increase in commission expenses, offset by $19,000 decrease in promotion and marketing expenses and $1,000 decrease in miscellaneous expense in the three months ended January 31, 2022.

For the nine months ended January 31, 2022, we had an increase of approximately $328,000, or 31.3% in selling expenses, as compared to the same period in 2021. The increase was primarily due to the approximately $115,000 increase in local sales taxes, $179,000 increase in commission expenses, $77,000 increase in promotion and marketing expenses, $13,000 increase in shipping and freight and $4,000 increase in salary, offset by $8,000 decrease in office expenses, $51,000 decrease in advertising expenses and $1,000 decrease in miscellaneous expense in the nine months ended January 31, 2022.

General and Administrative Expenses

Our general and administrative expenses for the three months ended January 31, 2022 increased by approximately $270,000, or 61.3% from the same period in 2021. The increase was primarily due to an increase of approximately $52,000 in depreciation and amortization expenses, $76,000 increase in salary and wage expenses, $19,000 increase in safety production fund, $43,000 increase in service and professional fees, $6,000 increase in repairs and maintenance fees, $67,000 increase in office expense and $12,000 increase in miscellaneous expense, offset by a decrease of $2,000 in hospitality expense and $3,000 decrease in travel expense.

Our general and administrative expenses for the nine months ended January 31, 2022 increased by approximately $566,000, or 52.1% from the same period in 2021. The increase was primarily due to an increase of approximately $163,000 in depreciation and amortization expenses, due to a land use right we purchased in 2021, $185,000 increase in salary and wage expenses, $50,000 increase in safety production fund, $28,000 increase in repairs and maintenance fees, $15,000 increase in insurance expense, $77,000 increase in office expense, $65,000 increase in service and professional fees and $7,000 increase in miscellaneous expenses, offset by a decrease of $24,000 in hospitality expenses.

Research and Development Expense

For the three and nine months ended January 31, 2022, our research and development expenses amounted to approximately $841,000 and $1,989,000, as compared to $542,000 and $974,000 for the same period in 2021, respectively. The increase of $299,000 and $1,015,000 were primarily due to the increase in materials used for R&D purpose in the three and nine months ended January 31, 2022.

 Other Income (Expenses)

For the three months ended January 31, 2022, other expense, net of other income, amounted to approximately $165,000, an increase of $184,000 as compared to the other income, net of other expense, amounted to approximately $18,000 for the three months ended January 31, 2021. The increase of other expenses was primarily attributable to an increase of $96,000 in interest expenses to related parties and an increase in other expense of $101,000, offset by a decrease of $13,000 in interest expense to third parties.

For the nine months ended January 31, 2022, other expense, net of other income, amounted to approximately $782,000, an increase of $669,000 as compared to the other expense, net of other income, amounted to approximately $113,000 for the nine months ended January 31, 2021. The increase of other expenses was primarily attributable to an increase in other expenses of $526,000 mainly attributable to a loss on disposition of property and equipment in the nine months ended January 31, 2022, and an increase of $229,000 in interest expenses to related parties, offset by a decrease of $85,000 in interest expense to third parties, net of an increase of $2,000 in interest income.

Net Loss

As a result of the foregoing, our loss was $1,560,000 for the three months ended January 31, 2022, as compared with loss from operations of $1,761,000 for the three and nine months ended January 31, 2021, a decrease of $200,000, or 11.4%. The decrease in net losses were primarily due to decreased operating expenses and increased gross profit, offset by an increase of other expenses in the three months ended January 31, 2022, compared to the three months ended January 31, 2021.

As a result of the foregoing, our loss was $4,203,000 for the nine months ended January 31, 2022, as compared with loss from operations of $3,475,000 for the nine months ended January 31, 2021, an increase of $728,000, or 21.0%. The increase in net losses were primarily due to increased operating expenses and increased other expenses in the nine months ended January 31, 2022, compared to the nine months ended January 31, 2021.

Net Loss Attributable to Sunwin Stevia International, Inc.

Our net loss attributable to Sunwin Stevia International, Inc. in the three and nine months ended January 31, 2022 was approximately $958,000 and $2,587,000, or $(0.00) and $(0.01) per share (basic and diluted), compared to net loss of $1,080,000 and $2,146,000, or $(0.01) and $(0.01) per share (basic and diluted), in the three and nine months ended January 31, 2021, respectively.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss by 38.7%, the percentage ownership in Qufu Shengren not directly attributable to us.  Net loss attributable to noncontrolling interest amounted to $602,000 and $1,616,000 for the three and nine months ended January 31, 2022, compared to net loss attributable to noncontrolling interest of $681,000 and $1,330,000 for the three and nine months ended January 31, 2021.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive loss on the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $43,000 and $116,000, and $420,000 and $1,101,000 for the three and nine months ended January 31, 2022 and 2021, respectively. This non-cash gain had the effect of reducing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

On January 31, 2022, we had working capital deficit of approximately $6,302,000, including cash of approximately $1,143,000, as compared to working deficit of $1,089,000, including cash of approximately $1,566,000 at April 30, 2021. The approximate $423,000 decrease in our cash at January 31, 2022 from April 30, 2021 is primarily attributable to net cash used in operating activities of approximately $1,313,000 and net cash used in investing activities of approximately $2,378,000, offset by net cash provided by financing activities of approximately $3,249,000 during the nine months ended January 31, 2022. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

Capital Resources

The following table provides certain selected balance sheets comparisons as of January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021	Increase (Decrease)%

Cash and cash equivalents	$1,143,045	$1,565,829	$(422,784)	(27.0)%
Accounts receivable, net	8,695,153	1,693,801	7,001,352	413.4%
Accounts receivable - related party	-	5,999,791	(5,999,791)	(100.0)%
Inventories, net	8,863,050	12,930,461	(4,067,411)	(31.5)%
Prepaid expenses and other current assets	5,310,661	661,882	4,648,779	702.4%
Total current assets	24,011,909	22,851,764	1,160,145	5.1%
Property and equipment, net	8,306,973	9,217,115	(910,142)	(9.9)%
Land use rights	2,035,922	-	2,035,922	100%
Total assets	$34,354,804	$32,068,879	$2,285,925	7.1%

Accounts payable and accrued expenses	$19,877,311	$11,141,408	$8,735,903	78.4%
Short-term loans	1,764,306	2,955,304	(1,190,998)	(40.3)%
Due to related parties	8,672,479	9,843,636	(1,171,157)	(11.9)%
Total current liabilities	30,314,096	23,940,348	6,383,748	26.6%
Total liabilities	30,314,096	$23,940,348	$6,383,748	26.6%

We maintain cash and cash equivalents in China and United States. On January 31, 2022 and April 30, 2021, bank deposits were as follows:

Country	January 31, 2022	April 30, 2021
United States	$97,271	$161,860
China	1,045,774	1,403,969
Total	$1,143,045	$1,565,829

The majority of our cash balances on January 31, 2022 are in the form of RMB stored in bank account of China. Cash held in banks in the PRC is not insured. The value of cash on deposit in mainland China of $1,045,774 as of January 31, 2022 has been converted based on the exchange rate as of January 31, 2022. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for use outside of China.

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related parties, increased by approximately $1,002,000 during the nine months ended January 31, 2022. The days for sales outstanding in accounts receivable decreased to 27 days as of January 31, 2022, as compared to 97 days as of April 30, 2021. Accounts receivable, net of allowance for doubtful accounts, excluding accounts receivable from the related parties, increased by approximately $7,001,000 during the nine months ended January 31, 2022, but accounts receivable from related parties decreased by approximately $6,000,000, due to no revenue from related parties from fiscal 2022 and reclassification partial receivables from a related party to account receivable from third parties from fiscal 2022.  We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable in fiscal 2022.

Inventories on January 31, 2022, net of reserve for obsolescence, totaled approximately $8,863,000, as compared to $12,930,000 as of April 30, 2021. The decrease is primarily due to our increase in revenue, thus inventory turnover rate increased. Accordingly, inventory ending balance decreased. Meanwhile, we did impairment on the inventories.

Our accounts payable and accrued expenses were approximately $19,877,000 on January 31, 2022, an increase of approximately $8,736,000 from April 30, 2021. The increase is primarily result from reclassification of partial liabilities from related parties to other payables from third parties from fiscal 2022.

Loans payable on January 31, 2022 and April 30, 2021 totaled approximately $1,764,000 and $2,955,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 12%.  Range of maturity dates of the loans payable was from March 6, 2022 to November 28, 2022.  During the nine months ended January 31, 2022, the Company borrowed new short term loans and received proceeds in a total amount of approximately $1,095,000 in cash.

Due to related parties on January 31, 2022 and April 30, 2021 totaled approximately $8,672,000 and $9,844,000, respectively. The decrease was a result of the reclassification of partial liabilities from related parties to other payables from third parties from fiscal 2022. As of January 31, 2022, the balance we owed Pharmaceutical Corporation, Mr. Jianjun Yan and Mr. Weidong Chai amounted to approximately $4,601,000, $3,832,000 and $240,000, respectively. On April 30, 2021, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to approximately $3,484,000, $6,140,000 and $219,000, respectively.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities was approximately $1,313,000 for the nine months ended January 31, 2022, primarily due to a net loss of approximately $4,203,000 adjusted by non-cash working capital, depreciation and amortization expenses of $1,121,000, provision for obsolete inventories of $855,000 and loss on disposition of property and equipment of $388,000. Changes in operating assets and liabilities include an increase of approximately $865,000 in accounts receivable from third party and an increase of approximately $4,594,000 in prepaid expenses and other current assets, offset by a decrease of approximately $3,387,000 in inventories, an increase in accounts payable and accrued expenses of approximately $2,153,000 and an increase of approximately $444,000 in taxes payable.

Net cash used in operating activities was approximately $1,537,000 for the nine months ended January 31, 2021, primarily due to a net loss of approximately $3,475,000, adjusted by non-cash working capital, depreciation expense of $976,000 and provision for obsolete inventory of approximately $665,000, an increase of approximately $806,000 in inventories, an increase of approximately $14,000 in prepaid expenses and other current assets, offset by a decrease of approximately $727,000 in accounts receivable and note receivable from a third party, a decrease of approximately $173,000 in accounts receivable - related party, an  increase in accounts payable and accrued expenses of approximately $80,000, and an increase of approximately $137,000 in taxes payable.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $2,378,000 during the nine months ended January 31, 2022 due to capital expenditures for property and equipment of approximately $322,000 and land use rights of approximately $2,064,000, offset by proceeds from disposal of equipment of $8,000.

Net cash used in investing activities from operations amounted to approximately $529,000 during the nine months ended January 31, 2021 due to capital expenditures for property and equipment.

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities from operations amounted to approximately $3,249,000 in the nine months ended January 31, 2022, primarily due to proceeds from short term loans in a total amount of $1,095,000 and advances received from related parties of approximately $6,162,000, offset by repayment of related party advances of approximately $4,008,000.

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2022.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of January 31, 2022 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended January 31, 2022. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended January 31, 2022 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended January 31, 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: April 22, 2022	By: /s/ Chunchun Wang
Chunchun Wang
Chief Executive Officer

Dated: April 22, 2022	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer