Form 10-K
period 2022-04-30
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2022-08-10
CIK 806592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2022

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company ☒ Emerging growth company [ ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value on October 31, 2021 was $3,656,325.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 10, 2022, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Our fiscal year end is April 30. The fiscal year ended April 30, 2021 is referred to as "fiscal 2021", the fiscal year ended April 30, 2022 is referred to as "fiscal 2022", and the coming fiscal year ending April 30, 2023 is referred to as "fiscal 2023."

When used in this report, the terms:
-	"Sunwin", "we", "us" and the "Company" refers to Sunwin Stevia International, Inc., a Nevada corporation formerly known as Sunwin Neutraceuticals International, Inc., and our subsidiaries;
-	"Qufu Natural Green" refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;
-	"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company, a 100% owned subsidiary of Sunwin.;
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

We sell stevioside, a natural sweetener, and other pharmaceutical products. Substantially all of our operations are located in the People's Republic of China (the "PRC"). We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers. Our operations are organized into two operating segments related to our product lines:

-	Stevioside; and
-	Corporate and other.

STEVIOSIDE SEGMENT

In our Stevioside segment, we produce and sell a variety of purified steviol glycosides with rebaudioside A and stevioside as the principal components, an all natural, low calorie sweetener, and OnlySweet, a stevioside based table top sweetener. For the fiscal years ended April 30, 2022 and 2021, our Stevioside segment generated revenues of $34.8 million and $25.0 million, representing 99% and 98% of our total consolidated revenues, respectively.

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

In fiscal 2022, we have obtained new certification of National Organic Program (NOP Certificate No: C8461, including the USDA Organic Certification with number of certification: CO-302076 and NASAA Organic Certification for EU) and certification of non-genetically modified organisms ("Non-GMO") with the ID number of C-253537-2021 for Enzymatically Treated Stevia Extract, C-253539-2021 for Organic Enzymatically Treated Stevia Extract, C-253538-2021 for Organic Rebaudioside A 98%, C-253536-2021 for Organic Stevia Extract and C-253540-2021 for Stevia Extract. NOP is the federal regulatory framework governing organic food. Certification is handled by state, non-profit and private agencies that have been approved by the United States Department of Agriculture (USDA). NOP regulations cover in detail all aspects of food production, processing, delivery and retail sale. Under the NOP, farmers and food processors, who wish to use the word "organic" in reference to their businesses and products, must be certified organic. A USDA Organic seal identifies products with at least 95% organic ingredients. In addition, we also maintained our Halal Certification (No: 0549180200), our Food Safety System Certification (FSSC) 22000 Certification, and our ISO 22000:2018 and ISO/TS22002-1:2009 Certifications. We will continue to put effort into maintaining and obtaining additional certification as an assurance to our customers of our product quality and safety.

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

Our Customers

The majority of our stevioside is sold on a wholesale basis to domestic food and drug manufacturers and ingredient distributor of foreign trade companies. Our top 10 customers accounted for 71.3% and 69.9% of our sales in the Stevioside segment for the fiscal year ended April 30, 2022 and 2021, respectively. Our biggest customers, Qufu Shengwang Import and Export Trade Co., Ltd, accounted for 43.4% and 32.7%, respectively, of our stevioside sales for the fiscal years ended April 30, 2022 and 2021, respectively. We do not have long term supply agreements with our customers and sales are generally made under a purchase order arrangement. The payment terms are generally 60 to 90 days after receipt of products. We control the default risk by conducting due diligence on the customers' credit record before acceptance of a purchase order.

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

Over the years, we have received many certifications and recognition for our effort, including Certificate of Good Manufacturing Practices (GMP), ISO and HACCP certifications, etc. which is an indication of our commitment to quality, safety and continuous improvement. In an effort to meet the international food safety standards mandated by larger consumer product companies that we expect to target as customers, we have also made capital investments to enhance our manufacturing facilities, equipment and documentation systems, changed certain manufacturing processes and carried out additional personnel training in order to meet these standards.

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

In the fiscal years ended April 30, 2021 and 2022, we have invested a total of $1.2 million for the two years, to purchase new manufacturing equipment for our facility with annual capacity of 500 metric tons in order to meet substantially increased demand for its high-grade stevia products.

As of now, Sunwin Stevia has approximately 1,700 metric tons of manufacturing capacity per year to produce stevia extract. With these manufacturing facilities, Sunwin Stevia is able to deliver stevia products containing Rebaudioside A in a range of 50% to 99% with a format of powder, granular, or tablet. We set our production schedules based on the market demands and our capacity.

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

NEW PRODUCT AND TECHNOLOGY DEVELOPMENT

We continue to engage in new product and technology developments through our internal research facilities, industry consultants and specialists to provide research and development for the planting of stevia plants, the development of biological methods to improve lower-grade stevia product to higher grade stevia and applying biological method to change the taste of stevia to meet market demand.

In October 2019, we invested in a new pressure spray tower which allows for our enzyme treated stevia to be produced as a granulated product instead of powder product, this reduced dusting issues and improved its water solubility. We installed new and improved resin and membrane separation equipment for this production line, which further removed any impurity in the taste of this product. Our enzyme treated stevia has a sweetness of 260 times the sweetness of cane sugar, with the improvements the taste is also very close to cane sugar with very minimal aftertaste or bitterness. We are now also able to extract the all-natural R&D element from the stevia leaves at a concentration of 95% or above. We believe these products will be greatly accepted by our clients who are used to the taste of cane sugar.

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

OUR CORPORATE HISTORY

We were incorporated in Nevada in August 1987 under the name Network USA, Inc. for the purposes of completing a merger or other business combination with an operating entity. Effective on April 30, 2004, we acquired 100% of the issued and outstanding shares of Sunwin Tech from its stockholders in exchange for approximately 17,000,000 shares of our common stock which resulted in a change of control of our company. Prior to our acquisition of Sunwin Tech, effective February 1, 2004, Sunwin Tech acquired 80% of Qufu Natural Green from Pharmaceutical Corporation, a company controlled by Mr. Laiwang Zhang, our former President and Chairman.

In July 2004 following the transaction with Sunwin Tech Group Inc., we changed the name of our company from Network USA, Inc. to Sunwin International Neutraceuticals, Inc. and in April 2012, we changed our company name to Sunwin Stevia International, Inc. to better indicate our business and focus.

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

In April 2020, the Company increased the operating capital of Qufu Shengren from the original RMB 19,680,000 (approximately $2,800,000) to RMB183,000,000 (approximately $26,000,000). The increase of capital will come from additional funding of RMB 92,470,000 (approximately $13,100,000) from Qufu Natural Green, and RMB70,850,000 (approximately $10,000,000) debt to equity conversion of multiple creditors. As the result, the Company owned 61.3% equity ownership of Qufu Shengren, and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") and the individual investor owned 38.4% and 0.3% equity ownership of Qufu Shengren, respectively.

EMPLOYEES

As of June 30, 2022, we have 242 full time employees. The number of employees excludes employees of discontinued operations. All of our employees are primarily based in Qufu, China while some managerial and sales staff occasionally work in other Chinese cities or overseas on different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

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

RISKS RELATED TO OUR COMPANY

FOR THE FISCAL YEAR ENDED APRIL 30, 2022, WE INCURRED NET LOSS OF $4.6 MILLION. WE CANNOT ASSURE YOU THAT OUR LOSSES WILL NOT CONTINUE, AND WE BELIEVE THAT THESE MATTERS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR THE NEXT TWELVE MONTHS FROM THE ISSUANCE DATE OF THIS REPORT.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in our accompanying consolidated financial statements, we have incurred a net loss of approximately $4,594,000 for the fiscal year ended April 30, 2022. The net cash used in operations were approximately $1,885,000 for the fiscal year ended April 30, 2022. Additionally, we have an accumulated deficit of $46.3 million as of April 30, 2022, the cash balance and revenues generated are not currently sufficient and cannot be projected to cover the operating expenses for the next twelve months from the date of this report.  Management believes that these matters, among others, raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending April 30, 2023 without raising additional funds through debt and/or equity capital financings.

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

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

Our independent auditors have indicated in their report on our April 30, 2022 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We have a significant accumulated deficit, incurred recurring losses and generated negative cash flow from operating activities. These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent on our ability to ultimately achieve profitable operations, or become cash flow positive, or raise additional capital from debt and or equity.  However, we cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional capital and or if any will be available to us on satisfactory terms and conditions.

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

OUR RECOGNITION OF UNREALIZED GAINS (LOSS) ON FOREIGN CURRENCY TRANSLATIONS CAN MATERIALLY IMPACT OUR INCOME (LOSS) FROM PERIOD TO PERIOD.

As described elsewhere herein, the functional currency of our Chinese subsidiaries is the RMB. As required by generally accepted accounting principles, net gains and losses resulting from foreign exchange translations are included in the Company's comprehensive loss on the consolidated statements of operations. The loss on the foreign exchange translation was approximately $48,000 for the fiscal year ended April 30, 2022, and the gain from the foreign exchange translation was approximately $1,006,000 for the fiscal year ended April 30, 2021. The recording of these non-cash gain and loss, which is required under generally accepted accounting principles in the United States, could have a material impact on our financial statements.

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

THERE ARE SIGNIFICANT UNCERTAINTIES UNDER THE DRAFT FOREIGN INVESTMENT LAW RELATING TO THE STATE OF BUSINESS IN CHINA CONTROLLED BY FOREIGN INVESTED ENTERPRISES PRIMARILY THROUGH CONTRACTUAL ARRANGEMENTS, SUCH AS OUR BUSINESS.

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

On August 10, 2022 we had 199,632,803 shares of common stock outstanding, of which approximately 77,755,305 shares are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

All of our facilities are located in the Shuyuan Economic Zone of Qufu City, of the Shandong Province, including Qufu Natural Green and Qufu Shengren facilities which were moved from 6 Youpeng Road of Qufu City to Shuyuan Economic Zone since the fiscal year ended April 30, 2016.

The Company acquired the land use rights for Qufu Shengren factory in cash. Qufu Shengren owns and operates a stevia facility with an annual production capable of 500 metric tons per year on 44,486 square meters (478,847 square feet) of land located in Qufu city, Shandong. The Company occupies this land pursuant to an asset acquisition agreement entered into with Shangdong Shengwang Pharmaceutical Co., Ltd. to acquire the land use rights for this facility. The land use right was transferred from Pharmaceutical Corporation to Qufu Shengren, and the Company received Real Property Certificate issued by local government on May 18, 2021. The land use right expires in March 2054.

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

	High	Low
Fiscal 2022
May 1, 2021 through July 31, 2021	$0.07	$0.04
August 1, 2021 through October 31, 2021	$0.12	$0.03
November 1, 2021 through January 31, 2022	$0.04	$0.01
February 1, 2022 through April 30, 2022	$0.03	$0.01

Fiscal 2021
May 1, 2020 through July 31, 2020	$0.11	$0.06
August 1, 2020 through October 31, 2020	$0.15	$0.05
November 1, 2020 through January 31, 2021	$0.13	$0.04
February 1, 2021 through April 30, 2021	$0.13	$0.04

On August 10, 2022, the last reported sale price of the common stock on OTC Markets was $0.01 per share, and there were 752 stockholders of record of the common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended April 30, 2022 and 2021 should be read in conjunction with the consolidated financial statements and footnotes, and other information presented elsewhere in this Form 10-K.

OVERVIEW

We sell stevioside and other stevia derived products. Stevioside is a natural zero calorie sweetener extracted from the leaf of the stevia plants. Substantially all of our operations are located in the PRC. We have built an integrated company with the sourcing and production capabilities designed to meet the needs of our customers.

During the fiscal years ended April 30, 2022 and 2021, our continuing operations were organized in two operating segments related to our product lines:

-	Stevioside; and
-	Corporate and other.

Recent Developments

Consequently, the COVID-19 pandemic still adversely affect the Company’s business operations, financial condition and operating results for 2022 and 2023, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. We are able to maintain certain income from previous existing orders and finished products, however, we believe the effect of the COVID-19 pandemic will be most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2022 and 2023.

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

Our Performance

Our revenues totaled $35.3 million in the fiscal year ended April 30, 2022, an increase of 38.9% as compared to the fiscal year ended April 30, 2021, and our gross margin increased from (4.5)% to 8.8% primarily due to our revenue increased. Our total operating expenses in the fiscal year ended April 30, 2022 increased by approximately $3,214,000 or 81.5% compared to the fiscal year ended April 30, 2021 primarily due to an increase of approximately $518,000 or 37.2% in selling expenses, an increase of approximately $462,000 or 32.2% in general and administrative expenses, an increase of approximately $1,644,000 or 146.9% in research and development expenses, and an extra expense for loss on disposition of property and equipment of approximately $591,000 in fiscal year ended April 30, 2022 . Our net loss from operations for the fiscal year ended April 30, 2022 was approximately $4,594,000, compared to $5,249,000 in the fiscal year ended April 30, 2021.

While we have broadened our stevia product offerings to include a number of higher quality stevia grades needed in new product formulations we are developing to introduce to the U.S. and European food and beverage industry, the demand for higher grade stevia products has yet to materialize to the degree we had anticipated, and thus our sales volume in higher grade stevia products was lower than expected for the fiscal year ended April 30, 2022. The decrease of revenue in Stevioside segment is primarily due to a decreasing demand from the developing domestic and international market, and overall negative impact from the global COVID-19 pandemic.

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, not only in the U.S. and EU markets but also in our domestic market. For the fiscal year ended April 30, 2022 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2022 and 2021, as well as negative impact from the global COVID-19 pandemic, which has longer lasting effects then we previously estimated. During the fiscal years ended April 30, 2022, the market prices of stevioside products continue to be impacted by strong price competition among Chinese manufacturers. With this being a product gaining large market shares in China, in the recent years we have seen many competitors entering the market. These new competitors use lower pricing as their effort to gain market share as they initially entering the market, thus driving down the average prices for stevia products. We expect the pressure from pricing competition to continue in fiscal 2022. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will also continue to increase in fiscal 2022 since the demand for raw material may increase as the market recover, while the production of the raw material experiences negative impact due to the global pandemic.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the fiscal year ended April 30, 2022 and 2021.  The percentages represent each line item as a percent of revenues:

For the Fiscal Year Ended April 30, 2022
	Stevioside		Corporate and Other		Consolidated
Revenues	$34,832,117	100.0%	$429,362	100.0%	$35,261,479	100.0%
Cost of goods sold	31,956,506	91.7%	200,078	46.6%	32,156,584	91.2%
Gross profit	2,875,611	8.3%	229,284	53.4%	3,104,895	8.8%
Selling expenses	1,909,651	5.5%	-	-	1,909,651	5.4%
General and administrative expenses	1,895,345	5.4%	95	0.0%	1,895,440	5.4%
Research and development expenses	2,763,854	7.9%	-	-	2,763,854	7.8%
Loss on disposition of property and equipment	590,503	1.7%	-	-	590,503	1.7%
(Loss) gain from operations	(4,283,742)	(12.3)%	229,189	53.4%	(4,054,553)	(11.5)%
Other expenses	(539,055)	(1.5)%	20	0.0%	(539,035)	(1.5)%
(Loss) gain from continuing operation before income taxes	$(4,822,797)	(13.8)%	$229,209	53.4%	$(4,593,588)	(13.0)%

For the Fiscal Year Ended April 30, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$24,970,088	100.0%	$408,747	100.0%	$25,378,835	100.0%
Cost of goods sold	26,293,331	105.3%	221,228	54.1%	26,514,559	104.5%
Gross profit	(1,323,243)	(5.3)%	187,519	45.9%	(1,135,724)	(4.5)%
Selling expenses	1,390,993	5.6%	594	0.1%	1,391,587	5.5%
General and administrative expenses	1,398,881	5.6%	35,046	8.6%	1,433,927	5.7%
Research and development expenses	1,119,574	4.5%	-	-	1,119,574	4.4%
(Loss) gain from operations	(5,232,691)	(21.0)%	151,879	37.2%	(5,080,812)	(20.0)%
Other expenses	(168,463)	(0.7)%	-	-	(168,463)	(0.7)%
(Loss) gain from continuing operation before income taxes	$(5,401,154)	(21.6)%	$151,879	37.2%	$(5,249,275)	(20.7)%

Revenues

Total revenues in the fiscal year ended April 30, 2022 increased by approximately $9,883,000, or 38.97%, as compared to the fiscal year ended April 30, 2021, primarily due to an increasing demand from both domestic and overseas markets as the industries recover from the COVID-19 pandemic. Our products including A3-99 and enzyme treated stevia have been well accepted by the market, especially in the U.S.. We sold 1,083 metric tons and 846 metric tons of stevioside for the fiscal year ended April 30, 2022 and 2021, respectively. We generated approximately $10,322,000 and $4,884,000 in revenue from producing over 302 metric tons and 165 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 29.5% and 19.4% of our total revenues of Sativoside segment in the fiscal years ended April 30, 2022 and 2021, respectively.

With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our low grade stevia and A3-97 products generated more than 29.9% and 18.6% of total revenue of our Stevioside segment for the fiscal year ended April 30, 2022, respectively. Our low grade stevia and A3-97 products generated more than 34.1% and 24.7% of total revenue of our Stevioside segment, respectively, for the fiscal year ended April 30, 2021.

Our unit sale price fluctuated from month to month in the fiscal year ended April 30, 2022, which was mainly affected by the market environment; the average unit sales price of our stevia products has slightly increased for the fiscal year ended April 30, 2022, as compared to the fiscal year ended April 30, 2021. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. With the increased sales on our enzyme treated products in fiscal year ended April 30, 2022,  the gross profit rate of enzyme treated products decreased to 0.2% from 9.5%, but the average unit price of enzyme treated products increased to $34.2 from $29.7, as compared to the fiscal year ended April 30, 2021. In the fiscal year ended April 30, 2022, some of our stevia products, such as A3-99, A3-98, A3-95 and A3-80, were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

 Cost of Revenues and Gross Margin

Cost of revenues includes the cost of raw materials, labor, depreciation, and other fixed and variable overhead costs. Cost of revenues of Stevioside segment in the fiscal year ended April 30, 2022 increased by approximately $5,663,000, or 21.5%, while revenues from Stevioside segment increased by approximately $9,862,000, compared to the fiscal year ended April 30, 2021. Gross margin on Stevioside segment for the fiscal year ended April 30, 2022 was 8.3%, as compared to (5.3)% for the fiscal year ended April 30, 2021. The increase in gross margins for Stevioside was primarily due to  a reduction of the higher production costs we experienced during the height of the pandemic and that we were able to sell more of our overstocked inventories from 2021. Since the epidemic of the novel strain of coronavirus COVID-19 pandemic adversely affected businesses and economic activities, resulting in a drastic increase in the cost of our production, our gross margin was negative in fiscal year 2021.

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

Total Selling Expenses

Our selling expenses for the fiscal year ended April 30, 2022 increased by approximately $518,000, or 37.2% compared to the fiscal year ended April 30, 2021. The increase was primarily due to the approximately $178,000 increase in local sales taxes, $160,000 increase in commission expenses, $200,000 increase in promotion and marketing expenses, $16,000 increase in shipping and freight and $40,000 increase in salary, offset by $15,000 decrease in office expenses, $52,000 decrease in advertising expenses, and $9,000 decrease in miscellaneous expense in the year ended April 30, 2022.

Total General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended April 30, 2022 increased by $462,000, or 32.2% compared to the fiscal year ended April 30, 2021.  The increase was primarily due to an increase of approximately $170,000 in depreciation and amortization expenses, due to a land use right we purchased in fiscal year ended April 30, 2022, $232,000 increase in salary and wage expenses, $57,000 increase in safety production fund, $27,000 increase in repairs and maintenance fees, $80,000 increase in office expense, $61,000 increase in service and professional fees, offset by a decrease of $61,000 in marketing expenses, $29,000 in hospitality expenses, and $75,000 decrease in miscellaneous expenses.

Research and Development Expenses

For the fiscal year ended April 30, 2022, our research and development expenses amounted to approximately $2,764,000 as compared to $1,120,000 for the fiscal year ended April 30, 2021. The increase of approximately $1,644,000 was primarily attributable to the increase in research and development activities related to the development of new product lines of Stevioside products.

Loss on Disposition of Property and Equipment

We periodically evaluate our property, plant and equipment to determine whether any negative change in regulatory and environmental policies, technical specifications or customer acceptance of our products impair the usefulness and fair market value of these assets. In connection with this evaluation in fiscal years ended April 30, 2022 and 2021, we determined that some of our equipment needed to be replaced or otherwise removed from service. We disposed of assets and recorded a loss on disposal of approximately $590,503 and $nil in the fiscal years ended April 30, 2022 and 2021.

Other Expense

For the fiscal year ended April 30, 2022, other expense, net of other income, amounted to approximately $539,000, an increase of $371,000 as compared to other expense, net of other income, amounted to approximately $168,000 for the fiscal year ended April 30, 2021. The increase of other expense was primarily attributable to an increase in interest expense - third parties in the amount of approximately $235,000, and an increase in other expense of approximately 148,000 primarily due to an export tax rebate, offset by a decrease in interest expense - related party in the amount of approximately $10,000 and an increase in interest income of $2,000.

Loss from Operations

As a result of the foregoing, our loss from operations was $4,594,000 for the fiscal year ended April 30, 2022, as compared with loss from continuing operations of $5,249,000 for the fiscal year ended April 30, 2021, a change of $656,000, or 12.5%. The decrease of net loss was primarily due to a higher revenue with a higher gross profit.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss by 38.7%, the percentage ownership in Qufu Shengren not directly attributable to us. Net loss attributable to noncontrolling interest amounted to approximately $1,683,000 and $2,010,000 for the year ended April 30, 2022 and 2021, respectively.

Net Loss Attributable to Sunwin Stevia International, Inc.

Net loss attributable to Sunwin Stevia International, Inc. in the fiscal year ended April 30, 2022 was approximately $2,910,000, or $(0.01) per share (basic and diluted), compared to $3,239,000, or $(0.02) per share (basic and diluted), in the fiscal year ended April 30, 2021.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive income on the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $48,000 for the fiscal year ended April 30, 2022, as compared to a foreign currency translation gain of $1,006,000 for the fiscal year ended April 30, 2021. This non-cash loss had the effect of increasing our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

The following table provides certain selected balance sheets comparisons as of April 30, 2022 and 2021:

-

	April 30, 2022	April 30, 2021	Increase (Decrease)%
Cash and cash equivalents	$321,193	$1,565,829	$(1,244,636)	(79.5)%
Accounts receivable, net	7,404,669	1,693,801	5,710,868	337.2%
Accounts receivable - related party	-	5,999,791	(5,999,791)	(100.0)%
Inventories, net	5,564,044	12,930,461	(7,366,417)	(57.0)%
Prepaid expenses and other current assets	2,765,819	661,882	2,103,937	317.9%
Total current assets	16,055,725	22,851,764	(6,796,039)	(29.7)%
Property and equipment, net	7,485,733	9,217,115	(1,731,382)	(18.8)%
Land use rights, net	1,950,204	-	1,950,204	100%
Total assets	$25,491,662	$32,068,879	$(6,577,217)	(20.5)%

Accounts payable and accrued expenses	12,215,238	$11,141,408	$1,073,830	9.6%
Short-term loans	4,907,506	2,955,304	1,952,202	66.1%
Due to related parties	4,882,162	9,843,636	(4,961,474)	(50.4)%
Total current liabilities	22,004,906	23,940,348	(1,935,442)	(8.1)%
Total liabilities	22,004,906	$23,940,348	$(1,935,442)	(8.1)%

 As of April 30, 2022, we had working deficit of $5,949,000, including cash of approximately $321,000, as compared to working deficit of approximately $1,089,000 and cash of $1,566,000 as of April 30, 2021. The approximate $1,245,000 decrease in our cash as of April 30, 2022 from April 30, 2021 is primarily attributable to net cash used in operating activities of approximately $1,885,000, and net cash used in investing activities of approximately $2,472,000, offset by cash provided by financing activities of approximately $3,108,000 during the fiscal year ended April 30, 2022. We may seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from bank or individual loans, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the next 12 months, management expects that we will need to curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and or classification of recorded asset amounts and or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts receivable, net of allowance for doubtful accounts, including accounts receivable from related party, decreased by approximately $289,000 during the fiscal year ended April 30, 2022. The days for sales outstanding in accounts receivable increased to 20 days as of April 30, 2022, as compared to 24 days on April 30, 2021. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in accounts receivable in the fiscal 2022.

At April 30, 2022 our inventories, net of impairment for obsolescence, totaled approximately $5,564,000, as compared to $12,930,000 on April 30, 2021. The decrease is primarily due to our increase in higher sales volume during the fiscal year ended April 30, 2022. However, due to the COVID-19 pandemic, there has been minimal disruption in our supply chain network of certain raw materials. We are not able to purchase enough leaves of the stevia to meet our anticipated upcoming increase in demands.

Our accounts payable and accrued expenses were approximately $12,215,000 at April 30, 2022, an increase of approximately $1,074,000 from April 30, 2021 balance of $11,141,000. The increase was primarily due to the timing of payments for balances related to raw material purchases made in the ordinary course of business.

Loans payable as of April 30, 2022 and 2021 totaled approximately 4,908,000 and $2,955,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 12%.  Range of maturity dates of the loan payable was from August 22, 2022 to April 18, 2023. During the year ended April 30, 2022, the Company borrowed multiple new loans of approximately $2,629,000 and repaid loans in amount of approximately $780,000.

Due to related parties at April 30, 2022 and 2021 totaled approximately $4,882,000 and $9,844,000, respectively. The decrease was primarily due to our reclassification for Qufu Shengwang Import and Export to the third party during the fiscal year ended April 30, 2022. On April 30, 2022, the balance we owed to Pharmaceutical Corporation and Export and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., approximately amounted to $4,646,000 and $236,000, respectively. On April 30, 2021, the balance we owed to Pharmaceutical Corporation, Qufu Shengwang Import and Export, and Mr. Weidong Chai approximately amounted to $3,484,000, $6,140,000 and $219,000, respectively.

Cash Flows Analysis

NET CASH FLOW USED IN OPERATING ACTIVITIES:

Net cash used in operating activities from operations was approximately $1,885,000 for the fiscal year ended April 30, 2022, primarily due to a net loss of approximately $4,594,000, an increase of approximately $2,175,000 in prepaid expenses and other current assets, a decrease of approximately $5,161,000 in accounts payable and accrued expenses, offset by a decrease of approximately $151,000 in accounts receivable, a decrease of approximately $6,995,000 in inventories, an increase of approximately $501,000 in taxes payable, and non-cash working capital primarily included non-cash depreciation and amortization expenses of $1,475,000, provision for obsolete inventories of $331,000 and a loss on disposition of property and equipment of approximately $591,000.

Net cash used in operating activities from operations was approximately $2,204,000 for the fiscal year ended April 30, 2021, primarily due to a net loss of approximately $5,249,000, an increase of approximately $2,586,000 in accounts receivable - related party, an increase of approximately $218,000 in inventories, offset by a decrease of approximately $1,196,000 in accounts receivable and note receivable from a third party, a decrease of approximately $95,000 in prepaid expenses and other current assets, an  increase in accounts payable and accrued expenses of approximately $1,890,000, an increase of approximately $38,000 in taxes payable, and non-cash working capital primarily included non-cash depreciation expense of $1,340,000, impairment for obsolete inventories of $1,277,000 and a loss on allowance for doubtful accounts of $13,000.

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $2,472,000, including $413,000 on purchases of property and equipment and $2,068,000 on purchase of land use right, offset by proceeds from disposal of equipment of $9,000 in the fiscal year ended April 30, 2022.

Net cash used in investing activities from continuing operations amounted to $766,000 on purchases of property and equipment in the fiscal year ended April 30, 2021.

NET CASH FLOW PROVIDED BYFINANCING ACTIVITIES:

Net cash provided by financing activities from operations amounted to approximately $3,108,000 in the fiscal year ended April 30, 2022, primarily due to the proceeds from a non-related individual short-term loan of $2,629,000 and advances received from related parties of approximately $4,851,000, offset by repayment of short-term loans of $780,000 and repayment of related party advances of approximately $3,592,000.

Net cash provided by financing activities from operations amounted to approximately $3,292,000 in the fiscal year ended April 30, 2021, primarily due to the proceeds from a non-related individual short-term loan of $21,000 and advances received from related parties of approximately $13,211,000, offset by repayment of short-term loans of $922,000 and repayment of related party advances of approximately $9,018,000.

 CASH ALLOCATION BY COUNTRIES

The functional currency of our Chinese subsidiaries is the Chinese RMB. Substantially all of our cash is held in the form of RMB at financial institutions located in the PRC, where there is no equivalent of federal deposit insurance as in the United States. As a result, cash accounts at financial institutions in the PRC are not insured. We have not experienced any losses in such accounts as of April 30, 2022.

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

Country:	April 30, 2022		April 30, 2021
United States	$18,033	5.6%	$161,860	10.3%
China	303,160	94.4%	1,403,969	89.7%
Total cash and cash equivalents	$321,193	100.00%	$1,565,829	100.00%

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations

 We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of April 30, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Individual loans	4,907,506	4,907,506	-	-	-
Total	$4,907,506	4,907,506	-	$-	$-

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

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Exchange Act, our management, evaluated the effectiveness of the design and operation of our controls and procedures as of April 30, 2022.

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

Management conducted its evaluation of our controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our controls and procedures were not effective as of April 30, 2022.

Management's Report on Internal Control Over Financial Reporting

(a)Disclosure Controls and Procedures.

As of April 30, 2022 (the “Evaluation Date”), the company carried out an evaluation, under the supervision of and with the participation of management, including the company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the foregoing, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the company’s disclosure controls and procedures were not effective and designed to ensure that all material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure.

(b)Management’s annual report on internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2022. In making this assessment, management used the framework set forth in the report Internal Control – Integrated framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (1) the control environment, (2) risk assessment, (3) control activities, (4) information and communication and (5) monitoring.

Based on that evaluation, management concluded that these controls were not effective at April 30, 2022.

(c)Attestation report of the registered public accounting firm.

Not applicable.

(d)Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting occurred during the fiscal year ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the names and ages of each of our executive officers and directors and the positions they hold:

Name	Age	Positions
Chunchun Wang	38	Chief Executive Officer, Secretary and Director
Fanjun Wu	48	Chief Financial Officer
Yuyi Liu	48	Director and Accounting Manager of Qufu Shengren

Chunchun Wang. Mr. Wang has been working in the pharmaceutical industry since his graduation from Qufu Yuandong Professional Technical College in 2005 and has been working with the Company since March 2006 in various positions in our technology and web-based sales departments and is currently serving as the General Manager of web-based operations.

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

Yuyi Liu. Mr. Liu Mr. Liu is the Financial Officer of Qufu Shengren since April, 2015, previously, Mr. Liu has server as the Accounting Manager for Qufu Shengwang Stevia Biology and Science Co., Ltd. from 2012 to 2015 and the Accounting Manager for Qufu Natural Green from 2004 to 2012, both were wholly owned subsidiaries of the Company. Mr. Liu has over sixteen years of experience in the industry and is very familiar with the Company’s production and operations.

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

Chunchun Wang.  Mr. Wang has over 17 years of operational experience in our industry.

Yuyi Liu.  Mr. Lai has over 18 years of experience in the industry and is very familiar with the Company’s operations.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2022 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended April 30, 2022, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended April 30, 2022.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2022:

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Chunchun Wang	0	0	0	0	0	0	0	0	0
Fanjun Wu	0	0	0	0	0	0	0	0	0

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

Director Compensation

We do not have a policy establishing compensation arrangements for members of our Board of Directors and no Board member received any compensation for his or her services during the fiscal year ended April 30, 2022 other than their regular employee compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On August 10, 2022 we had 199,632,803 shares of common stock issued and outstanding. The following table sets forth information known to us as of August 10, 2022 relating to the beneficial ownership of shares of our common stock by:

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS
Chunchun Wang	-	-
Fanjun Wu	1,732,052	0.9%
Yuyi Liu	-	-

All officers and directors as a group (three persons)	1,732,052	0.9%

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2022.

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

Related Party Transactions

From time to time, we received advances from related parties for working capital purposes and repaid funds to related parties. During the fiscal years ended April 30, 2022 and 2021, we received advances from related parties for working capital that totaled $4,851,127 and $13,211,425 respectively, and we repaid to related parties a total of $3,591,580 and $9,017,852, respectively.

The Company mainly finances its operations through proceeds borrowed from related parties. As of April 30, 2022 and 2021, due to related parties consisted the following:

	April 30, 2022	April 30, 2021
Pharmaceutical Corporation	$4,646,092	$3,484,266
Qufu Shengwang Import and Export	-	6,140,404
Weidong Chai	236,070	218,966
Total	$4,882,162	$9,843,636

On September 23, 2019, the Company borrowed a one-year loan of RMB1,221,000 (approximately $189,000) from Weidong Cai, bearing an annual interest rate of 10%. On September 23, 2021 and 2020, the parties extended the loan for another year, under the same terms and conditions, reclassified unpaid interest payable to the principal of this loan, resulting in an increase of principal from RMB1,221,000 (approximately $189,000) to RMB1,477,410 (approximately $224,000).

Director Independence

None of our directors are considered independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM LLP served as our independent registered public accounting firm for the fiscal years ended April 30, 2022 and 2021. The following table shows the fees that were billed for the audit and other services provided by such firm for the fiscal years ended April 30, 2022 and 2021.

	2022	2021
Audit Fees	$106,000	$92,000
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$106,000	$92,000

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

Sunwin Stevia International, Inc.

August 10, 2022	By:	/s/ Chunchun Wang
Chunchun Wang, Chief Executive Officer

August 10, 2022	By:	/s/ Fanjun Wu
Fanjun Wu, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chunchun Wang	Chief Executive Officer and Director (principal executive officer)	August 10, 2022
Chunchun Wang

/s/ Fanjun Wu	Chief Financial Officer (principal financial and accounting officer)	August 10, 2022
Fanjun Wu

/s/ Yuyi Liu	Director	August 10, 2022
Yuyi Liu

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Financial Statements:
Consolidated Balance Sheets	F - 3
Consolidated Statements of Operations and Comprehensive Loss	F - 4
Consolidated Statement of Changes in Stockholders' Equity	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F- 7 to F - 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunwin Stevia International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunwin Stevia International, Inc. and Subsidiaries (the "Company") as of April 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We did not identify any critical audit matters during the course of our audit for the year ended April 30, 2022.

/s/ RBSM LLP

We have served as the Company's auditors since 2013.

New York, New York

August 10, 2022

Firm ID: 587

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2022	April 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321,193	$1,565,829
Accounts receivable, net	7,404,669	1,693,801
Accounts receivable - related party	-	5,999,791
Inventories, net	5,564,044	12,930,461
Prepaid expenses and other current assets	2,765,819	661,882
Total Current Assets	16,055,725	22,851,764
Property and equipment, net	7,485,733	9,217,115
Land use rights, net	1,950,204	-
Total Assets	$25,491,662	$32,068,879

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,215,238	$11,141,408
Short-term loans	4,907,506	2,955,304
Due to related parties	4,882,162	9,843,636
Total Current Liabilities	22,004,906	23,940,348
Total Liabilities	22,004,906	23,940,348

Commitments and Contingencies	-	-

EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of April 30, 2022 and 2021, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(46,267,397)	(43,357,208)
Accumulated other comprehensive income	5,162,418	5,193,512
Total Sunwin Stevia International, Inc. Stockholders' Equity	6,827,004	9,768,287
Noncontrolling interest	(3,340,248)	(1,639,756)
Total Equity	3,486,756	8,128,531

Total Liabilities and Equity	$25,491,662	$32,068,879

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended April 30, 2021
	2022	2021
Revenues	$35,261,479	$17,216,385
Revenues - related party	-	8,162,450
Total revenues	35,261,479	25,378,835
Cost of revenues	32,156,584	17,106,712
Cost of revenues - related party	-	9,407,847
Total cost of revenues	32,156,584	26,514,559
Gross profit	3,104,895	(1,135,724)

Operating expenses:
Selling expenses	1,909,651	1,391,587
General and administrative expenses	1,895,440	1,433,927
Research and development expenses	2,763,854	1,119,574
Loss on disposition of property and equipment	590,503	-
Total operating expenses, net	7,159,448	3,945,088

Loss from operations	(4,054,553)	(5,080,812)

Other income (expenses)
Other income (expenses)	(63,052)	84,947
Interest income	2,967	993
Interest expense - related parties	(22,215)	(32,290)
Interest expense	(456,735)	(222,113)
Total other expense, net	(539,035)	(168,463)

Loss from operations before income taxes	(4,593,588)	(5,249,275)
Provision for income taxes	-	-
Net loss	$(4,593,588)	$(5,249,275)

Less: net loss attributable to noncontrolling interest	(1,683,399)	(2,010,461)
Net loss attributable to Sunwin Stevia International, Inc.	$(2,910,189)	$(3,238,814)

Comprehensive income (loss):
Net loss	$(4,593,588)	$(5,249,275)
Foreign currency translation adjustment	(48,187)	1,006,319
Total comprehensive loss	(4,641,775)	(4,242,956)
Less: comprehensive loss attributable to noncontrolling interest	(1,700,492)	(1,639,756)
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(2,941,283)	$(2,603,200)

Earnings per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share attributable to Sunwin Stevia International, Inc. - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Year Ended April 30,
	2022	2021
Total equity, beginning balances	$8,128,531	$12,371,487

Common stock and additional paid-in capital:
Beginning balances	47,931,983	47,931,983
Common stock issued	-	-
Ending balances	47,931,983	47,931,983

Accumulated deficit
Beginning balances	(43,357,208)	(40,118,394)
Net loss	(2,910,189)	(3,238,814)
Ending balances	(46,267,397)	(43,357,208)

Accumulated other comprehensive income/(loss):
Beginning balances	5,193,512	4,557,898
Foreign currency translation adjustment	(31,094)	635,614
Ending balances	5,162,418	5,193,512

Noncontrolling Interest:
Beginning balances	(1,639,756)	-
Net loss	(1,683,399)	(2,010,461)
Accumulated other comprehensive income/(loss)	(17,093)	370,705
Ending balances	(3,340,248)	(1,639,756)

Total equity, ending balances	$3,486,756	$8,128,531

The accompanying notes are an integral part of these consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,593,588)	$(5,249,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,475,366	1,339,581
Allowance for doubtful accounts	-	13,051
Impairment for obsolete inventories	331,443	1,276,893
Loss on disposition of property and equipment	590,503	-
Changes in operating assets and liabilities:
Accounts receivable	151,365	1,195,885
Accounts receivable - related party	-	(2,585,789)
Inventories	6,994,959	(217,854)
Prepaid expenses and other current assets	(2,174,918)	95,376
Accounts payable and accrued expenses	(5,161,431)	1,890,082
Taxes payable	501,451	38,442

NET CASH USED IN OPERATING ACTIVITIES	(1,884,850)	(2,203,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(412,935)	(765,549)
Purchases of land use rights	(2,068,020)	-
Proceed from disposal of equipment	9,105	-

NET CASH USED IN INVESTING ACTIVITIES	(2,471,850)	(765,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	2,628,506	20,792
Repayment of short-term loans	(780,007)	(922,255)
Advance from related parties	4,851,127	13,211,425
Repayment of related party advances	(3,591,580)	(9,017,852)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,108,046	3,292,110

EFFECT OF EXCHANGE RATE ON CASH	4,018	104,956
NET (DECREASE) INCREASE IN CASH	(1,244,636)	427,909

Cash at the beginning of year	1,565,829	1,137,920
Cash at the end of year	321,193	1,565,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$31,352	$23,846

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$3,543	$6,243
Payment for equipment offsets part of rental income	$-	$54,860
Accrued interest enrolled into debt	$213,866	$203,126
Accrued interest payable to related party	$22,215	$19,226

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

For the fiscal years ended April 30, 2022 and 2021, our subsidiaries included in operations consisted of the following:

-    Sunwin Stevia International;

-   Qufu Natural Green Engineering Co., Ltd. ("Qufu Natural Green"), wholly owned by Sunwin Stevia International;

-   Qufu Shengren Pharmaceutical Co., Ltd. ("Qufu Shengren"), 61.3% owned by Qufu Natural;

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets.  Actual results could differ from those estimates.

NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2020. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2020, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $3,340,248 and $1,639,756 as of April 30, 2022 and 2021.

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and China. As of April 30, 2022 and 2021, we had $303,160 and $1,403,969 cash held in PRC bank accounts, respectively.  PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $76,000), As a result, cash held in PRC financial institutions of $119,250 is not insured. We have not experienced any losses in such accounts through April 30, 2022.

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

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. As of April 30, 2022 and 2021, we have no bad debt expense for allowance of doubtful accounts.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value. We continually evaluate the recoverability based on assumptions about future customer demand and market conditions. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. In the fiscal years ended April 30, 2022 and 2021, the Company wrote down inventories of $331,443 and $1,276,893, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our continuing operating and we recorded a loss of sale of disposed equipment. The Company recorded a loss on disposition of equipment of $590,503 and $nil for the fiscal years ended April 30, 2022 and 2021, respectively.

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, inventories, prepayments and other current assets, accounts payable and accrued expenses, and taxes payable, approximate their fair values because of the short maturity of these instruments.

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, which we are entitled to claim the VAT that we charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers.  Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of April 30, 2022 and 2021 amounted to $812,545 and $330,738, respectively, consisted of VAT taxes, property taxes, income taxes and other taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2022, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Fiscal Years Ended April 30,
	2022	2021
Numerator:
Net loss attributable to Sunwin Stevia International, Inc.	$(2,910,189)	$(3,238,814)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share - basic and diluted	$(0.01)	(0.02)

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

As of April 30, 2022	RMB 6.59 to $1.00
As of April 30, 2021	RMB 6.47 to $1.00

Year ended April 30, 2022	RMB 6.41 to $1.00
Year ended April 30, 2021	RMB 6.73 to $1.00

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for fiscal years ended April 30, 2022 and 2021 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in the accompanying consolidated statements of operations and comprehensive loss. Research and development costs are incurred on a project specific basis. Research and development costs were $2,763,854 and $1,119,574 for fiscal years ended April 30, 2022 and 2021, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $95,202 and $79,442 for the fiscal years ended April 30, 2022 and 2021, respectively.

ADVERTISING

Advertising is expensed as incurred and is included in selling expenses and totaled $nil and $51,670 for the fiscal years ended April 30, 2022 and 2021, respectively.

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

GOING CONCERN

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2022 contained a qualification as to our ability to continue as a going concern. For the year ended April 30, 2022, the Company has a net loss of approximately $4.6 million. The Company also has an accumulated deficit of $46.3 million and its cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for the fiscal year ending April 30, 2022 without raising additional funds through debt and/or equity capital financings.

NOTE 2 - INVENTORIES

As of April 30, 2022 and 2021, inventories consisted of the following:

	April 30, 2022	April 30, 2021
Raw materials	$2,417,724	$5,850,859
Work in process	1,029,797	3,220,583
Finished goods	2,116,523	3,859,019
Inventories, gross	5,564,044	12,930,461
Less: reserve for obsolete inventory	-	-
Total inventories, net	$5,564,044	$12,930,461

In the fiscal years ended April 30, 2022 and 2021, the Company wrote down inventories of $331,443 and $1,276,893, respectively. As a result, the Company had no reserve of obsolete inventories as of April 30, 2022 and 2021, respectively.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of April 30, 2022 and 2021 totaled $2,765,819 and $661,882, respectively. As of April 30, 2022, prepaid expenses and other current assets includes $1,510,032 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,255,787 for business related employees' advances and advances to the third party. As of April 30, 2021, prepaid expenses and other current assets includes $435,006 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us and $226,876 for business related employees' advances.

NOTE 4 - PROPERTY AND EQUIPMENT

As of April 30, 2022 and 2021, property and equipment consisted of the following:

	April 30, 2022	April 30, 2021
Office equipment	$434,867	$429,478
Auto and trucks	581,314	646,606
Manufacturing equipment	6,481,114	7,646,765
Buildings	9,452,467	10,476,629
Construction in process	17,200	17,522
Property and equipment, gross	16,966,962	19,217,000
Less: accumulated depreciation	(9,481,229)	(9,999,885)
Property and equipment, net	$7,485,733	$9,217,115

For the fiscal years ended April 30, 2022 and 2021, depreciation expense totaled $1,411,735 and $1,339,581, of which $1,209,196 and $1,142,787 were included in cost of revenues, respectively, and remainder was included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category. The Company had a disposition of equipment in total amount of $590,503, and the Company received the proceeds from disposal of equipment of $9,105 for the fiscal year ended April 30, 2022. The Company did not have a disposition of equipment for the fiscal years ended April 30, 2021.

NOTE 5 – LAND USE RIGHTS

The Company acquired the land use rights for Qufu Shengren factory in cash. Qufu Shengren owns and operates a stevia facility with an annual production capable of 500 metric tons per year on 44,486 square meters (478,847 square feet) of land located in Qufu city, Shandong. The Company occupies this land pursuant to an asset acquisition agreement entered into with Shangdong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation") to acquire the land use rights for this facility. The land use right was transferred from Pharmaceutical Corporation to Qufu Shengren, and the Company received Real Property Certificate issued by local government on May 18, 2021. The land use right expires in March 2054. The initial cost of this land use rights is RMB13,256,420 (approximately $2,012,000). We use the straight-line method for amortization over a period 33 years. During the fiscal years ended April 30, 2022, amortization expense amounted to $63,631. Land use right with net book value of $1,950,204 as of April 30, 2022.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related parties of the Company consist of the followings

-Mr. Weidong Chai, a legal representative of Qufu Natural Green;

-Shandong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese limited liability company which Mr. Chai is the Chairman of Pharmaceutical Corporation;

-Mr. Laiwang Zhang, former Chairman of the Board, resigned on September 7, 2021; and

-Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese limited liability company, controlled by Mr. Laiwang Zhang. Due to recent changes in management personnel, Qufu Shengwang Import and Export is no longer considered a related party, and transactions with Qufu Shengwang Import and Export have been reclassified to third party transactions in fiscal 2022.

Accounts receivable - related party and revenue - related party

As of April 30, 2022 and 2021, $nil and $5,999,791 in accounts receivable - related party, respectively, were related to sales of products to Qufu Shengwang Import and Export. For the fiscal year ended April 30, 2022 we did not have revenue and cost of revenue from related party, but we recorded revenue - related party and cost of revenue – related party of $8,162,450 and $9,407,847 the fiscal year ended April 30, 2021, respectively, from Qufu Shengwang Import and Export.

Due to related parties

The Company mainly finances its operations through proceeds borrowed from related parties. As of April 30, 2022 and 2021, due to related parties consisted the following:

	April 30, 2022	April 30, 2021
Pharmaceutical Corporation	$4,646,092	$3,484,266
Qufu Shengwang Import and Export	-	6,140,404
Weidong Chai	236,070	218,966
Total	$4,882,162	$9,843,636

On September 23, 2019, the Company borrowed a one-year loan of RMB1,221,000 (approximately $189,000) from Weidong Cai, bearing an annual interest rate of 10%. On September 23, 2021 and 2020, the parties extended the loan for another year, under the same terms and conditions, reclassified unpaid interest payable to the principal of this loan, resulting in an increase of principal from RMB1,221,000 (approximately $189,000) to RMB1,477,410 (approximately $224,000).

NOTE 7 - OPERATING LEASE

The Company leased Metformin production line including buildings, manufacturing equipment and construction in process to the third party lessee for five year, effective July 10, 2019. The lessee paid lease deposit of RMB1,000,000 (approximately $152,000) as guarantee and annual lease fee of RMB3,000,000 (approximately $455,000). The Company recorded revenues of $429,362 and $408,747 in fiscal 2022 and 2021, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of April 30, 2022 and 2021:

Account	April 30, 2022	April 30, 2021
Accounts payable	$7,945,913	$8,155,842
Advanced from customers	121,183	143,695
Advanced from third parties*	1,208,900	-
Accrued salary payable	101,829	155,071
Tax payable	812,545	330,738
Other payable**	2,024,868	2,356,062
Total accounts payable and accrued expenses	$12,215,238	$11,141,408

* Advanced from third parties for working capital, bearing interest free and due on demands.

** As of April 30, 2022, other payables consists of general liability, worker's compensation, and medical insurance payable of $428,773, consulting and service fee payable of $206,007, union and education fees payable of $134,598, interest payables for short-term loans of $366,249, safety production fund payable of $627,138, advances from the employees of $106,253, deposit for operating lease of $151,784 and other miscellaneous payables of $4,066. As of April 30, 2021, other payables consists of general liability, worker's compensation, and medical insurance payable of $412,328, consulting and service fee payable of $209,871, union and education fees payable of $137,123, interest payables for short-term loans of $147,433, safety production fund payable of $262,449, advances from the employees of $159,909, deposit for operating lease of $154,631 and other miscellaneous payables of $872,318.

NOTE 9 – SHORT-TERM LOANS

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date and accrued interest converted into debt principal. As of April 30, 2022 and 2021, short-term loans totaled in the amounts of $4,907,506 and $2,955,304, respectively.

As of April 30, 2022 and 2021, short-term loans consisted of the following:

	April 30, 2022	April 30, 2021
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2022, with an annual interest rate of 10%, renewed on October 6, 2021.	$ 33,393	$34,019
Loan from Jianjun Yan, due on October 6, 2022, with an annual interest rate of 10%, renewed on October 7, 2021.	1,626,763	1,506,610
Loan from Jianjun Yan, due on March 31, 2022, with annual interest rate of 4%, partially repaid RMB4,500,000 ($702,006). Remaining principal balance and accrued interest renewed on April 19, 2022 for the term of one year.	134,633	806,711
Multiple loans from Jianjun Yan, due from May 13, 2022 to August 22, 2022, with annual interest rate of 12%, sign on period from May 14, 2021 to August 23, 2021.	1,490,521	-
Loan from Junzhen Zhang, non-related individual, due on October 5, 2022, with an annual interest rate of 10%, renewed on October 6, 2021.	29,385	27,215
Loan from Junzhen Zhang, non-related individual, due on November 30, 2022, with an annual interest rate of 10%, signed on December 1, 2021.	23,375	21,648
Multiple loans from Jian Chen, non-related individual, due from May 20, 2022 to November 14, 2022, with an annual interest rate of 12%, signed from May 21, 2021 to November 15, 2021.	1,066,928	-
Loan from Qing Kong, non-related individual, due on March 6, 2023, with an annual interest rate of 10%, renewed on March 7, 2022.	106,522	98,655
Loan from Qing Kong, non-related individual, due on January 8, 2023, with an annual interest rate of 10%, renewed on January 9, 2022.	44,445	41,163
Loan from Guihai Chen, non-related individual, due on March 9, 2023, with an annual interest rate of 10%, renewed on March 10, 2022.	26,631	24,664
Loan from Guihai Chen, non-related individual, due on September 20, 2022, with an annual interest rate of 10%, renewed on September 21, 2021.	40,405	37,421
Loan from Weifeng Kong, non-related individual, due on November 28, 2022, with an annual interest rate of 10%, renewed on November 29, 2021.	30,357	30,926
Loan from Huagui Yong, non-related individual, due on April 8, 2022, with an annual interest rate of 6.3%, renewed on April 9, 2021.	-	77,316
Loan from Guohui Zhang, non-related individual, due on January 16, 2022, with an annual interest rate of 4% signed on January 17, 2021.	254,148	248,956
Total short-term loan payable	$ 4,907,506	$2,955,304

For the fiscal years ended April 30, 2022 and 2021, interest expense related to short-term loans amounted to $456,735 and $222,113, respectively, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The components of loss before income tax consisted of the following:

	Fiscal Years Ended April 30,
	2022	2021
U.S. Operations	$(75)	$(35,046)
Chinese Operations	(2,910,115)	(3,203,769)
Total	$(2,910,190)	$(3,238,815)

The Effective Tax Rate reconciliation is a follows:

	April 30, 2022	April 30, 2021
U.S. Federal and state tax rate	21.0%	21.0%
Difference in US / China statutory rate	4%	4%
Valuation allowance	(25.0)%	(25.0)%
Total provision for income taxes	0.0%	0.0%

    The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Fiscal Years Ended April 30,
	2022	2021
Expected tax at statutory rates	$(611,140)	$(680,151)
Foreign Taxes at rate different than U.S. taxes	(116,404)	(128,151)
Valuation allowances	727,544	808,302
Tax provision	$-	$-

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $14.2 million as of April 30, 2022, expiring through the tax year 2040, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a PRC NOL for our Chinese operations as of April 30, 2022 of approximately $36.3 million that expires in 2027.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL and the tax benefit associated with the issuance of stock-based compensation. The realization of the deferred tax assets is dependent on future taxable income, in addition to the exercise of stock options; we are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax assets as of April 30, 2022 and 2021 are as follows:

	Fiscal Years Ended April 30,
	2022	2021
Deferred tax assets from NOL carry forwards	$12,062,349	$11,290,083
Total deferred tax asset	12,062,349	11,290,083
Valuation allowance	(12,062,349)	(11,290,083)
Deferred tax asset, net of allowance	$-	$-

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for fiscal years ended April 30, 2022 and 2021; we operated in two reportable business segments - (1) natural sweetener (stevioside), (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Financial information with respect to these reportable business segments for the fiscal years ended April 30, 2022 and 2021 are as follows:

	Fiscal Years Ended April 30,
	2022	2021
Revenues:
Stevioside - third party	$34,832,117	$16,807,638
Stevioside - related party	-	8,162,450
Total Stevioside	34,832,117	24,970,088
Corporate and other – third party	429,362	408,747
Corporate and other – related party	-	-
Total Corporate and other	429,362	408,747
Total segment and consolidated revenues	$35,261,479	$25,378,835

Interest expense:
Stevioside	$(478,950)	$(254,403)
Corporate and other	-	-
Total segment and consolidated interest expense	$(478,950)	$(254,403)

Depreciation and amortization expenses:
Stevioside	$1,273,175	$1,118,956
Corporate and other	202,191	220,625
Total segment and consolidated depreciation and amortization expenses	$1,475,366	$1,339,581

Gain (loss) from continuing operations before income taxes:
Stevioside	$(4,822,797)	$(5,401,154)
Corporate and other	229,209	151,879
Total loss from operations before income taxes	$(4,593,588)	$(5,249,275)

	April 30, 2022	April 30, 2021
Segment property and equipment:
Stevioside	$5,854,328	$7,354,695
Corporate and other	1,631,405	1,862,420
Total property and equipment, net	$7,485,733	$9,217,115

NOTE 12 – CONCENTRATIONS AND CREDIT RISK

(i)   Customer Concentrations

For fiscal years ended April 30, 2022 and 2021, customers accounting for 10% or more of the Company's revenues were as follows:

	Years Ended April 30,
	2022	2021
Customer
A (1)	43.4%	32.6%
B	-	12.0%

(1)  Qufu Shengwang Import and Export Co., Ltd was a related party in fiscal 2021.

 (ii)    Vendor Concentrations

For fiscal years ended April 30, 2022 and 2021, suppliers accounting for 10% or more of the Company's purchases were as follows:

	Years Ended April 30,
	2022	2021
Supplier
A	34.5%	16.5%
B	-	25.5%
C	-	13.0%

-Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions in the United States and the PRC. As of April 30, 2022 and 2021, we had $303,160 and $1,403,969 of cash held in PRC banks. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $76,000), As a result, cash held in PRC financial institutions of $119,250 is not insured. We have not experienced any losses in such accounts through April 30, 2022. Our cash position by geographic area was as follows:

	April 30, 2022		April 30, 2021
Country
United States	$18,033	5.6%	$161,860	10.3%
China	303,160	94.4%	1,403,969	89.7%
Total cash and cash equivalents	$321,193	100.00%	$1,565,829	100.00%

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