Form 10-Q
period 2022-07-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2022-09-19
CIK 806592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of

September 19, 2022, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

 QUARTERLY PERIOD ENDED JULY 31, 2022

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2023 is referred to as "fiscal 2023" and the year ended April 30, 2022 is referred to as "fiscal 2022".  Also, the three month period ended July 31, 2022 is our first quarter and is referred to as the "first quarter of fiscal 2023". Likewise, the three month period ended July 31, 2021 is referred to as the "first quarter of fiscal 2022".

When used in this report, the terms:
-	"Sunwin", "we", "us" and the "Company" refers to Sunwin Stevia International, Inc., a Nevada corporation formerly known as Sunwin Neutraceuticals International, Inc., and our subsidiaries;
-	"Qufu Natural Green" refers to our wholly owned subsidiary Qufu Natural Green Engineering Co., Ltd., a Chinese limited liability company;
-	"Sunwin USA" refers to Sunwin USA, LLC, a Delaware limited liability company, a 100% owned subsidiary of Sunwin;
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

iii

ITEM I - FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2022 (Unaudited)	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$942,782	$321,193
Accounts receivable, net	9,661,191	7,404,669
Inventories, net	5,118,711	5,564,044
Prepaid expenses and other current assets	2,214,165	2,765,819
Total Current Assets	17,936,849	16,055,725
Property and equipment, net	7,045,606	7,485,733
Land use rights, net	1,891,995	1,950,204
Total Assets	$26,874,450	$25,491,662

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,315,173	$12,215,238
Short-term loans	4,589,025	4,907,506
Due to related parties	4,781,048	4,882,162
Total Current Liabilities	23,685,246	22,004,906
Total Liabilities	23,685,246	22,004,906

Commitments and Contingencies	-	-

EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of July 31, 2022 and April 30, 2022, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(46,388,794)	(46,267,397)
Accumulated other comprehensive income	5,096,235	5,162,418
Total Sunwin Stevia International, Inc. Stockholders' Equity	6,639,424	6,827,004
Noncontrolling interest	(3,450,220)	(3,340,248)
Total Equity	3,189,204	3,486,756

Total Liabilities and Equity	$26,874,450	$25,491,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended July 31,
	2022	2021

Revenues	$7,709,903	$3,881,832
Revenues - related party	-	2,386,628
Total revenues	7,709,903	6,268,460
Cost of revenues	6,553,865	2,768,062
Cost of revenues - related party	-	2,617,569
Total cost of revenues	6,553,865	5,385,631
Gross profit	1,156,038	882,829

Operating expenses:
Selling expenses	399,467	368,812
General and administrative expenses	396,914	414,643
Research and development expenses	435,568	355,713
Total operating expenses, net	1,231,949	1,139,168
Loss from operations	(75,911)	(256,339)

Other income (expenses):
Other income (expenses)	14,781	(423,107)
Interest income	388	1,652
Interest expense - related party	(5,552)	(5,254)
Interest expense	(127,857)	(67,069)
Total other expenses	(118,240)	(493,778)
Loss operations before income taxes	(194,151)	(750,117)
Provision for income taxes	-	-
Net loss	$(194,151)	$(750,117)
Less: net loss attributable to noncontrolling interest	(72,754)	(289,924)
Net loss attributable to Sunwin Stevia International, Inc.	$(121,397)	$(460,193)

Comprehensive loss:
Net loss	$(194,151)	$(750,117)
Foreign currency translation adjustment	(48,187)	10,033
Total comprehensive loss	$(242,338)	$(740,084)
Less: comprehensive loss attributable to noncontrolling interest	(109,973)	(286,232)
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(132,365)	(453,852)

Earnings per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share attributable to Sunwin Stevia International, Inc. - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194,151)	$(750,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	332,528	384,261
Loss on disposition of property and equipment	4,636	394,967
Impairment on obsolete inventories	78,280	187,704
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(2,430,673)	(338,982)
Accounts receivable - related party	-	(952,712)
Inventories	245,575	808,811
Prepaid expenses and other current assets	492,718	(1,435,530)
Accounts payable and accrued expenses	2,248,780	(128,715)
Taxes payable	257,352	(704)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,035,045	(1,831,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(56,440)	(584)
Purchases of land use rights	-	(2,057,268)
NET CASH USED IN INVESTING ACTIVITIES	(56,440)	(2,057,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	-	1,194,966
Repayment of short term loans	(348,763)	-
Advance from related parties	2,236	5,265,725
Repayment of related party advances	(1,043)	(3,476,199)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(347,570)	2,984,492

EFFECT OF EXCHANGE RATE ON CASH	(9,446)	8,980
NET INCREASE IN CASH	621,589	(895,397)

Cash at the beginning of period	321,193	1,565,829
Cash at the end of period	942,782	670,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,256	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$1,491	$-
Accrued interests enrolled into debts	$137,752	$-
Accrued interest payable to related party	$5,552	$5,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Three Months Ended July 31,
	2022	2021

Total equity, beginning balances	$3,486,756	$8,128,531

Common stock and additional paid-in capital:
Beginning balances	47,931,983	47,931,983
Common stock issued	-	-
Liability converted to additional paid-in capital	-	-
Ending balances	47,931,983	47,931,983

Retained Earnings
Beginning balances	(46,267,397)	(43,357,208)
Net loss	(121,397)	(460,193)
Ending balances	(46,388,794)	(43,817,401)

Accumulated other comprehensive income(loss):
Beginning balances	5,162,418	5,193,512
Foreign currency translation adjustment	(66,183)	6,341
Ending balances	5,096,235	5,199,853

Noncontrolling Interest:
Beginning balances	(3,340,248)	(1,639,756)
Net loss	(72,754)	(289,924)
Accumulated other comprehensive income(loss)	(37,218)	3,693
Ending balances	(3,450,220)	(1,925,988)

Total equity, ending balances	$3,189,204	$7,388,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

For the three months ended July 31, 2022 and fiscal year 2023, our subsidiaries included in continuing operations and discontinued operations consisted of the following:

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2022 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the three months ended July 31, 2022 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2022 contained herein has been derived from the audited consolidated financial statements as of April 30, 2022, but do not include all disclosures required by the U.S. GAAP.

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

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. We had no bad debt expense for allowance of doubtful accounts during the three months ended July 31, 2022 and 2021. The balances for allowance of doubtful accounts were $78,122 and $79,886 on July 31, 2022 and April 30, 2022, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value. We continually evaluate the recoverability based on assumptions about future customer demand and market conditions. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. In the three months ended July 31, 2022 and 2021, the Company wrote down inventories of $78,280 and $187,704, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a loss on disposition of property and equipment of $4,636 and $394,967 on July 31, 2022 and 2021, respectively.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of July 31, 2022 and April 30, 2022 amounted to $1,050,827 and $812,545, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2022, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	For Three Months Ended July 31,
	2022	2021
Numerator:
Net Loss attributable to Sunwin Stevia International, Inc.	$(121,397)	$(460,193)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Stock awards, options, and warrants	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803
Basic and diluted loss per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

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

As of July 31, 2022	RMB 6.74 to $1.00
As of April 30, 2022	RMB 6.59 to $1.00

Three months ended July 31, 2022	RMB 6.71 to $1.00
Three months ended July 31, 2021	RMB 6.44 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2022 and 2021 included net loss and unrealized gains from foreign currency translation adjustments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $435,568 and $355,713 for the three months ended July 31, 2022 and 2021, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $24,252 and $20,161 for the three months ended July 31, 2022 and 2021, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $194,000 for the three months ended July 31, 2022 and has a significant accumulated deficit of $46.4 million as of July 31, 2022. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 3 - NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2020. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2020, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $3,450,220 and $3,340,248 as of July 31, 2022 and April 30, 2022.

NOTE 4 - INVENTORIES

As of July 31, 2022 and April 30, 2022, inventories consisted of the following:

	July 31, 2022	April 30, 2022

Raw materials	$650,544	$2,417,724
Work in process	1,702,829	1,029,797
Finished goods	2,765,338	2,116,523
Inventories, gross	5,118,711	5,564,044
Less: reserve for obsolete inventory	-	-
Inventories, net	$5,118,711	$5,564,044

In the three months ended July 31, 2022 and 2021, the Company wrote down inventories of $78,280 and $187,704, respectively. As a result, the Company had no reserve of obsolete inventories as of July 31, 2022 and April 30, 2022, respectively.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of July 31, 2022 and April 30, 2022 totaled $2,214,165 and $2,765,819, respectively. As of July 31, 2022, prepaid expenses and other current assets includes $686,020 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $1,528,145 for business related employees' advances and advances to the third party. As of April 30, 2022, prepaid expenses and other current assets includes $1,510,032 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,255,787 for business related employees' advances and advances to the third party.

NOTE 6 - PROPERTY AND EQUIPMENT

As of July 31, 2022 and April 30, 2022, property and equipment consisted of the following:

	July 31, 2022	April 30, 2022

Office equipment	$450,392	$434,867
Auto and trucks	561,302	581,314
Manufacturing equipment	6,358,604	6,481,114
Buildings	9,243,693	9,452,467
Construction in process	16,820	17,200
Property and equipment, gross	16,630,811	16,966,962
Less: accumulated depreciation	(9,585,205)	(9,481,229)
Property and equipment, net	$7,045,606	$7,485,733

For the three months ended July 31, 2022 and 2021, depreciation expense totaled $317,326 and $368,436, of which $269,899 and $313,733 were included in cost of revenues, respectively, and remainder was included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 7 – LAND USE RIGHTS

As of July 31, 2022 and April 30, 2022, land use rights consisted of the following:

(Estimated Life)	July 31, 2022	April 30, 2022

Land use rights (33 Years)	1,967,675	2,012,115
Less: accumulated amortization	(75,680)	(61,911)
Land use rights, net	1,891,995	1,950,204

The Company acquired the land use rights for Qufu Shengren factory in a total of RMB13,256,420 (approximately $2,052,000) on May 18, 2021. For the three months ended July 31, 2022 and 2021, amortization expense amounted to $15,202 and $15,825, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Related parties of the Company consist of the followings

-Mr. Weidong Chai, a legal representative of Qufu Natural Green;

-Shandong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese limited liability company of which Mr. Chai is the Chairman;

-Mr. Laiwang Zhang, former Chairman of the Board of the Company, resigned on September 7, 2021; and

-Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese limited liability company, controlled by Mr. Laiwang Zhang. Due to recent changes in management personnel, Qufu Shengwang Import and Export is no longer considered a related party, and transactions with Qufu Shengwang Import and Export have been reclassified to third party transactions in fiscal 2022.

Revenue - related party

For the three months ended July 31, 2022 we did not have revenue and cost of revenue from related party, but we recorded revenue - related party and cost of revenue – related party of $2,386,628 and $2,617,569 the three months ended July 31, 2021, respectively, from Qufu Shengwang Import and Export.

Due to related parties

The Company mainly finances its operations through proceeds borrowed from related parties. As of July 31, 2022 and April 30, 2022, due to related parties consisted the following:

	July 31, 2022	April 30, 2022
Pharmaceutical Corporation	$4,542,438	$4,646,092
Weidong Chai	238,610	236,070
Total	$4,781,048	$4,882,162

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

NOTE 9 - OPERATING LEASE

The Company leased Metformin production line including buildings, manufacturing equipment and construction in process to the third party lessee for five years, effective July 10, 2019. The lessee paid a lease deposit of RMB1,000,000 (approximately $152,000) as guarantee and annual lease fee of RMB3,000,000 (approximately $455,000). The Company recorded revenues of $102,580 and $106,782 from this operating lease for the first quarter of fiscal 2023 and 2022, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of July 31, 2022 and April 30, 2022:

Account	July 31, 2022	April 30, 2022
Accounts payable	$10,258,255	$7,945,913
Advanced from customers	89,657	121,183
Advanced from third parties*	712,471	1,208,900
Accrued salary payable	138,228	101,829
Tax payable	1,050,827	812,545
Other payable**	2,065,735	2,024,868
Total accounts payable and accrued expenses	$14,315,173	$12,215,238

* Advanced from third parties for working capital, bearing interest free and due on demands.

** As of on July 31, 2022, other payables consists of general liability, worker's compensation, and medical insurance payable of $412,103, consulting fee payable of $239,578, union and education fees payable of $131,477, interest payables for short-term loans of $341,922, safety production fund payable of $656,437, advances from the employees of $125,584, security deposit for sub-contractor of $148,432 and other miscellaneous payables of $10,202. As of April 30, 2022, other payables consists of general liability, worker's compensation, and medical insurance payable of $428,773, consulting and service fee payable of $206,007, union and education fees payable of $134,598, interest payables for short-term loans of $366,249, safety production fund payable of $627,138, advances from the employees of $106,253, deposit for operating lease of $151,784 and other miscellaneous payables of $4,066.

NOTE 11 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date and accrued interest converted into debt principal. As of July 31, 2022 and April 30, 2022, short-term loans consisted of the following:

	July 31, 2022	April 30, 2022
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2022, with an annual interest rate of 10%, renewed on October 6, 2021.	$32,655	$33,393
Loan from Jianjun Yan, due on October 6, 2022, with an annual interest rate of 10%, renewed on October 7, 2021.	1,590,833	1,626,763
Loan from Jianjun Yan, due on March 31, 2022, with annual interest rate of 4%, partially repaid RMB665,000 ($99,140). Remaining principal balance and accrued interest renewed on April 19, 2022 for the term of one year.	32,952	134,633
Multiple loans from Jianjun Yan, due from May 13, 2023 to August 22, 2023, with annual interest rate of 12%, sign on period from May 14, 2022 to August 23, 2022.	1,585,845	1,490,521
Loan from Junzhen Zhang, non-related individual, due on October 5, 2022, with an annual interest rate of 10%, renewed on October 6, 2021.	28,736	29,385
Loan from Junzhen Zhang, non-related individual, due on November 30, 2022, with an annual interest rate of 10%, signed on December 1, 2021.	22,858	23,375
Multiple loans from Jian Chen, non-related individual, due from May 20, 2023 to November 14, 2022, with an annual interest rate of 12%, signed from May 21, 2022 to November 15, 2021.	1,052,272	1,066,928
Loan from Qing Kong, non-related individual, due on March 6, 2023, with an annual interest rate of 10%, renewed on March 7, 2022.	104,169	106,522
Loan from Qing Kong, non-related individual, due on January 8, 2023, with an annual interest rate of 10%, renewed on January 9, 2022.	43,464	44,445
Loan from Guihai Chen, non-related individual, due on March 9, 2023, with an annual interest rate of 10%, renewed on March 10, 2022.	26,042	26,631
Loan from Guihai Chen, non-related individual, due on September 20, 2022, with an annual interest rate of 10%, renewed on September 21, 2021.	39,513	40,405
Loan from Weifeng Kong, non-related individual, due on November 28, 2022, with an annual interest rate of 10%, renewed on November 29, 2021.	29,686	30,357
Loan from Guohui Zhang, non-related individual, due on January 16, 2022, with an annual interest rate of 4% signed on January 17, 2021.	-	254,148
Total short-term loan payable	$4,589,025	$4,907,506

For the three months ended July 31, 2022 and 2021, interest expense related to short-term loans amounted to $127,857 and $67,069, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three months ended July 31, 2022 and 2021; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three months ended July 31, 2022 and 2021 is as follows:

	Three Months Ended July 31,
	2022	2021
Revenues:
Stevioside - third party	$7,607,323	$3,775,050
Stevioside - related party	-	2,386,628
Total Stevioside	7,607,323	6,161,678
Corporate and other – third party	102,580	106,782
Corporate and other – related party	-	-
Total Corporate and other	102,580	106,782
Total segment and consolidated revenues	$7,709,903	$6,268,460

Interest expense:
Stevioside	$133,021	$70,671
Corporate and other	-	-
Total segment and consolidated interest expense	$133,021	$70,671

Depreciation and amortization:
Stevioside	$292,174	$327,668
Corporate and other	40,354	56,593
Total segment and consolidated depreciation and amortization	$332,528	$384,261

Income (loss) from continuing operations before income taxes:
Stevioside	$(254,931)	$(812,243)
Corporate and other	60,780	62,120
Total loss from continuing operations before income taxes	$(194,151)	$(750,117)

	July 31, 2022	April 30, 2022
Segment property and equipment:
Stevioside	$5,490,411	$5,854,328
Corporate and other	1,555,195	1,631,405
Total property and equipment	$7,045,606	$7,485,733

NOTE 13 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three months ended July 31, 2022 and 2021, customers accounting for 10% or more of the Company's revenue were as follows:

	Three Months Ended July 31,
Customer	2022	2021
A (1)	51.0%	38.1%

(1) Qufu Shengwang Import and Export Co., Ltd was a related party in the three months ended July 31, 2021.

(ii)    Vendor Concentrations

For the three months ended July 31, 2022 and 2021, suppliers accounting for 10% or more of the Company's purchase were as follows:

	Three Months Ended July 31,
Supplier	2022	2021
A	15.0%	-
B	14.6%	-
C	49.3%	38.4%
D	-	15.7%

-Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of July 31, 2022 and April 30, 2022, we had $924,204 and $303,160 of cash balance held in PRC banks, respectively. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $74,000). As a result, cash held in PRC financial institutions of $758,486 and $119,250 are not insured as of July 31, 2022 and April 30, 2022. We have not experienced any losses in such accounts through July 31, 2022. Our cash position by geographic area was as follows:

Country:	July 31, 2022		April 30, 2022
United States	$18,578	2.0%	$18,033	5.6%
China	924,204	98.0%	303,160	94.4%
Total cash and cash equivalents	$942,782	100.00%	$321,193	100.00%

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the preceding unaudited condensed consolidated financial statements and footnotes and our 2022 Annual Report on Form 10-K for fiscal year ended April 30, 2022.

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

Recent Developments

Consequently, the COVID-19 pandemic may adversely affect the Company’s business operations, financial condition and operating results for 2023, including but not limited to material negative impact to the Company’s total revenues, production capability, ability to conduct marketing and sales, and slower collection of accounts receivables. We are able to maintain certain income from previous existing orders and finished products, however, we believe the effect of the COVID-19 pandemic will be most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2023.

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

OUR PERFORMANCE

 Our revenues totaled approximately $7,710,000 during the three months ended July 31, 2022, an increase of 23.0%, as compared with the same period in 2021, and our gross margin increased to 15.0% from 14.1%. Our total operating expenses in the three months ended July 31, 2022 increased by approximately $93,000, or 8.1% compared to the same period in 2021 primarily due to an increase of approximately $31,000, or 8.3% in selling expense and an increase of approximately $80,000, or 22.4% in research and development expenses, offset by a decrease of approximately $18,000, or 4.3% in general and administrative expense. Our net loss for the three months ended July 31, 2022 was approximately $194,000, compared to a net loss $750,000 in the same period in fiscal 2022.

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

Our Outlook

We believe that there are significant opportunities for worldwide growth in our Stevioside segment, not only in the U.S. and EU markets but also in our domestic market. For the fiscal year ended April 30, 2023 and beyond, we will continue to focus on our core business of producing and selling stevioside series products.

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

Meanwhile, we are also facing challenges in competitive pricing and raw materials for the fiscal years ended April 30, 2023 and 2022, as well as negative impact from the global COVID-19 pandemic. During the fiscal years ended April 30, 2022, the market prices of stevioside products continue to be impacted by strong price competition among Chinese manufacturers. With this being a product gaining large market shares in China, in the recent years we have seen many competitors entering the market. These new competitors use lower pricing as their effort to gain market share as they initially entering the market, thus driving down the average prices for stevia products. We expect the pressure from pricing competition to continue in fiscal 2023. We anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, will also continue to increase in fiscal 2023 since the demand for raw material may increase as the market grows, while the production of the raw material experiences negative impact due to the global pandemic.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended July 31, 2022 and 2021. The percentages represent each line item as a percent of revenues:

For the Three Months ended July 31, 2022
	Stevioside		Corporate and Other		Consolidated
Revenues	$7,607,323	100.0%	$102,580	100.0%	$7,709,903	100.0%
Cost of goods sold	6,512,095	85.6%	41,770	40.7%	6,553,865	85.0%
Gross profit	1,095,228	14.4%	60,810	59.3%	1,156,038	15.0%
Selling expenses	399,467	5.3%	-	-	399,467	5.2%
General and administrative expenses	396,884	5.2%	30	-	396,914	5.1%
Research and development expenses	435,568	5.7%	-	-	435,568	5.6%
(Loss) income from operations	(136,691)	(1.8)%	60,780	59.3%	(75,911)	(1.0)%
Other expenses	(118,240)	(1.6)%	-	-	(118,240)	(1.5)%
(Loss) income from continuing operations before income taxes	$(254,931)	(3.4)%	$60,780	59.3%	$(194,151)	(2.5)%

For the Three Months ended July 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$6,161,678	100.0%	$106,782	100.0%	$6,268,460	100.0%
Cost of goods sold	5,340,969	86.7%	44,662	41.8%	5,385,631	85.9%
Gross profit	820,709	13.3%	62,120	58.2%	882,829	14.1%
Selling expenses	368,812	6.0%	-	-	368,812	5.9%
General and administrative expenses	414,643	6.7%	-	-	414,643	6.6%
Research and development expenses	355,713	5.8%	-	-	355,713	5.7%
(Loss) income from operations	(318,459)	(5.2)%	62,120	58.2%	(256,339)	(4.1)%
Other expenses	(493,778)	(8.0)%	-	-	(493,778)	(7.9)%
(Loss) income from continuing operations before income taxes	$(812,237)	(13.2)%	$62,120	58.2%	$(750,117)	(12.0)%

Revenues

Total revenues in the three months ended July 31, 2022 increased by approximately 23.0%, as compared to the same period in 2021. Stevioside revenues, which accounts for 98.7% and 98.3% of our total revenues in the three months ended July 31, 2022 and 2021, respectively, increased by approximately 23.5%, primarily due to an increasing demand from both domestic and overseas markets as the industries recover from the COVID-19 pandemic. We sold 264 metric tons and 214 metric tons of stevioside for the three months ended July 31, 2022 and 2021, respectively,

Our products including enzyme treated stevia have been well accepted by the market, especially in the U.S..  We generated approximately $3,014,000 and $1,690,000 in revenue from producing over 93 metric tons and 55 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 37% and 28% of our total revenues of Sativoside segment in the three months ended July 31, 2022 and 2021, respectively.

Our unit sale price fluctuated from month to month in the three months ended July 31, 2022, which was mainly affected by the market environment; the average unit sales price of our stevia products has decreased because of our effort to stay ahead of competition and to gain market share for the three months ended July 31, 2022, as compared to the same period in 2021. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to continue to increase in the near future. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. In the three months ended July 31, 2022, some of our stevia products, such as A3-98, A3-97, A3-95, A3-90, and A3-80, were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

Cost of Revenues and Gross Margin

Cost of revenues includes the cost of raw materials, labor, depreciation, and other fixed and variable overhead costs. Cost of revenues in the three months ended July 31, 2022 increased by 21.7%, compared to the same period in 2021. Cost of revenues as a percentage of revenues decreased from 85.9% to 85.0% during the three months ended July 31, 2022 compared to the same period in 2021. Gross margin in Stevioside segment increased from 13.3% to 14.4% for the three months ended by July 31, 2021, compared the same period in 2021. Our consolidated gross margin for the three months ended by July 31, 2022 was 15.0%, as compared to 14.1% in the same period in 2021, which was primarily due to a reduction of the higher production costs we experienced during the height of the pandemic and that we were able to sell more of our overstocked inventories from 2021.

We believe the effect of the COVID-19 pandemic is the most significant in our raw material purchasing and our sales. Due to the effect of the global COVID-19 pandemic, we expect the sourcing and availability of stevia raw material will have increased difficulties and costs for fiscal 2023. February to March is normally the nursing period for stevia plants; as a result of COVID-19 related gathering laws, farmers are not able to have the same amount of nursery workers as previous years, resulting in a decrease of stevia plants, and relevant safety measures also resulted in an increase of general planting costs. We expect this to cause a shortage of stevia leaves harvest this year and along with the effect of the rain seasons, we expect to see an increase in our cost of raw material. After we resumed production, the effect of the COVID-19 pandemic on transportation has also made it difficult for us to efficiently procure our raw materials.

Selling Expenses

For the three months ended July 31, 2022, we had an increase of approximately $31,000, or 8.3% in selling expenses, as compared to the same period in 2021. The increase was primarily due to the approximately $56,000 increase in local sales taxes, $8,000 increase in commission expenses, $21,000 increase in salary and $4,000 increase in shipping and freight, offset by $24,000 decrease in office expenses, $14,000 decrease in promotion and marketing expenses and $20,000 decrease in travel expense in the three months ended July 31, 2022.

General and Administrative Expenses

Our general and administrative expenses for the three months ended July 31, 2022 decreased by approximately $18,000, or 4.3% from the same period in 2021. The decrease was primarily due to a decrease of approximately $14,000 in repairs and maintenance fees, $37,000 decrease in service and consulting fee, $5,000 decrease in hospitality expenses and $25,000 decrease in miscellaneous expense, offset by an increase of approximately $7,000 in depreciation and amortization expenses, $12,000 increase in office expenses, $9,000 increase in safety production fund, $6,000 increase in auto expenses and $29,000 increase in auditing fees.

Research and Development Expenses

For the three months ended July 31, 2022, our research and development expenses amounted to approximately $436,000, as compared to $356,000 for the same period in 2021. The increase of $80,000 was primarily due to the increase in spending for third party technical consulting fees in the three months ended July 31, 2022.

 Other Income (Expenses)

For the three months ended July 31, 2022, other expense, net of other income, amounted to approximately $118,000, a decrease of $376,000 as compared to the other expense, net of other income, amounted to approximately $494,000 for the three months ended July 31, 2021. The decrease of other expenses was primarily attributable to a decrease in other expenses of $438,000 attributable to a loss on disposition of property and equipment in the three months ended July 31, 2022, offset by a decrease of $1,000 in interest income and an increase of $61,000 in interest expense to third parties.

Net Loss

As a result of the foregoing, our loss was $194,000 for the three months ended July 31, 2022, as compared with loss from continuing operations of $750,000 for the three months ended July 31, 2021, a change of $556,000, or 74.1%. The decrease in net loss was primarily due to increased gross profit and decreased other expenses, offset by increased operating expenses in the three months ended July 31, 2022, compared to the three months ended July 31, 2021.

Net Loss Attributable to Sunwin Sunwin Stevia International, Inc.

Our net loss attributable to Sunwin Sunwin Stevia International, Inc. in the three months ended July 31, 2022 was approximately $121,000, or $(0.00) per share (basic and diluted), compared to $460,000, or $(0.00) per share (basic and diluted), in the three months ended July 31, 2021.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss by 38.7%, the percentage ownership in Qufu Shengren not directly attributable to us.  Net loss attributable to noncontrolling interest amounted to $73,000 and $290,000 for the three months ended July 31, 2022 and 2021.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive loss on the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $48,000 and gain of $10,000 for the three months ended July 31, 2022 and 2021, respectively. These non-cash loss and gain had the effect of our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

On July 31, 2022, we had working capital deficit of approximately $5,748,000, including cash of approximately $943,000, as compared to working deficit of $5,949,000, including cash of approximately $321,000 at April 30, 2022. The approximate $622,000 increase in our cash at July 31, 2022 from April 30, 2022 is primarily attributable to net cash provided by operating activities of approximately $1,035,000, offset by net cash used in investing activities of approximately $56,000, net cash used in financing activities of approximately $348,000 and effect of exchange rate on cash of $9,000 during the three months ended July 31, 2022. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

Capital Resources

The following table provides certain selected balance sheets comparisons as of July 31, 2022 and April 30, 2022:

	July 31, 2022	April 30, 2022	Increase (Decrease)%

Cash and cash equivalents	$942,782	$321,193	$621,589	193.5%
Accounts receivable, net	9,661,191	7,404,669	2,256,522	30.5%
Inventories, net	5,118,711	5,564,044	(445,333)	(8.0)%
Prepaid expenses and other current assets	2,214,165	2,765,819	(551,654)	(19.9)%
Total current assets	17,936,849	16,055,725	1,881,124	11.7%
Property and equipment, net	7,045,606	7,485,733	(440,127)	(5.9)%
Land use rights	1,891,995	1,950,204	(58,209)	(3.0)%
Total assets	$26,874,450	$25,491,662	$1,382,788	5.4%

Accounts payable and accrued expenses	$14,315,173	$12,215,238	$2,099,935	17.2%
Short-term loans	4,589,025	4,907,506	(318,481)	(6.5)%
Due to related parties	4,781,048	4,882,162	(101,114)	(2.1)%
Total current liabilities	23,685,246	22,004,906	1,680,340	7.6%
Total liabilities	$23,685,246	$22,004,906	$1,680,340	7.6%

We maintain cash and cash equivalents in China and United States. On July 31, 2022 and April 30, 2022, bank deposits were as follows:

Country	July 31, 2022	April 30, 2022
United States	$18,578	$18,033
China	924,204	303,160
Total	$942,782	$321,193

The majority of our cash balances on July 31, 2022 are in the form of RMB stored in a bank account in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in mainland China of approximately $924,000 as of July 31, 2022 has been converted based on the exchange rate as of July 31, 2022. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for use outside of China.

Accounts receivable, net of allowance for doubtful accounts increased by approximately $2,257,000 during the three months ended July 31, 2022, as a result of the increase in sales of product sold as of July 31, 2022. The days for sales outstanding in accounts receivable increased to 101 days as of July 31, 2022, as compared to 20 days as of April 30, 2022. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in fiscal 2023.

Inventories on July 31, 2022, net of reserve for obsolescence, totaled approximately $5,119,000, as compared to $5,564,000 as of April 30, 2022. The decrease is primarily due to our increase in higher sales volume during the three months ended July 31, 2022. However, due to the COVID-19 pandemic, there has been minimal disruption in our supply chain network of certain raw materials. We are not able to purchase enough leaves of the stevia to meet our anticipated upcoming increase in demands

Our accounts payable and accrued expenses were approximately $14,315,000 on July 31, 2022, an increase of approximately $2,100,000 from April 30, 2022. The increase is primarily due to our increase in procurements of raw material as a result of the rising sales of such materials during the three months ended July 31, 2022.

Loans payable on July 31, 2022 and April 30, 2022 totaled approximately $4,589,000 and $4,908,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 12%.  Range of maturity dates of the loans payable was from September 1, 2022 to July 27, 2023.  During the three months ended July 31, 2022, the Company repaid loans in amount of approximately $349,000 in cash.

Due to related parties on July 31, 2022 and April 30, 2022 totaled approximately $4,781,000 and $4,882,000, respectively.  As of July 31, 2022, the balance we owed Pharmaceutical Corporation and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., approximately amounted to $4,542,000 and $239,000, respectively. On April 30, 2022, the balance we owed to Pharmaceutical Corporation and Export and Mr. Weidong Chai approximately amounted to $4,646,000 and $236,000, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $1,035,000 for the three months ended July 31, 2022, primarily due to adjusted by non-cash working capital, depreciation and amortization expenses of $333,000, impairment on obsolete inventories of $78,000 and loss on disposition of property and equipment of $5,000. Changes in operating assets and liabilities include a decrease of approximately $246,000 in inventories, a decrease of approximately $493,000 in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses of approximately $2,249,000, and an increase of approximately $257,000 in taxes payable, offset an increase of approximately $2,431,000 in accounts receivable and note receivable and a net loss of approximately $194,000.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $56,000 during the three months ended July 31, 2022 due to capital expenditures for property and equipment.

Net cash used in investing activities from operations amounted to approximately $2,058,000 during the three months ended July 31, 2021 due to capital expenditures for property and equipment of approximately $1,000 and land use rights of approximately $2,057,000.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash used in financing activities from operations amounted to approximately $348,000 in the three months ended July 31, 2022, primarily due to repayments for short term loans in a total amount of $349,000 and repayment of related party advances of approximately $ 1,000, offset by advances received from related parties of approximately $2,000.

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2022.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of July 31, 2022 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). As reported in our Form 10-K for the year ended April 30, 2022, management assessed the effectiveness of our internal control over financial reporting as of April 30, 2022 and, during our assessment, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at April 30, 2022.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the three months ended July 31, 2022. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended July 31, 2022 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the three months ended July 31, 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the three months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1 A. RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our fiscal 2022 Annual Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the fiscal 2022 Annual Report on Form 10-K.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: September 19, 2022	By: /s/ Chunchun Wang
Chunchun Wang
Chief Executive Officer

Dated: September 19, 2022	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer