Form 10-Q
period 2022-10-31
SUNWIN STEVIA INTERNATIONAL, INC.
filed 2023-01-11
CIK 806592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of January 11, 2023, there were 199,632,803 shares of the registrant's common stock issued and outstanding.

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

 QUARTERLY PERIOD ENDED OCTOBER 31, 2022

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

We are on a fiscal year ending April 30, as such the year ending April 30, 2023 is referred to as "fiscal 2023" and the year ended April 30, 2022 is referred to as "fiscal 2022".  Also, the three month period ended October 31, 2022 is our second quarter and is referred to as the "second quarter of fiscal 2023". Likewise, the three month period ended October 31, 2021 is referred to as the "second quarter of fiscal 2022".

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

iii

ITEM I - FINANCIAL STATEMENTS

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2022 (Unaudited)	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,774,026	$321,193
Accounts receivable, net	7,935,814	7,404,669
Inventories, net	2,194,443	5,564,044
Prepaid expenses and other current assets	3,711,037	2,765,819
Total Current Assets	16,615,320	16,055,725
Property and equipment, net	6,272,114	7,485,733
Land use rights, net	1,731,945	1,950,204
Total Assets	$24,619,379	$25,491,662

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,282,031	$12,215,238
Short-term loans	4,320,781	4,907,506
Due to related parties	4,416,504	4,882,162
Total Current Liabilities	22,019,316	22,004,906
Total Liabilities	22,019,316	22,004,906

Commitments and Contingencies	-	-

EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 199,632,803 and 199,632,803 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively	199,633	199,633
Additional paid-in capital	47,732,350	47,732,350
Accumulated deficit	(46,606,700)	(46,267,397)
Accumulated other comprehensive income	4,888,385	5,162,418
Total Sunwin Stevia International, Inc. Stockholders' Equity	6,213,668	6,827,004
Noncontrolling interest	(3,613,605)	(3,340,248)
Total Equity	2,600,063	3,486,756

Total Liabilities and Equity	$24,619,379	$25,491,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2022	2021	2022	2021
Revenues	$7,403,262	$10,108,124	$15,113,165	$16,376,584

Cost of revenues	6,127,059	10,178,745	12,680,924	15,564,376

Gross profit (loss)	1,276,203	(70,621)	2,432,241	812,208

Operating expenses:
Selling expenses	258,753	379,977	658,220	748,789
General and administrative expenses	385,344	527,010	782,258	941,653
Research and development expenses	769,184	792,367	1,204,752	1,148,080
Total operating expenses, net	1,413,281	1,699,354	2,645,230	2,838,522

Loss from operations	(137,078)	(1,769,975)	(212,989)	(2,026,314)

Other income (expenses):
Other income (expenses)	2,049	(2,864)	16,830	(425,971)
Interest income	791	490	1,179	2,142
Interest expense - related party	(5,544)	(95,842)	(11,096)	(154,591)
Interest expense	(119,869)	(24,582)	(247,726)	(38,156)
Total other expenses	(122,573)	(122,798)	(240,813)	(616,576)

Loss from operations before income taxes	(259,651)	(1,892,773)	(453,802)	(2,642,890)
Provision for income taxes	-	-	-	-
Net loss	$(259,651)	$(1,892,773)	$(453,802)	$(2,642,890)
Less: net loss attributable to noncontrolling interest	(41,745)	(723,911)	(114,499)	(1,013,835)
Net loss attributable to Sunwin Stevia International, Inc.	$(217,906)	$(1,168,862)	$(339,303)	$(1,629,055)

Comprehensive income (loss):
Net loss	$(259,651)	$(1,892,773)	$(453,802)	$(2,642,890)
Foreign currency translation adjustment	(384,704)	62,183	(432,891)	72,216
Total comprehensive loss	$(644,355)	$(1,830,590)	$(886,693)	$(2,570,674)
Less: comprehensive loss attributable to noncontrolling interest	(163,384)	(701,730)	(273,357)	(987,962)
Comprehensive loss attributable to Sunwin Stevia International, Inc.	$(480,971)	$(1,128,860)	$(613,336)	$(1,582,712)

Earnings per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share attributable to Sunwin Stevia International, Inc. - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	199,632,803	199,632,803	199,632,803	199,632,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,802)	$(2,642,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	651,636	736,823
(Gain) loss on disposition of equipment	(423)	386,687
Impairment on obsolete inventories	56,435	653,505
Changes in operating assets and liabilities:
Accounts receivable	(1,335,416)	317,355
Inventories	2,954,200	3,141,942
Prepaid expenses and other current assets	(1,294,258)	(3,560,027)
Accounts payable and accrued expenses	2,835,852	(1,488,413)
Taxes payable	(51,645)	9,263
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,362,579	(2,445,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of equipment	4,960	8,028
Purchases of property and equipment	(166,497)	(150,258)
Purchases of land use rights	-	(2,055,960)
NET CASH USED IN INVESTING ACTIVITIES	(161,537)	(2,198,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	-	1,008,096
Repayment of short term loans	(560,128)	-
Advance from related parties	2,188	6,302,619
Repayment of related party advances	(1,779)	(3,541,521)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(559,719)	3,769,194

EFFECT OF EXCHANGE RATE ON CASH	(188,490)	7,557
NET INCREASE (DECREASE) IN CASH	2,452,833	(867,194)

Cash at the beginning of period	321,193	1,565,829
Cash at the end of period	2,774,026	698,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,165	$4,885

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$1,459	$30,773
Accrued interests enrolled into debts	$445,319	$-
Accrued interest payable to related party	$11,096	$171,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2022	2021	2022	2021
Total equity, beginning balances	$3,189,204	$7,388,447	$3,486,756	$8,128,531

Common stock and additional paid-in capital:
Beginning balances	47,931,983	47,931,983	47,931,983	47,931,983
Common stock issued	-	-	-	-
Ending balances	47,931,983	47,931,983	47,931,983	47,931,983

Retained Earnings
Beginning balances	(46,388,794)	(43,817,401)	(46,267,397)	(43,357,208)
Net loss	(217,906)	(1,168,862)	(339,303)	(1,629,055)
Ending balances	(46,606,700)	(44,986,263)	(46,606,700)	(44,986,263)

Accumulated other comprehensive income (loss):
Beginning balances	5,096,235	5,199,853	5,162,418	5,193,512
Foreign currency translation adjustment	(207,850)	40,002	(274,033)	46,343
Ending balances	4,888,385	5,239,855	4,888,385	5,239,855

Noncontrolling Interest:
Beginning balances	(3,450,220)	(1,925,988)	(3,340,248)	(1,639,756)
Net loss	(41,745)	(723,911)	(114,499)	(1,013,835)
Accumulated other comprehensive income (loss)	(121,640)	22,181	(158,858)	25,873
Ending balances	(3,613,605)	(2,627,718)	(3,613,605)	(2,627,718)

Total equity, ending balances	$2,600,063	$5,557,857	$2,600,063	$5,557,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUNWIN STEVIA INTERNATIONAL, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

For the six months ended October 31, 2022 and fiscal year 2023, our subsidiaries included in operations and discontinued operations consisted of the following:

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes for the year ended April 30, 2022 included in our Form 10-K as filed with the SEC. The results of operations and cash flows for the six months ended October 31, 2022 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or the full fiscal year.

The condensed consolidated balance sheet as of April 30, 2022 contained herein has been derived from the audited consolidated financial statements as of April 30, 2022, but do not include all disclosures required by the U.S. GAAP.

Our unaudited condensed consolidated financial statements include the accounts of Sunwin and all our wholly-owned subsidiaries included in operations and discontinued operations. All intercompany accounts and transactions have been eliminated in consolidation. Qufu Shengwang is the subsidiary with discontinued operations and our subsidiaries for operations include the following:

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

ACCOUNTS RECEIVABLE

Accounts receivable and other receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible after exhaustive efforts on collection. We had no bad debt expense for allowance of doubtful accounts during the six months ended October 31, 2022 and 2021. The balances for allowance of doubtful accounts were $72,090 and $79,886 on October 31, 2022 and April 30, 2022, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process, and finished goods related to our products, are stated at the lower of cost or estimated net realizable value that can be estimated utilizing the weighted moving average method. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value. We continually evaluate the recoverability based on assumptions about future customer demand and market conditions. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down of inventories for the difference between the lower of cost or estimated net realizable value. In the six months ended October 31, 2022 and 2021, the Company wrote down inventories of $56,435 and $653,505, respectively.

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

LONG-LIVED ASSETS

In accordance with ASC 360, we review and evaluate our long-lived assets, including property and equipment, intangible assets, and land use rights, for impairment or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates. Based on our evaluation, we have determined certain long-lived assets that are no longer useful for our operations, and we recorded a gain from disposition of property and equipment of $423 in the six months ended October 31, 2022 but we recorded a loss on disposition of property and equipment of $386,687 in the six months ended October 31, 2021.

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

TAXES PAYABLE

We are required to charge for and to collect value added taxes (VAT) on our sales on behalf of the PRC tax authority. We record VAT that we billed our customers as VAT payable. In addition, we are required to pay value added taxes on our primary purchases. We record VAT that is charged by our vendors as VAT receivable. We are required to file VAT return on a monthly basis with the PRC tax authority, in which we are entitled to claim the VAT that we are charged by vendors as VAT credit and these credits can be applied to our VAT payable that we billed our customers. Accordingly, these VAT payable and receivable are presented as net amounts for financial statement purposes. Taxes payable as of October 31, 2022 and April 30, 2022 amounted to $684,759 and $812,545, respectively, consisted primarily of VAT taxes.

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

We apply the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2022, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

	Three Months Ended October 31,		Six Months Ended October 31,
Numerator:	2022	2021	2022	2021
Net Loss attributable to Sunwin Stevia International, Inc.	$(217,906)	$(1,168,862)	$(339,303)	$(1,629,055)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Stock awards, options, and warrants	-	-	-	-
Denominator for diluted earnings per share - weighted average number of common shares outstanding	199,632,803	199,632,803	199,632,803	199,632,803
Basic and diluted loss per common share attributable to Sunwin Stevia International, Inc.:
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

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

As of October 31, 2022	RMB 7.30 to $1.00
As of April 30, 2022	RMB 6.59 to $1.00

Six months ended October 31, 2022	RMB 6.85 to $1.00
Six months ended October 31, 2021	RMB 6.45 to $1.00

COMPREHENSIVE LOSS

   Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended October 31, 2022 and 2021 included net loss and unrealized gains (loss) from foreign currency translation adjustments.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations. Research and development costs are incurred on a project specific basis. Research and development costs were $769,184 and $792,367 for the three months ended October 31, 2022 and 2021, and $1,204,752 and $1,148,080 for the six months ended October 31, 2022 and 2021, respectively.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $18,259 and $29,927 for the three months ended October 31, 2022 and 2021, and $42,511 and $50,088 for the six months ended October 31, 2022 and 2021, respectively.

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

GOING CONCERN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  The Company has incurred recurring losses with a net loss of approximately $260,000 and $454,000 for the three and six months ended October 31, 2022 and has a significant accumulated deficit of $46.6 million as of October 31, 2022. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 3 - NONCONTROLLING INTEREST

Noncontrolling interest on the consolidated balance sheets resulted from the consolidation of Shengren, a 61.3% owned subsidiary starting from April 30, 2020. An individual investor and Shandong Yulong Mining Group Co., Ltd. (“Yulong”) hold 38.4% and 0.3% of the equity interest in Shengren effective at the end of date, April 30, 2020, respectively, pursuant to a series of debt transfer and conversion agreements entered into on April 30, 2020 between seven individual creditors and three suppliers, an individual investor with Yulong and Qufu Shengren. Noncontrolling interest amounted to a deficit of $3,613,605 and $3,340,248 as of October 31, 2022 and April 30, 2022.

NOTE 4 - INVENTORIES

As of October 31, 2022 and April 30, 2022, inventories consisted of the following:

	October 31, 2022	April 30, 2022
Raw materials	$1,074,444	$2,417,724
Work in process	217,459	1,029,797
Finished goods	902,540	2,116,523
Inventories, gross	2,194,443	5,564,044
Less: reserve for obsolete inventory	-	-
Inventories, net	$2,194,443	$5,564,044

In the three months ended October 31, 2022 and 2021, the Company wrote down inventories of $nil and $465,801, respectively. In the six months ended October 31, 2022 and 2021, the Company wrote down the obsolete inventories of $56,435 and $653,505, respectively. As a result, the Company had no reserve of obsolete inventories as of October 31, 2022 and April 30, 2022, respectively.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of October 31, 2022 and April 30, 2022 totaled $3,711,037 and $2,765,819, respectively. As of October 31, 2022, prepaid expenses and other current assets includes $2,456,119 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, and $1,254,918 for business related employees' advances and advances to the third party. As of April 30, 2022, prepaid expenses and other current assets includes $1,510,032 prepayments to suppliers for merchandise that had not been shipped to us and services that had not been provided to us, $1,255,787 for business related employees' advances and advances to the third party.

NOTE 6 - PROPERTY AND EQUIPMENT

As of October 31, 2022 and April 30, 2022, property and equipment consisted of the following:

	October 31, 2022	April 30, 2022

Office equipment	$ 420,808	$434,867
Auto and trucks	517,964	581,314
Manufacturing equipment	5,925,285	6,481,114
Buildings	8,529,981	9,452,467
Construction in process	15,521	17,200
Property and equipment, gross	15,409,559	16,966,962
Less: accumulated depreciation	(9,137,445)	(9,481,229)
Property and equipment, net	$ 6,272,114	$7,485,733

For the three months ended October 31, 2022 and 2021, depreciation expense totaled $311,353 and $336,757, of which $268,037 and $285,439 were included in cost of revenues, respectively, and remainder was included in operating expenses. For the six months ended October 31, 2022 and 2021, depreciation expense totaled $621,883 and $705,193, of which $532,156 and $599,172 were included in cost of revenues, respectively, and remainder was included in operating expenses. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 7 – LAND USE RIGHTS

As of October 31, 2022 and April 30, 2022, land use rights consisted of the following:

(Estimated Life)	October 31, 2022	April 30, 2022

Land use rights (33 Years)	1,815,749	2,012,115
Less: accumulated amortization	(83,804)	(61,911)
Land use rights, net	1,731,945	1,950,204

For the three months ended October 31, 2022 and 2021, amortization expense amounted to $14,551 and $15,805, and for the six months ended October 31, 2022 and 2021, amortization expense amounted to $29,753 and $31,630, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Related parties of the Company consist of the following:

-Mr. Weidong Chai, a legal representative of Qufu Natural Green;

-Shandong Shengwang Pharmaceutical Co., Ltd. ("Pharmaceutical Corporation"), a Chinese limited liability company of which Mr. Chai is the Chairman;

-Mr. Laiwang Zhang, former Chairman of the Board of the Company, who resigned on September 7, 2021; and

-Qufu Shengwang Import and Export Co., Ltd. ("Qufu Shengwang Import and Export"), a Chinese limited liability company, controlled by Mr. Laiwang Zhang. Due to recent changes in management personnel, Qufu Shengwang Import and Export is no longer considered a related party, and transactions with Qufu Shengwang Import and Export have been reclassified to third party transactions in fiscal 2022.

Due to related parties

The Company mainly finances its operations through proceeds borrowed from related parties. As of October 31, 2022 and April 30, 2022, due to related parties consisted the following:

	October 31, 2022	April 30, 2022
Pharmaceutical Corporation	$4,191,000	$4,646,092
Weidong Chai	225,504	236,070
Total	$4,416,504	$4,882,162

On September 23, 2019, the Company borrowed a one-year loan of RMB1,221,000 (approximately $167,000) from Weidong Chai, bearing an annual interest rate of 10%. On September 23, 2022, 2021 and 2020, the parties extended the loan for another year, under the same terms and conditions, reclassified unpaid interest payable to the principal of this loan, resulting in an increase of principal from RMB1,221,000 (approximately $167,000) to RMB1,625,150 (approximately $223,000).

NOTE 9 - OPERATING LEASE

The Company leased Metformin production line including buildings, manufacturing equipment and construction in process to the third party lessee for five years, effective July 10, 2019. The lessee paid a lease deposit of RMB1,000,000 (approximately $137,000) as guarantee and annual lease fee of RMB3,000,000 (approximately $411,000). The Company recorded revenues of $98,185 and $106,647 from this operating lease in the three months ended October 31, 2022 and 2021, and the Company recorded revenues of $200,765 and $213,429 from this operating lease in the six months ended October 31, 2022 and 2021.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses included the following as of October 31, 2022 and April 30, 2022:

Account	October 31, 2022	April 30, 2022
Accounts payable	$9,523,873	$7,945,913
Advanced from customers	291,513	121,183
Advanced from third parties*	753,811	1,208,900
Accrued salary payable	153,679	101,829
Tax payable	684,759	812,545
Other payable**	1,874,396	2,024,868
Total accounts payable and accrued expenses	$13,282,031	$12,215,238

* Advanced from third parties for working capital, bearing interest free and due on demands.

** As of October 31, 2022, other payables consists of general liability, worker's compensation, and medical insurance payable of $358,648, consulting fee payable of $185,902, union and education fees payable of $121,325, interest payables for short-term loans of $297,456, safety production fund payable of $627,919, advances from the employees of $126,815, security deposit for sub-contractor of $136,971 and other miscellaneous payables of $19,360. As of April 30, 2022, other payables consists of general liability, worker's compensation, and medical insurance payable of $428,773, consulting and service fee payable of $206,007, union and education fees payable of $134,598, interest payables for short-term loans of $366,249, safety production fund payable of $627,138, advances from the employees of $106,253, deposit for operating lease of $151,784 and other miscellaneous payables of $4,066.

NOTE 11 -LOAN PAYABLE

Short-term loan payable

Short-term loans are obtained from various individual lenders that are due within one year for working capital purpose. These loans are unsecured and can be renewed with 10 days advance notice prior to maturity date and accrued interest converted into debt principal. As of October 31, 2022 and April 30, 2022, short-term loans consisted of the following:

	October 31, 2022	April 30, 2022
Loan from Min Wu, an employee of Qufu Shengren, due on October 5, 2023, with an annual interest rate of 10%, renewed on October 6, 2022.	$30,134	$33,393
Loan from Jianjun Yan, due on October 6, 2023, with an annual interest rate of 10%, renewed on October 7, 2022.	1,614,802	1,626,763
Loan from Jianjun Yan, due on April 18, 2023, with annual interest rate of 4%, renewed on April 19, 2022 for the term of one year.	121,494	134,633
Multiple loans from Jianjun Yan, due from May 13, 2023 to August 22, 2023, with annual interest rate of 12%, sign on period from May 14, 2022 to August 23, 2022. Partially repaid RMB2,165,000 ($315,851) in the six months ended October 31, 2022.	1,206,676	1,490,521
Loan from Junzhen Zhang, non-related individual, due on October 5, 2023, with an annual interest rate of 10%, renewed on October 6, 2022.	29,169	29,385
Loan from Junzhen Zhang, non-related individual, due on November 30, 2023, with an annual interest rate of 10%, signed on December 1, 2022.	21,094	23,375
Multiple loans from Jian Chen, non-related individual, due from May 20, 2023 to November 14, 2023, with an annual interest rate of 12%, signed from May 21, 2022 to November 15, 2022.	1,069,644	1,066,928
Loan from Qing Kong, non-related individual, due on March 6, 2023, with an annual interest rate of 10%, renewed on March 7, 2022.	96,126	106,522
Loan from Qing Kong, non-related individual, due on January 8, 2023, with an annual interest rate of 10%, renewed on January 9, 2022.	40,108	44,445
Loan from Guihai Chen, non-related individual, due on March 9, 2023, with an annual interest rate of 10%, renewed on March 10, 2022.	24,032	26,631
Loan from Guihai Chen, non-related individual, due on September 20, 2023, with an annual interest rate of 10%, renewed on September 21, 2022.	40,108	40,405
Loan from Weifeng Kong, non-related individual, due on November 28, 2023, with an annual interest rate of 10%, renewed on November 29, 2022.	27,394	30,357
Loan from Guohui Zhang, non-related individual, due on January 16, 2022, with an annual interest rate of 4% signed on January 17, 2021.	-	254,148
Total short-term loan payable	$4,320,781	$4,907,506

For the three and six months ended October 31, 2022 and 2021, interest expense related to short-term loans amounted to $119,869 and $24,582, and $247,726 and $38,156, respectively, which were included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with ASC Topic 280, "Segment Reporting", for the three and six months ended October 31, 2022 and 2021; we accounted for two reportable business segments - (1) natural sweetener (stevioside), and (2) corporate and other pharmaceutical. Our reportable segments are strategic business units that offer different products and are managed separately based on the fundamental differences in their operations. Condensed financial information with respect to these reportable business segments for the three and six months ended October 31, 2022 and 2021 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenues:
Stevioside	$7,305,077	$10,001,477	$ 14,912,400	$16,163,155
Corporate and other	98,185	106,647	200,765	213,429
Total segment and consolidated revenues	$7,403,262	$10,108,124	$15,113,165	$16,376,584
Interest expense:
Stevioside	$(124,622)	$(119,934)	$(257,643)	$(190,605)
Corporate and other	-	-	-	-
Total segment and consolidated interest expense	$(124,622)	$(119,934)	$(257,643)	$(190,605)
Depreciation and amortization:
Stevioside	$281,571	$312,038	$573,745	$623,881
Corporate and other	37,537	56,349	77,891	112,942
Total segment and consolidated depreciation and amortization	$ 319,108	$368,387	$ 651,636	$736,823
Income (loss) from operations before income taxes:
Stevioside	$(318,921)	$(1,941,725)	$(573,852)	$(2,753,962)
Corporate and other	59,270	48,952	120,050	111,072
Total loss from operations before income taxes	$(259,651)	$(1,892,773)	$(453,802)	$(2,642,890)

	October 31, 2022	April 30, 2022
Segment property and equipment:
Stevioside	$4,873,051	$5,854,328
Corporate and other	1,399,063	1,631,405
Total property and equipment	$6,272,114	$7,485,733

NOTE 13 - CONCENTRATIONS AND CREDIT RISK

(i)    Customer Concentrations

For the three and six months ended October 31, 2022 and 2021, customers accounting for 10% or more of the Company's revenue were as follows:

	For the three months ended October 31,		For the six months ended October 31,
Customer	2022	2021	2022	2021
A	44.4%	39.7%	47.7%	39.0%
B	-	18.5%	-	11.5%

(ii)    Vendor Concentrations

For the three and six months ended October 31, 2022 and 2021, suppliers accounting for 10% or more of the Company's purchase were as follows:

	For the three months ended October 31,		For the six months ended October 31,
Supplier	2022	2021	2022	2021
A	-	40.5%	29.3%	53.6%
B	-	-	-	13.6%
C	25.0%	-	-	-
D	20.6%	-	-	-
E	18.9%	-	-	-
F	14.6%	-	-	-

-Less than 10%.

(iii)    Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash with high credit quality financial institutions in the United States and the PRC. As of October 31, 2022 and April 30, 2022, we had $2,707,425 and $293,408 of cash balance held in PRC banks, respectively. PRC banks protect consumers against loss if their bank or thrift institution fails, and each of our PRC bank account is insured up to RMB500,000 (approximately $68,000). As a result, cash held in PRC financial institutions of $2,548,462 and $119,250 are not insured as of October 31, 2022 and April 30, 2022. We have not experienced any losses in such accounts through October 31, 2022. Our cash position by geographic area was as follows:

Country:	October 31, 2022		April 30, 2022
United States	$ 59,918	2.2%	$18,033	5.6%
China	2,714,108	97.8%	303,160	94.4%
Total cash and cash equivalents	$ 2,774,026	100.00%	$321,193	100.00%

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

OUR PERFORMANCE

 Our revenues totaled approximately $7,403,000 during the three months ended October 31, 2022, a decrease of 26.8%, as compared with the same period in 2021, and our gross margin increased to 17.2% from (0.7)%. Our total operating expenses in the three months ended October 31, 2022 decreased by approximately $286,000, or 16.8% compared to the same period in 2021 primarily due to a decrease of approximately $121,000, or 31.9% in selling expense, a decrease of approximately $142,000, or 26.9% in general and administrative expense and a decrease of approximately $23,000, or 2.9% in research and development expenses. Our net loss for the three months ended October 31, 2022 was approximately $260,000, compared to a net loss $1,893,000 in the same period in 2021.

Our revenues totaled approximately $15,113,000 during the six months ended October 31, 20221, a decrease of 7.7%, as compared with the same period in 2021, and our gross margin increased to 16.1% from 5.0%. Our total operating expenses in the six months ended October 31, 2022 decreased by approximately $193,000, or 6.8% compared to the same period in 2021 primarily due to a decrease of approximately $91,000, or 12.1% in selling expense, a decrease of approximately $159,000, or 16.9% in general and administrative expense, and offset by an increase of approximately $57,000, or 4.9% in research and development expenses. Our net loss for the six months ended October 31, 2022 was approximately $454,000, compared to a net loss of $2,643,000 in six months ended October 31, 2021.

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

RESULTS OF OPERATIONS

The following table summarizes our results from operations for the three month periods ended October 31, 2022 and 2021. The percentages represent each line item as a percent of revenues:

For the Three Months ended October 31, 2022
	Stevioside		Corporate and Other		Consolidated
Revenues	$ 7,305,077	100.0%	$ 98,185	100.0%	$ 7,403,262	100.0%
Cost of goods sold	6,088,144	83.3%	38,915	39.6%	6,127,059	82.8%
Gross profit	1,216,933	16.7%	59,270	60.4%	1,276,203	17.2%
Selling expenses	258,753	3.5%	-	-	258,753	3.5%
General and administrative expenses	385,344	5.3%	-	-	385,344	5.2%
Research and development expenses	769,184	10.5%	-	-	769,184	10.4%
(Loss) income from operations	(196,348)	(2.6)%	59,270	60.4%	(137,078)	(1.9)%
Other expenses	(122,573)	(1.7)%	-	-	(122,573)	(1.7)%
(Loss) income from operations before income taxes	$ (318,921)	(4.3)%	$ 59,270	60.4%	$ (259,651)	(3.6)%

For the Three Months ended October 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$ 10,001,477	100.0%	$ 106,647	100.0%	$ 10,108,124	100.0%
Cost of goods sold	10,121,030	101.2%	57,715	54.1%	10,178,745	100.7%
Gross (loss) profit	(119,553	)(1.2)%	48,932	45.9%	(70,621)	(0.7)%
Selling expenses	379,977	3.8%	-	-	379,977	3.8%
General and administrative expenses	527,010	5.3%	-	-	527,010	5.2%
Research and development expenses	792,367	7.9%	-	-	792,367	7.8%
(Loss) income from operations	(1,818,907)	(18.2)%	48,932	45.9%	(1,769,975)	(17.5)%
Other (expenses) income	(122,818)	(1.2)%	20	0.0%	(122,798)	(1.2)%
(Loss) income from operations before income taxes	$ (1,941,725)	(19.4)%	$ 48,952	45.9%	$ (1,892,773)	(18.7)%

The following table summarizes our results from operations for the six month periods ended October 31, 2022 and 2021.

For the Six Months ended October 31, 2022
	Stevioside		Corporate and Other		Consolidated
Revenues	$ 14,912,400	100.0%	$ 200,765	100.0%	$ 15,113,165	100.0%
Cost of goods sold	12,600,239	84.5%	80,685	40.2%	12,680,924	83.9%
Gross profit	2,312,161	15.5%	120,080	59.8%	2,432,241	16.1%
Selling expenses	658,220	4.4%	-	-	658,220	4.4%
General and administrative expenses	782,228	5.2%	30	0.0%	782,258	5.2%
Research and development expenses	1,204,752	8.1%	-	-	1,204,752	8.0%
(Loss) income from operations	(333,039)	(2.2)%	120,050	59.8%	(212,989)	(1.5)%
Other expenses	(240,813)	(1.6)%	-	-	(240,813)	(1.6)%
(Loss) income from operations before income taxes	$ (573,852)	(3.8)%	$ 120,050	59.8%	$ (453,802)	(3.1)%

For the Six Months ended October 31, 2021
	Stevioside		Corporate and Other		Consolidated
Revenues	$ 16,163,155	100.0%	$ 213,429	100.0%	$ 16,376,584	100.0%
Cost of goods sold	15,461,999	95.7%	102,377	48.0%	15,564,376	95.0%
Gross profit	701,156	4.3%	111,052	52.0%	812,208	5.0%
Selling expenses	748,789	4.6%	-	-	748,789	4.6%
General and administrative expenses	941,653	5.8%	-	-	941,653	5.7%
Research and development expenses	1,148,080	7.1%	-	-	1,148,080	7.0%
(Loss) income from operations	(2,137,366)	(13.2)%	111,052	52.0%	(2,026,314)	(12.3)%
Other (expenses) income	(616,596)	(3.8)%	20	0.0%	(616,576)	(3.8)%
(Loss) income from operations before income taxes	$ (2,753,962)	(17.0)%	$ 111,072	52.0%	$ (2,642,890)	(16.1)%

Revenues

Total revenues in the three months ended October 31, 2022 decreased by approximately 26.8%, as compared to the same period in 2021, primarily due to a decreasing demand from domestic and international markets during COVID-19 pandemic. Our Stevioside segment, revenues from sales decreased by 27.0%, from 98.9% to 98.7% of our total revenues in the three months ended October 31, 2022. We sold 204 metric tons and 359 metric tons of stevioside for the three months ended October 31, 2022 and 2021, respectively.

Total revenues in the six months ended October 31, 2022 decreased by 7.7% as compared to the same period in 2021.  Stevioside revenues, accounts for 98.7% of our total revenues both in the six months ended October 31, 2022 and 2021, respectively. During the six months ended October 31, 2022, within our Stevioside segment, our sales volume decreased by approximately 105 metric tons, from 573 metric tons to 468 metric tons, a 18.2% decrease.

Our products including enzyme treated stevia have been well accepted by the market, especially in the U.S. We generated approximately $2,237,000 and $5,186,000 in revenue from producing over 69 metric tons and 162 metric tons of the customized orders for restructuring by enzyme based on our Stevioside products which accounted for approximately 32.3% and 34.8% of our total revenues of Stevioside segment in the three and six months ended October 31, 2022, respectively. With the restructuring of our product line, we also continue to increase the sales of our low grade stevia products. Our A3-98 product amounted 22.2% and 13.3% of total revenue of our Stevioside segment for three and six months ended October 31, 2022, respectively.

Cost of Revenues and Gross Margin

Cost of revenues in the three and six months ended October 31, 2022 decreased by 39.8% and 18.5%, compared to the same period in 2021, respectively. Cost of revenues as a percentage of revenues decreased from 100.7% and 95.0% to 82.8% and 83.9% during the three and six months ended October 31, 2022 compared to the same period in 2021, respectively. Gross margin in Stevioside segment increased from (1.2)% to 16.7% for the three months ended by October 31, 2022, compared the same period in 2021. Gross margin in Stevioside segment increased from 4.3% to 15.5% for the six months ended by October 31, 2022, compared the same period in 2021, which was primarily due improvements in the management of our production process, we were able to operate with better efficiency and reduce the cost of production, as well as an increase in our sales prices.

Our unit sale price fluctuated from month to month in the three and six months ended October 31, 2022, which was mainly affected by the market environment; the average unit sales price of our stevia products has increased for the three and six months ended October 31, 2022, as compared to the same period in 2021. We are facing challenges in competitive pricing and sourcing of raw materials, and the market prices of stevioside products were impacted by strong price competition among Chinese manufacturers. We also anticipate the price of stevia leaves, the raw material used to produce our stevioside series products, to continue to increase in the near future. In the six months ended October 31, 2022, some of our stevia products, such as A3-95 and A3-80, were sold for a loss in order to avoid further losses resulting from spoilage of overstocked inventory.

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

Selling Expenses

For the three months ended October 31, 2022, we had a decrease of approximately $121,000, or 31.9% in selling expenses, as compared to the same period in 2021. The decrease was primarily due to the approximately $107,000 decrease in promotion and marketing expenses, $31,000 decrease in commission expenses, $12,000 decrease in shipping and freight and $2,000 decrease in hospitality expenses, offset by $23,000 increase in office expenses and $8,000 increase in local sales taxes in the three months ended October 31, 2022.

For the six months ended October 31, 2022, we had a decrease of approximately $91,000, or 12.1% in selling expenses, as compared to the same period in 2021. The decrease was primarily due to the approximately $121,000 decrease in promotion and marketing expenses, $24,000 decrease in commission expenses, $20,000 decrease in travel expenses, $8,000 decrease in shipping and freight and $2,000 decrease in hospitality expenses, offset by $63,000 increase in local sales taxes and $21,000 increase in salary expenses in the six months ended October 31, 2022.

General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2022 decreased by approximately $142,000, or 26.9% from the same period in 2021. The decrease was primarily due to a decrease of approximately $78,000 in repairs and maintenance fees, $3,000 decrease in consulting service and auditing fees, $26,000 decrease in hospitality expenses, $11,000 decrease in travel expenses, $34,000 decrease in salary expenses and $23,000 decrease in safety production fund, offset by an increase of approximately $7,000 increase in office expenses and $26,000 increase in miscellaneous expense in the three months ended October 31, 2022.

Our general and administrative expenses for the six months ended October 31, 2022 decreased by approximately $159,000, or 16.9% from the same period in 2021. The decrease was primarily due to a decrease of approximately $76,000 in repairs and maintenance fees, $11,000 decrease in consulting service and auditing fees, $31,000 decrease in hospitality expenses, $13,000 decrease in travel expenses, $38,000 decrease in salary expenses and $15,000 decrease in safety production fund, offset by an increase of approximately $19,000 increase in office expenses and $6,000 increase in miscellaneous expense in the six months ended October 31, 2022.

Research and Development Expenses

For the three and six months ended October 31, 2022, our research and development expenses amounted to approximately $769,000 and $1,205,000, respectively, as compared to $792,000 and $1,148,000 for the same period in 2021. The changes were primarily due to the changes in materials used for R&D purpose in the three and six months ended October 31, 2022.

 Other Income (Expenses)

For the three months ended October 31, 2022 and 2021, other expense, net of other income, amounted to approximately $123,000, respectively. For the six months ended October 31, 2022, other expense, net of other income, amounted to approximately $241,000, a decrease of $376,000 as compared to the other expense, net of other income, amounted to approximately $617,000 for the six months ended October 31, 2021. The decrease of other expenses was primarily attributable to a decrease in other expenses of $443,000 attributable to a loss on disposition of property and equipment in the six months ended October 31, 2021, and a decrease of approximately $143,000 in interest expense to related parties, offset by a decrease of $1,000 in interest income and an increase of $210,000 in interest expense to third parties.

Net Loss

As a result of the foregoing, our loss amounted $260,000 and $454,000 for the three and six months ended October 31, 2022, as compared with net loss of $1,893,000 and $2,643,000 for the three and six months ended October 31, 2021, respectively, a decrease of $1,633,000, or 86.3% and a decrease of $2,189,000, or 82.8%. The decrease in net loss was primarily due to decreased operating expenses and decreased other expenses, as well as increased gross profit in the three and six months ended October 31, 2022, compared to the three and six months ended October 31, 2021.

Net Loss Attributable to Sunwin Stevia International, Inc.

Our net loss attributable to Sunwin Stevia International, Inc. in the three and six months ended October 31, 2022 was approximately $218,000 and $339,000, or $(0.00) and (0.00) per share (basic and diluted), compared to $1,169,000 and $1,629,000, or $(0.01) and (0.01) per share (basic and diluted), in the three and six months ended October 31, 2021.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest represents the ownership interests an individual investor and Shangdong Yulong Mining Group Co., Ltd. ("Yulong") hold in Qufu Shengren. The amount recorded as noncontrolling interest in our unaudited condensed consolidated statements of loss and comprehensive loss is computed by multiplying the after-tax loss by 38.7%, the percentage ownership in Qufu Shengren not directly attributable to us.  Net loss attributable to noncontrolling interest amounted to $42,000 and $114,000 for the three and six months ended October 31, 2022, compared to net loss attributable to noncontrolling interest of $724,000 and $1,014,000 for the three and six months ended October 31, 2021.

Foreign Currency Translation Gain

The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange translations are included in the Comprehensive loss on the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of foreign currency translations attributable to Sunwin Stevia International, Inc., which are a non-cash adjustment, we reported a foreign currency translation loss of $208,000 and $274,000 for the three and six months ended October 31, 2022. We reported a foreign currency translation gain of $40,000 and $46,000 for the three and six months ended October 31, 2021, respectively. These non-cash loss and gain had the effect of our reported comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate sufficient cash to meet its operational cash requirements.

On October 31, 2022, we had working capital deficit of approximately $5,404,000, including cash of approximately $2,774,000, as compared to working deficit of $5,949,000, including cash of approximately $321,000 at April 30, 2022. The approximate $2,453,000 increase in our cash at October 31, 2022 from April 30, 2022 is primarily attributable to net cash provided by operating activities of approximately $3,363,000, offset by net cash used in investing activities of approximately $162,000, net cash used in financing activities of approximately $560,000 and effect of exchange rate on cash of $188,000 during the six months ended October 31, 2022. The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These factors raise doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. Management intends to make every effort to improve its current sales force as to further develop and expand the international markets for its new products as well as continuing with the current sources of funds to meet working capital needs on as needed basis.  There can be no assurance that these plans and arrangements will be successful.

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

Capital Resources

The following table provides certain selected balance sheets comparisons as of October 31, 2022 and April 30, 2022:

	October 31, 2022	April 30, 2022	Increase (Decrease)%

Cash and cash equivalents	$ 2,774,026	$321,193	$2,452,833	763.7%
Accounts receivable, net	7,935,814	7,404,669	531,145	7.2%
Inventories, net	2,194,443	5,564,044	(3,369,601)	(60.6)%
Prepaid expenses and other current assets	3,711,037	2,765,819	945,218	34.2%
Total current assets	16,615,320	16,055,725	559,595	3.5%
Property and equipment, net	6,272,114	7,485,733	(1,213,619)	(16.2)%
Land use rights	1,731,945	1,950,204	(218,259)	(11.2)%
Total assets	$ 24,619,379	$25,491,662	$(872,283)	(3.4)%

Accounts payable and accrued expenses	$ 13,282,031	$12,215,238	$1,066,793	8.7%
Short-term loans	4,320,781	4,907,506	(586,725)	(12.0)%
Due to related parties	4,416,504	4,882,162	(465,658)	(9.5)%
Total current liabilities	22,019,316	22,004,906	14,410	0.1%
Total liabilities	$ 22,019,316	$22,004,906	$14,410	0.1%

We maintain cash and cash equivalents in China and United States. On October 31, 2022 and April 30, 2022, total cash were as follows:

Country	October 31, 2022	April 30, 2022
United States	$ 59,918	$18,033
China	2,714,108	303,160
Total	$ 2,774,026	$321,193

The majority of our cash balances on October 31, 2022 are in the form of RMB stored in a bank account in China. Cash held in banks in the PRC is not insured. The value of cash on deposit in mainland China of approximately $2,707,000 as of October 31, 2022 has been converted based on the exchange rate as of October 31, 2022. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for use outside of China.

Accounts receivable, net of allowance for doubtful accounts increased by approximately $531,000 during the six months ended October 31, 2022, as a result of the increase in sales of product sold as of October 31, 2022. The days for sales outstanding in accounts receivable increased to 93 days as of October 31, 2022, as compared to 80 days as of April 30, 2022. We will reevaluate and categorize accounts receivable for sales and will target to improve our collection effort in fiscal 2023.

Inventories on October 31, 2022, net of reserve for obsolescence, totaled approximately $2,194,000, as compared to $5,564,000 as of April 30, 2022. The decrease is primarily due to our increase in higher sales volume during the six months ended October 31, 2022. However, due to the COVID-19 pandemic, there has been minimal disruption in our supply chain network of certain raw materials. We are not able to purchase enough leaves of the stevia to meet our anticipated upcoming increase in demands

Our accounts payable and accrued expenses were approximately $13,282,000 on October 31, 2022, an increase of approximately $1,067,000 from April 30, 2022. The increase is primarily due to our increase in procurements of raw material as a result of the rising sales of such materials during the six months ended October 31, 2022.

Loans payable on October 31, 2022 and April 30, 2022 totaled approximately $4,321,000 and $4,908,000, respectively. These loans payable consisted of short-term loans from multiple non-related individuals, which bear annual interest rates of 4% - 12%.  Range of maturity dates of the loans payable was from January 8, 2023 to November 30, 2023.  During the six months ended October 31, 2022, the Company repaid loans in amount of approximately $560,000 in cash.

Due to related parties on October 31, 2022 and April 30, 2022 totaled approximately $4,417,000 and $4,882,000, respectively.  As of October 31, 2022, the balance we owed Pharmaceutical Corporation and Mr. Weidong Chai, a management member of Qufu Shengren Pharmaceutical Co., Ltd., amounted to approximately $4,191,000 and $226,000, respectively. On April 30, 2022, the balance we owed to Pharmaceutical Corporation and Export and Mr. Weidong Chai amounted to approximately $4,646,000 and $236,000, respectively.

Cash Flows Analysis

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net cash provided by operating activities was approximately $3,363,000 for the six months ended October 31, 2022, primarily due to adjusted by non-cash working capital, depreciation and amortization expenses of $652,000, impairment on obsolete inventories of $56,000. Changes in operating assets and liabilities include a decrease of approximately $2,954,000 in inventories and an increase in accounts payable and accrued expenses of approximately $2,836,000, offset by an increase of approximately $1,335,000 in accounts receivable, an increase of approximately $1,294,000 in prepaid expenses and other current assets, a decreased of approximately $52,000 in taxes payable and a net loss of approximately $454,000.

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

NET CASH FLOW USED IN INVESTING ACTIVITIES:

Net cash used in investing activities from operations amounted to approximately $162,000 during the six months ended October 31, 2022 due to capital expenditures for property and equipment in amount of approximately $166,000 and offset by proceed from disposal of equipment of $5,000.

Net cash used in investing activities from operations amounted to approximately $2,198,000 during the six months ended October 31, 2021 due to capital expenditures for property and equipment of approximately $150,000 and land use rights of approximately $2,056,000, offset by proceed from disposal of equipment of $8,000.

NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net cash used in financing activities from operations amounted to approximately $560,000 in the six months ended October 31, 2022, primarily due to repayments for short term loans in a total amount of $560,000 and repayment of related party advances of approximately $2,000, offset by advances received from related parties of approximately $2,000.

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

Our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2022.

Based on this evaluation our management concluded that our disclosure controls and procedures were not effective as of October 31, 2022 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the six months ended October 31, 2022. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the six months ended October 31, 2022 included in this quarterly report on Form 10-Q were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our consolidated financial statements for the six months ended October 31, 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the six months ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNWIN STEVIA INTERNATIONAL, INC.

Dated: January 11, 2023	By: /s/ Chunchun Wang
Chunchun Wang
Chief Executive Officer

Dated: January 11, 2023	By: /s/ Fanjun Wu
Fanjun Wu,
Chief Financial Officer